Form 10-Q
period 1997-03-31
EURONET SERVICES INC
filed 1997-05-15
CIK 1029199

_______________________________________________________________________________
_______________________________________________________________________________


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ---------------


                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number C00-22167


                                ---------------


                             EURONET SERVICES INC.
           (Exact name of the registrant as specified in its charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   74-2806888
                      (I.R.S. employer identification no.)


                                 14-24 Horvat u.
                                 1027 Budapest
                                    Hungary
                    (Address of principal executive offices)

                                 36-1-224-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   NO [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at April 30, 1997, 15,257,048 Common Shares.

_______________________________________________________________________________
_______________________________________________________________________________

PART I

ITEM 1 FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31, 1997          DECEMBER 31, 1996
                                                         --------------          -----------------
                                                           (UNAUDITED)               (AUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                 $  46,346                $   2,541
 Restricted cash                                                 974                      818
 Trade accounts receivable, net                                  228                      172
 Investment securities                                         6,944                      194
 Prepaid expenses and other current assets                       934                      433
                                                           ---------                ---------
  Total current assets                                        55,426                    4,158
Property and equipment, net                                    9,440                    7,284
Loans receivable, excluding current portion                       18                       21
Deferred income taxes                                            597                      471
                                                           ---------                ---------
  Total assets                                                65,481                   11,934
                                                           =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                    $   2,065                $   1,670
 Short term borrowings                                           182                      194
 Current installments of capital leases obligations              808                      637
 Note payable - shareholder                                      260                      262
 Accrued expenses and other current liabilities                  291                       98
                                                           ---------                ---------
  Total current liabilities                                    3,606                    2,861
Obligations under capital leases, excluding
 current installments                                          5,524                    3,834
Other long-term liabilities                                       88                      103
                                                           ---------                ---------
  Total liabilities                                            9,218                    6,798
                                                           ---------                ---------
Shareholders' equity:
 Common and preferred shares, Euronet Holding N.V.                --                      191
 Common stock, $0.02 par value; 30,000,000 shares
  authorized; 15,235,068 shares issued and outstanding           305                       --
 Additional paid in capital                                   62,994                   11,666
 Subscription receivable                                                                 (500)
 Accumulated losses                                           (7,820)                  (7,005)
 Restricted reserve                                              784                      784
                                                           ---------                ---------
  Total shareholders' equity                                  56,263                    5,136
                                                           ---------                ---------
  Total liabilities and shareholders' equity               $  65,481                $  11,934
                                                           =========                =========

See accompanying notes to condensed consolidated statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                         -------------------------------     -------------------
                                         MARCH 31, 1997   MARCH 31, 1996      DECEMBER 31, 1996
                                         --------------   --------------      -----------------
                                                   (UNAUDITED)                    (AUDITED)
Revenue                                          795               100                1,261
                                          ----------        ----------           ----------
Operating expenses:
  ATM operating costs                           (688)             (232)              (1,176)
  Other operating costs                       (1,106)             (401)              (7,831)
                                          ----------        ----------           ----------
    Operating loss                              (999)             (533)              (7,746)
                                          ----------        ----------           ----------
Other income (expenses)                           58              (163)                (153)
                                          ----------        ----------           ----------
    Loss before income taxes                    (941)             (696)              (7,899)
Deferred income tax benefit                      126                54                  323
                                          ----------        ----------           ----------
    Net loss                              $     (815)       $     (642)          $   (7,576)
                                          ==========        ==========           ==========

Loss per share (Note 3)                   $    (0.05)       $    (0.05)          $    (0.55)
                                          ==========        ==========           ==========
Average shares outstanding (Note 3)       15,119,650        13,838,078           13,838,078
                                          ==========        ==========           ==========


See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                               ------------------          -------------------
                                                         MARCH 31, 1997    MARCH 31, 1996   DECEMBER 31, 1996
                                                         --------------    --------------   -----------------
                                                                    (UNAUDITED)                 (AUDITED)
Cash flows from operating activities:
 Net loss                                                  $    (815)        $    (642)         $  (7,576)
                                                           ---------         ---------          ---------
 Adjustments to reconcile net loss to net cash
 provided by/(used in) operating activities:
  Share compensation expense                                      19                --              4,172
  Depreciation of property, plant and equipment                  305               103                484
  Deferred income taxes                                         (126)              (44)              (323)
  Decrease/(increase) in restricted cash                        (156)              559                134
  Increase in trade accounts receivable                          (56)               (5)              (139)
  Increase in prepaid expenses and other current assets         (501)              291                 --
  Increase in trade accounts payable                             395               (70)             1,306
  (Decrease)/increase in accrued expenses and other
   long-term liabilities                                         179                59               (313)
                                                           ---------         ---------          ---------
    Net cash provided by/(used in) operating activities         (756)              251             (2,255)

Cash flows from investing activities:
  Fixed asset purchases                                         (368)              (95)            (1,061)
  Purchase of investment securities                           (6,750)               --               (194)
  Net decrease/(increase) in loan receivable                       3                (5)                 3
                                                           ---------         ---------          ---------
    Net cash used in investing activities                     (7,115)             (100)            (1,252)

Cash flows from financing activities:
  Net proceeds from public offering                           47,857                --                 --
  Capital contributions                                        4,066             2,000              6,500
  Reimbursement of capital                                        --                --                (57)
  Repayment of obligations under capital leases                 (247)               --             (1,101)
  Proceeds from bank borrowings                                   --                --                194
  Proceeds from loan from shareholder                             --                --                101
                                                           ---------         ---------          ---------
    Net cash provided by financing activities                 51,676             2,000              5,637
                                                           ---------         ---------          ---------
Net increase/(decrease) in cash and cash equivalents          43,805             2,151              2,130
Cash and cash equivalents at beginning of period               2,541               634                411
                                                           ---------         ---------          ---------
Cash and cash equivalents at end of period                 $  46,346         $   2,785          $   2,541
                                                           =========         =========          =========

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1997 and the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Holding N.V. ("Euronet N.V.") for the year ended December 31, 1996, including the notes thereto, set forth in the Company's Form S-1 Registration Statement (No. 33-18121). For reference purposes, the condensed consolidated financial statements for December 31, 1996, excluding the notes thereto, are contained herein.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996. For a description of these policies, see
Note 2 of Notes to Consolidated Financial Statements for the year ended
December 31, 1996.

NOTE 3 - NET LOSS PER SHARE

As the capital structure of the Company during 1996 is not indicative of the capital structure after the initial public offering, pro-forma net loss per share calculation for the three months ended March 31, 1996 has been included. The pro-forma number of common and common equivalent shares, as described in the audited consolidated financial statements of Euronet N.V. for the year ended December 31, 1996 have been applied to the quarter ended March 31, 1996. Common stock equivalents consist of shares issuable under the Company's stock option plans using the treasury stock method.

Loss per share for the three-month period ended March 31, 1997 has been computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to dilutive stock options. The weighted average number of common shares outstanding assumes that the shares issued by the Company prior to the date of the initial public offering have been outstanding since the beginning of the period.

NOTE 4 - INITIAL PUBLIC OFFERING OF COMMON STOCK

On March 7, 1997, the Company consummated an initial public offering of 6,095,000 shares of common stock at a price of $13.50 per share. Of the 6,095,000 shares sold, 3,833,650 shares were sold by the Company and 2,261,350 shares by certain selling shareholders. Net proceeds to the Company were approximately $47.9 million after deduction of the underwriting discount and other expenses of the offering.

NOTE 5 - SHAREHOLDERS' EQUITY

Effective March 5, 1997, the Company changed the stated par value of all common and preferred shares of Euronet N.V. from $0.10 to $0.14. Euronet N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value was retroactively taken into account for common and preferred shares of Euronet N.V. as at March 31, 1996. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet N.V. converted all of such preferred shares into common shares of Euronet N.V.

The increase in par value from $0.01 to $0.02 and the seven-for-one stock split have been given retroactive treatment to March 31, 1996.

Pursuant to an Exchange Agreement which became effective on March 6, 1997, entered into between Euronet Services Inc. and the shareholders and option holders of Euronet N.V., 10,296,076 shares of common stock in Euronet Services Inc. were issued to the shareholders of Euronet N.V. in exchange for all the common shares of Euronet N.V. In addition, options to acquire 3,113,355 shares of common stock of Euronet Services Inc. were issued to the holders of options to acquire 3,113,355 common shares of Euronet N.V. and awards with respect to 800,520 shares of common stock of Euronet Services Inc. were issued to the holders of awards with respect to 800,520 preferred shares of Euronet N.V. in exchange for all such awards.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

     Euronet Services Inc. and its subsidiaries (collectively, "Euronet" or the "Company") are operators of independent shared automatic teller machine (ATM) networks and are service providers to banks and financial institutions. Euronet serves a number of banks in Poland and Hungary by providing ATMs that accept cards with international logos such as VISA, American Express and Mastercard and proprietary bank cards issued by member banks. The subsidiaries of Euronet are:
Euronet-Bank 24 Rt and SatComNet Kft (Hungary), Bankomat 24/Euronet Sp. z o.o. (Poland), Euronet Holding N.V. (Netherland Antilles) and Euronet Services GmbH (Germany). Subsequent to March 31, 1997, the Company incorporated EFT-Usluge d o.o. (Croatia).

     The Company was formed and established its first office in Budapest in July 1994. In May 1995, the Company opened its second office in Warsaw. To date, the Company has devoted substantially all of its resources to establishing its ATM network in Hungary and Poland through the acquisition and installation of ATMs and computers and software for its processing center pursuant to capital leases and through the marketing of its services to local banks in Hungary, Poland, Germany and other regions in Central Europe as well as international card organizations.

     The Company installed its first ATM in Hungary in June 1995, and at the end of 1996 the Company had 166 ATMs installed. An additional 90 ATMs were installed during the first three months of 1997 and at April 30, 1997 the Company's ATM network consists of 287 ATMs. Euronet's network consisted of 2 ATMs in Poland and 57 ATMs in Hungary at March 31, 1996. With the expansion of operations, the Company has increased the number of its employees in Hungary from 34 at March 31, 1996 and 36 at December 31, 1996 to 49 at March 31, 1997. In Poland, the Company increased the number of its employees from 10 at March 31, 1996 and 20 at December 31, 1996 to 32 at March 31, 1997. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in substantial increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

     The Company has derived substantially all of its revenues from ATM transaction fees since inception. The Company receives a fee from the card issuing banks or international card organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for substantially all of its revenues for the foreseeable future. The Company recently began to sell advertising on its network by putting clients' advertisements on its ATMs. Although revenues from advertising have been insignificant to date, the Company believes that advertising revenues will increase. In the second quarter of 1997, the Company also intends to begin generating revenues from ATM network management services that it offers to banks that own proprietary ATM networks.

     As Euronet only began operations in Poland in January 1996, and due to the significant growth in both revenues and operating expenses for the quarter ended March 31, 1997 as compared to the same quarter of 1996, the Company believes that the comparison of the operating results for the quarter is facilitated by reference to the year ended December 31, 1996. Accordingly, the condensed statement of operations for the full year ended December 31, 1996 has been included in this report.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to the Quarter Ended March 31, 1996

     Revenues. Total revenues increased to $795,000 for the quarter ended March 31, 1997 from $100,000 for the quarter ended March 31, 1996. This increase was due primarily to the significant increase in transaction fees resulting from the increase in the number of ATMs operated by the Company during the quarter ended March 31, 1997 and a greater number of credit and debit card holders able to use their cards at Euronet's ATMs. Transaction fee revenue represented approximately 90% of total revenues for the quarter ended March 31, 1997. Approximately 78% of transaction fees in the quarter ended March 31, 1997 were attributable to cash withdrawals, and 22% were attributable to balance inquiries and transactions not completed because authorization was not given by the relevant card issuer.

     Operating expenses. Total expenses increased by $1.2 million to $1.8 million for the quarter ended March 31, 1997 from $633,000 for the quarter ended March 31, 1996. This increase was due primarily to costs associated with the installation of significant numbers of ATMs during the period and expansion of the Company's operations during the period.

     ATM operating costs, which consists primarily of ATM site rentals, depreciation of ATMs and costs associated with installing and maintaining ATMs and providing telecommunications and cash delivery services to ATMs increased $456,000 to $688,000 for the quarter ended March 31, 1997 from $232,000 for the quarter ended March 31, 1996. The percentage of ATM operating costs to total expenses for quarter ended March 31, 1997 remained stable at 38% as compared to 37% for the same period in 1996. The increase in ATM operating costs was primarily attributable to costs associated with operating an increased number of ATMs in the network during the period. The number of ATMs in the network increased from 34 to 190 from March 31, 1996 to March 31, 1997.

     Other operating expenses, which includes salaries, professional fees and other general and administrative expenses, increased $705,000 in the quarter ended March 31, 1997, from $401,000 for the same period in 1996. This increase was due primarily to expansion of the Company's operations during the period, especially the increase in the number of employees in the Company. In Poland the number of employees increased from 10 at March 31, 1996 to 32 at March 31, 1997. In Hungary, the number of employees increased from 34 to 49 in the same period. Euronet has also employed two individuals in Germany and, at March 31, 1997, 1 in Croatia.

     Other income/expense. Interest income increased $74,000 to $75,000 for the quarter ended March 31, 1997 from $1,000 for the quarter ended March 31, 1996. The increase was due to larger amounts held in interest bearing securities primarily as a result of investing the proceeds of the public offering. See "--Liquidity and Capital Resources".

     Interest expense relating principally to capital leases of ATMs and the Company's computer systems increased $86,000 to $111,000 for the quarter ended March 31, 1997 from $25,000 for the quarter ended March 31, 1996. This increase was due primarily to the increase in capital lease obligations for ATMs outstanding during the period.

     Net loss. The Company's net loss increased $173,000 to $815,000, or $(0.05) per share, during the quarter ended March 31, 1997 from $642,000, or $(0.05) per share, for the quarter ended March 31, 1996 as a result of the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

On March 7, 1997, the Company consummated an initial public offering of 6,095,000 shares of common stock at the price of $13.50 per share. Of the 6,095,000 shares sold, 3,833,650 shares were sold by the Company and 2,261,350 shares by certain selling shareholders. Net proceeds to the Company were approximately $47.9 million after deduction of the underwriting discount and other expenses of the offering. The Company intends to use the proceeds to cover expenditures relating to the expansion and operation of its ATM network and the provision of ATM management services.

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through private placements of equity securities and through equipment lease financing. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $10,500,000 and investments in property, plant and equipment.

The Company had $51.8 million of working capital at March 31, 1997, including $47.3 million of cash and cash equivalents and $6.9 million of investment securities. Approximately $41.0 million of the cash and cash equivalents and all of investment securities resulted from the net proceeds from the offering. Cash has been, and the Company contemplates that it will continue to be, invested in interest bearing, investment grade securities pending use in the Company's business.

The Company leases the majority of its ATMs under two principal capital lease arrangements that expire in July 1999 and January 2001, respectively. The leases bear interest at 15% and 11%, respectively. As of March 31, 1997 the Company owed approximately $6.3 million under such capital lease arrangements. The amount owed by the Company under such lease agreements is expected to increase significantly as the Company continues to lease increased numbers of ATMs in pursuit of its business strategy.

The Company anticipates that the estimated net proceeds of the Offering and the interest earned thereon, together with its existing capital resources and anticipated cash flow from planned operations, will be adequate to satisfy its capital requirements, capital lease payment obligations and other requirements, including possible acquisitions, until the Company begins to generate sufficient cash flows to fund its operations. There can be no assurance, however, that the Company will achieve or sustain profitability or generate significant revenues in the future. It is possible that the Company may seek additional equity or debt financing in the future.

FORWARD LOOKING STATEMENTS

Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, the Company's dependence on the maintenance of its contracts with banks and international card organizations, dependence on key personnel, dependence on ATM transaction fees, competition, and political, economic and legal risks in the markets in which the Company operates.

DISCLOSURES ABOUT NEW ACCOUNTING STANDARDS

SFAS No. 128, "Earnings Per Share", was issued in February 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is required to be adopted for the fiscal year ending December 31, 1997. The Company has not yet assessed the impact of Statement 128 on its financial statements.

INFLATION

Since the fall of Communist rule, both Hungary and Poland have experienced high levels of inflation and significant fluctuation in the exchange rate for their currencies. Although revenues generally are received by the Company in local currency, primarily Hungarian forints and Polish zlotys, the Company's Acceptance Agreements and agreements relating to the provision of ATM management services generally provide for fees denominated in U.S. dollars or that are inflation adjusted. A significant portion of the Company's expenditures, including costs associated with the acquisition of ATMs and executive salaries, are made in or are denominated in U.S. dollars. A substantial portion of the assets and liabilities of the Company are also denominated in U.S. dollars, including fixed assets, shareholders' equity and capital lease obligations. The Company attempts to match local currency receivables and payables. Hence, the amount of unmatched assets and liabilities giving rise to foreign exchange gains and losses is relatively limited, consisting mostly of cash and cash equivalents. Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT
      --------------       -----------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




March 14, 1997                        By:  /s/ Michael J. Brown
--------------                             ---------------------------------
                                      Chief Executive Officer



March 14, 1997                        By:  /s/ Bruce S. Colwill
--------------                             ---------------------------------
                                      Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


      EXHIBIT NO.       DESCRIPTION OF DOCUMENT
      -----------       -----------------------

      3(i)              Certificate of Correction of
                        Certificate of Incorporation

      3(ii)             Amendment to By-Laws

      11                Earnings Per Share

      27                Financial Data Schedule











