Form 10-Q
period 1997-06-30
EURONET SERVICES INC
filed 1997-08-14
CIK 1029199

 _____________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  ____________________________________________________________________________

                                   FORM 10-Q
  ____________________________________________________________________________

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER C00-22167

  ___________________________________________________________________________

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

                           YES  [X]          NO  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at July 31, 1997 17,230,058 Common Shares.

PART I

ITEM 1  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                             JUNE 30, 1997     DECEMBER  31, 1996
                                                             -------------     ------------------
                                                              (UNAUDITED)
Assets
Current assets:
 Cash and cash equivalents................................        $20,388              $2,541
 Restricted cash..........................................          3,515                 818
 Trade accounts receivable, net...........................            455                 172
 Investment securities....................................         27,811                 194
 Prepaid expenses and other current assets................          1,435                 433
                                                                  -------             -------
  Total current assets....................................         53,604               4,158
Property and equipment, net...............................         14,112               7,284
Loans receivable, excluding current portion...............             26                  21
Deferred income taxes.....................................            600                 471
                                                                  -------             -------
  Total assets............................................        $68,342             $11,934
                                                                  =======             =======
Liabilities and Shareholders' Equity
Current liabilities:
 Trade accounts payable...................................         $3,478              $1,670
 Short term borrowings....................................            171                 194
 Current installments of capital leases obligations.......          1,627                 637
 Note payable -- shareholder..............................             72                 262
 Accrued expenses and other current liabilities...........            206                  98
                                                                  -------             -------
  Total current liabilities...............................          5,554               2,861
Obligations under capital leases, excluding
 current installments.....................................          8,040               3,834
Other long-term liabilities...............................             68                 103
                                                                  -------             -------
  Total liabilities.......................................         13,662               6,798
Shareholders' equity:
 Common and preferred shares, Euronet Holding N.V ........             --                 191
 Common stock, $0.02 par value; 30,000,000 shares
 authorized; 14,969,943 shares issued and outstanding.....            300                  --
 Treasury stock...........................................             (4)                 --
 Additional paid in capital...............................         63,047              11,666
 Subscription receivable..................................             --                (500)
 Accumulated losses.......................................         (9,447)             (7,005)
 Restricted reserve.......................................            784                 784
                                                                  -------             -------
  Total shareholders' equity...............................        54,680               5,136
                                                                  -------             -------
  Total liabilities and shareholders' equity...............       $68,342             $11,934
                                                                  =======             =======

          See accompanying notes to condensed consolidated statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                        THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                       ----------------------------  --------------------------
                                           1997           1996           1997          1996
                                       -------------  -------------  ------------  ------------
Revenue............................          1,061            170         1,856           270
Operating expenses:
 ATM operating costs................          (965)          (299)       (1,653)         (531)
 Other operating costs..............        (1,918)        (1,002)       (3,024)       (1,403)
                                        ----------     ----------    ----------    ----------
 Operating loss.....................        (1,822)        (1,131)       (2,821)       (1,664)
Other income (expenses)............            192             86           250           (77)
                                        ----------     ----------    ----------    ----------
Loss before income taxes...........         (1,630)        (1,045)       (2,571)       (1,741)
Deferred income tax benefit........              3             33           129            87
                                        ----------     ----------    ----------    ----------
 Net loss...........................       $(1,627)       $(1,012)      $(2,442)      $(1,654)
                                        ==========     ==========    ==========    ==========
Loss per share (Note 4)............         $(0.09)        $(0.07)       $(0.15)       $(0.12)
Average shares outstanding (Note 4)     17,537,509     13,838,078    16,328,580    13,838,078

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30
                                                              ------------------------
                                                                 1997          1996
                                                              ---------     ----------
Cash flows from operating activities:
 Net loss..................................................      $(2,442)      $(1,654)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Share compensation expense................................          54            --
  Depreciation of property, plant and equipment.............         549           209
  Deferred income taxes.....................................        (129)          (87)
  Increase in restricted cash...............................      (2,697)          (50)
  Increase in trade accounts receivable.....................        (283)          (27)
  Increase in prepaid expenses and other current assets.....      (1,002)       (3,819)
  Increase in trade accounts payable........................       1,808           536
  Increase/(Decrease) in accrued expenses and other
   long-term liabilities....................................          73          (395)
                                                                 -------       -------
   Net cash used in operating activities....................      (4,069)       (5,287)
Cash flows from investing activities:
 Fixed asset purchases.....................................       (1,628)         (505)
 Purchase of investment securities.........................      (27,617)         (209)
 Net increase in loan receivable...........................           (5)           (2)
                                                                 -------       -------
  Net cash used in investing activities.....................     (29,250)         (716)
Cash flows from financing activities:
 Net proceeds from public offering.........................       47,857            --
 Capital contributions.....................................        4,079         5,973
 Purchase of treasury stock................................           (4)           --
 Repayment of obligations under capital leases.............         (553)         (172)
 (Repayment of)/proceeds from bank borrowings..............          (23)          209
 (Repayment of)/proceeds from loan from shareholder........         (190)          108
                                                                 -------       -------
  Net cash provided by financing activities................       51,166         6,118
                                                                 -------       -------
Net increase in cash and cash equivalents.................        17,847           115
Cash and cash equivalents at beginning of period..........         2,541           411
                                                                 -------       -------
Cash and cash equivalents at end of period................       $20,388       $   526
                                                                 =======       =======

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1997 and the results of its operations for the three month and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Holding N.V. ("Euronet N.V.") for the year ended December 31, 1996, including the notes thereto, set forth in the Company's Form S-1 Registration Statement (No. 33-18121).

     The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- INVESTMENT SECURITIES

     Significantly all of the investment securities at June 30, 1997 consist of government debt securities, carried at amortized cost and are due within one year. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities.

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES

     There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996 except as specified in Note 2 above. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.

NOTE 4 -- NET LOSS PER SHARE

     As the capital structure of the Company during 1996 is not indicative of the capital structure after the initial public offering, pro-forma net loss per share calculation for the three months and six months ended June 30, 1996 has been included. The pro-forma number of common and common equivalent shares, as described in the audited consolidated financial statements of Euronet N.V. for the year ended December 31, 1996 have been applied to the three month and six month periods ended June 30, 1996. Common stock equivalents consist of shares issuable under the Company's stock option plans using the treasury stock method.

     Loss per share for the three month and six month periods ended June 30, 1997 have been computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to dilutive stock options. The weighted average number of common shares outstanding assumes that the shares issued by the Company prior to the date of the initial public offering, being March 7, 1997, have been outstanding for all periods prior to this date.

NOTE 5 -- INITIAL PUBLIC OFFERING OF COMMON STOCK

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

NOTE 6 -- SHAREHOLDERS' EQUITY

     Effective March 5, 1997, the Company changed the stated par value of all common and preferred shares of Euronet N.V. from $0.10 to $0.14. Euronet N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value was retroactively taken into account for common and preferred shares of Euronet N.V. as at June 30, 1996. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet N.V. converted all of such preferred shares into common shares of Euronet N.V.

     The increase in par value from $0.01 to $0.02 and the seven-for-one stock split have been given retroactive treatment to June 30, 1996.

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

     On February 3, 1997, the Company signed a Subscription Agreement with General Electric Capital Corporation ("GE Capital") under which GE Capital purchased preferred stock of Euronet N.V. for an aggregate purchase price of $3 million. Pursuant to the "claw back" option of this agreement, on June 16, 1997, the Company repurchased 292,607 shares of Euronet Services Inc. at the original par value.


ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     Euronet Services Inc. and its subsidiaries (collectively, "Euronet" or the "Company") are operators of independent shared automatic teller machine (ATM) networks and are service providers to banks and financial institutions.
Euronet serves a number of banks by providing ATMs that accept cards with international logos such as VISA, American Express and Mastercard and proprietary bank cards issued by member banks. The subsidiaries of Euronet are: Euronet-Bank 24 Rt and SatComNet Kft (Hungary), Bankomat 24/Euronet Sp. z o.o. (Poland), Euronet Holding N.V. (Netherland Antilles), Euronet Services GmbH (Germany) and EFT-Usluge d o.o. (Croatia).

     The Company was formed and established its first office in Budapest in July 1994. In May 1995, the Company opened its second office in Warsaw. To date, the Company has devoted substantially all of its resources to establishing its ATM network through the acquisition and installation of ATMs and computers and software for its processing center pursuant to capital leases and through the marketing of its services to banks and international card organizations in Hungary, Poland, Germany, Croatia and other regions in Central Europe.

     The Company installed its first ATM in Hungary in June 1995, and at the end of 1996 the Company had 166 ATMs installed. An additional 216 ATMs were installed during the first six months of 1997 and at July 31, 1997 the Company's ATM network consisted of 412 ATMs. Euronet's network consisted of 174 ATMs in Poland, 206 ATMs in Hungary and 2 ATMs in Germany at June 30, 1996. With the expansion of operations, the Company has increased the number of its employees in Hungary from 35 at

June 30, 1996 and 36 at December 31, 1996 to 54 at June 30, 1997.  In
Poland, the Company increased the number of its employees from 15 at June 30, 1996 and 21 at December 31, 1996 to 40 at June 30, 1997. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in substantial increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

     The Company has derived substantially all of its revenues from ATM transaction fees since inception. The Company receives a fee from the card issuing banks or international card organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for substantially all of its revenues for the foreseeable future. The Company recently began to sell advertising on its network by putting clients' advertisements on its ATMs and also began generating revenues from ATM network management services that it offers to banks that own proprietary ATM networks. Although revenues from these additional sources have been insignificant to date, the Company believes that they will increase.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996 AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

     Revenues. Total revenues increased to $1,061,000 for the quarter ended June 30, 1997 from $170,000 for the quarter ended June 30, 1996 and to $1,856,000 for the six months ended June 30, 1997 from $270,000 for the six months ended June 30, 1996. These increases were due primarily to the significant increase in transaction fees resulting from both the increased number of ATMs operated by the Company during the periods and the greater number of credit and debit card holders who were able to use their cards at Euronet's ATMs. Transaction fee revenue represented approximately 86% of total revenues for the quarter ended June 30, 1997 and 87% of total revenues for the six months ended June 30, 1997. This compares to 95% for the year ended December 31, 1996. Approximately 87% of transaction fees in the quarter ended June 30, 1997 were attributable to cash withdrawals, and 13% were attributable to balance inquiries and transactions not completed because authorization was not given by the relevant card issuer.

     Operating expenses. Total operating expenses increased by $1.6 million to $2.9 million for the quarter ended June 30, 1997 from $1.3 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, total operating expenses increased by $2.8 million to $4.7 million, from $1.9 for the six months ended June 30, 1996. This increase was due primarily to costs associated with the installation of significant numbers of ATMs during the periods and expansion of the Company's operations during the period.

     ATM operating costs, which consists primarily of ATM site rentals, depreciation, installation, maintenance, cash delivery and telecommunications, increased $666,000 to $965,000 for the quarter ended June 30, 1997 from $299,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997 operating costs increased $1.1 million to $1.7 million from $531,000 for the six months ended June 30, 1996. The percentage of ATM operating costs to total expenses for quarter ended June 30, 1997 increased to 33% as compared to 23% for the same period in 1996. For the six months ended June 30, 1997 the percentage of ATM operating costs to total expenses was 35%, compared to 27% for the same period in 1996. The increase in ATM operating costs was primarily attributable to costs associated with operating an increased number of ATMs in the network during the period. The number of ATMs in the network increased from 68 at June 30, 1996 to 382 at June 30, 1997.

     Other operating expenses, which includes salaries, professional fees and other general and administrative expenses, increased $916,000 to $1.9 million in the quarter ended June 30, 1997 from $1.0 million for the same period in 1996. For the six months ended June 30, 1997 other operating expenses increased $1.6 million to $3.0 million from $1.4 million for the same period in 1996. This increase was due primarily to the expansion of the Company's operations during the period in current and new markets, including the increase in the number of employees in the Company. In Poland the number of employees increased from 15 at June 30, 1996 to 40 at June 30, 1997. In Hungary, the number of employees increased from 35 to 54 during the same period. Euronet also employed 6 individuals in Germany and Croatia who were not employed by the Company at June 30, 1996. The percentage of other operating costs to total expenses for quarter ended June 30, 1997 decreased to 67% as compared to 77% for the same period in 1996. For the six months ended June 30, 1997 the percentage of other operating costs to total expenses was 65%, compared to 73% for the same period in 1996.

     Other income/expense. Interest income increased $511,000 to $581,000 for the quarter ended June 30, 1997 from $70,000 for the quarter ended June 30, 1996. Interest income increased $585,000 to $656,000 for the six months ended June 30, 1997 from $71,000 for the six months ended June 30, 1996. The increase was due to larger amounts held in interest bearing securities primarily as a result of investing the proceeds of the public offering. See "--Liquidity and Capital Resources".

     Interest expense, relating principally to capital leases of ATMs and the Company's computer systems, increased $108,000 to $138,000 for the quarter ended June 30, 1997 from $30,000 for the quarter ended June 30, 1996. Interest expense increased $194,000 to $249,000 for the six months ended June 30, 1997 from $55,000 for the six months ended June 30, 1996. This increase was due primarily to the increase in capital lease obligations for ATMs outstanding during the period.

     Net loss. The Company's net loss increased $0.6 million to $1.6 million, or $(0.09) per share, during the quarter ended June 30, 1997 from $1.0 million, or $(0.07) per share, for the quarter ended June 30, 1996 as a result of the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     On March 7, 1997, the Company consummated an initial public offering of 6,095,000 shares of common stock at the price of $13.50 per share. Of the 6,095,000 shares sold, 3,833,650 shares were sold by the Company and 2,261,350 shares by certain selling shareholders. Net proceeds to the Company were approximately $47.9 million after deduction of the underwriting discount and other expenses of the offering. The Company has been using, and intends to continue using, the proceeds to cover expenditures relating to the expansion and operation of its ATM network and the provision of ATM management services. Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through private placements of equity securities and through equipment lease financing.

     The Company had $48.1 million of working capital at June 30, 1997, including $20.4 million of cash and cash equivalents and $27.8 million of investment securities. Significantly all of the cash and cash equivalents and investment securities resulted from the net proceeds from the offering. Cash has been, and the Company contemplates that it will continue to be, invested in interest bearing, investment grade securities pending use in the Company's business.

     The Company leases the majority of its ATMs under three principal capital lease arrangements. The lease arrangements expire in July 1999, January 2001 and June 2002 and bear interest at 15%, 11% and 8%, respectively. As of June 30, 1997 the Company owed approximately $9.7 million under such capital lease arrangements. The amount owed by the Company under such lease agreements is expected to increase significantly as the Company continues to lease increased numbers of ATMs in pursuit of its business strategy.

     The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements, capital lease payment obligations and other requirements, including possible acquisitions, until the Company begins to generate sufficient cash flows to fund its operations. There can be no assurance, however, that such resources will, in fact, be sufficient or that the Company will achieve or sustain profitability or generate significant revenues in the future. It is possible that the Company may seek additional equity or debt financing in the future.

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

INFLATION

     Since the fall of Communist rule, both Hungary and Poland have experienced high levels of inflation and significant fluctuation in the exchange rate for their currencies. Although revenues generally are received by the Company in local currency, primarily Hungarian forints and Polish zlotys, the Company's Card Acceptance Agreements and agreements relating to the provision of ATM management services generally provide for fees that are denominated in U.S. dollars or inflation adjusted. A significant portion of the Company's expenditures, including costs associated with the acquisition of ATMs and executive salaries, are made in or are denominated in U.S. dollars. A substantial portion of the assets and liabilities of the Company are also denominated in U.S. dollars, including fixed assets, shareholders' equity and capital lease obligations. The Company attempts to match local currency receivables and payables. Hence, the amount of unmatched assets and liabilities giving rise to foreign exchange gains and losses is relatively limited. Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition.

PART II.

OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
         None
ITEM 2.  CHANGES IN SECURITIES
         None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None
ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
         None
ITEM 5.  OTHER INFORMATION
         None
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits



                  EXHIBIT NO.       DESCRIPTION OF DOCUMENT
                  -----------       -----------------------

                      11            Earnings Per Share
                      27            Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 1997      By: /S/ MICHAEL J. BROWN
                         ---------------------------
                         Chief Executive Officer


August 14, 1997      By: /S/ BRUCE S. COLWILL
                         ---------------------------
                         Chief Financial Officer
                         (Principle Financial and Accounting Officer)

                                 EXHIBIT INDEX



                  EXHIBIT NO.       DESCRIPTION OF DOCUMENT
                  -----------       -----------------------

                      11            Earnings Per Share
                      27            Financial Data Schedule