Form 10-Q
period 1997-09-30
EURONET SERVICES INC
filed 1997-11-14
CIK 1029199

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           YES  [X]          NO  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at October 31, 1997, 17,226,847 Common Shares.

PART I

ITEM 1  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                               SEPTEMBER 30,     DECEMBER  31,
                                                   1997              1996
                                               -------------    --------------

Assets                                          (Unaudited)
Current assets:
 Cash and cash equivalents.....................    $27,691           $ 2,541
 Restricted cash...............................      3,401               818
 Trade accounts receivable, net................        456               172
 Investment securities.........................     17,498               194
 Prepaid expenses and other current assets.....      1,137               433
                                                  --------          --------
  Total current assets.........................     50,183             4,158
Property and equipment, net....................     15,966             7,284
Loans receivable, excluding current portion....         23                21
Deferred income taxes..........................        600               471
                                                  --------          --------
  Total assets.................................    $66,772           $11,934
                                                  ========         =========
Liabilities and Shareholders' Equity
Current liabilities:
 Trade accounts payable........................    $ 1,919           $ 1,670
 Short term borrowings.........................        163               194
 Current installments of capital
  leases obligations...........................      2,352               637
 Note payable -- shareholder...................         72               262
 Accrued expenses and other current
  liabilities..................................        726                98
                                                  --------          --------
  Total current liabilities....................      5,232             2,861
Obligations under capital leases, excluding
 current installments..........................      8,189             3,834
Other long-term liabilities....................        158               103
                                                  --------          --------
  Total liabilities............................     13,579             6,798
                                                  --------          --------
Shareholders' equity:
Common and preferred shares,
 Euronet Holding N.V. .........................         --               191
Common stock, $0.02 par value; 30,000,000
 shares authorized; 15,235,068 shares
 issued and outstanding........................        300                --
Treasury stock.................................         (4)               --
Additional paid in capital.....................     63,081            11,666
Subscription receivable........................         --              (500)
Accumulated losses.............................    (10,968)           (7,005)
Restricted reserve.............................        784               784
                                                  --------          --------
  Total shareholders' equity...................     53,193             5,136
                                                  --------          --------
  Total liabilities and shareholders' equity...    $66,772           $11,934
                                                  ========          ========

          See accompanying notes to condensed consolidated statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30           SEPTEMBER 30
                                 ----------------------  ----------------------
                                    1997        1996        1997       1996
                                 ----------  ----------  ----------  ----------
Revenue........................       1,577         378       3,433         638
Operating expenses:
 ATM operating costs...........      (1,393)       (410)     (3,046)       (941)
 Other operating costs.........      (2,010)       (840)     (5,034)     (2,365)
                                     ------      ------      ------      ------
 Operating loss................      (1,826)       (872)     (4,647)     (2,668)
Other income (expenses)........         305         (29)        555        (106)
                                     ------      ------      ------      ------
Loss before income taxes.......      (1,521)       (901)     (4,092)     (2,774)
Deferred income tax benefit....           -          (6)        129         219
                                     ------      ------      ------      ------
 Net loss......................      (1,521)       (907)     (3,963)     (2,555)
                                     ======      ======      ======      ======
Loss per share (Note 3)........       (0.09)      (0.07)      (0.24)      (0.18)
Average shares outstanding
 (Note 3)......................  17,222,997  13,838,078  16,626,719  13,838,078

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
 Net loss.................................................   (3,963)    (2,555)
 Adjustments to reconcile net loss to net cash used inc
  operating activities
  Share compensation expense..............................       81         --
  Depreciation of property, plant and equipment...........    1,013        393
  Deferred income taxes...................................     (129)      (219)
  Increase in restricted cash.............................   (2,583)       169
  Increase in trade accounts receivable...................     (284)       (57)
  Increase in prepaid expenses and other current assets...     (704)       191
  Increase in trade accounts payable......................      249        150
  Increase/(decrease) in accrued expenses and other
   long-term liabilities..................................      685        461
                                                           --------    -------
   Net cash used in operating activities..................   (5,635)    (1,467)
Cash flows from investing activities:
 Fixed asset purchases....................................   (2,844)      (320)
 Purchase of investment securities........................  (17,304)      (206)
 Net increase in loan receivable..........................       --          8
                                                           --------    -------
   Net cash used in investing activities..................  (20,148)      (518)
Cash flows from financing activities:
 Net proceeds from public offering........................   47,857
 Capital contributions....................................    4,087      3,000
 Purchase of treasury stock...............................       (4)        --
 Repayment of obligations under capital leases............     (786)      (957)
 (Repayment of)/proceeds from bank borrowings.............      (31)       206
 (Repayment of)/proceeds from loan from shareholder.......     (190)       101
                                                           --------    -------
   Net cash provided by financing activities..............   50,933      2,350
                                                           --------    -------
Net increase in cash and cash equivalents.................   25,150        365
Cash and cash equivalents at beginning of period..........    2,541        411
                                                           --------    -------
Cash and cash equivalents at end of period................ $ 27,691    $   776
                                                           ========    =======

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1997 and the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Holding N.V. ("Euronet N.V.") for the year ended December 31, 1996, including the notes thereto, set forth in the Company's Form S-1 Registration Statement (No. 33-18121).

     The results of operations for the three month and nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- INVESTMENT SECURITIES

     Significantly all of the investment securities at September 30, 1997 consist of government debt securities carried at amortized cost and are due within one year. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities.

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES

     There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996 except as specified in note 2 above. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.

NOTE 4 -- NET LOSS PER SHARE

     As the capital structure of the Company during 1996 is not indicative of the capital structure after the initial public offering, pro-forma net loss per share calculations for the three months and nine months ended September 30, 1996 have been included. The pro-forma number of common and common equivalent shares, as described in the audited consolidated financial statements of Euronet N.V. for the year ended December 31, 1996 have been applied to the three months and nine months ended September 30, 1996. Common stock equivalents consist of shares issuable under the Company's stock option plans using the treasury stock method.

     Loss per share for the three month and nine month periods ended September 30, 1997 have been computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to dilutive stock options. The weighted average number of common shares outstanding assumes that the shares issued by the Company prior to the date of the initial public offering, being March 7, 1997 have been outstanding for all periods prior to this date..

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

NOTE 6 -- SHAREHOLDERS' EQUITY

     Effective March 5, 1997, the Company changed the stated par value of all common and preferred shares of Euronet N.V. from $0.10 to $0.14. Euronet N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value was retroactively taken into account for common and preferred shares of Euronet N.V. as at September 30, 1996. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet N.V. converted all of such preferred shares into common shares of Euronet N.V.

     The increase in par value from $0.01 to $0.02 and the seven-for-one stock split have been given retroactive treatment to September 30, 1996.

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


ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     Euronet Services Inc. and its subsidiaries (collectively, "Euronet" or the "Company") are operators of independent shared automatic teller machine (ATM) networks and are service providers to banks and financial institutions.
Euronet serves a number of banks by providing ATMs that accept cards with international logos such as VISA, American Express and Mastercard and proprietary bank cards issued by member banks. The subsidiaries of Euronet are: Euronet-Bank 24 Rt and SatComNet Kft (Hungary), Bankomat 24/Euronet Sp. z o.o. (Poland), Euronet Holding N.V. (Netherland Antilles), Euronet Services GmbH (Germany), EFT-Usluge d.o.o. (Croatia), and Euronet Services s.r.o. (Czech Republic).

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

     The Company installed its first ATM in Hungary in June 1995, and at the end of 1996 the Company had 166 ATMs installed. An additional 337 ATMs were installed during the first nine months of 1997 and at September 30, 1997 the Company's ATM network consisted of 503 ATMs. Euronet's network consisted of 249 ATMs in Poland, 246 ATMs in Hungary and 8 ATMs in Germany at September 30,

1997 compared to 82 in Hungary and 17 in Poland at September 30, 1996. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in substantial increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     Revenues. Total revenues increased to $1.6 million for the quarter ended September 30, 1997 from $0.4 million for the quarter ended September 30, 1996 and to $3.4 million for the nine months ended September 30, 1997 from $0.6 million for the nine months ended September 30, 1996. These increases were due primarily to the significant increase in transaction fees resulting from both the increased number of ATMs operated by the Company during the periods and the greater number of credit and debit card holders who were able to use their cards at Euronet's ATMs. Transaction fee revenue represented approximately
87% of total revenues for the quarter ended September 30, 1997 and 87% of total revenues for the nine months ended September 30, 1997.

     Operating expenses. Total operating expenses increased by $2.1 million to $3.4 million for the quarter ended September 30, 1997 from $1.3 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, total operating expenses increased by $4.8 million to $8.1 million, from $3.3 million for the nine months ended September 30, 1996. This increase was due primarily to costs associated with the installation of significant numbers of ATMs during the periods and expansion of the Company's operations during the period in both existing markets of Poland and Hungary, as well as in Croatia, Germany, and the Czech Republic.

     ATM operating costs, which consists primarily of ATM site rentals, depreciation, installation, maintenance, cash delivery and telecommunications, increased $1 million to $1.4 million for the quarter ended September 30, 1997 from $410,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 operating costs increased $2.2 million to $3.1 million from $941,000 for the nine months ended September 30, 1996. The percentage of ATM operating costs to total expenses for quarter ended September 30, 1997 increased to 41% as compared to 33% for the same period in 1996. For the nine months ended September 30, 1997 the percentage of ATM operating costs to total expenses was 38%, compared to 28% for the same period in 1996. The increase in ATM operating costs was primarily attributable to costs associated with operating an increased number of ATMs in Poland and Hungary during the period.


     Other operating expenses, which includes salaries, professional fees and other general and administrative expenses, increased $1.2 million to $2 million in the quarter ended September 30, 1997 from $840,000 for the same period in 1996. For the nine months ended September 30, 1997 other operating expenses increased $2.6 million to $5 million from $2.4 million for the same period in 1996.

     This increase was due primarily to the expansion of the Company's operations during the period in current and new markets, including the increase in the number of employees in the Company. In Poland the number of employees increased from 18 at September 30, 1996 to 56 at September 30, 1997. In Hungary, the number of employees increased from 36 to 64 during the same period. Euronet also employs 13 individuals in Germany , Croatia and the Czech republic who were not employed by the Company at September 30, 1996. The percentage of other operating costs to total expenses for quarter ended September 30, 1997 decreased to 59% as compared to 67% for the same period in 1996. For the nine months ended September 30, 1997 the percentage of other operating costs to total expenses was 62%, compared to 72% for the same period in 1996.

     Other income/expense. Interest income increased $323,000 to $429,000 for the quarter ended September 30, 1997 from $106,000 for the quarter ended September 30, 1996. Interest income increased $974,000 to $1,151,000 for the nine months ended September 30, 1997 from $177,000 for the nine months ended September 30, 1996. The increase was due to larger amounts held in interest bearing securities primarily as a result of investing the proceeds of the public offering. See "--Liquidity and Capital Resources".

     Interest expense, relating principally to capital leases of ATMs and the Company's computer systems, increased $85,000 to $271,000 for the quarter ended September 30, 1997 from $186,000 for the quarter ended September 30, 1996. Interest expense increased $279,000 to $520,000 for the nine months ended September 30, 1997 from $241,000 for the nine months ended September 30, 1996. This increase was due primarily to the increase in capital lease obligations for ATMs outstanding during the period.

     Other financial gains, relating primarily to foreign exchange gains and losses increased $96,000 to $147,000 for the quarter ended September 30, 1997 from $51,000 for the quarter ended September 30, 1997. Other net financial costs for the nine months ended September 30, 1997 increased $34,000 to $76,000 from $42,000 for the same period to September 1996.

     Net loss. The Company's net loss increased $614,000 to $1.5 million, or $(0.09) per share, during the quarter ended September 30, 1997 from $907,000, or $(0.07) per share, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 the Company's net loss increased $1.4 million, to $4 million or $(0.24) per share from $2.6 million or $(0.18) per share for the nine months ended September 30, 1997. These movements in results are a result of the factors previously discussed.

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

     The Company had $45 million of working capital at September 30, 1997, including $27.7 million of cash and cash equivalents and $17.5 million of investment securities. Significantly all of the cash and cash equivalents and investment securities resulted from the net proceeds from the offering. Cash has been, and the Company contemplates that it will continue to be, invested in interest bearing, investment grade securities pending use in the Company's business.

     The Company leases the majority of its ATMs under capital lease arrangements. The lease arrangements expire between July 1999 and August 2002 and bear interest from 8% to 15%. The

Company also leases a number of automobiles and computer equipment under capital lease obligations. As of September 30, 1997 the Company owed approximately $10.5 million under capital lease arrangements. The amount owed by the Company under such lease agreements is expected to increase significantly as the Company continues to lease increased numbers of ATMs in pursuit of its business strategy.

     The Company anticipates that its existing capital resources and anticipated cash flow from planned operations, will be adequate to satisfy its capital requirements, capital lease payment obligations and other requirements, including possible acquisitions, until the Company begins to generate sufficient cash flows to fund its current operations. There can be no assurance, however, that the Company will achieve or sustain profitability or generate significant revenues in the future. It is possible that the Company may seek additional equity or debt financing in the future.

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


INFLATION

     Since the fall of Communist rule, both Hungary and Poland have experienced high levels of inflation and significant fluctuation in the exchange rate for their currencies. Although revenues generally are received by the Company in local currency, primarily Hungarian forints and Polish zlotys to date, the Company's Card Acceptance Agreements and agreements relating to the provision of ATM management services have generally provide for fees that are denominated in U.S. dollars or inflation adjusted. Any deduction of foreign currencies in excess of the local inflation rate will have an adverse effect on revenues.
A significant portion of the Company's expenditures, including costs associated with the acquisition of ATMs and executive salaries, are made in or are denominated in U.S. dollars. A substantial portion of the assets and liabilities of the Company are also denominated in U.S. dollars, including fixed assets, shareholders' equity and capital lease obligations. The Company attempts to match local currency receivables and payables. Hence, the amount of unmatched assets and liabilities giving rise to foreign exchange gains and losses is relatively limited. To the extent the Company is able to continue to receive inflation adjusted Card Acceptance Agreements, and is able to match foreign currency denominated assets and liabilities, it does not believe that inflation will have a significant effect on results of operations or financial condition.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FINANCIAL ACCOUNTING STANDARD No. 128, "Earnings Per Share", was issued in February 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is required to be adopted for the fiscal year ending December 31, 1997. The Company has not yet assessed the impact of Statement 128 on its financial statements.

FINANCIAL ACCOUNTING STANDARD No. 130 Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations.

FINANCIAL ACCOUNTING STANDARD No. 131 Disclosures about Segment of an Enterprise and Related information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company is currently evaluating the impact of FAS No. 131 on the presentation of future financial statements.

REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

     On March 7, 1997, the Company consummated an initial public offering of 6,095,000 shares of common stock, par value $0.02, at a price of $13.50 per share. Of the 6,095,000 shares sold, 3,833,650 shares were sold by the Company and 2,261,350 shares by certain selling shareholders. Net proceeds to the Company were approximately $47.9 million after deduction of the underwriting discount and other expenses of the offering. The consideration received and the use of proceeds by the Company are set forth below.

CONSIDERATION
For the amount of the issuer:
  Amount Registered                                    3,833,650
  Aggregate price of offering amount registered      $51,754,275
  Amount Sold                                          3,833,650
  Aggregate offering price of amount sold            $51,754,275

For the accounts of any selling security holder
  Amount Registered                                    2,261,350
  Aggregate price of offering amount registered      $30,528,225
  Amount Sold                                          2,261,350
  Aggregate offering price of amount sold            $30,528,225

PROCEEDS                                                             ($000s)
  Underwriting discounts and commissions                               2,588
  Expenses paid to or for Underwriters                                 1,000
  Other expenses                                                         310
  Total expenses                                                       3,898
  Net Offering Proceeds                                               47,898

USE OF PROCEEDS:
 Purchase and installation of machinery and equipment                  1,221
 Repayment of indebtedness                                               249
 Working Capital                                                       3,094
 Temporary Investments:
  Municipal bonds and Treasury bills less than three months.          22,078
  Rating A or better Municipal bonds and Treasury Bills
  greater than three months. Rating grade A or better
                                                                      17,335
 Other purposes:
  ATM Network Capital expenditures                                     1,623
  ATM Network Operational expenditures                                 2,257


     With the exception of $219,000 repayment of indebtedness to a company director and officer, all payments above were made to independent third parties.

UNDERWRITERS AND OTHER PURCHASERS      ING Barings
                                       Amhold and S Bleichroeder
                                       Nomura Securities International Inc.

PART II.

OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                None
ITEM 2.         CHANGES IN SECURITIES
                see: Report of Sales of Securities and Use of Proceeds Therefrom
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                None
ITEM 4.         SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
                None
ITEM 5.         OTHER INFORMATION
                None
ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                (a) Exhibits


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 13, 1997         /s/ MICHAEL J. BROWN
                      By: ------------------------
                          Michael J. Brown
                          Chief Executive Officer



November 13, 1997         /s/ BRUCE S. COLWILL
                      By: ------------------------
                          Bruce S. Colwill
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                          Description of Documents
-----------              -------------------------------------------------
   10.4                  Amendment to The Euronet Long Term Incentive Plan
   11                    Earnings Per Share
   27                    Financial Data Schedule