Form 10-K
period 1997-12-31
EURONET SERVICES INC
filed 1998-03-31
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                       Commission File Number 000-22167

                             EURONET SERVICES INC.
          (Exact name of the Registrant as specified in its charter)

                                   Delaware
        (State of other jurisdiction of incorporation or organization)

                                  74-2806888
                     (I.R.S. employer identification no.)

                                Horvat u. 14-24
                                 1027 Budapest
                                    Hungary
                               011-361-224-1000
(Address and telephone number of the Registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.02 par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     At December 31, 1997, the Registrant had 15,133,321 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $73,603,000. The aggregate market value was determined based on the average bid and ask prices of the Common Stock on December 31, 1997.


DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 1998 are incorporated by reference into Part III.

                                    PART I


Item 1.    Business


Overview


  The Company operates the only independent, non-bank owned automatic teller machine ("ATM") network in Central Europe, as a service provider to banks and other financial institutions. The Company was established in 1994 and commenced operations in June 1995. Since it commenced operations, the Company has undertaken a rollout of its ATM network with 53, 166 and 693 ATMs in operation at December 31, 1995, 1996 and 1997, respectively. As of February 28, 1998 the Company operated a network of 754 state of the art ATMs, with 348 located in Hungary, 317 in Poland, 54 in Germany, 32 in Croatia and 3 in the Czech Republic. Through agreements and relationships established with local banks, international credit and debit card issuers and associations of card issuers such as American Express, Diners Club International, VISA, Mastercard and EUROPAY (together "International Card Organizations"), the Company's ATMs are able to process ATM transactions for holders of credit and debit cards issued by or bearing the logos of such banks and International Card Organizations. In addition, through its sponsorship arrangements with banks which issue VISA and EUROPAY cards, the Company is able to accept cards with the PLUS and Cirrus logos. The Company receives a fee from the relevant card issuing bank or International Card Organization for any ATM transactions processed on the Company's ATMs. Subject to full evaluation of market opportunities, the Company expects to install approximately 800 additional ATMs during 1998. The Company also offers out-sourced ATM management services to local banks that own proprietary ATM networks for which the Company receives a fixed monthly fee and a per transaction fee.

  As of December 31, 1997, Euronet's ATM machines accepted approximately 99% of the domestic credit and debit cards issued in Hungary and 63% of the domestic credit and debit cards issued in Poland. The Company is able to accept substantially all of the domestic credit and debit cards issued in Germany due to its connection, through a sponsorship agreement with the German bank, Service Bank GmbH, to a central transaction authorization switch in Germany. In Croatia, the Company currently accepts 13% of the issued credit and debit cards, and it expects to be able to accept 34% by the end of March 1998 through an agreement signed with Atlas American Express. The Company is at the early stages of establishing its network in the Czech Republic where it currently operates three ATMs which are currently able to accept VISA cards.

  The Company believes that one of the most important factors in determining the success of an ATM network is the location of the ATMs. The Company's strategy is to establish sites for its ATMs that provide high visibility and cardholder utilization. As part of this strategy, the Company identifies major pedestrian traffic locations where people need quick and convenient access to cash. Key target locations for Euronet's ATMs include (i) major shopping malls, (ii) busy intersections, (iii) local smaller shopping areas offering grocery stores, supermarkets and services where people routinely shop, (iv) mass transportation hubs such as city bus and subway stops, rail and bus stations, airports and gas stations, and (v) tourist and entertainment centers such as historical sections of cities, cinemas, and recreational facilities.

  Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, the Company has invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. Approximately 87% of the Company's machines are available to customers 24 hours per day (with the majority of the balance of the machines being limited by retail hours of operation in the particular location.) The performance and cash positions of the Company's ATMs are monitored centrally, with local operations and maintenance contractors dispatched to fill and service the machines. The Company's machines in all markets, except Germany, are linked by satellite or land based telecommunications lines to the Company's central processing center in Budapest (the "Processing Center"). In order to obtain transaction authorization, the Processing Center interfaces with either the bank or International Card Organization that issued the card ("Card Issuer").

  The Company believes that the level of services it provides and the location of its ATMs make it an attractive service provider to banks and International Card Organizations. By connecting to the Company's network, local banks can offer their customers the convenience of cash withdrawal and balance inquiry services in numerous off-site locations without incurring additional branch operating costs. Alternatively, banks can outsource the management of their proprietary ATM networks to the Company, thereby reducing their operating costs and improving the allocation of their own resources. In addition, the Company believes that the services it provides permit it to capitalize on the increase in bank account usage and credit and debit card issuance in Central Europe as demand for banking services continue to grow in the region.



The ATM Market Opportunity in Europe


  The Company believes there are a number of trends occurring in its existing and planned markets which offer significant opportunities for its business:

  Substantial and Growing Central European Economies.   Hungary, Poland, the
Czech Republic, and Croatia are among the fastest growing economies in Europe and represent a consumer market of approximately 64.0 million people in the aggregate. The long term sovereign credit ratings of these countries by Moody's Investor Service, Inc. and Standard & Poor's Corporation are currently
(Baa3)/(BBB-), (Baa3)/(BBB-), (Baa1)/(BBB-), and (Baa3)/(BBB-), respectively. Hungary, Poland, the Czech Republic, and Croatia have recently experienced significant growth in their economies, with 1997 real gross domestic product growth estimates for each of these countries of 3.0%, 5.5%, 4.7%, and 7.0%, respectively. In recent years, each of these countries has encouraged foreign private investment. In 1995, direct foreign investment, was $2.9 billion for Hungary, $1.2 billion for Poland, $2.5 billion for the Czech Republic, and $81 million for Croatia while for 1996, direct foreign investment in these countries was $2.8 billion, $2.5 billion, $1.4 billion, and $349 million, respectively. In addition to a steady inflow of foreign investment, Hungary, Poland and the Czech Republic have reduced inflation from 28.3% and 26.8%, and 9.1% respectively, in 1995 to an estimated 18.0%, 15.9% and 8.5% respectively, in 1997. Croatia has maintained inflation in the single digits, increasing only slightly from 2.0% in 1995 to an estimated 4.0% for 1997.

  Development of Central European Banking Infrastructure. Historically, the banking industry in Central Europe generally has been characterized by low levels of customer service, limited operating hours, and long waiting time to complete simple transactions. With the fall of communism, the banking sector in most Central European countries has undergone a significant transformation due to the initiation of privitasation programs and the adoption of free market principles. These changes have allowed banks the opportunity to expand the range of services and products offered. In addition, many Central European countries have allowed foreign banks to enter local markets, bringing additional technological know-how, products, expertise and capital. As foreign banks have been permitted to establish banks or invest in local banks in the region, the retail banking industry in many countries in Central Europe has become more competitive. Many banks have begun to implement strategies for serving and attracting a larger portion of the retail market in this competitive environment. The Company believes that banks view electronic banking and the issuance of debit and credit cards as methods for increasing customer service and enhancing customer loyalty.

  Low ATM Density and Card Issuance in Central Europe; Significant Growth Potential. The Company believes that two principal drivers of an ATM business in a developing economy are ATM density per million people and card issuance as a percentage of the population. The Company estimates that as of January 1997 there were 97 ATMs per million of population in Hungary, 17 ATMs per million of population in Poland, 115 ATMs per million of population in the Czech Republic and 15 ATMs per million of population in Croatia. These figures compare with 478 ATMs per million of population in Austria, 376 ATMs per million of population in the United Kingdom, 422 ATMs per million of population in France, 466 ATMs per million of population in Germany, and 522 ATMs per million of population in the United States as of January 1997. Based on information compiled by the Company, as of January 1, 1997, the number of cards issued as a percentage of population is 21% in Hungary, 3% in Poland, 14% in the Czech Republic, and 9% in Croatia as compared with 110% in Austria, 151% in the United Kingdom, 90% in France, 123% in Germany and 254% in the United States at the same date. The Company believes the lower ATM density and card issuance in these Central European countries provide potential for significant growth.

  The banks in Hungary and Poland originally issued VISA and EUROPAY cards only to their best customers at relatively unfavorable terms, which often included a high deposit of hard currency earning little or no interest, high percentage charges per transaction and high annual fees. Competitive pressure has led to more favorable terms and the issuance of VISA and EUROPAY cards to maintain and attract customers. The number of VISA cards in circulation in Hungary has increased from approximately 190,000 in June, 1996 to 715,000 in December 1997. In Poland there were approximately 150,000 VISA cards issued as of December, 1996, compared to 317,000 as of December 31, 1997. This is significant in the development of the Company's business because the Company can accept all such cards issued in each market through a single "sponsorship" arrangement with a VISA or EUROPAY bank in that market--the Company does not need an agreement with each bank as in the case of proprietary cards issued by banks. The Company believes that, over time, as the number of proprietary cards in the overall card base shrinks due to issuance of cards bearing international logos, the relative importance of the Company's direct connections with banks should decrease and the importance of its sponsorship arrangements should increase.

  Development of Electronic Banking. The economies of most emerging markets, including those of Poland, Hungary, and the Czech Republic, have historically been cash based because efficient electronic funds transfer, ATM, and check cashing and clearing facilities had not been developed. Most employees in these countries have typically been paid in cash and until recently, most purchases were made, and bills were paid, in cash. While electronic banking, including electronic transfers, ATM and point of sale services have recently been introduced into the region, they are still in the early stages of development. The Company believes this represents a substantial opportunity. Hungary has recently introduced legislation to increase the use of electronic means of payment, by requiring that civil servants receive their salary via direct deposit to bank accounts. As a result, many people who ordinarily would not have a bank account have been or will be forced to open accounts to access their salary. The Company expects that a trend toward direct deposit of payroll in Central Europe will continue. Direct deposit combined with the accelerating development of the retail electronic banking industry and general economic growth in Central Europe is expected to lead to increased bank account usage, credit and debit card issuance, and demand for ATM services.

  Additional Opportunities In Western European Markets. The developed markets of Western Europe are characterized by high levels of card issuance and a large number of ATMs. However, the Company believes that there are significant opportunities in Western Europe for the Company's services including (i) installing ATM's in high traffic, non-bank locations, (ii) providing ATM outsourcing and management services to banks with proprietary networks and (iii) offering innovative solutions for year 2000 compliance. The majority of ATM's in Western Europe are installed in bank branches. In France there are 24,500 ATM's, but only 7% of them are in non-bank locations. By comparison, approximately 27% of the ATM's in the United States and 17% in the United Kingdom are in non-bank locations. The Company also believes that banks in Western Europe will increasingly seek to outsource their proprietary ATM networks to focus on their core businesses and reduce operating expenses. Finally, there are a substantial number of ATM's throughout Western Europe which are not year 2000 compliant. The Company believes it can offer banks convenient turn-key year 2000 compliance solutions, including purchasing an existing ATM network and performing all the necessary upgrades.


Company Strengths

  The Company believes it has a number of key strengths which position it to capitalize on the market opportunities it has identified:

  Early Entrant in Central Europe; Established Market Position. The Company believes it has an advantage as one of the early entrants to the ATM markets of Central Europe. Euronet has been able to obtain ATM locations which are typically characterized as high traffic non-bank locations with 24-hour accessibility. The Company has been able to obtain long-term exclusive leases and agreements for many ATM sites, at low cost. Examples of the Company's highly visible locations include McDonald's, gas stations such as ARAL, OMV, British Petroleum, and Shell, food stores such as Tesco, Julius Meinl, Tangelmann, Kaiser's, Magnet/Grosso and Plus, Makro Cash & Carry, Ikea, Metro, and the

Marriott Hotel in Warsaw. In some cases, the Company has an option to install ATMs at all the sites owned by certain retail chains. The Company believes the quality of its ATM sites, and the long-term nature of its leases allow the Company well to maintain its competitive position and to attract and retain customers. In addition, as the only independent ATM operator in Central Europe, the Company has established a significant number of agreements with local and international banks and International Card Organizations ("Card Issuers") which enable it to attract a wider base of customers to its network than proprietary bank-owned networks whose card acceptance policies may be limited. Furthermore, the Company believes the number of its ATM sites, particularly in Hungary and Poland, make it an attractive partner for Card Issuers wishing to extend their reach.

  Geographic Diversity of Operations.   The Company currently conducts its ATM
network business in Hungary, Poland, Germany, Croatia, and the Czech Republic. The Company believes that the expansion of its operations in its existing and future markets will provide it with some protection against potential disruptions in any one country's economy. In addition, the breadth of the Company's country coverage allows it to direct the rollout of its network towards the most lucrative market opportunities as they arise. For example, should banks in one of the Company's countries of operation significantly increase or decrease card issuance levels in a given year, the Company can redirect its network rollout to factor in such developments without any material disruption in its overall rollout plan. As the Company continues to expand into its existing markets and new markets, such as France, the Company's revenue base is expected to diversify and become less reliant on any one country's economy. Euronet believes its geographic expansion will enable it to benefit from the stability of the developed Western European markets where the cardholder base is large and transaction volumes are high while also allowing the Company to benefit from the substantial opportunity of the emerging markets.

  Extensive Range of Card Provider Contracts.   Euronet is the only non-bank
owned ATM network in Central Europe, which enables it to concentrate on processing transactions for all Card Issuers whether they are individual banks, consortiums of banks or International Card Organizations. As a result, the Company is not dependent upon any one card source. As of December 31, 1997, the Company had a total of 21 card acceptance agreements with banks and International Card Organizations in four countries and it is continuing to obtain contacts with local banks and International Card Organizations in existing markets as well as new markets. The Company's Acceptance Agreements generally provide that all credit and debit cards issued by the banks may be used at all ATM machines operated by Euronet. Through agreements with local sponsor banks in Hungary and Poland, Euronet is able to accept all credit and debit cards bearing the VISA, Plus, Mastercard, EUROPAY and Cirrus logos at its ATMs in Hungary and Poland. The Company is also able to accept all credit and debit cards bearing the VISA and Plus logos at its ATMs in the Czech Republic. Euronet has also entered into agreements with Diners Club International and American Express. The agreement with Diners Club International provides for the acceptance of all credit and debit cards issued by Diners Club at all of Euronet's ATMs in Hungary, Poland and Croatia. This agreement is a "regional" agreement which is intended to be extended to all of the Central European countries. In addition, the Company has signed agreements with American Express or its local franchise to accept cards in these countries. The Company expects to begin accepting American Express cards in Croatia under this agreement at the end of March. This will enable the Company to accept approximately 34% of the cards issued in Croatia. Prior to being permitted to accept VISA/Plus, Mastercard/EUROPAY/Cirrus and American Express cards at its ATMs, the Company was required to demonstrate that it met all standards set by International Card Organizations to process transactions for such International Card Organizations.

  Critical Mass; Largest Non-Bank Purchaser of ATMs in Central Europe.   With
over 754 ATMs in operation and a monthly average of 50 ATMs purchased or leased for the six months ended February 28, 1998, Euronet believes it is the largest purchaser of ATMs in Central Europe and one of the largest purchasers of new ATMs in Europe. As such, Euronet has negotiating leverage with ATM manufacturers and believes that it receives favorable prices as compared to lower volume purchasers. The Company has long term contracts with certain ATM manufacturers to purchase ATMs at contractually defined prices which include quantity discounts. These contracts, however, do not commit the Company to purchase a defined number of ATMs. In addition, the Company has leverage, as compared to smaller ATM networks, in negotiating favorable pricing for ATM-related software, cash delivery services and ATM maintenance services. As the Company continues to expand into other countries, it expects to enter into multi-country agreements with telecommunication providers to reduce monthly charges. The Company expects that as it expands its network, its ability to reduce costs will make it more competitive.

  Lower Cost Alternative to Banks. By acquiring ATMs, computer equipment, maintenance, telecommunication and other services, less expensively, and by running a focused operation, the Company believes that it can offer banks a low cost alternative to building or operating their own ATM network. The Company can offer banks a connection to the Euronet's ATM network, the management of an existing proprietary network of ATMs or the development of a new ATM network. The Company's ATM management services include 24-hour monitoring from Euronet's Processing Center of ATM operational status, coordinating the cash delivery, the monitoring and management of cash levels in the ATM, and automatic dispatch for necessary service calls.

  State of the Art Integrated On-Line ATM Network; Capable of Providing
Additional Services.   The Company has purchased advanced hardware and software
providing state-of-the-art features and reliability through sophisticated diagnostics and self-testing routines. The ATMs utilized by the Company can perform basic functions, such as dispensing cash and retrieving account information, as well as providing other services such as advertising through the use of color monitor graphics, messages on receipts, and coupon dispensing. In addition, the Company's ATMs are modular and upgradable so that they can be adapted to provide additional services in response to changing technology and consumer demand, including new products such as reloadable chip cards.


Strategy

  The Company's objective, for the near term, is to maintain and enhance its position as a leading ATM service provider in Central and Western Europe by meeting international standards of reliability and customer service. Key elements of Euronet's business strategy are to:

  Expand its ATM Base in Existing and New European Markets. The Company's principal focus in the near term will be the continued expansion of its installed base of ATMs in Europe. The Company's rollout plans are highly dependent upon the level of new card issuance in its existing markets of Hungary, Poland, the Czech Republic and Croatia as well as possible other markets in the region. The Company believes it is important to balance the number of ATMs in service with the number of cards expected to be in circulation to ensure that there is enough consumer demand to support its capital investments. The Company's rollout plans for any one market may vary from time to time in response to fluctuations in card issuance levels. Notwithstanding these fluctuations, the Company anticipates adding approximately 3,600 new ATMs in existing and new European Markets by December 31, 2000, the majority of which are expected to be in existing markets. Factors affecting the Company's expansion into new Central European countries include the state of the local economy, the stage of development of the retail banking market and ability to conduct business in accordance with the Company's customary standards and practices. Factors affecting further penetration of existing markets in the region are principally related to new card issuance levels, securing attractive retail sites and the number of strategic bank and card provider agreements.

  Leverage its Critical Mass to Achieve Further Economies of Scale.  The
Company intends to seek ways to achieve further cost savings and economies of scale. Specific areas of opportunity identified by the Company include (i) the further centralization and automation of its ATM monitoring services, (ii) the utilization of software to assist banks in better cash management, and (iii) obtaining better terms with suppliers and contractors. With respect to ATM monitoring efforts, the Company is in the process of implementing a new monitoring software system which automatically generates commands to the Company and its cash delivery and ATM maintenance contractors to remedy operational problems. The Company has also purchased a software system which is a highly accurate predictor of cash usage at individual

ATMs. The Company believes this system will enable it to reduce the amount of cash which must be supplied to each ATM.

  Continue to Form Strategic Relationships with Banks and International Card
Organizations.   It is the Company's goal to be able to accept all credit and debit cards issued in its markets at its ATMs. Euronet plans to continue to develop cooperative relationships with VISA, EUROPAY, American Express and Diners Club International, as well as certain banks with global consumer approaches to banking or the card markets, such as GE Capital and Citibank. Further, the Company is in the process of expanding certain individual country relationships into regional relationships and centralizing accounts management functions for such relationships.

  Assist Banks in Issuing Cards. The level of usage of the Company's ATM network depends in large part upon the issuance by banks of credit and debit cards. In order to promote the issuance by banks of such cards, and to establish relationships with banks at an early stage in the development of their card departments, the Company has developed the "Blue Diamond" service. In connection with this service, Euronet acts as a consultant in the installation of the hardware and software necessary to assist banks in issuing credit and debit cards to their account holders. The Company hopes that this low cost product will be attractive to banks which seek to establish programs to issue a relatively small numbers of cards. Although this product itself is not likely to generate significant revenues, the Company believes the impact on transaction volumes and the collateral benefits of working within the card departments of banks could be significant over the long term. See "--Other Services."

  Capitalize on Additional Revenue Opportunities. The Company plans to take advantage of the various distribution possibilities of ATMs and credit and debit cards beyond basic cash withdrawal and balance inquiry functions by providing value added services through ATMs as new technology develops and the demand for such services grows in its markets. The Company currently sells advertising on its ATM video screens, on receipts issued by the ATMs and on coupons dispensed with cash from the ATMs. The Company is also currently working to develop an ATM bill paying system that will be made available to utilities and other service providers for bills that have traditionally required payment in person at a post office or other central location. Depending on demand, in the future the Company may also introduce other ATM services currently available in other markets, including the ability to "reload" chip cards, check stock or mutual fund account balances and purchase items such as stamps and travelers checks at its ATM machines. The Company is also evaluating the opportunity to offer point of sale authorization services in the future. See "--Other Services."

  Seek Additional Geographic and Other Market Opportunities. While the Company's intention is to focus principally on expanding its ATM service operations in Europe, it is exploring other geographic markets or strategic business opportunities where it can make use of its operational expertise. The Company plans to continue to seek additional ATM network management contracts from which it can generate revenues and utilize its existing central operations infrastructure with minimal capital investment. Other business and network opportunities that the Company may evaluate include the expansion of its operations through the acquisition of ATM networks from banks or other businesses which support or complement its network. The Company believes that many ATM networks could be run more efficiently and rendered more profitable by the Company due to economies of scale or through the consolidation or reorganization of the networks. Acquisitions of strategic businesses which support the Company's activities (including software providers or other transaction processors) could permit the Company to procure necessary services more inexpensively, increase network traffic, or to expand more rapidly. In terms of expansion outside of Europe, the Company plans to evaluate certain developing markets where card issuance is high or expected to increase rapidly, but where ATM infrastructure is not yet developed. The Company expects that expansion in such new markets will generally be made in cooperation with a local or international bank partner or Card Issuer in order to enhance its ability to quickly establish a market presence.

  The Company is evaluating new markets for long term development, including both emerging and developed markets in Europe and elsewhere. Markets with potentially attractive ATM characteristics include, among others, Argentina, China, Egypt, Estonia, Ireland, Lithuania, Russia and Sweden. The Company is engaged in discussions with two U.S. persons regarding the development of certain business opportunities in China. The Company entered into a memorandum of understanding with such persons pursuant to which the Company and such persons would form a subsidiary to own and operate an ATM business in China if they are successful in obtaining a contract with one or more Chinese banks. The Company would own more than an 80% interest in such entity should it be formed.

  In developing its network in other markets, the Company will seek to balance the need to achieve the highest level of transactions per machine over its network (which mitigates in favor of installation of machines in developed markets with large card bases) with the objective of capitalizing on its advantageous position in newer markets, where it believes that higher levels of growth will result over the medium to long term due to increases in the card base. The Company intends to slow down its installation of ATMs in Hungary and Poland until transactions per ATM increase in those countries. During the first half of 1998, the Company will focus its efforts on developing its network in the Czech Republic, Germany, Croatia and France. Thereafter, the orientation of the Company will depend upon its evaluation of performance in the various existing markets and opportunities arising in new markets.


The Euronet Network

  General. The Company currently operates ATMs in Hungary, Poland, the Czech Republic and Croatia. It offers ATM management services in Germany. The Company has offices in, and plans to extend its network and its ATM management services operations to France and Romania in the near future. Over the medium to long term, the Company will also consider expansion of its network into other emerging or developed markets (including outside of Europe) in which the fundamental characteristics of the card and ATM markets suggest that there may be strong demand for the Company's services.

  In several European countries, including Germany and France, banks have organized central switches through which transactions can be routed to the appropriate bank for authorization. Once connected to such a switch through a bank, an ATM is able to accept transactions made by the holders of substantially all of the cards in those markets. The Company's approach to these markets will be to enter into agreements with banks having access to these switches as an operator of ATMs under sponsorship of the bank, as a pure service provider (as the Company has done in Germany under its contract with Service Bank GmbH ("Service Bank")). See "--Germany."

  Hungary. As of February 28, 1998 the Company had 348 ATMs installed in Hungary as part of its independent network, primarily in the country's six largest cities. Euronet has entered into agreements with most major banks in Hungary that issue ATM cards allowing all credit and debit cards issued by such banks to be accepted at Euronet's ATMs. In addition, the Company has entered into agreements with American Express, Diners Club International and sponsor banks that are members of VISA International and EUROPAY/Mastercard/Cirrus allowing cards issued by American Express and those cards bearing the VISA/Plus/EUROPAY/Mastercard/Cirrus logos to be used at Euronet's ATMs in Hungary. As a result of these agreements, as of December 31, 1997, Euronet's ATMs in Hungary accepted approximately 99% of the domestic debit and credit cards issued in Hungary and all major international credit and debit cards.

  In addition to operating its own network of ATMs, as of December 31, 1997, Euronet was managing 45 non-bank branch ATMs under a management contract with Budapest Bank. Under this contract, the Company connects ATMs which are owned by Budapest Bank to its central processing center and routes transactions to Budapest Bank's authorization center for approval. The Company also monitors the operation of the ATMs, provides maintenance and, through its subcontracted cash in transit company, delivers cash to the ATMs.

  Poland. As of February 28, 1998 Euronet had 317 ATMs installed in Poland. Euronet had executed Acceptance Agreements with seven Polish banks. The Company has also entered into agreements with American Express, Diners Club International and sponsor banks affiliated with VISA International and EUROPAY allowing all cards issued by American Express and all credit and debit cards bearing the VISA/Plus/EUROPAY/ Mastercard/ Cirrus logos to be used at Euronet's ATMs in Poland. As a result of these agreements the Company's ATMs in Poland are currently able to accept 63% of credit and debit cards issued by Polish banks. The Company intends to pursue a strategy similar to that employed in Hungary in order to increase the percentage of the total card base which can be used at Euronet's ATMs.

  Germany. In Germany, ATMs are subject to essentially the same licensing requirements as bank branches. The Company has signed a contract with Service Bank under which it provides ATM services, including network development, maintenance and monitoring services. Because the Company acts as a pure service provider to Service Bank it is not subject to German financial institution licensing requirements. However, Euronet could obtain certain advantages by obtaining a limited financial activity license (including the ability to increase the scope of the services it offers and develop its own network of
ATMs). The Company may apply for such a license in the future. The Company first began rendering services to Service Bank as of May, 1997 and as of February 28, 1998 the Company was servicing 54 ATMs. The Company intends to increase the number of ATMs substantially during 1998. Although Euronet locates ATM sites under this contract for Service Bank, the site agreements are entered into on behalf of Service Bank. To comply with German regulations, the Company processes transactions in Germany through a contractor, rather than through its Processing Center. The agreement with Service Bank is terminable upon six months' notice at any time after December, 1999. As a result of an agreement between certain card issuing banks in Germany, all ATMs in Germany can accept virtually all credit and debit cards issued by German financial institutions. Therefore, all of Service Bank's ATMs managed by Euronet in Germany under the agreement will be able to accept virtually all credit and debit cards issued by German financial institutions.

  Croatia. Euronet installed its first ATMs in November, 1997 and began processing transactions on those ATMs on December 12, 1997. As of February 28, 1998, Euronet had 32 ATMs installed and operating in Croatia. Currently all of the ATMs are in Zagreb and surrounding cities, but the Company has targeted the coastal areas for development, where the tourist industry is strong. The Company has signed agreements with Diners Club International and American Express, which have collectively issued approximately 35% of the cards in the Croatian market.

  Czech Republic. The Company began processing transactions in the Czech Republic in February 1998. On February 25, 1998, the Company signed an agreement with Bank Austria to become its VISA sponsor bank. As of February 28, 1997, the Company had installed three ATMs and is in the process of connecting these ATMs to its central processing center. The Company has signed five real estate agreements covering 38 locations, including one with Billa, the third largest supermarket chain in the Czech Republic.

  France. The Company established its office in France in December 1997 and is performing the preliminary work necessary to begin providing services, including commercial negotiations with banks and other card issuers, site owners and subcontractors for cash delivery, ATM equipment supplies and telecommunications.

  Expansion into France would require the Company to establish and thereafter maintain a relationship with one or more French financial institutions. Although the Company has not yet identified a French financial institution, it has retained a managing director for France, and is exploring potential relationships with French financial institutions and searching for potential ATM locations. There can be no assurance as to when or if the Company will be able to establish the necessary relationship for the commencement of operations in France.

  Romania. The Company established its office in Romania in December 1997 and is performing the preliminary work necessary to begin providing services, including commercial negotiations with banks and other card issuers, site owners and subcontractors for cash delivery, ATM equipment supplies and telecommunications.


Typical ATM Transaction

  In a typical ATM transaction processed by the Company, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to Euronet's

Processing Center. The Company's Processing Center computers then identify the Card Issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or International Card Organization (or its designated processor) for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. Transactions by holders of cards bearing international logos are routed to central clearing systems operated by the relevant International Card Organization.

  For banks that do not maintain on-line account balance information for their cardholders, the Company receives authorization limits from such banks on a daily basis, stores such banks' cardholders' authorization limits on its Processing Center computers and authorizes transactions on behalf of such banks. The Company transmits records of all transactions processed in this manner to such banks which then update their own cardholder account records.

  Authorization of ATM transactions processed on Euronet's ATMs is the responsibility of the Card Issuer. Euronet is not liable for dispensing cash in error if it receives a proper authorization message from a Card Issuer. Euronet receives payment of a processing fee from the issuer of the credit or debit card used in a transaction, even for certain transactions that are not completed because authorization is not given by the relevant Card Issuer. The fees charged by Euronet to the Card Issuers are independent of any fees charged by the Card Issuers to cardholders in connection with the ATM transactions. The Company does not charge cardholders a fee for using its ATMs. In many cases the fee charged by a Card Issuer to a cardholder in connection with a transaction processed at Euronet's ATMs is less than the fee charged by Euronet to the Card Issuer.


ATM Location

  The Company believes that one of the most important factors in determining the success of an ATM network is the location of the ATMs. While most ATMs owned by European banks are located on the premises of the banks or their branches or on premises of large employers paying their employees by direct deposit, currently all but six of Euronet's ATMs are located in non-bank sites. The Company's strategy in pursuing off branch sites for its ATMs is to concentrate on locations that will provide high visibility and high cardholder utilization. As part of its strategy, the Company identifies the major high pedestrian traffic regions and locations where people need access to cash and find it convenient to stop for cash. Key target locations for Euronet's ATMs include (i) major shopping malls, (ii) busy intersections, (iii) local smaller shopping areas offering grocery stores, supermarkets and services where people routinely shop,
(iv) mass transportation hubs such as city bus and subway stops, rail and bus stations, airports and gas stations, and (v) tourist and entertainment centers such as historical sections of cities, cinemas, and recreational facilities.

  Research conducted in the United States indicates that once a cardholder establishes a habitual pattern of using a particular ATM, the cardholder will continue to use that ATM unless there are significant problems with a location, such as a machine frequently being out of service. It is the Company's goal to secure key real estate locations before its competitors can do so, and become the habitual ATM location of card users in its markets.

  In Hungary, the Company has obtained agreements to install ATMs at several outlets of Julius Meinl, a large grocery chain, several McDonald's restaurants, several ARAL, OMV and Shell gas stations, Tesco supermarkets, Ikea as well as other major retail sites in Budapest, Debrecen, Kaposvar, Gyor and Szekesfehervar. In Poland, the Company has signed contracts to place ATMs in many key locations including McDonald's restaurants, British Petroleum, Shell gas stations, the Warsaw Marriott Hotel, Makro Cash and Carry and Ikea stores, Casinos Poland, and other hotel and retail outlets in Polish cities. In Germany, the Company is installing Service Bank ATMs in Metro stores and Tangelmann group stores (which include Tangelmann, Kaiser's, Magnet/Grosso and Plus food stores). It is part of the Company's strategy to expand its relationships with large multinational companies which have multi-location businesses to obtain ATM sites.

  The Company's agreements for the location of ATMs generally provide for the location of one or more ATMs inside or adjacent to the premises of the site provider at minimal rental rates. In Hungary, the agreements generally provide for an indefinite term and are terminable on relatively short notice. The Company is in the process, however, of renegotiating its agreements with major site providers to include fixed terms of three to five years. In Poland, the Czech Republic and Croatia, the agreements generally provide for a three to seven year term and are renewable for additional three to five year terms. In most cases, the Company pays rent for the sites, although such rent is substantially lower than the average rental rate in Western European countries. Generally, the Company's fixed term leases for ATM sites can only be terminated by a site provider if the Company defaults on its obligations. To date, none of the Company's leases have been terminated by site providers. The Company's leases in Poland generally include provisions permitting termination by the Company if transaction volumes at a site are unacceptable to the Company. The leases termination provisions in Hungary are somewhat broader and the Company can generally terminate leases there for any reason. To date, the Company has closed or relocated 25 sites.


Agreements with Card Issuers and International Card Organizations

 Acceptance Agreements

  The Company's Acceptance Agreements with banks generally provide that all credit and debit cards issued by the banks may be used at all ATM machines operated by Euronet. The Acceptance Agreements also generally allow Euronet to receive transaction authorization directly from the card issuing bank or International Card Organization. Acceptance Agreements generally provide for a term of two to five years and are generally automatically renewed unless notice is given by either party prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. The Company generally is able to connect a bank to its network within 30 to 90 days of signing an Acceptance Agreement.

  Banks that execute Acceptance Agreements agree to participate in Euronet's ATM cash supply system. Under this system the banks provide all of the cash needed to operate the network. Each bank provides its pro rata share of cash dispensed to cardholders from Euronet's ATMs each day based upon the prior day's transaction reports generated by Euronet. Cash provided by the banks is deposited by a third party security company in Euronet's ATMs generally once or twice a week depending on the volume of the transactions. The cash remains the property of the banks until it is dispensed to cardholders. The Company maintains insurance with respect to the cash while it is held in its ATMs.

  The Company may, if required to secure an Acceptance Agreement, loan funds to a bank or other Card Issuer to permit that entity to meet its obligation to supply cash. So far, two loans of this type have been approved: one to Atlas American Express (a privately owned and capitalized franchisee of American Express) and one to Diners Club Adriatic (a privately owned and capitalized franchisee of Diner's Club) but have not yet been funded. To minimize any financial risks related to these loans the Company intends to obtain guarantees from the international organizations. The Company will have the right to offset any amount in its ATM machines against any amounts it advances. The Company plans to periodically examine the relationship in an effort to minimize its repayment risk. When Euronet agrees to make such a loan, it either charges interest or increases the fees payable under the underlying Acceptance Agreement to include an interest factor.

  The ATM transaction fees charged by Euronet under the Acceptance Agreements vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, and transactions not completed because authorization is not given by the relevant Card Issuer) and the quantity of transactions attributable to a particular Card Issuer. The transaction fee charged to Card Issuers for cash withdrawals, on average, is in excess of $0.75 per transaction, while transaction fees for the other two types of transactions that can currently be processed on Euronet's ATMs are generally substantially less. There has been considerable downward pressure on transaction fees (in particular for cash withdrawals) as the volumes of transactions has increased for the larger banks. As transaction levels increase for the larger banks, and the overall number of cards circulating in the markets increases, such larger banks are more likely to conclude that it is economical to bear the infrastructure costs associated with creating their own ATM networks. Thus, the Company has been compelled to grant volume discounts to such banks. For these banks, the Company attempts to achieve a tiered fee structure, with a reduction of the transaction fee being granted only on higher transaction volumes. See "Management's Discussion and Analysis of Financial Condition" and Results of Operations-- General Overview."

  Under the terms of the Acceptance Agreements, Euronet charges ATM transaction fees to the card issuing banks. The Company attempts to include a provision in its Acceptance Agreements to the effect that card issuing banks will not charge their cardholders more for using Euronet's ATMs than the banks' own ATMs. However, it is not always successful in obtaining agreement to this provision. More recently, some banks have increased the amount of fees charged through to their customers. This damages the Company's competitive position as compared with bank-owned ATM networks, on which the fee charged through to the customer may be lower.

  The Acceptance Agreements generally provide for payment in local currency but transaction fees are denominated in U.S. dollars or inflation adjusted. Transaction fees are billed on terms no longer than one month. The Company's agreement with Service Bank in Germany to manage and install ATMs provides for fees similar to those paid with respect to Acceptance Agreements. The Company's agreements to provide ATM management services, other than in Germany, are expected to provide for monthly management fees plus fees payable for each transaction. The transaction fees under these agreements are expected to be generally lower than under the Acceptance Agreements.


 ATM Network Management Services Agreements

  During 1997, the Company began offering complete ATM network management services to banks that own proprietary ATM networks. The ATM network management services provided by the Company include management of an existing network of ATMs or development of new ATM networks. This includes 24 hour monitoring from its Processing Center of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. These services also include: real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24 hour customer services, maintenance services and settlement and reporting. The Company already provides many of these services to existing customers and has invested in the necessary infrastructure. As a result, agreements for such ATM network management services ("ATM Management Agreements") provide for additional revenue with lower incremental cost.
Euronet will also be able to provide these managed ATMs access to those international cards and networks that are connected to the Euronet network.

  In February 1997, the Company entered into an agreement with GE Capital Corporation under which the Company became a preferred provider of ATM network management services to certain banks affiliated with GE Capital Corporation and located in Poland, Hungary, Czech Republic, Germany and Austria, including Mercurbank AG in Austria, Service Bank in Germany, GE Capital Bank SA in Poland and Budapest Bank in Hungary. In January 1997, prior to execution of this agreement, the Company had executed an agreement with Service Bank in Germany to provide installation and management services to expand Service Bank's existing ATM network in Germany in non-bank branch locations. As of February 28, 1998, the Company was maintaining 54 ATMs under this agreement. To date, the Company has not signed any agreements with banks owned by GE Capital other than Service Bank and Budapest Bank.

  The Company has entered into two other ATM Management Agreements. In December 1996, it signed an agreement with Budapest Bank to provide these ATM network management services to Budapest Bank's 120 machine ATM network in Hungary. Currently, the Company has taken over management of 45 Budapest Bank ATMs. Take over of the remainder has been delayed pending resolution of certain software interface problems which have arisen in connection with the implementation of the contract. An additional ATM Management Agreement was signed with ING in Hungary in July of 1997.

  Under ATM Management Agreements, the Company can offer banks the option of expanding the card base which may be accepted on managed ATMs. The banks may elect to permit acceptance on Euronet managed ATMs of all cards accepted on the Euronet network through certain Acceptance Agreements in the country concerned. This could increase the volume of transactions processed by the Company.

                      Acceptance and Management Agreements

  The following table sets forth bank and card issuer agreements with the Company as of December 31, 1997. It also identifies whether the agreement is an Acceptance Agreement or an ATM Management Agreement.

     Acceptance Agreements

     Hungary
     Orszagos es Takarek Penztar Bank ("OTP")(1)
     Magyar Kulkereskedelmi Bank Rt. (MKB)
     Budapest Fejlesztesi es Hitelbank Rt. (Budapest Bank)(2)
     Mezobank Rt.(2)
     Citibank Budapest Rt.
     Postabank es Takarekpenztar Rt.
     Creditanstalt Rt.
     Deutsche Bank Rt.
     Inter-Europa Bank Rt.
     ING(2)
     American Express
     Diners Club International

     Poland
     Wielkopolskie Bank Kreditowy S.A.
     Bank Depozytowo-Kredytowy w Lublinie S.A.
     Bank Wspoffipracy Regionalnej S.A. Krakow
     Bank Polska Kasa Opieki S.A.  (PekaO)
     Bank Przemyslowo--Handlowy SAs
     Cuprum Bank SA
     Bank Rozwoju Eksportu SA

     Croatia
     Diners Club International
     Atlas American Express
     Raiffeisenbank Austria

     Czech Republic
     Bank Austria

     ATM Management Agreements

     Germany
     Service Bank

     Hungary
     Budapest Bank
     ING(2)
     Deutsche Bank Rt.(2)


--------------
(1) OTP terminated this agreement effective July 1998. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Comparison of Results of Operations for the Year Ended December 31, 1995, 1996 and 1997--Revenues."
(2) These entities have both an acceptance and ATM Management Agreement with the Company.

  The agreements with MKB, WBK, Bank Austria and Raiffeisenbank permit Euronet to process all VISA cards issued in Hungary, Poland and the Czech Republic, respectively. The agreements with OTP and PekaO permit Euronet to process all EUROPAY cards in Hungary and Poland, respectively. The Company can accept all VISA and EUROPAY cards in Germany through its agreement with Service Bank.

  In January 1998, OTP notified the Company that it was terminating its contract with Euronet effective as of July 27, 1998. As a result of this termination, the Company will not have a direct connection with OTP and will not be able to accept OTP proprietary bank cards. The Company will, however, still be able to accept all OTP issued VISA and EUROPAY cards through its VISA and EUROPAY gateways. For the year ended December 31, 1997, the Company's contract with OTP represented approximately 51% of its consolidated revenues. The financial impact of the OTP contract termination is difficult to assess. The Company believes that such impact may be mitigated in part because (i) the Company believes that VISA and EUROPAY cards represent over 95% of the cards issued by OTP and (ii) the Company receives a higher fee for transactions processed through its VISA and EUROPAY gateway(s) than for OTP proprietary bank cards. However, the Company believes that some of OTP's cardholders will be dissuaded from patronizing Euronet's ATMs due to the higher fees passed through to customers for transactions processed through the VISA and EUROPAY connection.


Other Services

  The Euronet Network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. The Company has already developed certain services in addition to cash withdrawal and balance inquiry transactions and will continue to implement additional services as markets develop.

  In May 1996, the Company began to sell advertising on its network. Advertising clients can put their advertisements on the video screens of Euronet's ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs.

  Euronet also plans to introduce payment processing capabilities on its ATMs which would allow ATM card holders to pay utility bills. The bill payment system would be made available to utilities and other service providers for bills that have traditionally required payment in person at a post office or other central locations. The Company has signed its first bill payment agreement with a utility in Hungary and a corresponding settlement bank and is currently working to develop the system operationally.

  Euronet is exploring various markets (in particularly Croatia) regarding providing on-line point of sale authorization for purchases made at retail outlets with credit and debit cards. If such services are implemented by the

Company, purchases made with cards issued by banks that have executed Acceptance Agreements and cards connected to international ATM networks that are connected to the Euronet ATM network would be able to be authorized through Euronet's Processing Center, generating additional transaction fees.

  The Company's ATMs are ungradable so that they can be updated to be used with new technologies including computer chip "smart cards" which are electronic debit cards which can be used to withdraw cash from ATMs as well as being "charged up" with ATM Network at an ATM through a connection with the cardholder's bank and used to purchase goods from retail locations. All ATMs now ordered by Euronet include chip card readers.

  In addition to transactions over its network, the Company is developing services which are complementary to, or promote, ATM transactions. During 1997, the Company developed a new card issuance product, referred to as the "Blue Diamond." This product combines IBM hardware and Arksys software (the Software that runs the Company's ATM Network) and is intended to permit banks to rapidly implement card issuance programs. In exchange for a fee, Euronet acts as a consultant in connection with the installation of the hardware and software necessary to implement an ATM processing network and assists banks in issuing credit and debit cards to their account holders. The Blue Diamond system interfaces automatically with Euronet's Arksys ATM network software and facilitates the acceptance on Euronet of transaction by the cards issued in connection with the Blue Diamond service. The market for this product appears to be strongest among banks wishing to issue a small number of cards or to initiate their first card programs. The Company's primary motivation in the development of this program is to promote the issuance of cards by banks, which ultimately will be used on Euronet's network.


Transaction Volumes

  The Company monitors and reports on a regular basis to the public the number of transactions which are made by cardholders on its networks. These include cash withdrawals, balance inquiries and certain types of denied transactions (transactions which have been requested by a cardholder but which are denied by a bank). Certain transactions on the Euronet network are not billable to banks, and these are excluded for reporting purposes. The average number of transactions processed each month at Euronet's ATMs over its entire network increased on average approximately 26% per month in 1996 and 12.8% in 1997. The number of transactions processed grew from 238,108 in January 1997 to 892,414 in December 1997. During 1996, substantially all of the growth was in Hungary, since the Company had very few ATMs in Poland. The Company believes that the lower average rates of transaction growth in 1997 as compared with 1996 resulted from the relatively higher number of ATMs which the Company operated in Poland, where card issuance has grown slower than in Hungary.

  The Company's experience during 1997 has been that transaction growth varies substantially from one month to another. For example, transaction growth was 1.9% in April and 4.1% in September, but was 14% in October and 24% in December. The number of transactions decreased in January in each of 1996 and 1997 by 3% and 5%, respectively. The Company believes this shrinkage results from the fact that consumers have less funds available during the period immediately following Christmas.

  The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at that location. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. Because the Company is continuing to build out its ATM network rapidly, the number of newly installed machines is relatively high in proportion to older machines. The Company anticipates that the number of transactions per machine will increase as the network matures and card issuance continues.

ATM Network Technology

  The Company uses IBM/Diebold and NCR ATMs. It currently has long term contracts with these manufacturers to purchase these ATMs at contractually defined prices which include tiered quantity discounts. However, there are no contractually defined commitments with respect to quantities to be purchased. Because Euronet is one of the largest purchasers of new ATMs in Europe, it has substantial negotiating leverage with ATM manufacturers and believes it has received favorable prices as compared with lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides Euronet customers with state-of-the-art-electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as provide revenue opportunities for advertising and selling products through use of color monitor graphics, receipt message printing, and coupon dispensing. The Company's ATMs are modular and ungradable so that they can be adapted to provide additional services in response to changing technology and consumer demand. In many respects, Euronet's ATMs are more technologically advanced and more adaptable than many older ATMs in use in more developed ATM markets. This allows the Company to modify its ATMs to provide new services without replacing its existing network infrastructure.

  Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM is connected to Euronet's Processing Center through land-based and satellite telecommunications. Because the Company strives to ensure western levels of reliability for its network, it currently relies primarily on satellite telecommunications for ATM connections to its Processing Center. Except in Germany, all ATMs in the network are linked through VSAT telecommunications to the Processing Center, and the Processing Center is, in most cases, linked by VSAT telecommunications to the Card Issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99% of the time. The Company strives to continually improve the terms of its agreements with its telecommunications providers and intends to enter into multi-country agreements with lower rates for service. The Company's agreements with its satellite telecommunications providers contain certain assurances with respect to the repair of satellite malfunction to ensure continuous reliable communications for the network. As the reliability of land based telecommunications improves, the Company may rely more heavily on them because they are generally less expensive than satellite telecommunications.

  The Processing Center, which is located in Euronet's Budapest office, is staffed 24 hours a day, seven days a week and consists of two production IBM AS400 computers which run the ARKSYS Gold Net ATM software package, as well as a real time back up A/S 400. The back up machine provides high availability during a failure of either production A/S 400. The Processing Center also includes two A/S 400's used for product and connection testing and development. The ARKSYS software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in 64 countries worldwide. The Processing Center's computers operate Euronet's ATMs and interface with the local bank and international transaction authorization centers.

  To protect against power fluctuations or short term interruptions, the Processing Center has full uninterruptable power supply systems with battery back-up to service the network in case of a power failure. The Processing Center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency.

  The Company is formulating plans to create an off-site disaster recovery back up system to provide protection against both natural and man-made disasters. Because such a disaster recovery site would require duplication of all of the telecommunications and processing capabilities of the Company at a second location, the Company has estimated the cost of such center at $1 million if it is required to establish the site on its own. Euronet had intended to put such a center in place in Hungary in 1997, but the high cost of such a system has led the Company to seek methods of reducing the cost (for example by having the center placed in a hub maintained by one of the Company's telecommunications providers) or using the equipment in the recovery site to meet other requirements arising as a result of the geographical expansion of the Company's business, in particular a requirement that the Company process its German transactions in a member state of the European Union. The Company now expects to establish such back up site by late 1998.


Competition

  Competitive factors in the Company's business are network availability and response time, price both to the Card Issuer and to its customers, ATM location and access to other networks. Principal competitors of the Company include ATM networks owned by banks. Larger banks, in particular, may be able to develop their own network of ATMs. Because banks control the relationship with their cardholders, they may promote the use of their own ATM networks by charging through to customers a higher fee for use of the Euronet network. The Company seeks to counter such charge through by contractual provisions and offering additional services (such as bill payment) to the banks and their customers. Certain national networks consisting of consortiums of banks also compete with the Company. In the Czech Republic, ISC MUZO (formed by a consortium of four banks) offers ATM driving and switching services in addition to point of sale services to Czech banks. PolCard in Poland (formed by a consortium of 11 banks) provides point of sale services, card management services, switching services, and ATM driving services to customer banks. The Company expects that ATM transactions will eventually be switched from PolCard to and from Euronet. In Hungary, certain banks established a jointly owned company in 1989, called Giro Bankcard Rt., to develop a central switch for ATM transactions which would permit those banks to switch transactions among themselves in a fashion similar to Euronet. However, the membership in this company has been limited to four banks and during 1997, the Company has established direct connections to two of the member banks, Postabank and Mezobank. As a result of the Company's connection, transactions for these banks no longer transit through the Giro Bankcard system.


Employees

  The Company's business is highly automated and it out-sources many of its specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, the Company's labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. The Company also has a customer service department to interface with cardholders to investigate and resolve reported problems in processing transactions.

  However, Euronet's roll out of ATMs, its development of new products and individual bank connections and its expansion into new markets creates a substantial need to increase existing staff on many levels. The Company requires skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. Euronet is also expanding its systems department to add new technical personnel and recruiting strong business leadership for new markets. In addition, the need to ensure consistency in quality and approach in new markets and proper coordination and administration of the Company's expansion, is leading the Company to recruit additional staff in the areas of financial analysis, project management, human resources, communications, marketing and sales. The Company has a program of continual recruitment of superior talent whenever it is identified and ongoing building of skill for existing staff. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified management, technical and administrative employees.

  As of December 31, 1996, the Company and its subsidiaries had 58 full-time employees, 36 of which were located in its Budapest office, 21 in its Warsaw office and 1 in its Frankfurt office. As of December 31, 1997 the number of employees was 178 full-time employees, with 79 located in Hungary, 73 in Poland, 7 in the Czech Republic, 8 in Germany, 9 in Croatia and 2 in France. The Company has created a central "head office" organization in Budapest which is independent of the Hungarian country operations and dedicated to overall management of the Company's business.

  None of the Company's or its subsidiaries' employees are currently represented by a union. The Company has never experienced any work stoppages or strikes.


Government Regulation

  The Company has received interpretative letters from the Hungarian Bank Supervisory Board and the Polish National Bank to the effect that the business activities of the Company in those jurisdictions do not constitute "financial activities" subject to licensing. In addition, the Company has received advice to the effect that its activities in each of its other markets do not currently require it to obtain licenses. Any expansion of the activity of the Company into areas which are qualified as "financial activity" under local legislation may subject the Company to licensing, and the Company may be required to comply with various conditions in order to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity of the Company as currently conducted might change in the future. The Company monitors its business for compliance with applicable laws or regulations regarding financial activities.

  Under German law, ATMs in Germany may be operated only by licensed financial institutions. The Company, therefore, may not operate its own ATM network in Germany and must act, under its contract with Service Bank GmbH ("Service Bank"), as a subcontractor providing certain ATM-related services to Service Bank. As a result, the Company's activities in the German market currently are entirely dependent upon the continuance of the agreement with Service Bank, or the ability to enter into a similar agreement with another bank in the event of a termination of such contract. The inability to maintain such agreement or to enter into a similar agreement with another bank upon a termination of the agreement with Service Bank could have a material adverse effect on the Company's operations in Germany. To comply with German regulations, the Company processes transactions in Germany through a contractor, rather than through its Processing Center.

  The Company is considering expansion into France, whose laws relative to the operation of ATMs are similar to those of Germany. Expansion into France would require the Company to establish and thereafter maintain a relationship with one or more French financial institutions. Although the Company has not yet identified a French financial institution, it has retained a managing director for France, and is exploring potential relationships with French financial institutions and searching for potential ATM locations. There can be no assurance as to when or if the Company will be able to establish the necessary relationship for the commencement of operations in France.

  The Company wishes to offer the widest possible range of services on its network and is considering taking steps to obtain a limited financial activity licenses in some markets to be able to expand its services.


Year 2000 Compliance

  The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center will require certain upgrades which have been ordered and are scheduled for installation by the fourth quarter 1998. Most of the ATMs in the Euronet network are not year 2000 compliant, and hardware and software upgrades will be installed under contract with Company's Euronet's ATM maintenance vendors. According to the Company's current estimates, the cost will be approximately $1,000 per ATM, and the required installation will be finished by the end of 1998. The Company estimates that approximately 560 of its ATMs will require upgrades for year 2000 compliance.

  The Company is currently planning a survey of its bank customers concerning the compliance of their back office systems with year 2000 requirements, and anticipates launching such survey in the third quarter of 1998. If the Company's bank customers do not bring their card authorization systems into compliance with year 2000 requirements, the Company may be unable to process transactions on cards issued by such banks and may lose revenues from such transactions. This could have a material adverse effect on the Company's revenues. Therefore, Euronet will monitor, and hopes to assist its bank clients in, implementation of its customers year 2000 compliance programs, and may, if required to accelerate the compliance programs of it banks, create consulting capabilities in this respect.


Trademarks

  The Company has filed applications for registration of certain of its trademarks including the names "Euronet" and "Bankomat" and/or the blue diamond logo in Hungary, Poland, the Czech Republic, Slovakia, Sweden, France and the United Kingdom. Such applications have been granted in Hungary, Poland and Croatia but are still pending in the other countries.

  The Company does not hold the Euronet trademark in Germany, France or certain other Western European countries due to prior registrations by other Companies. For the time being, the Company does not "brand" ATMs or otherwise use the Euronet trademark in these countries, except as permissible as a corporate name. The Company is developing an alternative trademark and corporate identity for European countries in which the Euronet name is not available and non-European countries.


Executive Officers of the Company

  The name, age, period of service and position held by each of the Executive Officers of the Company are as follows:

Name                       Age          Served Since    Position Held
-------------------------------------------------------------------------------------------------------------
Michael J. Brown           41          June 1994        Chairman, President and Chief Executive Officer

Daniel R. Henry            32          June 1994        Director, Chief Operating Officer

Denis H. Depenbusch        34          May 1995         Vice President--Poland

Bruce S. Colwill           33          May 1996         Chief Financial Officer and Chief Accounting Officer

Jeffrey B. Newman          43          January 1997     Vice President and General Counsel


Item 2.   Property.

     The Company's executive offices and Processing Center are located in Budapest. The Company also maintains offices in Warsaw, Zagreb, Berlin, Paris, Prague, Krakow and Szczecin. All of the Company's offices are leased. The Company's office leases provide for initial terms of 24 to 60 months.

Item 3.   Legal Proceedings.

     The Company is not currently involved in any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     Not applicable.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Since March 1997, the Common Stock has been listed on The Nasdaq Stock Market under the symbol EEFT. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


                Quarter                          High          Low
                -------                          ----          ---
          1997  First (from March 7, 1997)       15.00         12.75

                Second                           14.25          9.63

                Third                            14.38         10.00

                Fourth                           12.75          6.31



     Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

     Holders. As of December 31, 1997, there were approximately 71 record holders of the Common Stock.

Item 6. Selected Financial Data.

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The summary consolidated financial data set forth below have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the United States ("U.S. GAAP"), which have been audited by KPMG Polska Sp. z o.o., independent public accountants. The Company believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                  Period from
                                                 June 22, 1994
                                                 (inception) to
                                                  December 31,              Year ended December 31,
                                                     1994           1995            1996              1997
                                                 ----------      ----------      ----------         ----------
                                                       (in thousands, except share and per share data)
Consolidated Statements Of Operations Data:

Revenues:
     Transaction fees .......................    $       --      $       62      $    1,198         $    4,627
     Other ..................................            --              --              63                663
                                                 ----------      ----------      ----------         ----------
          Total revenues ....................            --              62           1,261              5,290

Operating expenses:
     ATM operating costs ....................            --             510           1,176              5,172
     Professional fees ......................            64             394           1,125              1,166
     Salaries ...............................            49             452             989              3,796
     Communication ..........................            12              20             263                818
     Rent and utilities .....................             8             112             290                783
     Travel and related costs ...............            20              71             254                701
     Fees and charges .......................            --             112             427                458
     Share compensation expense .............            --              --           4,172/(1)/           108
     Foreign exchange loss/(gain) ...........             2             158              79                 (8)
     Other ..................................            85             341             232                818
                                                 ----------      ----------      ----------         ----------
          Total operating expenses...........           240           2,170           9,007             13,812
                                                 ----------      ----------      ----------         ----------
          Operating loss ....................          (240)         (2,108)         (7,746)            (8,522)

Other income/expenses:
     Interest income ........................            12             126             225              1,609
     Interest expense .......................            --            (107)           (378)            (1,152)
                                                 ----------      ----------      ----------         ----------
Loss before income tax benefit ..............          (228)         (2,089)         (7,899)            (8,065)
Income tax benefit/(2)/ .....................            --             148             323                100
                                                 ----------      ----------      ----------         ----------
Net loss ....................................          (228)         (1,941)         (7,576)            (7,965)
                                                 ==========      ==========      ==========         ==========
Loss per share--basic and diluted/(3)/.......    $    (0.02)     $    (0.19)     $    (0.73)        $    (0.56)
                                                 ==========      ==========      ==========         ==========
Weighted average number of shares
   outstanding/(3)/ .........................    10,386,089      10,386,089      10,386,089         14,284,917

(footnotes appear on following page)

                                                                         As of December 31,
                                                            1994         1995        1996         1997
                                                         ----------   ----------   ----------   ----------
                                                            (in thousands, except Summary Network Data)
Consolidated Balance Sheet Data:
Cash and cash equivalents ............................   $    2,036   $      411   $    2,541   $    7,516
Investment Securities ................................           --           --          194       31,944
Working capital ......................................        2,071          526          631       33,496
Total assets .........................................        2,527        4,519       11,934       70,033
Obligations under capital leases, less current
   installments ......................................           --        1,119        3,834       11,330
Total stockholders' equity ...........................        2,422        2,097        5,136       49,219

Summary Network Data:
Number of operational ATMs at end of period ..........           --           53          166          693
ATM transactions during the period ...................           --       45,000    1,138,000    5,758,000
Average annual revenues per ATM ......................   $       --   $    1,170   $   11,516   $   12,317

(1) The year ended December 31, 1996 includes a one-time non-cash compensation expense of $4,172,000 relating to the grant of certain employee and management options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Notes to the Consolidated Financial Statements included herein.

(2) See Note 8 to the Notes to the Consolidated Financial Statements included herein.

(3) See Note 2(k) to the Notes to the Consolidated Financial Statements included herein for an explanation of the weighted average number of shares outstanding used in determining loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

     The Company was formed and established its first office in Budapest (Hungary) in June 1994. In May 1995, the Company opened its second office, in Warsaw (Poland). During 1997, the Company also opened offices in Berlin (Germany), Zagreb (Croatia), Prague (the Czech Republic), Paris (France) and Bucharest (Romania). To date, Euronet has devoted substantially all of its resources to establishing its ATM network through the acquisition and installation of ATMs and computers and software for its transaction processing center and through the marketing of its services to local banks as well as International Card Organizations. Euronet installed its first ATM in Hungary in June 1995, and at the end of 1995, the Company had 53 ATMs installed. An additional 113 ATMs were installed during 1996 in Hungary and Poland and as of December 31, 1996, the Company's ATM network consisted of 166 ATMs. During 1997 the Company installed a further 527 ATMs, consisting of 469 in Hungary and Poland and 58 in Germany and Croatia. With the expansion of operations, the Company increased the number of its employees in Hungary from 36 as of December 31, 1996 to 79 as of December 31, 1997. In Poland, the Company increased the number of its employees from 21 as of December 31, 1996 to 73 as of December 31, 1997. In 1997, the Company employed 9 people in Croatia, 8 in Germany, 7 in the Czech Republic, and 2 in France. In 1997, 99% of the Company's revenues were generated in Hungary and Poland. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

     The Company has derived substantially all of its revenues from ATM transaction fees since inception. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for a substantial majority of its revenues for the foreseeable future. The Company's existing contracts with banks and International Card Organizations provide for reduced transaction fees with increases in transaction volume. As the Company's transaction levels continue to increase, the average fee it receives per transaction will decrease. However, the Company expects that because the decrease in transaction fees is tied to an increase in transactional volume, the overall revenues of the Company should increase despite the fee discounts. However, the Company expects that transaction levels may, however, be negatively impacted if all or a large part of the transaction fees are passed on to cardholders by client banks.

     The transaction volumes processed on an ATM in any given market are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at the location. The Company's experience has been that the number of transactions on a newly installed ATM is initially very low and takes approximately three to six months after installation to achieve average transaction volumes for that market. Accordingly, the average number of transactions, and thus revenues, per ATM are expected to increase as the percentage of ATMs operating in the Company's network for over six months increases.

     The Company recently began to sell advertising on its network by putting clients' advertisements on its ATMs and the receipts. Advertising revenue accounted for approximately 10% of total consolidated revenues during 1997. The Company believes that advertising revenues will continue to increase as it expands its network and continues to market this service. The Company also began to generate revenues during 1997 from ATM network management services that it offers to banks that own proprietary ATM networks. Although the revenues generated to date have been small, the Company believes that revenues from this service will increase in the future.

     The Company has had substantial increases in the level of operations, including ATMs operated and total personnel in 1995, 1996 and 1997. In addition, the Company was in the development stage until June 1995 when it began operations in Hungary. As a result, a comparison of the Company's results of operations between such years is not necessarily meaningful.

     The Company's expenses consist of ATM operating expenses and other operating expenses. ATM operating expenses are generally variable in nature and consist primarily of ATM site rentals, depreciation of ATMs and ATM installation costs, maintenance, telecommunications, insurance, and cash delivery and security services to ATMs. ATM operating expenses will necessarily increase as the Company's network expands. Other operating expenses consist of items such as salaries, professional fees, communication and travel related expenditures. While these expenditures are anticipated to increase with the Company's expansion into new markets and the introduction products, other operating expenses are expected to decrease as a percentage of total revenues.


Comparison of Results of Operations for the Years Ended December 31, 1995, 1996 and 1997

     Revenues. Total revenues increased to $5,290,000 for the year ended December 31, 1997 from $1,261,000 for the year ended December 31, 1996 and $62,000 for the year ended December 31, 1995. The increase in revenues both in 1997 and 1996 were due primarily to the significant increase in transaction fees resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 53 ATMs, 166 ATMs, and 693 ATMs installed at the end of 1995, 1996, and 1997, respectively. Transaction fee revenue represented approximately 87% of total revenues for the year ended December 31, 1997 and 95% of total revenues for the year ended December 31, 1996. Revenues in the year ended December 31, 1995 consisted entirely of transaction fees.

     Transaction fees charged by the Company vary for the three types of transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Approximately 98% of transaction fees in 1997, as compared to 92% in 1996, were attributable to cash withdrawals. The remaining 2% in 1997 and 8% in 1996 were attributable to balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other two types of transactions are generally substantially less.

     In January 1998, OTP notified the Company that it was terminating its contract with Euronet effective as of July 27, 1998. As a result of this termination, the Company will not have a direct connection with OTP and will not be able to accept OTP proprietary bank cards. The Company will, however, still be able to accept all OTP issued VISA and EUROPAY cards through its VISA and EUROPAY gateways. For the year ended December 31, 1997, the Company's contract with OTP represented approximately 51% of its consolidated revenues. The financial impact of the OTP contract termination is difficult to assess. The Company believes that such impact may be mitigated in part because (i) the Company believes that VISA and EUROPAY cards represent over 95% of the cards issued by OTP and (ii) the Company receives a higher fee for transactions processed through its VISA and EUROPAY gateway(s) than for OTP proprietary bank cards. However, the Company believes that some of OTP's cardholders will be dissuaded from patronizing Euronet's ATMs due to the higher fees passed through to customers for transactions processed through the VISA and EUROPAY connection.

     Other revenues of $663,000 and $63,000 for the years ended December 31, 1997 and 1996 consisted primarily of advertising revenue. The increase during 1997 results from the increase in the number of ATMs operated by the Company. There were no other revenues in 1995.

     Operating expenses. Total expenses increased to $13,812,000 for the year ended December 31, 1997 from $9,007,000 for the year ended December 31, 1996 and from $2,170,000 for the year ended December 31, 1995. This increase in both years were due primarily to costs associated with the installation of significant numbers of ATMs during the periods and expansion of the Company's operations during the periods. In addition a share compensation expense of $4,172,000 relating to the grant of certain employee and management options was charged to operating expenses in 1996.

     ATM operating costs, which consist primarily of ATM site rentals, depreciation of ATMs and costs associated with maintaining, providing telecommunications and cash delivery services to ATMs increased to $5,172,000 for the year ended December 31, 1997 from $1,176,000 for the year ended December 31, 1996 and from $510,000 for the year ended December 31, 1995. The percentage of ATM operating costs to total operating expenses for the year ended December 31, 1997 increased to 37% as compared to 13% for the year ended December 31, 1996, and 24% for the year ended December 31, 1995. The increase in ATM operating costs was primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. The number of ATMs installed increased from 53 to 166 from December 31, 1995 to December 31, 1996, and from 166 to 693 from December 31, 1996 to December 31, 1997.

     Professional fees increased to $1,166,000 for the year ended December 31, 1997 from $1,125,000 for the year ended December 31, 1996 and from $394,000 for the year ended December 31, 1995. The fees in 1997, primarily legal, related to its expansion to new markets. The level of fees in 1996 was due primarily to legal fees attributable to the investment by new investors in the Company, the interim reorganization of the Company into a Netherlands Antilles Company and the expansion of the Company's operations into Poland.

     Salaries increased to $3,796,000 for the year ended December 31, 1997 from $989,000 for the year ended December 31, 1996 and from $452,000 for the year ended December 31, 1995. The increase from 1995 to 1996 reflected the increase in employees from 31 to 57 and the increase from 1996 to 1997 reflected the increase in the number of employees from 57 to 178, as discussed above.

     Communication, Rent and Utilities, and Travel related costs increased to $818,000, $783,000, and $701,000 respectively for the year ended December 31, 1997 from $263,000, $290,000, and $254,000 for the year ended December 31, 1996, and $20,000, $112,000, and $71,000 for the year ended December 31, 1995. The increases in all cases relate to the expansion of the Company's operations in both years, as previously discussed.

     Fees and charges increased to $458,000 for the year ended December 31, 1997 from $427,000 and $112,000 for the years ended December 31, 1996 and 1995, respectively. These costs include $207,000 and $76,000, respectively, of expenses which the Company has recorded relating to the late payments of customs duties and Hungarian value added taxes in connection with the restructuring of its ATM leases in Hungary. Prior to any such restructuring, such leases were structured as operating leases for Hungarian accounting purposes (although treated as capital leases for U.S. GAAP purposes), and its ATMs have therefore been imported under a temporary import scheme. The ATMs are subject to a "re-export" requirement and this has the effect of postponing payment of customs duties. The Company has decided to restructure such lease arrangements as capital leases for Hungarian accounting purposes, and the Company recorded the related charges as other expenses. Customs duties have been capitalized as part of the cost of the ATMs under capital lease and depreciated over the useful lives of the ATMs.

     Share compensation of $4,172,000, with respect to the grant of certain employee and management options, was recorded in 1996. The non-cash charge, calculated in accordance with Accounting Principles Board Opinion No. 25, represents the difference between the estimated fair market value of the Shares underlying such options at the date of option grant and the exercise price. Estimated fair market value at the grant dates in the last quarter of 1996 was assumed to be the cash price for the sale of Shares in the next succeeding third party purchase of Shares, which accrued in February 1997. With respect to these options, an additional $343,000, is being amortized over the remaining vesting period of such options. Of this amount, $108,000 has been expensed during the year ended December 31, 1997. See Note 9 to the Company's Consolidated Financial Statements included herein.

     The Company had a net foreign exchange gain of $8,000 for the year ended December 31, 1997, and net foreign exchange losses of $79,000, and $158,000, during the years ended December 31, 1996 and 1995, respectively. Exchange gains and losses that result from remeasurement of assets and liabilities are recorded in determining net loss. See Note 2(c) to the Company's Consolidated Financial Statements included herein. A substantial portion of the assets and liabilities of the

Company are denominated in U.S. dollars, including, for instance, fixed assets, stockholders' equity and capital lease obligations. Additionally, it is the Company's policy to attempt to match local currency receivables and payables. Hence, the amount of unmatched assets and liabilities giving rise to foreign exchange gains and losses is relatively limited, consisting mostly of cash and cash equivalents. The Company has invested in German mark denominated government securities as a hedge against certain German mark denominated lease obligations.

     Other operating expenses, which include marketing, depreciation, which represents significant increase in non-ATM related assets, and insurance, increased to $818,000 for the year ended December 31, 1997 from $232,000 for the year ended December 31, 1996 and $341,000 for the year ended December 31, 1995. These increases were in line with the expansion of the Company's operations during such periods. The increase of $586,000 in 1997 over 1996 results primarily from the expansion into new and existing markets.

     Other income/expense. Interest income increased to $1,609,000 for the year ended December 31, 1997 from $225,000 for the year ended December 31, 1996 and $126,000 for the year ended December 31, 1995. The increase in 1997 was the result of the investments made by the Company in U.S. State and Municipal obligations, Corporate debentures, U.S. Federal Agency and foreign government obligations using the proceeds from the 1997 equity offering. The amount held under such investments at December 31, 1997 was $31,944,000 compared to $194,000 at December 31, 1996. During 1996 the increase was due to larger amounts held in interest bearing accounts, including restricted cash held as security for certain of the Company's vendors, banks supplying cash to Euronet's ATMs and certain other parties. See "--Liquidity and Capital Resources".

     Interest expense relating principally to capital leases of ATMs and Euronet's computer systems increased to $1,152,000 during the year ended December 31, 1997 from $378,000 during the year ended December 31, 1996 and $107,000 during the year ended December 31, 1995. This increase was due primarily to the increase of capital lease obligations outstanding during the periods.

     Net loss. The Company's net loss increased to $7,965,000 during the year ended December 31, 1997 from $7,576,000 during the year ended December 31, 1996 and $1,941,000 during the year ended December 31, 1995 as a result of the factors discussed above.


Liquidity and Capital Resources

     Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1997 equity offering, through equipment lease financing and through private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $17,710,000 and investments in property, plant and equipment. The Company had cash and cash equivalents of $7,516,000 and working capital of $33,496,000 at December 31, 1997. The Company had $847,000 of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials. The Company expects to continue to generate losses from operating activities, and negative cash flow while it concentrates on the expansion of its ATM network business. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to increase. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flow from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service or working capital requirements.

     The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2002. The leases bear interest between 11% and 15%. As of December 31, 1997 the Company owed $14,470,000 under such capital lease arrangements. The Company anticipates using approximately $10,000,000 to $12,000,000 of the proceeds from the Offering (defined below) to repay a significant portion of the amounts outstanding under such lease arrangements.

     At December 31, 1997, the Company had contractual capital commitments of approximately $1.2 million. The Company expects that its capital requirements will increase in the future as it pursues its strategy of expanding its network and increase the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1998 will total approximately $30 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Aggregate capital expenditures for 1998 and 1999 for such purposes are expected to reach approximately $60-70 million in its existing markets which assumes the installation of approximately 2,000 additional ATMs over the next two years in accordance with the Company's current strategy.
These requirements contemplate both planned expansion in Hungary, Poland, Germany, Croatia, the Czech Republic and certain other European markets. Acquisitions of related businesses in Europe and other markets in furtherance of the Company's strategy may require additional capital expenditures.

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "Offering") on March 20, 1998 in connection with the proposed public offering of USD $100,000,000 (or Deutsche Mark equivalent) of the Company's Senior Discount Notes due 2006.

     The Company believes the net proceeds from the Offering, together with its cash flows from operations and remaining proceeds from the 1997 equity offering, will be sufficient to fund the company's operating losses, debt service requirements and capital expenditures associated with its expansion plans through the year 2000. There can be no assurance, however, that the Company will achieve or sustain profitability or generate significant revenues in the future. It is possible that the Company may seek additional equity or debt financing in the future.

     The Company will have substantial indebtedness after the Offering. As of December 31, 1997, after giving pro forma effect to the Offering and the application of the net proceeds therefrom, the Company's total indebtedness would be approximately $103.1 million, its stockholders' equity would be approximately $49.2 million and the Company's total assets would be approximately $158.5 million. The Indenture limits, but does not prohibit, the Company and its subsidiaries from incurring additional indebtedness. If an opportunity to consummate a strategic acquisition arises or if one or more new contracts is executed requiring a more rapid installation of ATM machines or a significant increase in the number of ATM machines in any market area, the Company may require substantial additional financing for such purpose and to fund its working capital needs. Such additional financing may be in the form of additional indebtedness which would increase the Company's overall leverage. See "Selected Financial Data" and "Management Discussion and Analysis of Financial Condition and Results of Operations".

     The level of the Company's indebtedness could have important consequences to holders of the Notes, including the following: (i) the Company may not be able to generate sufficient cash flows to service the Notes and its other outstanding indebtedness and to fund adequately its planned capital expenditures and operations; (ii) the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or such financing may be unavailable; (iii) a substantial portion of the Company's cash flow, if any, must be dedicated to the payment of principal and interest on its indebtedness and other obligations and will not be available for use in its business; (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business and markets; and (v) the Company's high degree of indebtedness will make it more vulnerable to changes in general economic conditions and a downturn in its business, thereby making it more difficult for the Company to satisfy its obligations under the Notes.

     The Company must substantially increase its net cash flows in order to meet its debt service obligations, including obligations under the Notes, and there can be no assurance that the Company will be able to meet such obligations, including its obligations under the Notes. If the Company is unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments or if it otherwise fails to comply with the various covenants under its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. Such defaults could result in a default on the Notes and could delay or preclude payments of interest or principal thereon.


Balance Sheet Items

     Cash and cash equivalents. The increase of cash and cash equivalents to $7,516,000 at December 31, 1997 from $2,541,000 at December 31, 1996 is due to the expansion of operations in the countries where the Company operated in 1996 and the new countries in which the Company has commenced operations in 1997. For the same reasons, restricted cash increased from $152,000 at December 31, 1996 to $847,000 at December 31, 1997. The increase in 1997 was primarily attributable to a lease deposit.

     Cash and cash equivalents increased from $411,000 at December 31, 1995 to $2,541,000 at December 31, 1996 due primarily to the subscription for shares by certain shareholders on March 27. Restricted cash decreased from $180,000 at December 31, 1995 to $152,000 at December 31, 1996, and investment securities increased from none at December 31, 1995 to $194,000 at December 31, 1996.

     Investment Securities. The increase in investment securities from $194,000 at December 31, 1996 to $31,944,000 at December 31, 1997 was due to the investment of proceeds from the 1997 equity offering not currently used in funding the Company's operations.

     Property, plant and equipment. Total property, plant and equipment increased from $7,906,000 at December 31, 1996 to $26,439,000 at December 31, 1997. This increase is due primarily to the installation of 527 ATMs during 1997. The increase in total property, plant and equipment from $2,656,000 at December 31, 1995 to $7,906,000 at December 31, 1996 is due primarily to the installation of 113 ATMs in 1996.

     Deposits for ATM leases. Deposits for ATM leases increased from $666,000 at December 31, 1996 to $2,542,000 at December 31, 1997 as a result of the Company's expansion. Lease deposits at December 31, 1995 were $772,000.

     Obligations under capital leases. In connection with the increase of property, plant and equipment, obligations under capital leases increased from $384,000 at December 31, 1995 to $4,471,000 at December 31, 1996 to $14,470,000
at December 31, 1997. The majority of the 482 ATMs installed in 1997 and the 166 ATMs installed in 1995 and 1996 were financed under capital leases.

     Trade accounts payable. Trade accounts payable increased from $1,670,000 at December 31, 1996 to $4,420,000 at December 31, 1997. The increase is due primarily to the significant increase in operations in 1997, including approximately $2,000,000 related to ATM purchases. The increase of trade accounts payable from $364,000 at December 31, 1995 to $1,670,000 at December 31, 1996 is also attributable to a significant increase in operations in 1996. These increases are consistent with the Company's projected growth in the earlier years of its operations.


Foreign Exchange Exposure

     In 1997, 99% of the Company's revenues were generated in Poland and Hungary. While in Hungary the majority of revenues received are to be US dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However the majority of these contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

     The Company anticipates that in the future, a substantial portion of the Company's assets, including fixed assets, will be denominated in the local currencies of each market. As a result of continued European economic convergence, including the increased influence of the Deutsche Mark, as opposed to the U.S. dollar, on the Central European currencies, the Company expects that the currencies of the markets where the proceeds from the offering will be used will fluctuate less against the Deutsche Mark than against the Dollar. Accordingly, the Company believes that the issuance of Deutsche Mark denominated debt will provide, in the medium to long term, for a closer matching of assets and liabilities than a dollar denominated issuance would.


Inflation and Functional Currencies

     In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, it is expected that none of these countries will be considered to have a hyper-inflationary economy in 1998. Therefore, since Poland will no longer be considered hyper-inflationary beginning in 1998 and a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty, the functional currency of the Company's Polish subsidiary will now be the zloty. The functional currency of the Company's Hungarian subsidiary will continue to be the U.S. dollar. It is expected that the functional currency of the Company's Czech subsidiary will also be the U.S. dollar.

     Germany and France have experienced relatively low and stable inflation rates in recent years. Therefore, the local currencies in each of these markets is the functional currency. Although Croatia, like Germany and France, has maintained relatively stable inflation and exchange rates, the functional currency of the Croatian company is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition. The Company continually reviews inflation and the functional currency in each of the countries that it operates in.


Year 2000 Compliance

     The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center will require certain upgrades which have been ordered and are scheduled for installation by the fourth quarter 1998. Most of the ATMs in the Euronet network are not year 2000 compliant, and hardware and software upgrades will be installed under contract with Company's Euronet's ATM maintenance vendors. According to the Company's current estimates, the cost will be approximately $1,000 per ATM, and the required installation will be finished by the end of 1998. The Company estimates that approximately 560 of its ATMs will require upgrades for year 2000 compliance.


Implementation of New Accounting Pronouncements

     The Company, effective for the year ended December 31, 1997, has adopted the following Statements of Financial Accounting Standards (SFAS): SFAS No. 128, "Earnings per Share." Pursuant to the provisions of the statement, basic loss per share has been computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options outstanding) is anti-dilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options outstanding.

     SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income can be defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no significant comprehensive income during the period.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has one industry segment but operates in a number of geographical segments. The Company has disclosed separately its two major geographical segments in 1997, being Hungary and Poland as required by SFAS No.131.

Item 8.           Financial Statements and Supplementary Data.

EURONET SERVICES INC.
INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
Independent Auditors' Report ..................................................................... 30
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997 ........................ 31
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 .................................................................................... 32
Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1995, 1996 and 1997 ............................................................ 33
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..................................................................................... 34
Notes to Consolidated Financial Statements ....................................................... 35

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Euronet Services Inc.:

     We have audited the accompanying consolidated balance sheets of Euronet Services Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Services Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.


                                        KPMG POLSKA SP. Z O.O.

Warsaw, Poland
March 17, 1998

                    EURONET SERVICES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                    --------------------
                                                                                      1996        1997
                                                                                    ---------   --------
                                                                                        (in thousands)
Assets
Current assets:
     Cash and cash equivalents ..................................................   $  2,541    $  7,516
     Restricted cash (note 4) ...................................................        152         847
     Trade accounts receivable ..................................................        172         647
     Investment securities (notes 5 and 6) ......................................        194      31,944
     Prepaid expenses and other current assets ..................................        433       1,857
                                                                                    --------    --------
          Total current assets ..................................................      3,492      42,811
Property, plant, and equipment, at cost:
     Equipment--Automatic teller machines .......................................      6,773      23,581
     Vehicles and office equipment ..............................................        471       1,808
     Computers and software .....................................................        662       1,050
                                                                                    --------    --------
                                                                                       7,906      26,439
     Less accumulated depreciation and amortization .............................       (622)     (2,351)
                                                                                    --------    --------
     Net property, plant and equipment ..........................................      7,284      24,088
Loans receivable, excluding current portion .....................................         21          21
Deposits for ATM leases .........................................................        666       2,542
Deferred income taxes (note 8) ..................................................        471         571
                                                                                    --------    --------
          Total assets ..........................................................   $ 11,934    $ 70,033
                                                                                    ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
     Trade accounts payable .....................................................   $  1,670       4,420
     Short term borrowings (note 6) .............................................        194         158
     Current installments of obligations under capital leases (note 7) ..........        637       3,140
     Note payable--shareholder ..................................................        262          --
     Accrued expenses ...........................................................         98       1,597
                                                                                    --------    --------
          Total current liabilities .............................................      2,861       9,315
Obligations under capital leases, excluding current installments (note 7) .......      3,834      11,330
Other long-term liabilities .....................................................        103         169
                                                                                    --------    --------
          Total liabilities .....................................................      6,798      20,814
                                                                                    --------    --------
Stockholders' equity (note 1):
     Common stock, $0.02 par value. Authorized 30,000,000 shares in 1997 and
        2,100,000 in 1996; issued and outstanding 15,133,321 shares in 1997 and
        499,100 shares in 1996 ..................................................         10         304
     Preferred stock, $0.02 par value. Authorized 10,000,000 shares in 1997, none
        issued and outstanding ..................................................         --          --
     Series A convertible preferred stock, $0.02 par value. Authorized
        7,700,000 shares in 1996, issued and outstanding 4,419,800 in 1996 ......         88          --
     Series B convertible preferred stock, $0.02 par value. Authorized
        7,700,000 shares in 1996, issued and outstanding 4,666,669 in 1996 ......         93          --
     Additional paid in capital .................................................     11,666      63,358
     Treasury stock .............................................................         --          (4)
     Subscription receivable ....................................................       (500)       (253)
     Accumulated losses .........................................................     (7,005)    (14,970)
     Restricted reserve (note 3) ................................................        784         784
                                                                                    --------    --------
           Total stockholders' equity ...........................................      5,136      49,219
                                                                                    --------    --------
          Total liabilities and stockholders' equity ............................   $ 11,934    $ 70,033
                                                                                    ========    ========

         See accompanying notes to consolidated financial statements

                    EURONET SERVICES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                                ------------------------------------
                                                                    1995        1996       1997
                                                                   ------      ------     ------
                                                                (in thousands, except per share data)
Revenues:
     Transaction fees .........................................   $     62    $  1,198    $  4,627
     Other ....................................................         --          63         663
                                                                  --------    --------    --------
          Total revenues ......................................         62       1,261       5,290

Operating expenses:
     ATM operating costs ......................................        510       1,176       5,172
     Professional fees ........................................        394       1,125       1,166
     Salaries .................................................        452         989       3,796
     Communication ............................................         20         263         818
     Rent and utilities .......................................        112         290         783
     Travel and related costs .................................         71         254         701
     Fees and charges .........................................        112         427         458
     Share compensation expense (note 9) ......................         --       4,172         108
     Foreign exchange loss/(gain) .............................        158          79          (8)
     Other ....................................................        341         232         818
                                                                  --------    --------    --------
 Total operating expenses .....................................      2,170       9,007      13,812
                                                                  --------    --------    --------
          Operating loss ......................................     (2,108)     (7,746)     (8,522)

Other income/expense:
     Interest income ..........................................        126         225       1,609
     Interest expense .........................................       (107)       (378)     (1,152)
                                                                  --------    --------    --------
                                                                        19        (153)        457
                                                                  --------    --------    --------
          Loss before income tax benefit ......................     (2,089)     (7,899)     (8,065)
Income tax benefit (note 8) ...................................        148         323         100
                                                                  --------    --------    --------
          Net loss ............................................   $ (1,941)     (7,576)     (7,965)
                                                                  ========    ========    ========
Loss per share--basic and diluted (note 2(k))..................   $  (0.19)      (0.73)      (0.56)
                                                                  ========    ========    ========


         See accompanying notes to consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Preferred    Preferred  Additional
                                                        ---------    ---------  ----------
                                             Common       Stock        Stock      Paid in    Treasury
                                             ------       -----        -----      -------    --------
                                              Stock      Series A     Series B    Capital      Stock
                                              -----      --------     --------    -------      -----
                                                                (in thousands)
Balance January 1, 1995 ...............     $  2,650   $     --    $     --     $     --    $    --
Capital contributions (note 1) ........        1,066         --          --          550         --
Net loss for 1995 .....................           --         --          --           --         --
Transfer to restricted reserve ........           --         --          --           --         --
                                            --------   --------    --------     --------    --------
Balance December 31, 1995 .............        3,716         --          --          550         --
Net loss up to March 27, 1996 .........           --         --          --           --         --
Transfer to restricted reserve ........           --         --          --           --         --
Formation of Euronet Services N.V.
  (note 1) ............................       (3,709)        63          --          122         --
Capital contribution (note 1) .........           --         --          67        6,933         --
Reimbursement of capital ..............           --         --          --          (57)        --
Change in par value of shares .........            3         25          26          (54)        --
Share compensation expense (note 9) ...           --         --          --        4,172         --
Net loss from March 28, 1996 through
  December 31, 1996 ...................           --         --          --           --         --
Transfer to restricted reserve ........           --         --          --           --         --
                                            --------   --------    --------     --------    --------
Balance December 31, 1996 .............           10         88          93       11,666         --
GE Capital share issue (note 1) .......           --         --          11        2,989         --
Formation of Euronet Services Inc.
  (note 1) ............................          192        (88)       (104)          --         --
Net proceeds from public offering
  (note 1) ............................           77         --          --       47,780         --
Milestone awards and options
exercised (note 9).....................           25         --          --          815         --
Subscription paid (note 1) ............           --         --          --           --         --
Treasury stock repurchase (note 1) ....           --         --          --           --         (4)
Share compensation expense (note 9) ...           --         --          --          108         --
Net loss for 1997 .....................           --         --          --           --         --
                                            --------   --------    --------     --------    --------
Balance December 31, 1997 .............     $    304   $     --    $     --     $ 63,358    $    (4)
                                            ========   ========    ========     ========    ========
                                            Subscription   Accumulated   Restricted
                                            ------------   -----------   ----------
                                             Receivable      Losses        Reserve      Total
                                             ----------      ------        -------      -----
Balance January 1, 1995 ...............      $      --       $  (457)      $   229     $  2,422
Capital contributions (note 1) ........             --            --            --        1,616
Net loss for 1995 .....................             --        (1,941)           --       (1,941)
Transfer to restricted reserve ........             --          (421)          421           --
                                              --------      --------      --------     --------
Balance December 31, 1995 .............             --        (2,819)          650        2,097
Net loss up to March 27, 1996 .........             --          (657)           --         (657)
Transfer to restricted reserve ........             --           (48)           48           --
Formation of Euronet Services N.V.
  (note 1) ............................             --         3,524            --           --
Capital contribution (note 1) .........           (500)           --            --        6,500
Reimbursement of capital ..............             --            --            --          (57)
Change in par value of shares .........             --            --            --           --
Share compensation expense (note 9) ...             --            --            --        4,172
Net loss from March 28, 1996 through
  December 31, 1996 ...................             --        (6,919)           --       (6,919)
Transfer to restricted reserve ........             --           (86)           86           --
                                              --------      --------      --------     --------
Balance December 31, 1996 .............           (500)       (7,005)          784        5,136
GE Capital share issue (note 1) .......             --            --            --        3,000
Formation of Euronet Services Inc.
  (note 1) ............................             --            --             7           --
Net proceeds from public offering
  (note 1) ............................             --            --            --       47,857
Milestone awards and options
exercised (note 9).....................           (253)           --            (7)         587
Subscription paid (note 1) ............            500            --            --          500
Treasury stock repurchase (note 1) ....             --            --            --           (4)
Share compensation expense (note 9) ...             --            --            --          108
Net loss for 1997 .....................             --        (7,965)           --       (7,965)
                                              --------      --------      --------     --------
Balance December 31, 1997 .............       $   (253)     $(14,970)     $    784     $ 49,219
                                              ========      ========      ========     ========

         See accompanying notes to consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                      1995         1996        1997
                                                                                     ------       ------      ------
                                                                                             (in thousands)
Cash flows from operating activities:

Net loss .......................................................................    $ (1,941)   $ (7,576)   $ (7,965)
Adjustments to reconcile net loss to net cash used in operating activities:
  Share compensation expense ....................................................         --       4,172         108
  Depreciation and amortization of property, plant and equipment ................        133         484       1,761
  Loss on disposal of fixed assets ..............................................         --          --          11
  Deferred income taxes .........................................................       (148)       (323)       (100)
  (Increase)/decrease in restricted cash ........................................       (180)         28        (695)
  Increase in trade accounts receivable .........................................        (33)       (139)       (475)
  (Increase)/decrease in deposits for leases ....................................       (772)        106      (1,876)
  Increase in trade accounts payable ............................................        288       1,306       2,750
  Increase in prepaid expenses and other current assets .........................       (293)         --      (1,424)
  Increase/(decrease) in accrued expenses and other long-term liabilities .......        485        (313)      1,565
                                                                                    --------    --------    --------
    Net cash used in operating activities .......................................     (2,461)     (2,255)     (6,340)
                                                                                    --------    --------    --------
Cash flows from investing activities:
  Fixed asset purchases .........................................................       (394)     (1,061)     (7,612)
  Proceeds from sale of fixed assets ............................................         --          --          42
  Purchase of investment securities .............................................         --        (194)    (75,692)
  Proceeds from maturity of investment securities ...............................         --          --      43,942
  Net (increase)/decrease in loan receivable ....................................        (24)          3          --
                                                                                    --------    --------    --------
    Net cash used in investing activities .......................................       (418)     (1,252)    (39,320)
                                                                                    --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of shares and other capital contributions ..............      1,616       6,500      51,944
  Reimbursement of capital ......................................................         --         (57)         --
  Repayment of obligations under capital leases .................................       (523)     (1,101)     (1,007)
  Repurchase of treasury stock ..................................................         --          --          (4)
  Decrease/(increase) in bank borrowings ........................................         --         194         (36)
  Proceeds from/(repayment of) loan from shareholder ............................        161         101        (262)
                                                                                    --------    --------    --------
    Net cash provided by financing activities ...................................      1,254       5,637      50,635
                                                                                    --------    --------    --------
Net (decrease)/increase in cash and cash equivalents ............................     (1,625)      2,130       4,975
Cash and cash equivalents at beginning of period ................................      2,036         411       2,541
                                                                                    --------    --------    --------
Cash and cash equivalents at end of period .....................................    $    411    $  2,541    $  7,516
                                                                                    ========    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid during year ....................................................    $    107    $    325    $    877
                                                                                    =========   ========    ========

-------------------
Supplemental schedule of noncash investing and financing activities (in thousands):

Capital lease obligations of $1,906,000, $4,189,000 and $11,006,000 during the years ended December 31, 1995, 1996 and 1997, respectively, were incurred when the Company entered into leases primarily for new automatic teller machines.



          See accompanying notes to consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and formation of holding company

     Euronet Services Inc. (the "Company") was established as a Delaware corporation on December 13, 1996 and capitalized on March 6, 1997. Euronet Services Inc. succeeded Euronet Holding N.V. as the group holding company.

     Euronet Services Inc. and its subsidiaries (collectively "Euronet") is an independent shared automatic teller machine (ATM) network and service provider to banks and financial institutions. Euronet serves banks by providing ATMs that accept cards with international logos such as VISA, American Express and Mastercard and proprietary bank cards issued by member banks. The subsidiaries of Euronet, all of which are wholly owned, are:

     --Euronet Holding N.V., incorporated in the Netherlands Antilles --Euronet-Bank Tech Rt. (Bank Tech), incorporated in Hungary
     --SatComNet Kft (SatComNet), incorporated in Hungary
     --Bankomat 24/Euronet Sp. z o.o. (Bankomat), incorporated in Poland --EFT-Usluge d o.o., incorporated in Croatia
     --Euronet Services GmbH, incorporated in Germany
     --Euronet Services France SAS, incorporated in France
     --Euronet Services spol. sro, incorporated in the Czech Republic

     The following is a description of the events leading up to the formation of the Company. Bank Tech was established on June 22, 1994 by Michael Brown (Chairman, President and Chief Executive Officer of Euronet) and Daniel Henry with an initial capital contribution of $10,000. Pursuant to a joint venture agreement dated July 19, 1994, certain new shareholders and Michael Brown contributed $2,640,000 in cash as additional capital to Bank Tech and Daniel Henry transferred his interest to Michael Brown for a purchase price equal to his original contribution. The additional capital raised by Bank Tech did not result in a new controlling group, accordingly the accounting bases of the assets and liabilities of Bank Tech remained unchanged. On February 20, 1995, the joint venture agreement was amended under which a new investor and a shareholder of Bank Tech acquired SatComNet for a purchase price of $491,000 in cash. SatComNet was a shell entity with no substantive operations before such date. SatComNet is engaged in telecommunication services by facilitating satellite link up to Bank Tech. The acquisition was accounted for under the purchase method of accounting, accordingly, the results of operations of SatComNet are included in the consolidated statements of operations since the date of acquisition. The purchase price approximated the fair value of the net assets acquired, which mainly consisted of cash and equipment. Furthermore and pursuant to such amended joint venture agreement, the shareholders of SatComNet and a new shareholder agreed to contribute $956,000 in cash as additional capital to Bank Tech and also agreed to exchange their interest held in such companies to create identical ownership of Bank Tech and SatComNet. The capital raised by Bank Tech and the exchange of shares did not result in a new controlling group, accordingly, the accounting bases of the assets and liabilities of Bank Tech and SatComNet remained unchanged. Michael Brown established Bankomat on August 8, 1995 with $2,000 in capital. A further capital increase of $61,000 was made by Michael Brown on December 7, 1995.

     On February 15, 1996 the shareholders of Bank Tech and SatComNet terminated their amended joint venture agreement and entered into a shareholders' agreement reorganizing the ownership of Bank Tech, SatComNet and Bankomat. Under the shareholders' agreement, the investors contributed, on March 27, 1996, all of their shares and interest in Bank Tech, SatComNet and Bankomat in exchange for 499,100 common shares and 4,419,800 Series A convertible preferred shares of Euronet Holding N.V. The transaction has been accounted for as a combination of entities under common control at historical cost in a manner similar to pooling of interest accounting. Under this method, the Company recorded the assets and liabilities received at their historical cost, common shares ($7,000) and Series A convertible preferred shares ($63,000) were established for the par value of the shares issued, accumulated losses were eliminated ($3,524,000) and the resulting difference was recorded as additional paid in capital ($122,000). In addition, new shareholders contributed $5,500,000 in cash and a subscription receivable of $500,000 to the capital of Euronet Holding N.V. in exchange for 4,200,000 Series B convertible preferred shares.

     On November 26, 1996, Euronet Holding N.V. called on a $1 million dollar standby commitment from certain existing investors (Poland Partners LP, Advent Partners LP, Advent Private Equity Fund-CELP, Poland Investment Fund LP, Hungarian Private Equity Fund and DST Systems Inc.) in return for 466,669 series B convertible preferred shares.

     On February 3, 1997, Euronet Holding N.V. signed a Subscription Agreement with General Electric Capital Corporation ("GE Capital") under which GE Capital purchased 710,507 shares of Series B Convertible Preferred Shares of Euronet Holding N.V. for an aggregate purchase price of $3 million. Pursuant to the "claw back" option of this agreement, on June 16, 1997, the Company repurchased 292,607 shares of Euronet Holding N.V. at the original par value.

     The following table illustrates the issuance of equity securities by date, including the number of shares issued for cash or other consideration, the nature of the non-cash consideration received and the values assigned to each issuance up to the capitalization of the Company on March 6, 1997.


                                        Number of shares
                       ----------------------------------------------------
                                             Bank                              Euronet
Date                     Type of shares    Tech/(1)/   SatComNet   Bankomat  Holding N.V.        Value
----                   ----------------    ----------  ---------   --------  ------------   --------------
                                                                                            (in thousands)
June 22, 1994 ......   Common                   1,044     --          --          --        $      10

July 19, 1994 ......   Common                 275,522     --          --          --        $   2,640
                                                                                            --------------
                                                                                            $   2,650

February 20, 1995 ..   Common                  53,434      1/(2)/     --          --        $   1,447
August 8, 1995 .....   Common                      --     --       3,140          --        $       2
December 7, 1995 ...   /(3)/                       --     --          --          --        $     167
                                                                                            --------------
                                                                                            $   1,616

March 27, 1996 .....   Common                      --     --          --     499,100               --/(4)/
March 27, 1996 .....   series A preferred          --     --          --   4,419,800               --/(4)/

March 27 ,1996 .....   series B preferred          --     --          --   4,200,000        $   5,500/(5)/

November 26, 1996 ..   series B preferred          --     --          --     466,669        $   1,000
                                                                                            --------------
                                                                                            $   6,500

February 3, 1997 ...   series B preferred          --     --          --     710,507/(6)/   $   3,000

--------------
(1) On March 28, 1995, Bank Tech changed its legal structure from a company limited by quotas ( "Kft") to a company limited by shares ("RT"). Upon the transformation, the quotas were exchanged for 330,000 shares of common shares.
(2) SatComNet's legal structure is a company limited by quotas.
(3) No shares were issued at this date. Amount contributed was recorded as an increase to additional paid capital. The consideration includes $61,000 of non-cash contribution (2 ATMs) which was valued at the transferors' historical cost basis.
(4) On March 27, 1996, the common shares and series A preferred shares were issued in exchange for the shares of Bank Tech, SatComNet and Bankomat. Such shares were recorded on an historical cost basis.
(5) The value excludes $500,000 of subscription receivable.
(6) On June 16, 1997, Euronet repurchased 292,607 shares at the original par value.

                    EURONET SERVICES INC. AND SUBSIDIARIES

     Effective March 5, 1997, Euronet Holding N.V. changed the stated par value of all common and preferred shares of the Company from $0.10 to $0.14. Euronet Holding N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value and stock split was retroactively taken into account for common and preferred shares. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet Holding N.V. converted all of such preferred shares into common shares of Euronet Holding N.V.

     Pursuant to an Exchange Agreement which became effective on March 6, 1997, entered into between Euronet Services Inc. and the shareholders and option holders of Euronet Holding N.V., 10,296,076 shares of common stock in the Company were issued to the shareholders of Euronet Holding N.V. in exchange for all the common shares of Euronet Holding N.V. In addition, options to acquire 3,113,355 shares of common stock of the Company were issued to the holders of options to acquire 3,113,355 common shares of Euronet Holding N.V. and awards with respect to 800,520 shares of common stock of the Company were issued to the holders of awards with respect to 800,520 preferred shares of Euronet Holding N.V. in exchange for all such awards.

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

     The following table provides a summary of common stock issued since the establishment of Euronet Services Inc. in December 1996:

                                                                                          Number
                                                                        Date            of shares
                                                                   -------------       ----------
Exchange agreement with Euronet Holding N.V.  ...................  March 6, 1997       10,296,076
Exercise of awards in the initial public offering ...............  March 7, 1997          800,520
Stock options exercised in the initial public offering ..........  March 7, 1997          304,822
Shares issued in the initial public offering ....................  March 7, 1997        3,038,650
Additional shares issued in the initial public offering to cover
   over-allotment ...............................................  March 16, 1997         795,000
Repurchase of GE Capital shares .................................  June 16, 1997         (292,607)
Stock options exercised .........................................  Various                190,860
                                                                                       ----------
                                                                                       15,133,321
                                                                                       ==========

(2)  Summary of significant accounting policies and practices

   (a) Basis of presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     The financial statements for the period from January 1, 1995 through March 27, 1996 have been presented as if the operating entities had been combined from their respective dates of incorporation/acquisition. For the period from March 27, 1996 to March 6, 1997 the consolidated financial statements include the accounts of Euronet Holding N.V. and its subsidiaries. Subsequent to March 6, 1997 the consolidated financial statements include the accounts of the Company and its subsidiaries.

     All significant intercompany balances and transactions have been eliminated.

                    EURONET SERVICES INC. AND SUBSIDIARIES

   (b) Transfer of non monetary assets

     The transfer of the share holdings held by the shareholders in Bank 24, SatComNet and Bankomat in exchange for shares in Euronet Holding N.V. have been recorded at the underlying net equity of the operating entities which is the historical cost. The formation of the Euronet Services Inc. has also been accounted for at historical cost. The transfer of assets by shareholders have been recorded at the transferors' historical cost basis.

   (c) Foreign currencies

     Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the statement of operations.

     The financial statements of foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

     The financial statements of foreign subsidiaries where the functional currency in the U.S. dollar are remeasured using historical exchange rates for non-monetary items while current exchange rates are used for monetary items. Foreign exchange gains and losses arising from the remeasurement are reported in the statement of operations.

   (d) Property, plant and equipment

     Property, plant, and equipment are stated at cost. Equipment under capital leases are stated at the lesser of fair value of the leased equipment and the present value of future minimum lease payments.

     Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight line over their estimated useful lives.

     Depreciation and amortization periods are as follows:

     Automatic teller machines ..........................              7 years
     Computers and software .............................              3 years
     Vehicles & office equipment ........................              5 years
     Cassettes ..........................................               1 year
     Leasehold improvements .............................  Over the lease term

   (e) Impairment of long-lived assets

     Euronet assesses the recoverability of long-lived assets (mainly property, plant and equipment) by determining whether the carrying value of the fixed assets can be recovered over the remaining lives through projected undiscounted future operating cash flows expected to be generated by the assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

                    EURONET SERVICES INC. AND SUBSIDIARIES

   (f) Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income in the period that includes the enactment date.

     A valuation allowance for deferred tax assets has been established on the basis of the Company's estimate of taxable income for future periods.

   (g) Risks and uncertainties

     Euronet at this time, remains dependent on a limited group of customers and network services are limited to those areas where ATMs have been installed.

     The Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (h) Revenue recognition

     Euronet recognizes revenue at the point at which the service is performed.

   (i) Cash equivalents

     For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   (j) Investment securities

     The Company has classified all of its investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security to maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premium and discounts. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premium and discounts are amortized or accreted over the life or term of the related held-to-maturity security as an adjustment to yield using the effective interest method.

   (k) Loss per share

     The Company, effective for the year ended December 31, 1997, adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Pursuant to the provisions of the statement, basic loss per share has been computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options outstanding) is antidilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options outstanding.

                    EURONET SERVICES INC. AND SUBSIDIARIES

     The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                            Year Ended December 31,
                                                    ------------------------------------------
                                                       1995           1996           1997
                                                    -----------    -----------    ------------
Net loss attributable to common shareholders (in
   thousands) ....................................       (1,941)        (7,576)        (7,965)
Weighted average number of common shares
   outstanding ...................................   10,386,089     10,386,089     14,284,917
Loss per share--basic and diluted ................  $     (0.19)   $     (0.73)   $     (0.56)

     The capital structure of the Company before March 7, 1997 (consummation of the initial public offering) is not indicative of the continuing capital structure. The loss per share amounts for prior years have been restated to conform with the provisions of SFAS No. 128. The weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 represents the sum of (i) 9,585,569 shares of common stock outstanding at December 31, 1996 (adjusted to reflect the conversion of the preferred shares to common stock, reduction in par value and the seven-to-one stock split resulting from the initial public offering) and, (ii) 800,520 shares of common stock awarded to shareholders in connection with the initial public offering, which pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are deemed to be nominal issuances for all periods presented.

   (l) Stock-based compensation

     SFAS No. 123 "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to have been achieved. The Company has adopted the disclosure-only provisions of SFAS No. 123 (refer to note (9)).

   (m) Reclassifications

     Certain amounts have been reclassified in the prior year financial statements to conform to the 1997 financial statements presentation.

(3)   Restricted reserve

     The restricted reserve arose from the provisions of Hungarian accounting law in relation to share capital contributed in foreign currency to Bank Tech and SatComNet. Under these rules, a foreign currency capital contribution is recorded in the local accounting records of the companies using the rate when the capital was contributed. The foreign currency gain (or loss) which arises upon usage of the foreign currency is recorded as a separate non distributable reserve.

     The reserve has remained frozen during the year as the laws in Hungary have now changed and no longer require this accounting. However, the change in the law is not retroactive and the historical reserve remains undistributable.

                    EURONET SERVICES INC. AND SUBSIDIARIES

(4)  Restricted cash

     The restricted cash balances as of December 31, 1996 and 1997 were as follows:

                                                                 December 31,
                                                                 -------------
                                                                 1996     1997
                                                                 -----    ----
                                                                 (in thousands)
           ATM deposits ......................................   $ 152    $347
           Other .............................................     --      500
                                                                 -----    ----
                                                                 $ 152    $847
                                                                 =====    ====

     The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover charges.

(5)  Investment securities

     The amortized cost for short-term held-to-maturity securities by class security type at December 31, 1996 and 1997, were as follows:

                                                               December 31,
                                                            ------------------
                                                              1996       1997
                                                            -------    -------
                                                              (in thousands)

     U.S. State and Municipal obligations ................  $    --    $12,448
     Corporate debentures ................................       --      8,298
     U.S. Federal Agency obligations .....................       --      7,967
     Foreign government obligations ......................      194      3,231
                                                            -------    -------
          Total ..........................................  $   194    $31,944
                                                            =======    =======

     The carrying value of these investment securities at December 31, 1996 and 1997 approximates fair market value.

(6)  Short term borrowings

     Short term borrowings represent Hungarian forint denominated loans granted by a commercial bank in Hungary to permit such bank to supply cash to the ATM network. The loan outstanding at December 31, 1997 is due on June 16, 1998 together with interest accrued at 27%. Euronet has collateralized this loan by the pledge of certain investment securities with a value approximately the outstanding balance of the loan.

(7)  Leases

   (a) Capital leases

     The Company leases the majority of its ATMs under capital lease agreements that expire between 1999 and 2002 and bear interest at rates between 11% and 15%. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the lease period. In addition to the related equipment, one lease in Poland is secured by a pledge of certain accounts receivable and a letter of credit from a commercial bank.

     A related entity, Windham Technologies Inc. has the option to purchase the ATMs under capital lease in Hungary at the end of the lease term at a bargain purchase price of $1 plus incidental expenses (see note [11]).

                    EURONET SERVICES INC. AND SUBSIDIARIES

     Euronet also has two lease agreements for computers for use as its central processing and authorization center for ATM transactions. One lease has a term expiring in 1999 and the other in 2000 and they bear interest at a rate of 15% and 12%, respectively, and are payable quarterly.

     The gross amount of the ATMs and IBM computer and related accumulated amortization recorded under capital leases were as follows:

                                                         December 31,
                                                     --------------------
                                                      1996         1997
                                                     -------      -------
                                                        (in thousands)

     ATMs .........................................  $5,870       $15,940
     Other ........................................     225         1,161
                                                     ------       -------
                                                      6,095        17,101
     Less accumulated amortization ................    (410)       (1,811)
                                                     ------       -------
     Net book value ...............................  $5,685       $15,290
                                                     ======       =======

     Amortization of assets held under capital leases, amounted to $96,000, $1,314,000 and $1,401,000 for the years ended December 31, 1995, 1996 and 1997, respectively. These amounts are included with depreciation expense.

   (b) Operating leases

     The Company also has non-cancellable operating rental leases for office space which expire over the next 2 to 5 years. Rent expense under these leases amounted to $158,000, $270,000 and $433,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   (c) Future minimum lease payments

     Future minimum lease payments under the capital leases and the non-cancellable operating lease (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are:

                                                                          Capital        Operating
                                                                          -------        ---------
                                                                          Leases           Leases
                                                                          -------          ------
                                                                               (in thousands)
     Year ending December 31,
          1998 .........................................................  $  5,031        $    962
          1999 .........................................................     5,536           1,007
          2000 .........................................................     5,256           1,007
          2001 .........................................................     1,103           1,007
          2002 .........................................................       959           1,007
                                                                          --------
     Total minimum lease payments ......................................    17,885
     Less amounts representing interest ................................    (3,415)
                                                                          --------
     Present value of net minimum capital lease payments ...............    14,470
     Less current installments of obligations under capital leases .....    (3,140)
                                                                          --------
     Long term capital lease obligations ...............................  $ 11,330
                                                                          ========

                    EURONET SERVICES INC. AND SUBSIDIARIES

(8) Income taxes

    The income tax benefit consisted of the following:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                              1995       1996        1997
                                                                             -------    -------    -------
                                                                                      (in thousands)
Current tax expense:
     U.S. Federal ........................................................        --         --         --
     Netherlands Antilles ................................................        --         --         --
     Europe ..............................................................        --         --         --
                                                                             -------    -------    -------
          Total current ..................................................        --         --         --

Deferred tax benefit:
     U.S. Federal ........................................................        --         --         --
     Netherlands Antilles ................................................        --         --         --
     Europe ..............................................................   $   148    $   323    $   100
                                                                             =======    =======    =======
          Total deferred .................................................       148        323        100
                                                                             =======    =======    =======
          Total income taxes .............................................   $   148    $   323    $   100
                                                                             =======    =======    =======

The sources of income/(loss) before income taxes are presented as follows:
     United States .......................................................        --         --       (353)
     Netherlands Antilles ................................................    (2,089)    (4,416)       425
     Europe ..............................................................    (2,089)    (3,483)    (8,137)
                                                                             -------    -------    -------
          Loss before income taxes .......................................   $(2,089)   $(7,899)   $(8,065)
                                                                             =======    =======    =======

     The income tax benefit has been calculated on the basis of the taxable losses of the combined entities for the year ended December 31, 1995 and the period January 1, 1996 through March 27, 1996. Upon formation of Euronet Holding N.V. on March 27, 1996 and through March 7, 1997, the income tax benefit was calculated solely on the basis of the taxable loss of Euronet Holding N.V. Subsequent to March 7, 1997, the income tax benefit was calculated solely on the basis of the taxable loss of the Company. The difference between the actual income tax benefit and the tax benefit computed by applying the statutory income tax rate (34% for United States, 3% for Netherlands Antilles, 18% for Hungary and 38% for Poland) to losses before taxes is attributable to the following:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                      1995       1996       1997
                                                                    --------   --------   --------
                                                                             (in thousands)
Income tax benefit at statutory rates ...........................   $   427    $   267    $ 2,742
Non-deductible expenses .........................................      (153)      (209)      (261)
Tax-exempt interest .............................................        --         --        265
Stock options exercised .........................................        --         --      1,006
Stock options granted in prior year .............................        --         --      1,402
Foreign currency gains and losses ...............................        --         --        542
Tax holiday .....................................................        (8)        (4)        --
Difference in foreign tax rates .................................        --        806         44
Adjustment to deferred tax asset for enacted changes in tax rates        --         --       (113)
Utilization of tax loss carried forward .........................        --         --        145
Change in valuation allowance ...................................      (118)      (537)    (5,672)
                                                                    -------    -------    -------
Actual income tax benefit .......................................   $   148    $   323    $   100
                                                                    =======    =======    =======

                    EURONET SERVICES INC. AND SUBSIDIARIES

     As a result of the formation of the Company a portion of the stock compensation cost recorded in 1996 became a temporary difference for which the Company recognized a gross deferred tax asset of $1,402,404 in 1997. A valuation allowance for this deferred tax asset was established. During 1997, certain of the stock options were exercised resulting in a deduction of $1,005,937 in the Company's tax return. Because of the tax loss position of the Company in the United States, this tax deduction has not been realized but recharacterized as a tax loss carryforward. The Company has also established a valuation allowance for the deferred tax asset resulting from the tax loss carryforward in the United States. Should this tax loss carryforward be utilized in the future, $951,553 of the tax benefit would be recorded as an adjustment to additional paid in capital.

     The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                         ------------
                                                        1996      1997
                                                       ------    ------
                                                        (in thousands)
Tax loss carryforwards .............................     989     4,808
Leasing ............................................       5       167
Leasehold improvements .............................      48        82
Stock compensation costs ...........................      --     1,402
Unrealised exchange rate differences................      --        34
Accrued expenses ...................................      84       321
Other ..............................................      --        84
                                                       -----    ------
Deferred tax asset .................................   1,126     6,898
Valuation allowance ................................    (655)   (6,327)
                                                       -----    ------
Net deferred tax assets ............................     471       571
                                                       =====    ======

     The valuation allowance relates to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 31, 1996 and 1997 of $8,686,000 and $19,989,000, respectively. The tax operating loss carryforwards will expire through 2000 for Bankomat and through 2002 for Bank Tech, SatComNet and Euronet Holding N.V. The tax operating losses for Euronet Services Inc. and Euronet Services GmbH can be carried forward indefinitely. Based on the Company's forecast of sufficient taxable income for future periods in which the tax losses are expected to be absorbed, the Company believes that it will realise the benefit of the deferred tax assets, net of the existing valuation allowance.

(9)  Stock plans

     The Company has established a share compensation plan which provides certain employees options to purchase shares of its common stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. The Company has the right to repurchase shares within 180 days from an employee who has exercised his options but has ceased to be employed by Euronet. At December 31, 1997, the Company has authorized options for the purchase of 1,299,550 shares of common stock, of which 1,289,447 have been awarded to employees and 1,061,316 remain unexercised.

     In accordance with the shareholders' agreement dated February 15, 1996 and amended on October 14, 1996, the Company has reserved 2,850,925 shares of common stock for the purpose of awarding common stock ("milestone awards") to certain investors and options to acquire shares of common stock ("milestone options") to the founders, management and key employees. The Company granted 800,520 milestone awards at an exercise price of $0.02 per share and 2,050,405 milestone options at an exercise price of $2.14 per share.

                    EURONET SERVICES INC. AND SUBSIDIARIES

     Upon the initial public offering, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which will vest equally over two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. Upon the initial public offering, 800,520 milestone awards and 232,078 milestone options were exercised. As at December 31, 1997, 1,736,890 milestone options remain unexercised.

     Share option activity during the periods indicated is as follows:

                                                                                          Weighted-
                                                                               Number      Average
                                                                             of Shares  Exercise Price
                                                                             ---------  --------------
Balance at December 31, 1994 (none exercisable) ..........................     440,440        0.71
     Granted .............................................................     110,110        0.71
                                                                             ---------
Balance at December 31, 1995 (88,130 shares exercisable) .................     550,550        0.76
     Granted .............................................................   2,562,805        2.02
                                                                             ---------
Balance at December 31, 1996 (271,780 shares exercisable) ................   3,113,335        1.80
    Granted ..............................................................     226,497       12.65
     Exercised ...........................................................    (495,682)       1.34
     Forfeited ...........................................................     (45,964)       3.25
                                                                             ---------
Balance at December 31, 1997 (1,984,365 shares exercisable)...............   2,798,206        2.67
                                                                             =========

     At December 31, 1997, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:

                                                                          Weighted-
                                                  Number of          Average Contractual            Number
     Exercise Price                                Shares           Remaining Life (years)        Exercisable
                                                  ---------         ----------------------        -----------
     0.71 ....................................     326,396                   6.6                    150,220
     0.95 ....................................      66,150                   7.3                     11,018
     1.43 ....................................     378,700                   7.8                    116,900
     2.14 ....................................   1,806,890                   8.2                  1,706,227
     10.75 ...................................      51,191                   9.8                         --
     11.50 ...................................      28,260                   9.6                         --
     11.77 ...................................      27,804                   9.8                         --
     13.94 ...................................     112,815                   9.3                         --
                                                 ---------                                        ---------
                                                 2,798,206                                        1,984,365
                                                 =========                                        =========

     The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established based on the estimated fair value of the underlying shares at grant date. For options granted prior to the initial public offering, the fair value was determined by taking into consideration the per share price at which the most recent sale of equity securities was made by Euronet to investors. For options granted after the initial public offering, the fair value is determined by the market price of the share at the date of grant. However, in contemplation of the initial public offering in March 1997, compensation expense was recognized in 1996 relating to all options granted during the fourth quarter of 1996. Such compensation expense was calculated as the excess of the fair market value of the underlying shares (determined as $4.22, which is the cash price per share at which GE Capital subscribed for preferred shares of Euronet Holding N.V. in February 1997) over the exercise price of $2.14 per share. Compensation expense of $4,172,000 has been recorded in the 1996 consolidated financial statements and an additional compensation expense of $343,000 with respect to these options will be recognized over the remaining vesting period of such options. Of this amount, $108,000 has been expensed in the year ended December 31, 1997.

                    EURONET SERVICES INC. AND SUBSIDIARIES

     The following table provides the fair value of options granted during 1997, 1996 and 1995 together with a description of the assumptions used to calculate the fair value:

                                                                       Year ended December 31,
                                                           ---------------------------------------------
                                                               1995            1996             1997
                                                           ------------    ------------    -------------
                                                                                               Black-
                                                              Minimum         Minimum         Scholes
                     Pricing model/method used             value method    value method    pricing model
                     -------------------------             ------------    ------------    -------------
     Expected volatility ...........................               0%              0%             54%
     Average risk-free rate ........................            7.17%           7.17%           6.86%
     Average expected lives ........................          3 years         3 years       2.5 years
     Expected dividend yield .......................               0%              0%              0%
     Weighted-average fair value (per share) .......       $     0.71      $     1.14      $     4.90

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, consolidated net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                Year ended December 31,
                                                                -----------------------
                                                        (in thousands, except per share data)
                                                          1995           1996          1997
                                                        --------       --------      -------
     Net loss-as reported ..........................    $(1,914)       $(7,576)      $(7,965)
     Net loss-pro forma ............................    $(1,914)       $(7,576)      $(8,240)
     Loss per share-as reported ....................    $ (0.19)       $ (0.73)      $ (0.56)
     Loss per share-pro forma ......................    $ (0.19)       $ (0.73)      $ (0.58)

     Pro forma impact reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

                     EURONET SERVICES INC. AND SUBSIDIARIES

(10) Business segment information

     Euronet and its subsidiaries operate in one business segment, the service of providing an independent shared ATM network to the banks and financial institutions that it serves.

     Total revenues for the years ended December 31, 1995, 1996 and 1997 and long lived assets at December 31, 1996 and 1997 for the Company analyzed by geographical location is as follows:

                                           Total Revenues          Long-lived Assets
                                    ---------------------------    ------------------
                                     1995     1996        1997      1996        1997
                                    ------   ------      ------    ------      ------
                                                   (in thousands)
     Hungary .....................   $ 62   $ 1,246     $4,562      $4,709     $10,212
     Poland ......................     --        15        663       2,575       9,204
     Other .......................     --        --         65          --       4,672
                                     ----   -------     ------      ------     -------
     Total .......................   $ 62   $ 1,261     $5,290      $7,284     $24,088
                                     ====   =======     ======      ======     =======

     Total revenues are attributed to countries based on location of customer. Long-lived assets consist of property, plant, and equipment.

(11) Related parties

     Windham Technologies Inc. ("Windham") holds the option to purchase certain ATMs at the end of the lease term. Windham is jointly owned by two shareholders of the Company. Windham has signed an undertaking to contribute these assets to Euronet at the end of the lease at a bargain purchase price of $1 plus incidental expenses.

     In addition, payments of $320,000, $425,000 and $94,000 have been made for the years ended December 31, 1995, 1996 and 1997, respectively, to Windham. These payments cover the services and related expenses of consultants seconded by Windham to the Company. These services include AS400 computer expertise, bank marketing and management support.

(12) Financial instruments

     Euronet's financial instruments (cash, receivables, investment securities, accounts payable, short term borrowings, notes payable and accrued expenses) are principally short-term in nature. Accordingly, the carrying value of these investments approximates its fair value.

(13) Concentrations of business and credit risk

     Euronet is subject to concentrations of business and credit risk. Euronet's financial instruments mainly include trade receivables, cash and short-term investments. Euronet's customer base, even though limited, includes the most significant international card organizations and certain banks in the markets in which it operates. Therefore, the Company is dependent on these entities and its operations are directly affected by the financial condition of those entities. The Company has two individually significant customers in Hungary which account for 51% and 18%, respectively, of total consolidated revenue for the year ended December 31, 1997. In January 1998, the Company's most significant customer which accounts for 51% of consolidated revenues for the year ended December 31, 1997, notified the Company that it was terminating its contract effective July 1998.

     Cash and short-term investments are placed with high-credit quality financial institutions or in short-term duration, high-quality debt securities issued by the Hungarian government. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with trade receivables, cash and short-term investments is minimal due to the control procedures which monitor credit worthiness of customers and financial institutions.

                    EURONET SERVICES INC. AND SUBSIDIARIES

     The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center will require certain upgrades which have been ordered and are scheduled for installation by the fourth quarter of 1998. Most of the ATMs in the Company's network are not year 2000 compliant, and hardware and software upgrades will be installed under contract with the Company's ATM maintenance vendors. According to the Company's current estimates, the cost will be approximately $1,000 per ATM, and the required installation will be finished by the end of 1998. The Company estimates that approximately 560 of its ATMs will require upgrades for year 2000 compliance.

     The Company is currently planning a survey of its bank customers concerning the compliance of their back office systems with year 2000 requirements, and anticipates launching such survey in the third quarter of 1998. If the Company's bank customers do not bring their card authorization systems into compliance with year 2000 requirements, the Company may be unable to process transactions on cards issued by such banks and may lose revenues from such transactions. This could have a material adverse effect on the Company's revenues. Therefore, Euronet will monitor, and hopes to assist its bank clients in, implementation of its customers' year 2000 compliance programs, and may, if required to accelerate the compliance programs of its banks, create consulting capabilities in this respect.

(14) Commitments

     The Company is committed to purchase ATMs from certain suppliers for approximately $1.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

     The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 1998 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.

Item 11. Executive Compensation.

     The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 1998 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 1998 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 1998 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) List of Documents Filed as Part of this Report.

1.   Financial Statements

                                                                                               Page
Independent Auditors' Report ..................................................................  31
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997 .....................  32
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 .................................................................................  33
Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1995, 1996 and 1997 .........................................................  34
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..................................................................................  35

Notes to Consolidated Financial Statements ....................................................  36

2.   Schedules

     None.

3.   Exhibits

     27 Financial Data Schedule.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EURONET SERVICES INC.


Date:  March __, 1998                  /s/ Daniel R. Henry
                                       -----------------------------------------
                                       Daniel R. Henry


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                                        Date
/s/ Michael J. Brown                      Chairman  of the  Board  of  Directors,      March    , 1998
------------------------------------      Chief  Executive  Officer and President
Michael J. Brown                          (principal executive officer)


/s/ Daniel R. Henry                       Director and Chief Operating Officer         March    , 1998
------------------------------------
Daniel R. Henry


/s/ Steven J. Buckley                     Director                                     March    , 1998
------------------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara                 Director                                     March    , 1998
---------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski                    Director                                     March    , 1998
------------------------------------
Andrzej Olechowski


/s/ Thomas A. McDonnell                   Director                                     March    , 1998
---------------------------
Thomas A. McDonnell


Signature                                 Title                                        Date
/s/ Nicholas B. Callinan                  Director                                     March    , 1998
---------------------------
Nicholas B. Callinan


/s/ Bruce Colwill                         Chief Financial Officer and Chief            March    , 1998
---------------------------               Accounting Officer (principal financial
Bruce Colwill                             officer and principal accounting
                                          officer)