Form 10-K/A
period 1997-12-31
EURONET SERVICES INC
filed 1998-04-03
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                 Amendment No. 1

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


     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EURONET SERVICES INC.


Date:  March 31, 1998                  /s/ Daniel R. Henry
                                       -----------------------------------------
                                       Daniel R. Henry


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                                        Date
/s/ Michael J. Brown                      Chairman  of the  Board  of  Directors,      March 31, 1998
------------------------------------      Chief  Executive  Officer and President
Michael J. Brown                          (principal executive officer)


/s/ Daniel R. Henry                       Director and Chief Operating Officer         March 31, 1998
------------------------------------
Daniel R. Henry


/s/ Steven J. Buckley                     Director                                     March 31, 1998
------------------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara                 Director                                     March 31, 1998
---------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski                    Director                                     March 31, 1998
------------------------------------
Andrzej Olechowski


/s/ Thomas A. McDonnell                   Director                                     March 31, 1998
---------------------------
Thomas A. McDonnell


Signature                                 Title                                        Date
/s/ Nicholas B. Callinan                  Director                                     March 31, 1998
---------------------------
Nicholas B. Callinan


/s/ Bruce Colwill                         Chief Financial Officer and Chief            March 31, 1998
---------------------------               Accounting Officer (principal financial
Bruce Colwill                             officer and principal accounting
                                          officer)