Form 10-K/A
period 1997-12-31
EURONET SERVICES INC
filed 1998-04-30
CIK 1029199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 2)

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

                                Horvat u. 14-24
                                 1027 Budapest
                                011-361-224-1000
 (Address and telephone number of the Registrant's principal executive offices)


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

The purpose of this Form 10-K/A is to amend the Company's Form 10-K for the fiscal year ended December 31, 1997 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 1998 so as to add items 10, 11, 12 and 13. Such items were to have been incorporated into the Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders for 1998. The annual meeting and Proxy Statement have been delayed with the result that the Proxy Statement will not be filed on or before April 30, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The Directors, Executive Officers and key employees of the Company are as follows:


            NAME                    AGE                      POSITION
-------------------------------    ----   ---------------------------------------------
DIRECTORS
Michael J. Brown(1)..............   41   Chairman, President and Chief Executive Officer
Daniel R. Henry..................   32   Director, Chief Operating Officer
Thomas A. McDonnell(1)(2)(3).....   52   Director
Nicholas B. Callinan(1)(2).......   51   Director
Steven J. Buckley(1)(2)(3).......   42   Director
Eriberto R. Scocimara............   61   Director
Andrzej Olechowski...............   50   Director

EXECUTIVE OFFICERS
Dennis H. Depenbusch.............   34   Vice President--Poland
Bruce S. Colwill.................   33   Chief Financial Officer and Chief Accounting Officer
Jeffrey B. Newman................   43   Vice President and General Counsel

OTHER KEY EMPLOYEES
Anthony M. Ficarra...............   55   Chief Information Officer
Miro I. Bergman..................   35   Managing Director--Czech Republic
Thierry Michel...................   35   Managing Director--France
Matthew Lanford..................   31   Information Systems Director
William Benko....................   38   Managing Director--Hungary
Roger Heinz......................   37   Managing Director--Germany
John Romney......................   32   Managing Director--Croatia
Timothy A. Fanning...............   32   Managing Director--Romania

-------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Stock Option Committee


DIRECTORS

  MICHAEL J. BROWN is one of the founders of the Company and has served as its Chief Executive Officer since 1994. In 1979 Mr. Brown founded Innovative Software, a computer software company that was merged with Informix in 1988. During this period, Innovative Software conducted three public offerings of its shares. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. Annual revenues of Informix had grown to $170 million by the time Mr. Brown left Informix in 1990. In 1993 Mr. Brown was a founding investor of Visual Tools, Inc., a company that writes and markets component software for the growing Visual Basic and Visual C++ developer market. Visual Tools, Inc. was acquired by Sybase Software in February 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri-Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri-Kansas City in 1996. Mr. Brown has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Mr. Brown's term will continue until his successor is duly elected and qualified at the next annual meeting of stockholders. Mr. Brown is married to the sister of Mr. Henry's wife.

  DANIEL R. HENRY founded the predecessor of the Company with Michael Brown in 1994 and is serving as Chief Operating Officer of the Company. Mr. Henry is based in Budapest, Hungary where he oversees the daily operations of the Company's European subsidiaries. Mr. Henry also is responsible for the expansion of the Company into other countries and the development of new markets. Prior to joining the Company, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri-Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. His term as Director of the Company will expire in May 2000. Mr. Henry is married to the sister of Mr. Brown's wife.

  THOMAS A. MCDONNELL has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. From 1973 to September 1995, he served as Treasurer of DST Systems, Inc. Since October 1984 he has served as Chief Executive Officer and since January 1973 (except for a 30 month period from October 1984 to April 1987) he has served as President of such company. From February 1987 to October 1995, he served as Executive Vice President and from 1983 to November 1995 he served as a director of Kansas City Southern Industries. From December 1989 to October 1995, he served as a director of The Kansas City Southern Railway Company. From October 1994 to April 1995 he served as President and from 1992 to September 1995 as director of Berger Associates, Inc. From 1994 to January 1997, Mr. McDonnell was a director of First of Michigan Capital Corporation. He is currently a director of Informix, BHA Group, Inc., DST Systems Inc., Cerner Corporation, Computer Science Corporation and Janus Capital Corporation. Mr. McDonnell has a B.S. in Accounting from Rockhurst College and an M.B.A. from the Wharton School of Finance. Mr. McDonnell's term as Director of the Company will expire in May 2000.

  NICHOLAS B. CALLINAN has been a Director of the Company since its incorporation in December 1996 and he previously served on the board of Euronet Holding N.V. From 1993 he served as Senior Vice President and Managing Director for Central and Eastern Europe of Advent International Corporation, the ultimate general partner of private equity funds which are a shareholder of the Company. In 1997, he was appointed Managing Director of Emerging Markets for Advent International Corporation. From 1983 to 1993, he was founder and Chief Executive Officer of Western Pacific Management & Investment Company, which later became the Advent Group of Companies. Mr. Callinan has a B.E. in Civil Engineering and an M.B.A. from the University of Melbourne. Mr. Callinan's term as Director of the Company will expire in May 1999.

  STEVEN J. BUCKLEY has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. In April 1994 he was a co-founder of Poland Partners L.P., a venture capital fund for investment in Poland and since that time April 1994 he has served as President and Chief Executive Officer of Poland Partners Management Company, the advisor of such fund. From June 1990 to April 1994, he was a founder and director of Company Assistance Ltd., a business advisory firm in Poland. He has a B.A. in Political Science from Stanford University and an M.B.A. from Harvard University. Mr. Buckley's term as Director of the Company will expire in May 2000.

  ERIBERTO R. SCOCIMARA has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Since April 1994 Mr. Scocimara has served as President and Chief Executive Officer of the Hungarian-American Enterprise Fund, a private company that is funded by the U.S. government and invests in Hungary and is also a shareholder of the Company. Since 1984 he has been the President of Scocimara & Company, Inc., an investment management company. Mr. Scocimara was a partner of G. L. Ohrstrom from 1969 to 1984. Mr. Scocimara is currently a director of the Hungarian-American Enterprise Fund, Carlisle Companies, Harrow Industries, Inc., Roper Industries, Quaker Fabrics and several privately-owned companies. He has a Licence de Science Economique from the University of St. Gallen, Switzerland, and an M.B.A. from Harvard University. His term as a Director of the Company will expire in May 1999.

  ANDRZEJ OLECHOWSKI has served as a Director of the Company since its incorporation in December 1996. He has held several senior positions with the Polish government: from 1993 to 1995, he was Minister of Foreign Affairs and in 1992 he was Minister of Finance. From 1992 to 1993, and again in 1995, he served as economic advisor to President Walesa. From 1991 to 1992, he was Secretary of State in the Ministry of Foreign Economic Relations and from 1989 to 1991 was Deputy Governor of the National Bank of Poland. At present Dr. Olechowski is Chairman of Central Europe Trust, Poland, a consulting firm. Since 1994, he has served as Chairman of the City Council in Wilanow, a district of Warsaw. His memberships include a number of public policy initiatives as well as International Advisory Boards of Goldman Sach International, Creditanstalt, Banca Nazionale del Lavoro, International Finance Corporation, Textron and boards of various charitable and educational foundations. He received a Ph.D. in Economics in 1979 from the Central School of Planning and Statistics in Warsaw. Mr. Olechowski's term will continue until his successor is duly elected and qualified at the next annual meeting of stockholders.


EXECUTIVE OFFICERS

  DENNIS H. DEPENBUSCH has been Vice President of the Company's Poland office since its inception in May 1995. From 1992 to 1995, Mr. Depenbusch was Director of Project Finance with RMC in Lawrence, Kansas, where he structured various financing and acquisition strategies for housing projects. From 1990 to 1992, Mr. Depenbusch was a Senior Financial Analyst and Market Research Analyst for Payless ShoeSource. Mr. Depenbusch received a B.S. in Business Administration in 1985 and an M.B.A. in Finance in 1989 from the University of Kansas.

  BRUCE S. COLWILL has been Chief Financial Officer and Chief Accounting Officer of Euronet since May 1996. Mr. Colwill was employed as Assistant Controller and Financial Controller for PepsiCo Trading Sp. z o.o. in Warsaw, Poland from 1994 to 1996. From 1989 to 1994, he was employed as a Manager and Senior Accountant with KPMG in both Poland and Canada in the audit function. Mr. Colwill obtained his Canadian Chartered Accountants Designation in 1992. He received a B.B.A. in Accounting from Simon Fraser University in Canada in 1989.

  JEFFREY B. NEWMAN joined the Company as Vice President and General Counsel on January 31, 1997. Prior to this, he practiced law in Paris with the law firm of Salans Hertzfeld & Heilbronn and then with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn, PLLC, of which he was a partner since 1993. He established the Budapest office of Arent Fox Kintner Plotkin & Kahn, PLLC in 1991 and has resided in Budapest since that time. He is a member of the Virginia, District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University and law degrees from Ohio State University and the University of Paris.


KEY EMPLOYEES

  ANTHONY M. FICARRA joined the company as Chief Information Officer in January 1998. Prior to this, he was with Bisys Inc. from 1983 to 1997 as Director National Operations (Banking), Vice-President (Electronic Financial Services), Eastern Region General Manager, and finally Senior Vice President/Chief Information Officer. From 1971 to 1983, he worked with Tymshare Inc. with the final post of Regional Vice President of the Dynatax Division. From 1969 to 1971,
he was with Brandon Applied Systems in the final post of Executive Vice President/General Manager. He also previously worked with Thiokol Chemical Corporation from 1962 to 1966. Mr. Ficarra has a B.B.A. in Management from Florida International University.

  MIRO I. BERGMAN joined the Company in 1997 and is currently the Managing Director of the Company's Czech Republic operations. Prior to joining Euronet, he established a Colorado based company involved in international trade. From 1992 to 1996, Mr. Bergman was with First Bank System as Vice President responsible for the bank's off-premises ATM business of over 1,200 ATMs and served as a Manager of new co-brand card initiatives. From 1988 to 1992, Mr. Bergman worked for Citicorp-Diners Club in various card management and marketing positions. Mr. Bergman received a B.S. in Business Administration from the University of New York at Albany in 1984 and an M.B.A from Cornell University in 1988.

  THIERRY MICHEL joined the Company as Managing Director of Euronet's French subsidiary, EFT Services France S.A.S., in November 1997. Prior to this, he was Vice President of Business Development at GE Capital-Sovac from 1994 to 1997. From 1990 to 1993, he was Vice President of Marketing and Sales at Robeco and also Chief Information Officer from 1987 to 1990. From 1985 to 1987, he was Chief Information Officer at American Express in France. Mr. Michel received a Masters degree in General Engineering from l'Ecole polytechnique in 1983, a Masters degree in Systems and Telecommunications from l'Ecole National Superieure de Telecommunication in 1985. In 1984 he received a Ph.D. in Economics from l'Universite de Paris.

  MATTHEW LANFORD was appointed Information Systems Director for Euronet in August 1996. He is responsible for systems design and development and ensuring that Euronet's technology is up-to-date and capable of supporting the rapid expansion of the Company. From 1989 to 1995, he worked as a programmer, project supervisor and lead programmer/analyst for Arksys, Inc., the supplier of the ITM/400 software on the AS/400, where he designed the network processing software currently being used by the Company. From February 1995 to August 1996, he worked as lead programmer/analyst for Associates Bancorp, Inc., a division of The Associates, an international consumer/commercial finance organization. Mr. Lanford has a B.S. in Computer Science from the University of Arkansas at Little Rock.

  WILLIAM BENKO joined Euronet in January 1997 in business development and became the Managing Director in July 1997. From May 1990 to January 1997, Mr Benko co-owned and operated a commercial real estate brokerage company and published a bi-weekly real estate magazine, R.E. Source, in Budapest, Hungary. From 1988 to 1990, Mr Benko owned and operated a computer leasing firm in Dallas, Texas and also worked with CIS Leasing Corporation, where he was responsible for marketing IBM mainframe equipment in an eight state area. From 1982 and 1988, he worked with StorageTek in Dallas. Mr. Benko has a B.A. in Economics from the University of Colorado.

  ROGER HEINZ joined the Company as Managing Director of the Euronet's German subsidiary, Euronet Services GmbH, in July 1997. From 1985 to 1997, Mr. Heinz was with NCR Germany and NCR Poland as Sales Manager and Sales and Operations Director.

  JOHN ROMNEY is Managing Director of Euronet's Croatian Subsidiary, EFT Uslege. Mr. Romney joined Euronet in February of 1997 and in April 1997 opened the Croatian office in Zagreb. From 1993 to 1997, Mr. Romney was a partner in and sales manager for Escalante Imports and was responsible for accounts in 20 states in the western United States. From 1989 to 1993, Mr. Romney worked for Peterson Consulting in Chicago where he specialized in performing financial analysis and cost allocation calculations for multi-party litigation. Mr. Romney received a B.S. degree in Finance from the University of Notre Dame in 1989.

  TIMOTHY A. FANNING has been Managing Director of Euronet's Romanian office since its inception in November 1997. Between August and November 1997, Mr. Fanning worked in Euronet's European Business Development group. Mr. Fanning was an associate with the Law Firm of McCarthy, Duffy, Neidhart & Snakard in 1997 prior to joining Euronet. From 1988 to 1993, Mr. Fanning was Manager of Syndications and Manager of Capital Markets with The

Toronto-Dominion Bank in Chicago, Illinois, where he administered syndicated loans as well as interest rate and currency swaps. Mr. Fanning received a B.A. in Economics in 1988 and a law degree in 1996 from the University of Notre Dame.


SECTION 16 COMPLIANCE

     To the Company's knowledge, based solely on a review of the copies of such reports funished to the Company and written representations that no other reports were required, during1997, the Company's directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the compensation awarded or paid by the Company to its Chief Executive Officer and to the one other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 during the year ended December 31, 1997 (the "Named Executive Officers") for the periods indicated:


                                  SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      --------------------            -----------------------------------

                                                             OTHER    SECURITIES
  NAME AND PRINCIPAL                                         ANNUAL   UNDERLYING  RESTRICTED               ALL OTHER
  ------------------                                         COMPEN-   OPTIONS/     STOCK        LTP       COMPEN-
       POSITION             PERIOD    SALARY($)   BONUS($)  SATION($)  SAR'S (#)  AWARD(S)($)  PAYOUTS($)  SATION($)
       --------             ------    --------    --------  --------   --------   ----------   ---------   --------
 Michael J. Brown........     1997    100,000        $0        $0         ---         ---         ---         ---
  Chief Executive Officer     1996    100,000        $0        $0      1,149,890      ---         ---         ---


Jeffrey B. Newman........     1997    133,333        $0        $0       17,500        ---         ---         ---
  Vice President and          1996      ---          $0        $0       52,500        ---         ---         ---
  General Counsel


OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning Options granted to the Named Executive Officers of the Company during the year ended December 31, 1997.

                               INDIVIDUAL GRANTS


                                           % OF TOTAL
                                            OPTIONS                                 POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      GRANTED                                    ASSUMED ANNUAL RATES OF
                             SECURITIES        TO                                    STOCK PRICE APPRECIATION FOR
                             UNDERLYING     EMPLOYEES                                       OPTION TERM(1)
                              OPTIONS       IN FISCAL   EXERCISE PRICE   EXPIRATION    ------------------------
       NAME                   GRANTED         YEAR        PER SHARE         DATE          5%($)       10%($)
       ----                   -------         ----        ---------         ----          ----        -----
Michael J. Brown.....            ---           ---           ---            ---           ---         ---

Jeffrey B. Newman....          17,500          5.8%         $13.94     Apr. 22, 2007     153,419     388,793

(1) Potential realizable value is based on the assumption that the shares appreciate at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. Those numbers are calculated based upon the requirements promulgated by the Commission and do not reflect any estimate by the Company of future price increases.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


     The following table sets forth certain information concerning Options exercised by the Named Executive Officers during the year ended December 31, 1997 and Options held by such individuals at December 31, 1997:




                                                       NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-THE-
                                                           UNEXERCISED OPTIONS AT               MONEY OPTIONS AT
                         SHARES                             DECEMBER 31, 1997($)               DECEMBER 31, 1997($)
                       ACQUIRED ON        VALUE             -------------------                -------------------
      NAME              EXERCISE       REALIZED$(1)     EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
      ----             ----------      ------------    -------------   --------------      -----------   -------------
Michael J. Brown....     224,492        2,010,979           926,323          ---             5,196,672         ---

Jeffrey B. Newman...       ---             ---               10,500         42,000              58,905       235,620

(1) Based on the difference between the exercise price of the Options and the fair market value of the Common Stock on March 7, 1997 and December 1, 1997, which are the dates the Options were exercised.

COMPENSATION OF DIRECTORS

     The Company historically has not paid fees to its directors for attendance at meetings. Effective January 1, 1998, the Company pays each director a fee of $2,000 for each board meeting attended, a fee of $1,000 for each committee meeting attended, and a fee of $250 for participation in a telephonic meeting. In addition, each Director will receive options to purchase 1,000 shares of stock in accordance with the Company's Stock Option Plan. The Company also reimburses directors for out-of-pocket expenses incurred in connection with the directors' attendance at meetings. Andrzej Olechowski is paid $4,000 for serving as a member of the Company's Advisory Board.

EMPLOYMENT AGREEMENTS

     Mr. Brown serves as the Chief Executive Officer, President and Chairman of the Board of the Company pursuant to an employment agreement dated December 17, 1996. Under the terms of his agreement, Mr. Brown is entitled to an annual salary of $100,000, subject to annual review and adjustments by the Board of Directors, and is reimbursed for all reasonable and proper business expenses incurred by him in the performance of his duties under the agreement. The terms of the agreement also provide that Mr. Brown will be entitled to fringe benefits and perquisites comparable to those provided to any or all of the Company's senior officers. The term of the agreement expires in December 1999. The term of the agreement, however, will be automatically extended on the same terms and conditions for successive periods of one year each unless declined by either party for any reason. In the event that Mr. Brown's employment with the Company is terminated by the Company for Cause (as defined in the agreement), or if Mr. Brown voluntarily terminates employment with the Company, he will be entitled to receive all compensation, benefits and reimbursable expenses accrued as of the date of such termination. In the event that Mr. Brown's employment with the Company is terminated by reason of death or Disability (as defined in the agreement), he (or his designated beneficiary) will be paid his annual salary at the rate then in effect for an additional one-year period. The agreement also contains certain non-competition, non-solicitation and non-disclosure covenants.

     The Company has also entered into employment agreements with Messrs. Henry, Depenbusch, Newman and Colwill, all of which expire in December 1999. The terms of these employment agreements are substantially similar to those contained in Mr. Brown's employment agreement.

BENEFIT PLANS

     The Company provides insurance benefits to its officers and other employees, including health, dental, and life insurance, subject to certain deductibles and copayments by employees.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, to the Company's knowledge, the beneficial ownership of Common Stock as of February 15, 1998 by (i) each person or entity beneficially owning more than 5% of the shares of the Company's Common Stock,
(ii) each director and executive officer, and (iii) all directors and executive officers as a group.


                                                               BENEFICIAL OWNERSHIP
                                                               --------------------

                                                           NUMBER OF       PERCENTAGE OF
STOCKHOLDER                                                SHARES(1)       OUTSTANDING(1)
-----------                                                ---------       -------------
Directors and Named Executive Officers
   Michael J. Brown(2)................................     3,063,202           20.2%
   Daniel R. Henry(3).................................       759,619            5.0%
   Jeffrey B. Newman(4)...............................        14,000             *
   Bruce S. Colwill...................................        16,058             *
   Dennis H. Depenbusch...............................       289,905            1.9%
   Steven J. Buckley(5)...............................         1,000             *
   Nicholas B. Callinan(6)............................         5,898             *
   Thomas A. McDonnell(7).............................           ---             *
   Andrzej Olechowski(8)..............................         1,400             *
   Eriberto R. Scocimara(9)...........................           ---             *

All directors and executive officers as a group (8
 persons).............................................     4,151,082           27.5%
Five Percent Holders
   DST Systems, Inc.(7)...............................     1,178,797            7.8%
      333 West 11th Street
      Kansas City, Missouri 64105-1594
   Hungarian-American Enterprise Fund(9)..............       798,702            5.3%
      1 East Putman Avenue
      Greenwich, Connecticut 06830
   Poland Investment Fund L.P.(6)(10).................       737,268            4.9%
      Corporation Trust Center
      1209 Orange Street
      Wilmington, Delaware  19801
   Advent Partners L.P.(6)(10)........................        29,491             *
      101 Federal Street
      Boston, Massachusetts  02110
   Advent Private Equity Fund - Central Europe L.P. (6)(10)  707,777            4.7%
      123 Buckingham Palace Road
      London SW1 9SL UK

   Hungarian Private Equity Fund L.P. (6)(10)........       294,910            1.9%
      101 Federal Street
      Boston, Massachusetts  02110
   Poland Partners L.P.(5)............................     1,769,446           11.7%
      c/o Corporation Trust Company
      1209 Orange Street
      Wilmington, Delaware 19801

* The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding Shares.
(1) Calculations of percentage of beneficial ownership assumes the exercise by only the respective named stockholder of all options for the purchase of shares of Common Stock held by such stockholder which are exercisable within 60 days of February 15, 1998.
(2) Includes an aggregate of 926,323 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(3) Includes an aggregate of 689,619 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(4) Includes an aggregate of 14,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(5) Steven Buckley is also the President of Poland Partners L.P.
(6) Mr. Callinan's shares are held indirectly through his interest in Advent Partners L.P. Mr. Callinan is also Senior Vice President and Managing Director for Central and Eastern Europe of Advent International Corporation.
(7) Thomas A. McDonnell is also the President of DST Systems, Inc.
(8) Includes an aggregate of 1,400 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(9) Eriberto R. Scocimara is also the President and Chief Executive Officer of the Hungarian-American Enterprise Fund.
(10) These entities are affiliated through Advent International Corporation of which Mr. Callinan is Senior Vice President and Managing Director for Central and Eastern Europe. Such entities own in the aggregate 1,769,446 shares, which constitute approximately 11.7% of the outstanding shares.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FINANCINGS

  Between June 22, 1994 and the present, the Company and its existing shareholders engaged in several transactions to provide the Company (including its predecessors and operating subsidiaries) with necessary financing. These transactions are summarized below. For the convenience of the reader all amounts of capital contributions made in Hungarian forints have been translated into U.S. dollars at the official middle rate established by the National Bank of Hungary on the date such capital contributions were made and all amounts of capital contributions made in Polish zlotys have been translated into U.S. dollars at the exchange rate quoted by the National Bank of Poland at noon on the date such capital contributions were made.

  Formation of the Company.   Bank Access 24 Kft. ("Bank 24"), the predecessor
of the Hungarian operating subsidiary of the Company, was established on June 22, 1994 by Michael Brown and Daniel Henry, both of whom are Directors of the Company. Mr. Brown received a 90% equity interest in Bank 24 in consideration for a contribution of $9,000 and Mr. Henry received a 10% interest in consideration of a contribution of $1,000.

  Original Joint Venture Agreement. On July 19, 1994 a Joint Venture Agreement (the "Original JVA") was entered into by Mr. Brown and DST Systems, Inc., Euroventures (Hungary) B.V. ("Euroventures"), Mark Callegari, Larry Maddox and Lawrence Schwartz. The Original JVA provided that the parties to the Original JVA would contribute capital to Bank 24 in exchange for ownership interests in Bank 24 in the following amounts:


                             CAPITAL      PERCENTAGE
                           ------------   ----------
      SHAREHOLDER          CONTRIBUTION   OWNERSHIP
------------------------   ------------   ----------

  Michael Brown.........    $  990,000      42.74%
  DST Systems, Inc......    $1,000,000      34.72%
  Euroventures..........    $  300,000      10.42%
  Mark Callegari........    $  200,000       6.93%
  Lawrence Schwartz.....    $   50,000       1.74%
  Larry Maddox..........    $  100,000       3.74%


  Pursuant to the Original JVA, Mr. Henry transferred his 10% interest in Bank 24 to Mr. Brown for a purchase price equal to $1,000. At the time of the Original JVA, Mr. Brown was granted an additional 8% equity interest in Bank 24 at no cost.

  Capital Increase and Amendment of Original JVA. On February 20, 1995, the Original JVA was amended by an Amended and Restated Joint Venture Agreement (the "Amended JVA") under which a new shareholder, the Hungarian-American Enterprise Fund ("HAEF"), and Euroventures agreed to purchase from a third party 100% of the equity interests in SatComNet Kft., which is now a subsidiary of the Company ("SatComNet"). HAEF acquired an 89% interest in SatComNet for a purchase price of $439,000 and Euroventures purchased an 11% interest in SatComNet for $52,000. Under the Amended JVA, HAEF also agreed to contribute $611,000 to Bank 24, Euroventures agreed to contribute $148,000 and a new shareholder, Hi-Care Trade and Development Company ("Hi-Care") agreed to contribute $197,000.

  The shareholders of SatComNet and Bank 24 exchanged their interests held in such companies to create identical ownership of the two companies, as follows:


                            PERCENTAGE
                            ----------
      SHAREHOLDER           OWNERSHIP
----------------------      ----------

  Michael Brown.......        30.29%
  DST Systems, Inc....        22.49%
  HAEF................        23.61%
  Euroventures........        11.24%
  Hi-Care.............         4.50%
  Mark Callegari......         4.50%
  Larry Maddox........         2.25%
  Lawrence Schwartz...         1.12%
                            --------
     Total............       100.00%
                            ========

  Bank 24 was then transformed into an "Rt.", a different form of Hungarian corporate entity.

  Under the Amended JVA, Mr. Henry was granted an option to purchase up to 6% of the shares of each of Bank 24 and SatComNet for a total purchase price of $246,000.

  Hi-Care entered into a lease with Bank 24 effective as of September 10, 1994 for the Company's current offices in Budapest. The entire amount contributed to the capital of Bank 24 by Hi-Care under the Amended JVA was immediately paid out to Hi-Care as a payment under such lease.

  Loans from Mr. Michael J. Brown.   Mr. Brown established the Company's Polish
operating subsidiary, Bankomat 24/Euronet Sp. z o.o. ("Bankomat"), on August
8, 1995. Upon its formation, Mr. Brown contributed $2,000 to Bankomat and was the sole interest holder of Bankomat. A capital increase in the amount of $61,000 was made on December 7, 1995. On August 31, 1995, Mr. Brown agreed to make revolving loans in the amount $125,000 to Bankomat at a rate of interest of 10% per year. The amount of such loans was increased to $195,000 as of May 21, 1996. As of December 31, 1996, $262,000 was outstanding under such loans and other loans made by Mr. Brown to the Company consisting of $67,000 in loans at an interest rate of 10% relating to the establishment of Bankomat. Such loans were repaid in 1997 by application of the proceeds of the Company's 1997 equity offering.

  Formation of Euronet Holding N.V.   On February 15, 1996 the shareholders in
Bank 24 and SatComNet and Hi-Care (the "Original Investors") terminated the Amended JVA and entered into a shareholders' agreement dated February 15, 1996, as amended October 14, 1996 (the "Shareholders' Agreement") reorganizing the ownership of Bank 24, SatComNet and Bankomat. Under the Shareholders' Agreement, the Original Investors contributed all of their shares and interests in Bank 24, SatComNet and Bankomat to Euronet Holding N.V., which was established on March 27, 1996 as a holding company. In addition, four new shareholders made cash contributions to the capital of Euronet Holding N.V in exchange for preferred stock of Euronet Holding N.V., as follows:


                                                    NUMBER OF SHARES
                                                    -----------------
                                   CONTRIBUTION     OF PREFERRED STOCK
                                   ------------     ------------------
        NEW SHAREHOLDERS            COMMITMENT    OF EURONET HOLDING N.V.
--------------------------------   ------------   -----------------------

Advent Private Equity Fund CELP..   $1,250,000            875,000
Hungarian Private Equity Fund....   $  500,000            350,000
Poland Investment Fund...........   $1,250,000            875,000
Poland Partners L.P..............   $3,000,000          2,100,000



  Concurrently with these transactions, Euroventures purchased the shares and interests of Hi-Care in Bank 24 and SatComNet.

  The Shareholders' Agreement provided that the Original Investors and management of Euronet Holding N.V. would be granted certain awards of preferred shares, and in the case of Mr. Brown, Common Shares, of Euronet Holding N.V. in consideration of the payment of the par value ($0.02) of such shares if certain goals ("Milestones") were attained by the Company (the "Milestone Awards"). Specifically, the following Original Investors were to receive the following amounts of preferred shares or Common Shares of Euronet Holding N.V.:



   ORIGINAL INVESTOR OR       NUMBER OF SHARES
   --------------------       ----------------
    MANAGEMENT MEMBER          TO BE AWARDED
    -----------------          -------------

Michael Brown...............   up to 1,117,620
DST Systems, Inc............     up to 258,300
HAEF........................     up to 271,110
Euroventures................     up to 180,810
Mark Callegari..............      up to 51,597
Larry Maddox................      up to 25,802
Lawrence Schwartz...........      up to 12,901
Daniel Henry................     up to 593,670


  Pursuant to the Shareholders' Agreement, Euronet Holding N.V. was entitled to call a "standby round" of investment from DST Systems, Inc., Poland Partners L.P., Hungarian Private Equity Fund and the Advent Private Equity Fund CELP of up to $3,000,000 in the aggregate from such shareholders at a per share price of $2.14 for one tranche and $10.00 per share for a second tranche subject to certain conditions. The first tranche of this standby round was called on November 26, 1996 and 466,669 Series B convertible preferred shares of Euronet Holding N.V. were issued in exchange for $1 million. The Company's right to call the remainder of the standby round commitment terminated on the termination of the Shareholders' Agreement which occurred on March 7, 1997 in connection with the equity offering.

  In addition, the Shareholders' Agreement provided that Mr. Brown would be reimbursed by the shareholders for up to $100,000 for expenses incurred from December 1994 to May 1995, and by the Company for expenses incurred from June 1, 1995 to March 27, 1996 relating to the establishment of Bankomat. On October 11, 1996, Euronet Holding N.V. adopted a revision to its Articles of Association effecting a ten for one stock split.

  On October 14, 1996, the Shareholders' Agreement was amended (the "First Amendment") and the Milestone Award arrangements were modified to provide for two different types of grants:

       (i) Milestone Awards of preferred shares of Euronet Holding N.V. in exchange for payment of par value ($0.02), to all Original Investors except Mr. Brown;

       (ii) Options to purchase Common Shares and preferred stock of Euronet Holding N.V. to Mr. Brown, and options to purchase preferred shares of Euronet Holding N.V. to Mr. Henry, Mr. Depenbusch and certain other employees of the group at a purchase price of $2.14 per share ("Milestone Options"). The number of shares of Euronet Holding N.V. subject to these option arrangements was increased as compared with the amounts that were to be awarded under the Shareholder's Agreement to take into account the fact that consideration was now to be paid for such shares. The following numbers of Milestone Options were granted to directors and officers of the Company:
    Michael Brown (1,149,890 of Common Shares and preferred stock of Euronet Holding N.V.); Daniel Henry (599,340 preferred shares of Euronet Holding N.V.); and Dennis Depenbusch (226,450 preferred shares of Euronet Holding N.V.).

  All Milestone Awards of Common Shares of Euronet Holding N.V. became effective as of the closing of the 1997 equity offering and all Milestone Options became vested upon the closing of the offering, with the exception of 49,819 Options to certain key employees which will vest equally in March of 1998 and 1999. Such options have an exercise price of $2.14 per share.

  The Reorganization.   In December 1996, the Company, shareholders and
optionholders of Euronet Holding N.V. entered into an Exchange Agreement pursuant to which (i) 10,296,076 shares of Common Stock were to be issued to the shareholders of Euronet Holding N.V. in exchange for all of the Common Shares of Euronet Holding N.V., (ii) options to acquire 3,113,355 shares of Common Stock were to be granted to the holders of options to acquire 3,113,355 Common Shares of Euronet Holding N.V. in exchange for all of such options and (iii) awards with respect to 800,520 shares of Common Stock were to be issued to the holders of awards with respect to 800,520 preferred shares of Euronet Holding N.V. in exchange for all such awards. The exchange became effective as of March 6, 1997, the date of the execution of the underwriting agreement in connection with the Company's 1997 equity offering.

  GE Capital Investment.   On January 31, 1997, the Company signed a
subscription agreement (the "Subscription Agreement") with General Electric Capital Corporation ("GE Capital") pursuant to which GE Capital agreed to subscribe for preferred stock of Euronet Holding N.V. for an aggregate purchase price of $3 million which entitled GE Capital to receive 710,507 shares of Common Stock of the Company in connection with the Reorganization, resulting in a per share purchase price of $4.22. Under a "claw back" option, the Company retained the right to repurchase up to 292,607 of such shares for nominal consideration in the event of a public or private offering of the Company's Common Stock, if the Company was attributed a valuation that is higher than that used for purposes of the Subscription Agreement, including the 1997 equity offering. The conditions for the exercise of this option were met and the Company exercised this option on June 16, 1997. The Company repurchased all 292,607 shares from GE Capital for a price of approximately $4,000. These shares are currently held in treasury.

  The Subscription Agreement also included certain reciprocal rights of the parties to act as preferred providers of services to each other in Poland, Hungary, the Czech Republic, Germany and Austria. In particular, the Company is a preferred provider of outsourced ATM services to certain banks affiliated with GE Capital and GE Capital is a preferred provider of equipment financing and satellite telecommunications to the Company.

  Initial Public Offering.   On March 7, 1997, the Company completed an initial
public offering of its Common Shares. The following transactions occurred in connection with the offering:

     (i)   the Reorganization became effective;

     (ii)  the Shareholders' Agreement was terminated;

     (iii) Michael Brown exercised Milestone Options to purchase 149,492 shares and sold them in the offering together with 205,023 shares which he held directly prior to the offering, resulting in total net proceeds to him of approximately $4,226,000.

     (iv) Daniel Henry exercised Milestone and certain incentive options to purchase 103,985 shares of the Company's stock and sold them in the offering, resulting in net proceeds to him of approximately $1,174,000.

     (v) Dennis Depenbusch exercised Milestone and certain incentive options to purchase 51,345 shares of the Company's stock and sold them in the offering, resulting in net proceeds to him of approximately $569,000.

     (vi) all of the shareholders of the Company as of March 6, 1997 except DST Systems, Inc. sold 25% of the shares held as of that time, including the following shareholders who held over 10% of the shares prior to the offering:
  Michael J. Brown; HAEF, which sold 350,753 shares for total net proceeds of approximately $4,493,000; and Poland Partners which sold 525,000 shares for total net proceeds of approximately $6,733,000.

     (vii) the Company issued and sold in the offering a total of 3,833,650 shares, including 795,000 shares which were purchased by the underwriters pursuant to their over-allotment option. Total net proceeds to the Company in the offering were approximately $47,857,000.

  ATM Purchase Option.   On March 10, 1995, Bank 24 entered into a Master Rental
Agreement with HFT Corporation (''HFT'') pursuant to which HFT agreed to lease ATM machines to Bank 24 pursuant to operating leases which are treated, for U.S. GAAP purposes only, as capital leases. On the same date, HFT granted an option to purchase the ATM machines which were the subject of this Master Rental Agreement to Windham Technologies, a company controlled by Michael Brown and Mark Callegari. On March 25, 1995, Windham Technologies executed a unilateral undertaking (the ''Undertaking'') to sell such machines to Bank 24 for a purchase price which was equal to the price paid by Windham, plus incidental expenses. All ATMs operated by the Company are subject to this arrangement. The Company intends to restructure these arrangements as capital leases under Hungarian law and has recorded an accrual in its financial statements in this respect.

  Windham Technologies Inc.   Windham Technologies Inc. (''Windham'') holds the
option to purchase certain ATMs at the end of the lease term. Windham is jointly owned by two shareholders of Euronet Holding N.V. Windham has signed an undertaking to contribute these assets to Euronet Holding N.V. at the end of the lease at a bargain purchase price of $1 plus incidental expenses.

  In addition, payments of $94,000, $425,000, $320,000 and $66,000 have been made for the years ended December 31, 1997, 1996 and 1995, for the period from June 22, 1994 (inception) through December 31, 1994, respectively, to Windham. These payments cover the services and related expenses of consultants seconded by Windham to Euronet Holding N.V. These services include AS400 computer expertise, bank marketing and management support.

  Certain directors or officers and their affiliates have rights to require the Company to file a registration statement covering the public sale by such persons of the shares of Common Stock owned by them, and to pay all of the costs and expenses associated therewith, other than underwriting discounts and fees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EURONET SERVICES INC.

Date:  April 29, 1998         /s/ Daniel R. Henry
                              -------------------------
                              Daniel R. Henry


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                         Date
/s/ Michael J. Brown          Chairman  of the  Board  of  Directors,       April 29, 1998
-------------------------     Chief  Executive  Officer and President
Michael J. Brown              (principal executive officer)



/s/ Daniel R. Henry           Director and Chief Operating Officer          April 29, 1998
-------------------------
Daniel R. Henry


/s/ Steven J. Buckley         Director                                      April 29, 1998
-------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara     Director                                      April 29, 1998
-------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski        Director                                      April 29, 1998
-------------------------
Andrzej Olechowski


/s/ Thomas A. McDonnell       Director                                      April 29, 1998
-------------------------
Thomas A. McDonnell


Signature                     Title                                          Date


/s/ Nicholas B. Callinan      Director                                      April 29, 1998
-------------------------
Nicholas B. Callinan


/s/ Bruce Colwill             Chief Financial Officer and Chief             April 29, 1998
-------------------------     Accounting Officer (principal financial
Bruce Colwill                 officer and principal accounting
                              officer)