Form 10-Q
period 1998-03-31
EURONET SERVICES INC
filed 1998-05-15
CIK 1029199

  ____________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



  ____________________________________________________________________________

                                   FORM 10-Q

  ____________________________________________________________________________



          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                       OR



        [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



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


                               011-36-1-224-1000
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]          NO  [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at April 30, 1998 15,136,661 common shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

These interim consolidated financial statements do not include all disclosure normally provided in annual financial statements. In management's opinion, the unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

                             EURONET SERVICES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   MARCH 31,  1998  DECEMBER  31, 1997
                                                                   ---------------  ------------------
Assets                                                               (unaudited)
Current assets:
  Cash and cash equivalents......................................           11,703              7,516
  Restricted cash................................................            1,168                847
  Trade accounts receivable......................................              745                647
  Investment securities..........................................           21,825             31,944
  Prepaid expenses and other current assets......................            2,116              1,857
                                                                           -------            -------
     Total current assets........................................           37,557             42,811
Property, plant and equipment, net...............................           25,237             24,088
Loans receivable, excluding current portion......................               18                 21
Deposits for ATM  leases.........................................            2,549              2,542
Deferred income taxes............................................              571                571
                                                                           -------            -------
     Total assets................................................          $65,932            $70,033
                                                                           =======            =======
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable.........................................            4,149              4,420
  Short term borrowings..........................................              198                158
  Current installments of capital leases obligations.............            3,849              3,140
  Accrued expenses ..............................................            1,187              1,597
                                                                           -------            -------
     Total current liabilities...................................            9,383              9,315
Obligations under capital leases, excluding
     current installments........................................           10,575             11,330
Other long-term liabilities......................................                -                169
                                                                           -------            -------
     Total liabilities...........................................           19,958             20,814
Stockholders' equity:
Common stock, $0.02 par value; 30,000,000 shares
     authorized; issued and outstanding 15,136,661 shares in
      1998 and 15,133,321 shares in 1997.........................              304                304
  Treasury stock.................................................               (4)                (4)
  Additional paid in capital.....................................           63,385             63,358
  Subscription receivable........................................             (253)              (253)
  Accumulated losses.............................................          (18,617)           (14,970)
  Restricted reserve.............................................              784                784
  Cumulative Translation adjustment..............................              375                  -
                                                                           -------            -------
     Total stockholders' equity..................................           45,974             49,219
                                                                           -------            -------
     Total liabilities and stockholders' equity..................          $65,932            $70,033
                                                                           =======            =======



     See accompanying notes to condensed consolidated financial statements.

                             EURONET SERVICES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)





                                                             THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------
                                                                1998             1997
                                                             ----------        ---------
Revenues.................................................         2,001              795
Operating expenses:
  ATM operating costs....................................         2,472              688
  Other operating costs..................................         3,181            1,012
                                                              ----------       ---------
  Operating loss.........................................        (3,652)            (905)
Other income (expenses)..................................             5              (36)
                                                              ----------       ---------
Loss before income taxes.................................        (3,647)            (941)
Deferred income tax benefit..............................             -              126
  Net loss...............................................        (3,647)            (815)
Other comprehensive income
Cumulative translation adjustment........................           375                -
                                                              ----------       ---------
Comprehensive Loss.......................................       $(3,272)           $(815)
                                                                =======            =====

Loss per share - basic and diluted (Note 3)                      $(0.24)          $(0.18)
Average shares outstanding (Note 3)......................    15,133,507        4,422,811


     See accompanying notes to condensed consolidated financial statements.

                             EURONET SERVICES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                       1998                1997
                                                                   ------------        ------------

Cash flows from operating activities:
  Net loss.......................................................         (3,647)              (815)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Share  compensation expense.................................             27                 19
     Depreciation and amortization of property, plant and
      equipment..................................................            936                305
     Loss on disposal of fixed assets............................              6                  -
     Deferred income taxes.......................................              -               (126)
     Increase in restricted cash.................................           (306)              (322)
     (Increase)/decrease  in deposits for ATM leases.............             (7)               166
     Increase in trade accounts receivable.......................           (152)               (56)
     Increase in prepaid expenses and other current assets.......           (287)              (501)
     Decrease/(increase) in trade accounts payable...............           (180)               396
Decrease/(increase) in accrued expenses and other
       long-term liabilities.....................................           (566)               191
                                                                         -------            -------
     Net cash used in operating activities.......................         (4,176)              (743)
Cash flows from investing activities:
  Fixed asset purchases..........................................         (1,254)              (368)
  Proceeds from sale of fixed assets.............................             60                  -
  Purchase of investment securities..............................              -             (6,750)
  Proceeds from maturity of investment securities................         10,119                  -
  Net decrease in loan receivable................................              3                  3
                                                                         -------            -------
    Net cash provided by/(used in) investing activities..........          8,928             (7,115)
 Cash flows from financing activities:
  Proceeds from issuance of shares and other capital
   contributions.................................................              -             51,356
  Repayment of obligations under capital leases..................           (648)              (247)
  (Repayment of)/proceeds from bank borrowings...................             40                (12)
                                                                         -------            -------
    Net cash provided by/(used in) financing activities..........           (608)            51,097
                                                                         -------            -------
Effects of exchange rate differences on cash.....................             43                  -
                                                                         -------            -------
Net increase in cash and cash equivalents........................          4,187             43,239
Cash and cash equivalents at beginning of period.................          7,516              2,541
                                                                         -------            -------
Cash and cash equivalents at end of period.......................         11,703             45,780
                                                                         =======            =======

     See accompanying notes to condensed consolidated financial statements.

                             EURONET SERVICES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1998 and the results of its operations, and cash flows for the three month periods ended March 31, 1998 and 1997.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1997, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see
Note 2 to the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

The Company adopted during the three months ended March 31, 1998 Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires the reporting and display of comprehensive loss, which is composed of net loss and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net loss and reflected as a component of equity; such as currency translation adjustment. The adoption of SFAS 130 had no effect on the presentation of prior year statement of operations.

NOTE 3 -- NET LOSS PER SHARE - BASIC AND DILUTIVE

Loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options outstanding) is antidilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options outstanding.

NOTE 4 -- INITIAL PUBLIC OFFERING OF COMMON STOCK

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

NOTE 5 -- STOCKHOLDERS' EQUITY

Effective March 5, 1997, the Company changed the stated par value of all common and preferred shares of Euronet Holding N.V. from $0.10 to $0.14. Euronet Holding N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value and the stock split was retroactively taken into account for common and preferred shares of Euronet Holding N.V. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet Holding N.V. converted all of such preferred shares into common shares of Euronet Holding N.V. (the "Reorganization").

Pursuant to an Exchange Agreement which became effective on March 6, 1997, entered into between Euronet Services Inc. and the shareholders and option holders of Euronet Holding N.V., 10,296,076 shares of common stock in Euronet Services Inc. were issued to the shareholders of Euronet Holding N.V. in exchange for all the common shares of Euronet Holding N.V. In addition, options to acquire 3,113,355 shares of common stock of Euronet Services Inc. were issued to the holders of options to acquire 3,113,355 common shares of Euronet Holding N.V. and awards with respect to 800,520 shares of common stock of Euronet Services Inc. were issued to the holders of awards with respect to 800,520 preferred shares of Euronet Holding N.V. in exchange for all such awards.

On January 31, 1997, the Company signed a Subscription Agreement with General Electric Capital Corporation ("GE Capital") under which GE Capital purchased preferred stock of Euronet Holding N.V. for an aggregate purchase price of $3 million which entitled GE Capital to receive 710,507 shares of common stock of Euronet Services Inc. in connection with the Reorganization. Pursuant to the "claw back" option of the Subscription Agreement, on June 16, 1997, the Company repurchased 292,607 of such shares of Euronet Services Inc. at the original par value.

NOTE 6 -- PROPOSED PUBLIC OFFERING OF SENIOR DISCOUNT NOTES DUE 2006

On March 20, 1998 the Company filed a Registration Statement on Form S - 1 with the Securities and Exchange Commission for the Public Offering of $100,000,000 of Senior Discount Notes Due 2006.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company was formed and established its first office in Budapest (Hungary) in June 1994. In May 1995, the Company opened its second office, in Warsaw (Poland). During 1997, the Company also opened offices in Berlin (Germany), Zagreb (Croatia), Prague (the Czech Republic), Paris (France) and Bucharest (Romania). To date, Euronet has devoted substantially all of its resources to establishing its ATM network through the acquisition and installation of ATMs and computers and software for its transaction processing center and through the marketing of its services to local banks as well as International Card Organizations. Euronet installed its first ATM in Hungary in June 1995, and at the end of 1995, the Company had 53 ATMs installed. An additional 113 ATMs were installed during 1996 in Hungary and Poland and as of December 31, 1996, the Company's ATM network consisted of 166 ATMs. During 1997, the Company installed 527 ATMs, consisting of 469 in Hungary and Poland and 58 in Germany and Croatia. During the first three months of 1998, a further 105 ATMs were added to the network consisting of 56 in Hungary and Poland and 41 in Germany and Croatia. In addition, 8 ATMs were installed in the Czech Republic.

As of March 31, 1998, the Company employed 194 employees consisting of 87 people in Hungary, 73 in Poland, 11 in Croatia, 10 in Germany, 7 in the Czech Republic, 4 in Romania and 2 in France.

In 1997, 99% of the Company's revenues were generated in Hungary and Poland. For the first three months ended March 31, 1998, 92% of the Company's revenue had been generated in Hungary and Poland, and 8% in Germany and Croatia. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

In January 1998, Orszages es Takarek Pentzar Bank ("OTP"), the Hungarian National Savings Bank, notified the Company that it was terminating its contract with the Company effective as of July 27, 1998. OTP advised the Company that it terminated the contract since it desired to promote the use of its own ATM network. OTP also indicated that the Company selected ATM sites which OTP believed to be in competition with OTP ATM sites and that the Company failed to provide OTP with certain transaction reports on a timely basis. It should be noted that the reporting failure had been corrected more than two months prior to OTP's notice of termination. As a result of this termination, the Company will not have a direct connection with OTP and will not be able to accept OTP proprietary bank cards, and OTP will no longer act as the Company's EUROPAY sponsor in Hungary. The Company is negotiating a new EUROPAY sponsorship arrangement with another bank to replace OTP as its EUROPAY sponsor, and subject to final execution and implementation of that agreement, the Company will still be able to accept all OTP issued VISA and EUROPAY cards through its VISA and EUROPAY gateways. The Company's contract with OTP represented approximately 51% of its consolidated revenues for the year ended December 31, 1997 and approximately 26% for the three months ended March 31, 1998. The financial impact of the OTP contract termination is difficult to assess. The Company believes that such impact may be mitigated in part because (i) the Company believes that VISA and EUROPAY cards represent over 95% of the cards issued by OTP and (ii) the Company receives a higher fee for transactions processed through its VISA and EUROPAY gateway(s) than for OTP proprietary bank cards. However, the Company believes that some of OTP's cardholders will be dissuaded from patronizing the Company's ATMs due to the higher fees passed through to customers for transactions processed through the VISA and EUROPAY connection.

The Company has derived substantially all of its revenues from ATM transaction fees since inception. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for a substantial majority of its revenues for the foreseeable future. The Company's existing contracts with banks and International Card Organizations provide for reduced transaction fees with increases in transaction volume. As the Company's transaction levels continue to increase, the average fee it receives per transaction will decrease. However, the Company expects that because the decrease in transaction fees is tied to an increase in transactional volume, the overall revenues of the Company should increase despite the fee discounts. However, the Company expects that transaction levels may be negatively impacted if all or a large part of the transaction fees are passed on to cardholders by client banks.

The transaction volumes processed on an ATM in any given market are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at the location. The Company's experience has been that the number of transactions on a newly-installed ATM is initially very low and takes approximately three to six months after installation to achieve average transaction volumes for that market. Accordingly, the average number of transactions, and thus revenues, per ATM is expected to increase as the percentage of ATMs operating in the Company's network for over six months increases.

The Company recently began to sell advertising on its network by putting clients' advertisements on its ATMs and on transaction receipts. In addition, the Company also began to generate revenues during 1997 from ATM network management services that it offers to banks that own proprietary ATM networks. Although the revenues generated to date have been small, the Company believes that revenues from these services will increase in the future.

The Company has had substantial increases in the level of operations, including ATMs operated and total personnel in 1995, 1996, 1997 and the first three months of 1998. In addition, the Company was in the development stage until June 1995 when it began operations in Hungary. As a result, a comparison of the Company's results of operations between such periods is not necessarily meaningful.

The Company's expenses consist of ATM operating expenses and other operating expenses. ATM operating expenses are generally variable in nature and consist primarily of ATM site rentals, depreciation of ATMs, ATM installation costs, maintenance, telecommunications, insurance, and cash delivery and security services to ATMs. ATM operating expenses will necessarily increase as the Company's network expands. Other operating expenses consist of items such as salaries, professional fees, communication and travel-related expenditures. While these expenditures are anticipated to increase with the Company's expansion into new markets and the introduction of new products, other operating expenses are expected to decrease as a percentage of total revenues.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues. Total revenues increased to $2,001,000 for the three months ended March 31, 1998 from $795,000 for the three months ended March 31, 1997. The increase was due primarily to the significant increase in transaction fees resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during the first quarter of 1998. The Company had 798 ATMs in operation as of March 31, 1998 compared with 227 ATMs as of March 31, 1997. Transaction fee revenue represented approximately 94% of total revenues for the three months ended March 31, 1998, and 89% for the three months ended March 31, 1997.

Transaction fees charged by the Company vary for the three types of transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Approximately 95% of transaction fees for the three months ended March 31, 1998 compared to 78% for the three months ended March 31, 1997, were attributable to cash withdrawals. The remaining transactions were attributable to balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other two types of transactions are generally substantially less.

Other revenues were $125,000 for the three months ended March 31, 1998 compared to $86,000 for the three months ended March 31, 1997. Other revenue consisted primarily of advertising revenue. The increase results from the increase in the number of ATMs operated by the Company.

Operating expenses. Total operating expenses for the three months ended March 31, 1998 were $5,653,000 compared to $1,700,000 for the three months ended March 31, 1997. This increase was due primarily to costs associated with the expansion of the Company's operations and an increase in the number of ATMs installed.

ATM operating costs, which consist primarily of ATM site rentals, depreciation of ATMs and costs associated with maintaining and providing telecommunications and cash delivery services to ATMs increased to $2,472,000 for the three months ended March 31, 1998 from $688,000 for the three months ended March 31, 1997 as a result of the increase in the number of ATMs installed.

ATM operating costs, as a percentage of revenue, increased to 124% for the three months ended March 31, 1998 from 87% for the three months ended March 31, 1997. This increase in ATM operating costs as a percentage of revenue is due primarily to the increase in the ATM network in the previous six months. Approximately 240 ATMs of the current 798 ATMs, or 30%, have been installed in the last six months. During the initial six months of operation each ATM installed incurs full ATM costs while transaction levels are below each market's average. The high percentage of ATMs in the network that have been installed for less than six months has resulted in a larger increase in ATM operating costs than corresponding revenues.

Professional fees for the three months ended March 31, 1998 were $348,000 compared to $104,000 for the three months ended March 31, 1997. The fees, primarily legal, increased due to expansion into new markets.

Salaries increased to $1,717,000 for the three months ended March 31, 1998 from $580,000 for the three months ended March 31, 1997 as a result of the increase in the number of employees from 81 as of March 31, 1997 to 194 as of March 31, 1998.

Communication, Rent and Utilities, and Travel related costs were $764,000 for the three months ended March 31, 1998 compared to $215,000 for the three months ended March 31, 1997. The increase relates to the expansion of the Company's operations, as previously discussed.

For the three months ended March 31, 1998 the Company had a foreign exchange gain of $174,000 compared with $169,000 for the three months ended March 31, 1997. Exchange gains and losses that result from remeasurement of assets and liabilities are recorded in determining net loss. A substantial portion of the assets and liabilities of the Company are denominated in U.S. dollars, including, for instance, fixed assets, stockholders' equity and capital lease obligations. Additionally, it is the Company's policy to attempt to match local currency receivables and payables. Hence, the amount of unmatched assets and liabilities giving rise to foreign exchange gains and losses is relatively limited, consisting mostly of cash and cash equivalents. The Company has invested in German mark denominated government securities as a hedge against certain German mark denominated lease obligations. From January 1, 1998 the functional currency in Poland is the Polish Zloty replacing the US dollar.

Other operating expenses, which include marketing, depreciation of non-ATM related assets, and insurance, were $383,000 for the three months ended March 31, 1998 compared to $188,000 for the three months ended March 31, 1997. This increase is in line with the expansion of the Company's operations into new and existing markets.

Other income/expense. Interest income was $461,000 for the three months ended March 31, 1998 compared to $75,000 for the three months ended March 31, 1997. The increase in 1998 was the result of the investments made by the Company in U.S. State and Municipal obligations, corporate debentures, U.S. Federal Agency and foreign government obligations using the proceeds from the 1997 equity offering. The amount held under such investments at March 31, 1998 was $21,825,000 compared to $6,944,000 at March 31, 1997.

Interest expense relating principally to capital leases of ATMs and the Company's computer systems was $456,000 for the three months ended March 31, 1998 compared to $111,000 for the three months ended March 31, 1997. This increase was due primarily to the increase of capital lease obligations outstanding.

Net loss. The Company's net loss was $3,647,000 for the three months ended March 31, 1998 compared to $815,000 for the three months ended March 31, 1997. This increase was as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1997 equity offering, through equipment lease financing and through private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income, have been used to fund aggregate net losses of approximately $21,357,000 and investments in property, plant and equipment. The Company had cash and cash equivalents of $11,703,000 and working capital of $28,174,000 at March 31, 1998. At March 31, 1998, the Company had $1,168,000 of restricted cash held as security with respect to cash provided by banks participating in the Company's ATM network, to cover guarantees to a customer and as deposits with customs officials. The Company expects to continue to generate losses from operating activities and negative cash flow while it concentrates on the expansion of its ATM network business. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to increase. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flow from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service or working capital requirements including its obligation with respect to the Notes (hereinafter defined).

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2002. The leases bear interest between 11% and 15%. As of March 31, 1998, the Company owed $14,424,000 under such capital lease arrangements. The Company anticipates using approximately $10,000,000 to $12,000,000 of the proceeds from the Offering (hereinafter defined) to repay a significant portion of the amounts outstanding under such lease arrangements.

At March 31, 1998, the Company had contractual commitments of approximately $4.0 million. The Company expects that its capital requirements will increase in the future as it pursues its strategy of expanding its network and increasing the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1998 will total approximately $30 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Aggregate capital expenditures for 1998 and 1999 for such purposes are expected to reach approximately $60-70 million in its existing markets which assumes the installation of approximately 2,000 additional ATMs over the next two years in accordance with the Company's current strategy. These requirements contemplate planned expansion in Hungary, Poland, Germany, Croatia, the Czech Republic and certain other European markets. Acquisitions of related businesses in Europe and other markets in furtherance of the Company's strategy may require additional capital expenditures.

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "Offering") on March 20, 1998 in connection with the proposed public offering of USD $100,000,000 (or Deutsche Mark equivalent) of the Company's Senior Discount Notes due 2006 (the "Notes").

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

The Company will have substantial indebtedness after the Offering. As of March 31, 1998, after giving pro forma effect to the Offering and the application of the net proceeds therefrom, the Company's total indebtedness would be approximately $103.3 million, its stockholders' equity would be approximately $46.0 million and the Company's total assets would be approximately $154.8 million.

Balance Sheet Items

Cash and cash equivalents. Cash and cash equivalents has increased to $11,703,000 at March 31, 1998 from $7,516,000 at December 31, 1997 due to the receipt of proceeds from the maturity of investment securities during the period.

Restricted cash: Restricted cash increased to $1,168,000 at March 31, 1998 from $847,000 at December 31, 1997 due to expansion of the Company's operations and consequently an increased requirement for cash in the ATMs.

Investment securities. Investment securities decreased to $21,825,000 at March 31, 1998 from $31,944,000 at December 31, 1997 as the proceeds from maturity of securities were being used to fund operations of the Company.

Property, plant and equipment. Total property, plant and equipment increased from $26,439,000 at December 31, 1997 to $28,524,000 at March 31, 1998. This
increase is due primarily to the installation of 123 ATMs during the first quarter of 1998 and expenditure on computer and software, and office equipment and vehicles for the new operations.

Deposits for ATM leases. Deposits for ATM leases increased from $2,542,000 at December 31, 1997 to $2,549,000 at March 31, 1998. The marginal increase is due to the low number of new leases entered into during the first three months of 1998.

Obligations under capital leases. Obligations under capital leases decreased to $14,424,000 at March 31, 1998 from $14,470,000 at December 31, 1997 as a result of repayments exceeding new leases entered into during the first three months of 1998.

Trade accounts payable. Trade accounts payable decreased from $4,420,000 at December 31, 1997 to $4,149,000 at March 31, 1998. This decrease is due primarily to the more timely settlement of payables in the first quarter.

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

FOREIGN EXCHANGE EXPOSURE

In 1997, 99% of the Company's revenues were generated in Poland and Hungary. For the three months ended March 31, 1998, the comparable figure was 92%, with the remaining 8% being generated in Germany and Croatia. While in Hungary the majority of revenues received are to be U.S. dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However, the majority of these contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures is made in or is denominated in U.S. dollars, the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company anticipates that in the future a substantial portion of the Company's assets, including fixed assets, will be denominated in the local currencies of each market. As a result of continued European economic convergence, including the increased influence of the Deutsche Mark, as opposed to the U.S. dollar, on the Central European currencies, the Company expects that the currencies of the markets where the proceeds from the Offering will be used will fluctuate less against the Deutsche Mark than against the Dollar. Accordingly, the Company believes that the issuance of Deutsche Mark denominated debt will provide, in the medium to long term, for a closer matching of assets and liabilities than a U.S. dollar denominated issuance would.

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


Germany and France have experienced relatively low and stable inflation rates in recent years. Therefore, the local currency in each of these markets is the functional currency. Although Croatia, like Germany and France, has maintained relatively stable inflation and exchange rates, the functional currency of the Croatian company is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition. The Company continually reviews inflation and the functional currency in each of the countries in which it operates.

YEAR 2000 COMPLIANCE

The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center will require certain upgrades which have been ordered and are scheduled for installation by the fourth quarter 1998. Most of the ATMs in the Company's network are not year 2000 compliant, and hardware and software upgrades will be installed under contract with Company's ATM maintenance vendors. According to the Company's current estimates, the cost will be approximately $1,000 per ATM, and the required installation will be finished by the end of 1998. The Company estimates that approximately 560 of its ATMs will require upgrades for year 2000 compliance.

The Company is currently planning a survey of its bank customers concerning the compliance of their back office systems with year 2000 requirements and anticipates launching such survey in the third quarter of 1998. If the Company's bank customers do not bring their card authorization systems into compliance with year 2000 requirements, the Company may be unable to process transactions on cards issued by such banks and may lose revenues from such transactions. This could have a material adverse effect on the Company's revenues. Therefore, the Company will monitor, and may, if required to accelerate the compliance programs of its banks, create consulting capabilities in this respect.

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

SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted this statement for the three months ended March 31, 1998 by providing a statement of operations and comprehensive loss.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has one industry segment but operates in a number of geographical segments. The Company has disclosed separately its two major geographical segments in 1997, being Hungary and Poland, as required by SFAS No.131.

PART II.

OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (A)     EXHIBITS
        (11)    Statement re Computation of Per Share Earnings
        (27)    Financial Data Schedule
        (B)     REPORTS ON FORM 8-K
        There were no reports on Form 8-K filed by the registrant during the quarterly period covered by this Report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 1998
                     /S/ MICHAEL J. BROWN
                     By:

                     /s/ Michael J. Brown
                     Chief Executive Officer



May 15, 1998
                     /S/ BRUCE S. COLWILL
                     By:

                     /s/ Bruce S. Colwill
                     Chief Financial Officer
                     (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------    -----------------------------------------------------------------
    11         Earnings Per Share
    27         Financial Data Schedule