Form 10-Q
period 1998-06-30
EURONET SERVICES INC
filed 1998-08-14
CIK 1029199

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-Q
--------------------------------------------------------------------------------

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE  30, 1998

                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER C00-22167

--------------------------------------------------------------------------------
                             EURONET SERVICES INC.
          (Exact name of the registrant as specified in its charter)

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

                           YES  [X]          NO  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at July 31st, 1998 15,506,060 common shares.

                                    PART I

                         ITEM 1  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                JUNE 30, 1998           DECEMBER 31, 1997
                                                                -------------           -----------------
                                                                 (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.............................               97,289                       7,516
  Restricted cash.......................................                1,694                         847
  Trade accounts receivable.............................                1,233                         647
  Investment securities.................................                8,602                      31,944
  Prepaid expenses and other current assets.............                2,679                       1,857
                                                                -------------           -----------------
    Total current assets................................              111,497                      42,811
Property, plant and equipment, net......................               27,847                      24,088
Deferred financing costs................................                3,294                           -
Deposits for ATM leases.................................                2,542                       2,542
Deferred income taxes...................................                  571                         571
Loans receivable, excluding current portion.............                   21                          21
                                                                -------------           -----------------
    Total assets........................................              145,772                      70,033
                                                                =============           =================
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable................................                5,624                       4,420
  Short term borrowings.................................                  152                         158
  Current installments of capital leases obligations....                4,203                       3,140
  Accrued expenses......................................                1,594                       1,597
                                                                -------------           -----------------
    Total current liabilities...........................               11,573                       9,315
Obligations under capital leases, excluding
    current installments................................                8,938                      11,330
Notes payable (Note 4)..................................               81,479                           -
Other long-term liabilities.............................                    -                         169
                                                                -------------           -----------------
    Total liabilities...................................              101,990                      20,814
Stockholders' equity:
  Common stock, $0.02 par value, 30,000,000 shares
    authorized; issued and outstanding 15,213,453
    shares in 1998 and 15,133,321 shares in 1997........                  306                         304
  Warrants (Note 4).....................................                1,846                           -
  Treasury stock........................................                   (4)                         (4)
  Additional paid in capital............................               63,570                      63,358
  Subscription receivable...............................                  (92)                       (253)
  Accumulated losses....................................              (22,830)                    (14,970)
  Restricted reserve....................................                  784                         784
  Cumulative translation adjustment.....................                  202                           -
                                                                -------------           -----------------
    Total stockholders' equity..........................               43,782                      49,219
                                                                -------------           -----------------
    Total liabilities and stockholders' equity..........              145,772                      70,033
                                                                =============           =================

    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------        ---------------------------
                                                    1998               1997            1998               1997
                                                  --------           --------        --------           --------
Revenues ......................................     2,623              1,061           4,624              1,856
Operating expenses:
   ATM operating costs ........................    (3,015)              (965)         (5,487)            (1,653)
   Other operating costs ......................    (4,282)            (2,070)         (7,521)            (3,251)
                                                  --------           --------        --------           --------
   Operating loss .............................    (4,674)            (1,974)         (8,384)            (3,048)
Other income ..................................     1,154                482           1,673                726
Interest expense ..............................      (693)              (138)         (1,149)              (249)
                                                  --------           --------        --------           --------
Loss before income taxes ......................    (4,213)            (1,630)         (7,860)            (2,571)
Deferred income tax benefit ...................         -                  3               -                129
                                                  --------           --------        --------           --------
   Net loss ...................................    (4,213)            (1,627)         (7,860)            (2,442)

Other comprehensive income:
Cumulative translation adjustment .............      (173)                 -             202                  -
                                                  --------           --------        --------           --------
Comprehensive loss ............................    (4,386)            (1,627)         (7,658)            (2,442)
                                                  ========           ========        ========           ========
Loss per share -- basic and diluted (Note 3) ..     (0.28)             (0.11)          (0.52)             (0.25)


    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Cash flows from operating activities:
  Net loss...........................................    (7,860)        (2,442)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Share compensation expense.......................        54             54
    Depreciation of property, plant and equipment....     2,034            549
    Loss on disposal of fixed assets.................         7              -
    Deferred income taxes............................         -           (129)
    Increase in restricted cash .....................      (847)        (2,697)
    Increase in trade accounts receivable............      (586)          (283)
    Increase in prepaid expenses and other current
     assets..........................................      (714)        (1,002)
    Increase in trade accounts payable...............     1,197          1,808
    Increase in accrued expenses and other
     long-term liabilities...........................        53             73
                                                        --------       --------
      Net cash used in operating activities..........    (6,662)        (4,069)

Cash flows from investing activities:
  Fixed asset purchases..............................    (5,613)        (1,628)
  Proceeds from sale of fixed assets.................       124              -
  Purchase of investment securities..................    (2,765)       (27,617)
  Proceeds from maturity of investment securities....    26,107              -
  Net decrease in loan receivable....................         -             (5)
                                                        --------       --------
      Net cash provided by/(used in) investing
       activities....................................    17,853        (29,250)

Cash flows from financing activities:
  Proceeds from issuance of shares and other
   capital contributions.............................       160         51,936
  Proceeds from issuance of notes payable............    83,100              -
  Costs to obtain loans..............................    (3,294)             -
  Purchase of treasury stock.........................         -             (4)
  Repayment of obligations under capital leases......    (1,617)          (533)
  Repayment of bank borrowings.......................        (6)           (23)
  Repayment of loan from shareholder.................         -           (190)
  Subscription receivable............................       161              -
                                                        --------       --------
      Net cash provided by financing activities......    78,504         51,166
                                                        --------       --------
Effects of exchange rate differences on cash.........        78              -
                                                        --------       --------
Net increase in cash and cash equivalents............    89,773         17,847
Cash and cash equivalents at beginning of period.....     7,516          2,541
                                                        --------       --------
Cash and cash equivalents at end of period...........    97,289         20,388
                                                        ========       ========

    See accompanying notes to condensed consolidated financial statements.

NOTE 1 -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1998 and the results of its operations, and cash flows for the six month periods ended June 30, 1998 and 1997.

        The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1997, including the notes thereto, set forth in the Company's Annual Report on Form 10-K.

        The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

        There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 2 to the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

        The Company adopted during the six months ended June 30, 1998 Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires the reporting and display of comprehensive loss, which is composed of net loss and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net loss and reflected as a component of equity; such as currency translation adjustment. The adoption of SFAS 130 had no effect on the presentation of prior year statement of operations.


NOTE 3 -- NET LOSS PER SHARE - BASIC AND DILUTIVE

        Loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options outstanding) is antidilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options and warrants outstanding.



NOTE 4 --PUBLIC OFFERING OF SENIOR DISCOUNT NOTES DUE 2006

        On June 22, 1998, the Company sold 243,211 Units in a public offering, each consisting of DM 1,000 principal amount at maturity of 12 3/8% Senior Discount Notes (the "Notes") and three warrants (each a "Warrant"), each Warrant initially entitling the holder thereof to purchase 1.05 shares of common stock at an exercise price of $5.00 per share. The Notes and the Warrants are separately transferable. The Notes were issued with an original issue discount. The gross proceeds to the Company was DM 150,000,385 (approximately $83,100,000) representing an issue price of DM 616.75 per DM 1,000 principal amount at maturity. Of this amount, $1,846,000 has been allocated to the Warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were DM145,125,000 (approximately $81,285,000).

        The Notes have a maturity date of July 1, 2006. Cash interest on the Notes will not accrue prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semiannually on January 1 and July 1 of each year. The Notes are recorded net of unamortized discount and any incremental costs associated with the bond offering will be capitalized and amortized over the term of the Notes.

        Pursuant to the Company's Indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries;
(iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company was formed and established its first office in Budapest (Hungary) in June 1994. In May 1995, the Company opened its second office, in Warsaw (Poland). The Company also has operations in Germany, the Czech Republic and Croatia. To date, Euronet has devoted substantially all of its resources to establishing its ATM network through the acquisition and installation of ATMs and computers and software for its transaction processing center and through the marketing of its services to local banks as well as International Card Organizations. Euronet installed its first ATM in Hungary in June 1995, and at the end of 1995, the Company had 53 ATMs installed. An additional 113 ATMs were installed during 1996 in Hungary and Poland and as of December 31, 1996, the Company's ATM network consisted of 166 ATMs. During 1997 the Company installed a further 527 ATMs, consisting of 469 in Hungary and Poland and 58 in Germany and Croatia. During the first six months of 1998, a further 293 ATMs were added to the network consisting of 114 in Hungary and Poland, 160 in Germany and Croatia and 19 in the Czech Republic.

As of June 30, 1998 the Company employed 203 employees across the Company's existing markets.

In 1997, 99% of the Company's revenues were generated in Hungary and Poland. For the six months ended June 30, 1998, 87% of the Company's revenue was generated in Hungary and Poland, and 13% in Germany and Croatia. The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

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


In January 1998, Orszages es Takarek Pentzar Bank ("OTP"), the Hungarian National Savings Bank, notified the Company that it was terminating its contract with Euronet effective as of July 27, 1998. OTP advised the Company that it terminated the contract since it desired to promote the use of its own ATM network. OTP also indicated that the Company selected ATM sites which OTP believed to be in competition with OTP ATM sites and that the Company failed to provide OTP with certain transaction reports on a timely basis. It should be noted that the reporting failure had been corrected more than two months prior to OTP's notice of termination. As a result of this termination, the Company will not have a direct connection with OTP and will not be able to accept OTP proprietary bank cards. The Company has negotiated a new EUROPAY sponsorship arrangement with another bank to replace OTP as its EUROPAY sponsor, and as a result of that agreement, the Company is still able to accept all OTP issued VISA and EUROPAY cards through its VISA and EUROPAY gateways. The Company's contract with OTP (including transactions processed for non OTP EUROPAY cardholders) represented approximately 51% of its consolidated revenues for the year ended December 31, 1997 and 35 % for the six months ended June 30, 1998. The revenues derived from OTP cardholders only, however, represented 24% of consolidated revenues for the six months ended June 30, 1998. The financial impact of the OTP contract termination is difficult to assess. The Company believes that such impact may be mitigated in part because (i) the Company believes that VISA and EUROPAY cards represent over 95% of the cards issued by OTP and (ii) the Company receives a higher fee for transactions processed through its VISA and EUROPAY gateway(s) than for OTP proprietary bank cards. However, the Company believes that some of OTP's cardholders will be dissuaded from patronizing Euronet's ATMs due to the higher fees passed through to customers for transactions processed through the VISA and EUROPAY connection.

The transaction volumes processed on an ATM in any given market are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at the location. The Company's experience has been that the number of transactions on a newly installed ATM is initially very low and takes approximately six months after installation to achieve average transaction volumes for that market. Accordingly, the average number of transactions, and thus revenues, per ATM are expected to increase as the percentage of ATMs operating in the Company's network for over six months increases.

The Company generates advertising revenue on its network by putting clients' advertisements on its ATMs. For the six months ended June 30, 1998 advertising revenues were $105,000 compared to $233,000 for the six months ended June 30, 1997. In addition, the Company also generates revenues from ATM network management services, including sales of the Blue Diamond product. The revenues generated from such activities during the first six months of 1998 were $284,000 compared to $135,000 for the first six months of 1997.

The Company has had substantial increases in the level of operations, including ATMs operated and total personnel, in 1995, 1996, 1997 and the first six months of 1998. In addition, the Company was in the development stage until June 1995 when it began operations in Hungary. As a result, a comparison of the Company's results of operations between such periods is not necessarily meaningful.

The Company's expenses consist of ATM operating expenses and other operating expenses. ATM operating expenses are generally variable in nature and consist primarily of ATM site rentals, depreciation of ATMs and ATM installation costs, maintenance, telecommunications, insurance, and cash delivery and security services to ATMs. ATM operating expenses will necessarily increase as the Company's network expands. Other operating expenses consist of items such as salaries, professional fees, rent and utilities, communication and travel related expenditures. While these expenditures are anticipated to increase with the Company's expansion into new markets and the introduction of new products, other operating expenses are expected to decrease as a percentage of total revenues.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenues.   Total revenues increased to $2,623,000 for the three months ended
June 30, 1998 from $1,061,000 for the three months ended June 30, 1997 and to $4,624,000 for the six months ended June 30, 1998 from $1,856,000 for the six months ended June 30, 1997. The increase was due primarily to the significant growth in transaction fees resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 986 ATMs in operation as of June 30, 1998 compared with 336 ATMs as of June 30, 1997. Transaction fee revenue represented approximately 92% of total revenues for the six months ended June 30, 1998, and 87% for the six months ended June 30, 1997.

Transaction fees charged by the Company vary for the types of transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries, transactions not completed because authorization is not given by the relevant Card Issuer and transactions processed under ATM network management agreements. Approximately 97% of transaction fees for the six months ended
June 30, 1998 and for the six months ended June 30, 1997, were attributable to cash withdrawals. The remaining transaction fees were attributable to balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other types of transactions are generally substantially less.

Operating expenses. Total operating expenses for the three months ended June 30, 1998 were $7,297,000 compared to $3,035,000 for the three months ended June 30, 1997 and $13,008,000 for the six months ended June 30, 1998 compared to $4,904,000 for the six months ended June 30, 1997. This increase was due primarily to costs associated with the expansion of the Company's operations and increase in the number of ATMs installed.

ATM operating costs increased to $3,015,000 for the three months ended June 30, 1998 from $965,000 for the three months ended June 30, 1997, and for the six months ended June 30, 1998 operating costs increased to $5,487,000 from $1,653,000 for the six months ended June 30, 1997 as a result of the increase in the number of ATMs installed. ATM depreciation included in ATM operating costs increased to $704,000 for the three months ended June 30, 1998 from $186,000 for the three months ended June 30, 1997, and to $1,540,000 for the six months ended June 30, 1998 from $425,000 for the six months ended June 30, 1997.

Professional fees for the three months ended June 30, 1998 were $381,000 compared to $309,000 for the three months ended June 30, 1997, and for the six months ended June 30, 1998 were $729,000 compared to $413,000 for the six months ended June 30, 1997. These increases are due to expansion into new markets.

Salaries increased to $1,901,000 for the three months ended June 30, 1998 from $856,000 for the three months ended June 30, 1997, and to $3,618,000 for the six months ended June 30, 1998 from $1,436,000 for the six months ended June 30, 1997 as a result of the increase in the number of employees from 103 as of June 30, 1997 to 203 as of June 30, 1998.

Communication, Rent and Utilities, and Travel related costs were $852,000 for the three months ended June 30, 1998 compared to $375,000 for the three months ended June 30, 1997 and $1,616,000 for the six months ended June 30, 1998 compared to $590,000 for the six months ended June 30, 1997. The increase relates to the expansion of the Company's operations, as previously discussed.


Other operating expenses, which include marketing, depreciation of non-ATM related assets, and insurance, were $1,148,000 for the three months ended
June 30, 1998 compared to $530,000 for the three months ended June 30, 1997, and $1,558,000 for the six months ended June 30, 1998 compared to $812,000 for the six months ended June 30, 1997. Depreciation of non ATM related assets for the three months ended June 30, 1998 increased to $398,000 from $58,000 for the three months ended June 30, 1997, and to $494,000 for the six months ended
June 30, 1998 from $124,000 for the six months ended June 30, 1997. These increases are in line with the expansion of the Company's operations into new and existing markets.

Other income/expense.   Interest income for the three months ended June 30, 1998
was $379,000 compared to $581,000 for the three months ended June 30, 1997, and was $840,000 for the six months ended June 30, 1998 compared to $656,000 for the six months ended June 30, 1997. The decrease for the three month period was the result of a decrease in the investments held by the Company as the proceeds from such investments have been used to fund the Company's operations. The increase for the six month period reflects the fact that for the first two months of 1997 investments were minimal, prior to the Initial Public Offering. The amount held under such investments at June 30, 1998 was $8,602,000 compared to $27,811,000 at June 30, 1997.

Interest expense relating principally to capital leases of ATMs and Euronet's computer systems and to the notes payable, was $693,000 for the three months ended June 30, 1998 compared to $138,000 for the three months ended June 30, 1997, and $1,149,000 for the six months ended June 30, 1998 compared to $249,000 for the six months ended June 30, 1997. This increase was due primarily to the increase of capital lease obligations outstanding and the Notes issue in June 1998.

For the three months ended June 30, 1998 the Company had a foreign exchange gain of $638,000 compared to a loss of $99,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Company had a foreign exchange gain of $812,000 compared with a loss of $70,000 for the six months ended June 30, 1997. Exchange gains and losses that result from remeasurement of assets and liabilities are recorded in determining net loss. From January 1, 1998 the functional currency in Poland is the Polish Zloty replacing the US dollar.

Net loss. The Company's net loss was $4,213,000 for the three months ended June 30, 1998 compared to $1,627,000 for the three months ended June 30, 1997 and $7,860,000 for the six months ended June 30, 1998 compared to $2,442,000 for the six months ended June 30, 1997. This increase was as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1997 equity offering, through equipment lease financing and through private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $25,570,000 and investments in property, plant and equipment. The Company had cash and cash
equivalents of  $97,289,000 and working capital of               $99,924,000 at
June 30, 1998. As of June 30, 1998, the Company had $1,694,000 of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees and as deposits with customs officials. The Company expects to continue to generate losses from operating activities and negative cash flow while it concentrates on the expansion of its ATM network business. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to increase.

On June 22, 1998 the Company made a Public Offering of 243,211 units consisting of 12 3/8% Senior Discount Notes due 2006 and 729,633 Warrants to purchase 766,114 shares of common stock. The price to the public was DM150,000,000.The Company received net proceeds of approximately $81,285,000 after deducting underwriting discount and offering expenses. The Company currently intends to use the net proceeds from the offering for network expansion in its existing markets to repay a portion of the Company's capitalized lease obligaitons, and for general corporate purposes , including expansion into new markets, expanding the provision of ATM management services, and the pursuit of possible strategic acquisition and joint venture opportunities. With respect to repayment of capitalized leases, as part of the implementation of the Company's new Europay sponsor arrangement in Hungary, an existing equipment lease arrangement must be transferred to the Company's new Europay sponsor bank. This lease will therefore not be paid off as anticipated, and the initially proposed amount of lease repayments will be reduced by approximately $5,000,000.

There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flow from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service or working capital requirements including its obligation with respect to the notes.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2002. The leases bear interest between 8% and 15%. As of June 30, 1998 the Company owed $13,141,000 under such capital lease arrangements.

At June 30, 1998, the Company had contractual commitments of approximately $3,825,000. The Company expects that its capital requirements will increase in the future as it pursues its strategy of expanding its network and increase the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1998 will total approximately $17 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Capital expenditures, which exclude assets acquired under capital leases, for 1997 were $8,619,000 and for 1996 were $2,162,000. The increase reflects the growth in the Company's operations across all markets.

Balance Sheet Items

Cash and cash equivalents.   Cash and cash equivalents has increased to
$97,289,000 at June 30, 1998 from $7,516,000 at December 31, 1997 due to the receipt of proceeds from the bond issue and from the maturity of investment securities during the period.


Restricted cash: Restricted cash increased to $1,694,000 at June 30, 1998 from $847,000 at December 31, 1997 due to expansion of the Company's operations and consequently an increased requirement for cash in the ATMs.

Investment securities. Investment securities decreased to $8,602,000 at June 30, 1998 from $31,944,000 at December 31, 1997 as the proceeds from maturity of securities were being used to fund operations of the Company.

Deferred financing costs. Deferred financing costs were $3,294,000 at June 30, 1998. This represents the underwriting discount and other offering costs associated with the issuance of the Senior Discount Notes. These costs will be amortised over the eight year life of the notes using the interest method.



Property, plant and equipment.   Total property, plant and equipment increased
from $26,439,000 at December 31, 1997 to $32,232,000 at June 30, 1998.  This
increase is due primarily to the installation of 293 ATMs during the first six months of 1998 and expenditure on computers and software, and office equipment and vehicles for the new operations.


Obligations under capital leases. Obligations under capital leases decreased to $13,141,000 at June 30, 1998 from $14,470,000 at December 31, 1997 as a result of repayments exceeding new leases entered into during the first six months of 1998.

Trade accounts payable. Trade accounts payable increased from $4,420,000 at December 31, 1997 to $5,624,000 at June 30, 1998. The increase resulted primarily from the purchase of ATMs not paid for during the period.

Notes payable. Notes payable at June 30, 1998 was $81,479,000. This represents the gross proceeds from the issue of the Senior Discount Notes due 2006 less an amount of $1,846,000 representing the fair value of the warrants which have been recorded as stockholders equity.

FOREIGN EXCHANGE EXPOSURE

In 1997, 99% of the Company's revenues were generated in Poland and Hungary. For the six months ended June 30, 1998 the comparable figure was 87%, with the remaining 13% being generated in Germany and Croatia. While in Hungary the majority of revenues received are US dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However the majority of these contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars, the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

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

INFLATION AND FUNCTIONAL CURRENCIES

Since the fall of Communist rule in 1989, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have generally declined in value against the major currencies of the OECD over this time period. However, there has been a significant reduction in the inflation rate of these countries in recent years. As a result, Poland is no longer considered to be hyper-inflationary from 1998 and given that a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty the functional currency of the Company's Polish subsidiary will now be the zloty. The functional currency of the Company's Hungarian and Czech subsidiaries will continue to be the U.S. dollar.


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

YEAR 2000 COMPLIANCE

The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center will require certain upgrades which have been ordered and are scheduled for installation by the fourth quarter of 1998. Most of the ATMs in the Euronet network are not year 2000 compliant, and hardware and software upgrades will be installed under contract with the Company's ATM maintenance vendors. According to the Company's current estimates, the cost will range from USD 1,000 to USD 4,000 per ATM, and the required installation will be finished by the end of 1998. The Company estimates that approximately 560 of its ATMs will require upgrades for year 2000 compliance.

The Company is currently planning a survey of its bank customers concerning the compliance of their back office systems with year 2000 requirements, and anticipates launching that survey in the third quarter of 1998. If the Company's bank customers do not bring their card authorization systems into compliance with year 2000 requirements, the Company may be unable to process transactions on cards issued by such banks and may lose revenues from such transactions. This could have a material adverse effect on the Company's revenues. Therefore Euronet will monitor, and hopes to assist its bank clients in, implementation of its customers' year 2000 compliance programs, and may, if required to accelerate the compliance programs of its banks, create consulting capabilities in this respect.


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

SFAS No. 130, "Reporting Comprehensive Income". The Company has adopted this statement for the six months ended June 30, 1998 by providing a statement of operations and comprehensive loss.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has one industry segment but operates in a number of geographical segments. The Company has disclosed separately its two major geographical segments in 1997, being Hungary and Poland, as required by SFAS No.131.


IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities.' This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the effect of the adoption of SFAS No. 133.


FORWARD LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this document, including, without limitation, statements regarding (i) the use of proceeds of the Offering, (ii) the Company's business plans and financing plans and requirements, (iii) trends affecting the Company's financial condition or results of operations, (iv) the impact and extent of competition, (v) expansion of the company's ATM network and expansion of the Company's operations, (vi) the assumptions underlying the Company's business plans, (vii) business strategy,
(viii) government regulatory actions, (ix) technological advances and (x) projected costs and revenues, are forward-looking statements. Although the Company believes that the expectations reflected in such forwarding-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.

        Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

PART II.

OTHER INFORMATION


        ITEM 1.  LEGAL PROCEEDINGS
                 None

        ITEM 2.  CHANGES IN SECURITIES
                 None

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

        ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS See report below

        ITEM 5.  OTHER INFORMATION
                 None

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 (a)  Exhibits

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) In lieu of a 1998 Annual Meeting, on or about June 26, 1998, Consent Solicitation Statements and voting instructions were mailed to all stockholders of record on the books of the Company on May 29, 1998. A total of 11,007,031 shares of the Company's Common Stock, representing 71.33% of eligible voting shares, voted in the Consent Solicitation

(b) The Consent Solicitation Statement requested stockholder consent to the election of Michael J. Brown and Andrzej Olechowski to the Board of Directors (the "Board") of the Company for a term of three years; the results of the vote were:

--------------------------------------------------------------------------------
NAME                    FOR             WITHHELD        PERCENT OF
                                                        ELIGIBLE SHARES VOTING
                                                        IN FAVOR
--------------------------------------------------------------------------------

Michael J. Brown        10,995,331      11,700          71.3%
--------------------------------------------------------------------------------

Andrzej Olechowski      10,995,331      11,700          71.3%
--------------------------------------------------------------------------------

The terms of the following directors continued after the annual meeting:

Daniel R. Henry, Thomas A. McDonnell, Nicholas B. Callinan, Steven J. Buckley, and Eriberto R. Scocimara.

(c)  The Company's stockholders also voted on the following matters:

   (i) To consider and vote upon a proposal to approve the Company's Stock Option Plan, as adopted by the Board on May 18, 1998; the results of the vote were:

--------------------------------------------------------------------------------
FOR           AGAINST         ABSTENTIONS     BROKER      PERCENT OF ELIGIBLE
                                              NON-VOTES   SHARES VOTING IN FAVOR
--------------------------------------------------------------------------------
8,870,515     459,890         8,645           1,667,981   57.5%
--------------------------------------------------------------------------------

   (ii) To consider and vote upon a proposal to ratify the Company's Long Term Incentive Stock Option Plan originally adopted in December 1996; the results of the vote were:

--------------------------------------------------------------------------------
FOR           AGAINST         ABSTENTIONS     BROKER      PERCENT OF ELIGIBLE
                                              NON-VOTES   SHARES VOTING IN FAVOR
--------------------------------------------------------------------------------
8,867,905     462,000         9,145           1,667,981   57.5%
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August __, 1998                     /S/ MICHAEL J. BROWN
                                    By:


                                    /s/ Michael J. Brown
                                    (Chief Executive Officer)


August __, 1998                     /S/ BRUCE S. COLWILL
                                    By:


                                    /s/ Bruce S. Colwill
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX


     EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
--------------------            --------------------------------
20                              Financial Data Schedule