Form 10-Q
period 1998-09-30
EURONET SERVICES INC
filed 1998-11-16
CIK 1029199

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

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



                           YES  [X]          NO  [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at October 31st, 1998 15,250,453 common shares.

                                     PART I


                          ITEM 1  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                                           -------------------  ------------------
                                                                                               (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents..............................................................          60,791               7,516
  Restricted cash........................................................................          12,865                 847
  Trade accounts receivable..............................................................           1,299                 647
  Investment securities (note 4).........................................................          29,230              31,944
  Prepaid expenses and other current assets..............................................           3,471               1,878
                                                                                                  -------             -------
    Total current assets.................................................................         107,656              42,832
Property, plant and equipment, net.......................................................          29,902              24,088
Deferred financing costs, net............................................................           3,228                   -
Deposits for ATM leases..................................................................           2,020               2,542
Deferred income taxes....................................................................             571                 571
                                                                                                  -------             -------
    Total assets.........................................................................         143,377              70,033
                                                                                                  =======             =======

Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable.................................................................           5,056               4,420
  Short term borrowings..................................................................               5                 158
  Current installments of capital lease obligations......................................           4,035               3,140
  Accrued expenses.......................................................................           1,247               1,597
                                                                                                  -------             -------
    Total current liabilities............................................................          10,343               9,315
                                                                                                  -------             -------
Obligations under capital leases, excluding
Current installments.....................................................................           8,041              11,330
Notes payable (note 5)...................................................................          90,807                   -
Other long-term liabilities..............................................................               -                 169
                                                                                                  -------             -------
    Total liabilities....................................................................         109,191              20,814
Stockholders' equity:
  Common stock, $0.02 par value, 30,000,000 shares
    authorized; issued and outstanding 15,250,453
    shares in 1998 and 15,133,321 shares in 1997.........................................             306                 304
  Warrants (note 5)......................................................................           1,725                   -
  Treasury stock.........................................................................              (4)                 (4)
  Additional paid in capital.............................................................          63,468              63,358
  Subscription receivable................................................................             (51)               (253)
  Accumulated losses.....................................................................         (32,138)            (14,970)
  Restricted reserve.....................................................................             784                 784
  Cumulative translation adjustment......................................................              96                   -
                                                                                                  -------             -------
    Total stockholders' equity...........................................................          34,186              49,219
                                                                                                  -------             -------
    Total liabilities and stockholders' equity...........................................         143,377              70,033
                                                                                                  =======             =======

    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       ----------------------------------  -----------------------
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------------  -----------------------
                                                                             1998              1997           1998         1997
                                                                       ----------------  ----------------  -----------  ----------
Revenues.............................................................            3,127             1,577        7,751       3,433
Operating expenses:
   ATM operating costs...............................................           (3,739)           (1,393)      (9,226)     (3,046)
   Other operating costs.............................................           (4,861)           (2,117)     (12,381)     (5,368)
                                                                            ----------        ----------   ----------   ---------
   Operating loss....................................................           (5,473)           (1,933)     (13,856)     (4,981)
Interest income .....................................................              863               419        1,703       1,075
Interest expense.....................................................           (3,457)             (271)      (4,606)       (520)
Foreign exchange gains (losses) .....................................           (1,242)              264         (409)        334
                                                                            ----------        ----------   ----------   ---------
Loss before income taxes.............................................           (9,309)           (1,521)     (17,168)     (4,092)
Deferred income tax benefit..........................................                -                 -            -         129
                                                                            ----------        ----------   ----------   ---------
   Net loss..........................................................           (9,309)           (1,521)     (17,168)     (3,963)

Other comprehensive income:
Cumulative translation adjustment....................................             (106)                -           96           -
                                                                            ----------        ----------   ----------   ---------
Comprehensive loss...................................................           (9,415)           (1,521)     (17,072)     (3,963)
                                                                            ==========        ==========   ----------   ---------
Loss per share -- basic and diluted (Note 3).........................            (0.61)            (0.10)       (1.13)      (0.41)
Average shares outstanding (Note 3) .................................       15,224,214        15,159,515   15,167,553   9,671,303


    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 -------------------------------
                                                                                                       1998             1997
                                                                                                 ----------------  ---------------
Cash flows from operating activities:
  Net loss.............................................................................            (17,168)          (3,963)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Share compensation expense.......................................................                 81               81
      Depreciation of property, plant and equipment....................................              3,258            1,013
      Unrealized foreign exchange losses...............................................              3,807
      Loss on disposal of fixed assets.................................................                 31                -
      Amortization of deferred financing cost..........................................                 66                -
      Accretion of Discount Notes Payable..............................................              2,942                -
      Decrease in deposits for ATM leases..............................................                522                -
      Deferred income taxes............................................................                  -             (129)
      Increase in restricted cash......................................................            (12,022)          (2,583)
      Increase in trade accounts receivable............................................               (643)            (284)
      Increase in prepaid expenses and other current assets............................             (1,645)            (704)
      Increase in trade accounts payable...............................................                629              249
      Increase in accrued (decrease) expenses and other long-term liabilities..........               (519)             685
                                                                                                 ----------        ---------
        Net cash used in operating activities..........................................            (20,661)          (5,635)

Cash flows from investing activities:
  Fixed asset purchases................................................................             (6,582)          (2,844)
  Proceeds from sale of fixed assets...................................................                123                -
  Purchase of investment securities....................................................            (29,603)         (17,304)
  Proceeds from maturity of investment securities......................................             35,000                -

    Net cash used in investing activities..............................................             (1,062)         (20,148)

Cash flows from financing activities:
  Proceeds from issuance of shares and other capital contributions.....................                  -           51,944
  Proceeds from issuance of Notes Payable and warrants.................................             83,102                -
  Costs to obtain loans................................................................             (3,294)               -
  Purchase of treasury stock...........................................................                  -               (4)
  Repayment of obligations under capital leases........................................             (4,888)            (786)
  Repayment of bank borrowings.........................................................               (153)             (31)
  Repayment of loan from shareholder...................................................                  -             (190)
  Subscription receivable..............................................................                202                -
                                                                                                 ----------        ---------
    Net cash by financing activities...................................................             74,969           50,933
                                                                                                 ----------        ---------
Effect of exchange differences on cash.................................................                 29                -
                                                                                                 ----------        ---------
Net increase in cash and cash equivalents..............................................             53,275           25,150
Cash and cash equivalents at beginning of period.......................................              7,516            2,541
                                                                                                 ----------        ---------
Cash and cash equivalents at end of period.............................................             60,791           27,691
                                                                                                 ==========        =========

    See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and September 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Euronet Services Inc. have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, such financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1997, including the notes thereto, set forth in the Company's Annual Report on Form 10K.

The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of the Company's accounting policies, see Note 2 to the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

The Company adopted during the nine months ended September 30, 1998
Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires the reporting and display of comprehensive loss, which is composed of net loss and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net loss and reflected as a component of equity, such as currency translation adjustment. The adoption of SFAS 130 had no effect on the presentation of the prior period statement of operations.

Certain amounts have been reclassified in the prior year financial statements to conform to the current financial statement presentation.

NOTE 3--NET LOSS PER SHARE - BASIC AND DILUTIVE

Loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options outstanding) is antidilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options and warrants outstanding.

NOTE 4--FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally Deutsche Mark on notes payable and capital lease obligations). The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices. Gains and losses on foreign currency forward contracts are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. The counterparties to the foreign currency forward contracts are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The company considers the risk of counterparty default to be minimal.

NOTE 5--PUBLIC OFFERING OF SENIOR DISCOUNT NOTES DUE 2006

On June 22, 1998, the Company sold 243,211 Units in a public offering, each consisting of DM 1,000 principal amount at maturity of 12 3/8% Senior Discount Notes (the "Notes") and three warrants (each a "Warrant"), each Warrant initially entitling the holder thereof to purchase 1.05 shares of common stock at an exercise price of $5.00 per share. The Notes and the Warrants are separately transferable. The Notes were issued with an original issue discount. The gross proceeds to the Company were DM 150,000,385 (approximately $83,100,000) representing an issue price of DM 616.75 per DM 1,000 principal amount at maturity. Of this amount, $1,725,000 has been allocated to the Warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were DM 145,125,000 (approximately $81,285,000).

The Notes have a maturity date of July 1, 2006. Cash interest on the Notes will not be payable prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semiannually on January 1 and July 1 of each year. The Notes are recorded net of unamortized discount and any incremental costs associated with the bond offering have been capitalized and are being amortized, using the interest method, over the term of the Notes.

Pursuant to the indenture entered into in connection with issuance of the Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries;
(iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants.

NOTE 6--SUBSEQUENT EVENTS

In November 1998, the Company entered into an agreement to acquire the outstanding common stock of Arkansas Systems, Inc., doing business as ARKSYS. Based in Little Rock, Arkansas, its main product lines include electronic funds transfer (EFT) solutions for ATM management, debit and credit cards, point-of-sale (POS) and merchant transaction acquiring, and commercial and PC banking. ARKSYS is the software provider to Euronet's ATM transaction processing center in Central Europe. ARKSYS had revenues of approximately $11.4 million in 1997 and $9.6 million in 1996. Established in 1975, the company has approximately 130 employees. The acquisition, to be accounted for under the purchase method, includes a cash payment of approximately $18 million subject to adjustment based on final working capital determinations. The transaction should be completed in the fourth quarter.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

The Company was formed and established its first office in Budapest (Hungary) in June 1994. In May 1995, the Company opened its second office in Warsaw (Poland). Since then, the Company has expanded operations into Germany, Croatia, the Czech Republic, and France. Substantially all of the Company's investment to date has been directed at establishing its ATM network through the acquisition and installation of ATMs and computers and software for its transaction processing center and through the marketing of its services to local banks and International Card Organizations. Euronet installed its first ATM in Hungary in June 1995 and by the end of 1995, the Company had 53 ATMs installed. During 1996 an additional 113 ATMs were installed in Hungary and. The Company installed a further 527 ATMs in 1997, consisting of 469 in Hungary and Poland and 58 in Germany and Croatia. During the first nine months of 1998, a further 430 ATMs were added to the network consisting of 187 in Hungary and Poland, 214 in Germany and Croatia, and 29 in the Czech Republic and France.

As of September 30, 1998 the Company employed 204 people across it's existing markets.

In 1997, 99% of the Company's revenues were generated in Hungary and Poland. For the three and nine months ended September 30, 1998 Hungary and Poland generated 72% and 81% of the Company's revenues, respectively.

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

The Company has had substantial increases in the level of operations, including ATMs operated and total personnel since its inception in 1994. In addition, the Company was in the development stage until June 1995 when it began operations in Hungary. As a result, a comparison of the Company's results of operations from period to period is not necessarily meaningful.

ATM operating expenses, on a per ATM basis, are generally fixed in nature and consist primarily of ATM site rentals, depreciation of ATMs and ATM installation costs, maintenance, telecommunications, insurance, and cash delivery and security services to ATMs. ATM operating expenses will necessarily increase as the Company's network expands. Other operating expenses consist of items such as salaries, professional fees, rent and utilities, communication and travel related expenditures. While these expenditures are anticipated to increase with the Company's expansion into new markets and the introduction of new products, other operating expenses are expected to decrease as a percentage of total revenues.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Total revenues increased to $3,127,000 for the three months ended September 30, 1998 from $1,577,000 for the three months ended September 30, 1997 and to $7,751,000 for the nine months ended September 30, 1998 from $3,433,000 for the nine months ended September 30, 1997. The increase was due primarily to the growth in transaction fees resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 1,123 ATMs in operation as of September 30, 1998 compared with 503 ATMs as of September 30, 1997. Transaction fee revenue represented approximately 93% of total revenues for the nine months ended September 30, 1998, and 87% for the nine months ended September 30, 1997.

Transaction fees charged by the Company vary for the types of transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries, transactions not completed because authorization is not given by the relevant Card Issuer, and transactions processed under ATM network management agreements. Approximately 96% of transaction fees for the nine months ended September 30, 1998 were attributable to cash withdrawals compared to 97% for the nine months ended September 30, 1997. The remaining transaction fees were attributable to balance inquiries and transactions not completed because authorization is not given by the relevant Card Issuer. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other types of transactions are generally substantially less.

In January 1998, Orszages es Takarek Pentzar Bank ("OTP"), the Hungarian National Savings Bank, notified the Company that it was terminating its contract with Euronet effective as of July 27, 1998. OTP advised the Company that it terminated the contract since it desired to promote the use of its own ATM network. OTP also indicated that the Company selected ATM sites which OTP believed to be in competition with OTP ATM sites and that the Company failed to provide OTP with certain transaction reports on a timely basis. It should be noted that the reporting failure had been corrected more than two months prior to OTP's notice of termination. As a result of this termination, the Company will not have a direct connection with OTP and will not be able to accept OTP proprietary bank cards. The Company has negotiated a new EUROPAY sponsorship arrangement with another bank to replace OTP as its EUROPAY sponsor, and as a result of that agreement, the Company is still able to accept all OTP issued VISA and EUROPAY cards through its VISA and EUROPAY gateways. The Company's contract with OTP (including transactions processed for non-OTP EUROPAY cardholders) represented approximately 51% of its consolidated revenues for the year ended December 31, 1997 and 35% for the six months ended June 30, 1998. For the three months ended September 30, 1998 revenues from OTP cardholder transaction accounted for 15% of consolidated revenues, or $459,000 compared to $575,000 for the quarter ended June 30, 1998.

The Company generates advertising revenue on its network by putting clients' advertisements on its ATMs. In addition, the Company also generates revenues from ATM network management services, including sales of the Blue Diamond product. For the nine months ended September 30, 1998 these revenues were $537,000 compared to $454,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998 these revenues were $148,000 compared to $53,000 for the three months ended September 30, 1997.

Operating expenses. Total operating expenses for the three months ended September 30, 1998 were $8,600,000 compared to $3,510,000 for the three months ended September 30, 1997 and $21,607,000 ended September 30,
1998 compared to $8,414,000 for the nine months ended September 30, 1997. This increase was due primarily to costs associated with the expansion of the Company's operations and increase in the number of ATMs installed.

ATM operating costs increased to $3,739,000 for the three months ended September 30, 1998 from $1,393,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 operating costs increased to $9,226,000 from $3,046,000 for the nine months ended September 30, 1997. ATM depreciation, included in ATM operating costs, for the three months ended September 30, 1998 increased to $985,000 from $350,000 for the three months ended September 30, 1997, and to $2,355,000 for the nine months ended September 30, 1998 from $775,000 for the nine months ended September 30, 1997.

Professional fees for the three months ended September 30, 1998 were $685,000 compared to $179,000 for the three months ended September 30, 1997, and for the nine months ended September 30, 1998 were $1,414,000 compared to $592,000 for the nine months ended September 30, 1997. These increases are due primarily to expansion into new markets, including fees spent on arranging the acquisition of new ATMs in Germany. Professional fees are comprised of legal, accounting, recruitment and other various professional fees.

Salaries increased to $2,355,000 for the three months ended September 30, 1998 from $1,026,000 for the three months ended September 30, 1997, and to $5,973,000 for the nine months ended September 30, 1998 from $2,462,000 for the nine months ended September 30, 1997 as a result of the increase in the number of employees from 133 as of September 30, 1997 to 204 as of September 30, 1998.

Communication, Rent and Utilities, and Travel related costs were $924,000 for the three months ended September 30, 1998 compared to $375,000 for the three months ended September 30, 1997 and $2,540,000 for the nine months ended September 30, 1998 compared to $965,000 for the nine months ended September 30, 1997. The increase relates to the expansion of the Company's operations, as previously discussed.

Other operating expenses, which includes marketing, depreciation of non-ATM related assets and insurance, were $897,000 for the three months ended September 30, 1998 compared to $537,000 for the three months ended September 30, 1997, and $2,454,000 for the nine months ended September 30, 1998 compared to $1,349,000 for the nine months ended September 30, 1997. Depreciation of non- ATM related assets for the three months ended September 30, 1998 increased to $412,000 from $114,000 for the three months ended September 30, 1997, and to $903,000 for the nine months ended September 30, 1998 from $238,000 for the nine months ended September 30, 1997. These expenses increased in conjunction with the expansion of the Company's operations into new and existing markets.

Interest income. Interest income for the three months ended September 30, 1998 was $863,000 compared to $419,000 for the three months ended September 30, 1997, and was $1,703,000 for the nine months ended September 30, 1998 compared to $1,075,000 for the nine months ended September 30, 1997. The increases for the three month and nine month periods in 1998 compared to the same periods in 1997 reflect the impact of the receipt of the bond proceeds in June of 1998 and the subsequent investment of the proceeds. Investments held at September 30, 1998 were $29,230,000 compared to $17,498,000 held at September 30, 1997.

Interest expense relating principally to capital leases of ATMs and computer systems and to accrued interest on the notes payable, was $3,457,000 for the three months ended September 30, 1998 compared to $271,000 for the three months ended September 30, 1997, and $4,606,000 for the nine months ended September 30, 1998 compared to $520,000 for the nine months ended September 30, 1997. This increase was due primarily to the increase of capital lease obligations outstanding and the accretion of interest on the Notes issued in June 1998.

Foreign exchange loss. For the three months ended September 30, 1998 the Company had a foreign exchange loss of $1,242,000 compared to a gain of $264,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 the Company had a foreign exchange loss of $409,000 compared with a gain of $334,000 for the nine months ended September 30, 1997. Exchange gains and losses that result from remeasurement of assets and liabilities, in markets where the functional currency is the US Dollar, are recorded in determining net loss. The increase in foreign exchange loss during the period arose primarily as a result of a net exposure to the Deutsche Mark on Deutsche Mark denominated Notes Payable and capital lease obligations.

Net loss. The Company's net loss was $9,309,000 for the three months ended September 30, 1998 compared to $1,521,000 for the three months ended September 30, 1997 and $17,168,000 for the nine months ended September 30, 1998 compared to $3,963,000 for the nine months ended September 30, 1997. This increase was as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 Senior Discount Notes offering, the 1997 equity offering, through equipment lease financing and through private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income, have been used to fund aggregate net losses of approximately $34,879,000 and investments in property, plant and equipment. The Company had cash and cash equivalents of $60,791,000 and working capital of $97,313,000 at September 30, 1998. As of September 30, 1998,
the Company had $12,865,000 of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network and to cover guarantees and as deposits with customs officials. The Company expects to continue to generate losses from operating activities and negative cash flow while it concentrates on the expansion of its ATM network business. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to increase.

On June 22, 1998 the Company made a Public Offering of 243,211 units consisting of 12 3/8% Senior Discount Notes due 2006 and 729,633 Warrants to purchase 766,114 shares of common stock. The price to the public was DM150,000,000. The Company received net proceeds of approximately $81,285,000 after deducting underwriting discount and offering expenses. The Company currently intends to use the net proceeds from the offering for network expansion in its existing markets to repay a portion of the Company's capitalized lease obligations, and for general corporate purposes, including expansion into new markets, expanding the provision of ATM management services, and the pursuit of possible strategic acquisition (see Note 6 to the condensed consolidated financial statements) and joint venture opportunities. With respect to repayment of capitalized leases, as part of the implementation of the Company's new Europay sponsor arrangement in Hungary, an existing equipment lease arrangement must be transferred to the Company's new Europay sponsor bank. This lease will therefore not be paid off as anticipated, and the initially proposed amount of lease repayments of approximately $11 million will be reduced by approximately $5,000,000.

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

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2002. The leases bear interest between 8% and 15%. As of September 30, 1998 the Company owed $12,076,000 under such capital lease arrangements.

At September 30, 1998, the Company had contractual commitments of approximately $1,143,000. The Company expects that its capital requirements will increase in the future as it pursues its strategy of expanding its network and increase the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1998 will total approximately $17 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Capital expenditures, which exclude assets acquired under capital leases, for 1997 were $8,619,000 and for 1996 were $2,162,000. The increase reflects the growth in the Company's operations across all markets.

Balance Sheet Items

Restricted cash: Restricted cash increased to $12,865,000 at September 30, 1998 from $847,000 at December 31, 1997 due to expansion of the Company's operations and consequently an increased requirement for cash in the ATMs. This includes $12,335,000 of funds held on deposit to guarantee funds in the Hungarian network.

Cash and Cash Equivalents. Cash and cash equivalents increased to $60,791,000 as at September 30, 1998 from $7,516,000 at December 31, 1997. This increase is primarily the result of investing a portion of the proceeds from the Notes in short term investments.

Deferred financing costs. Deferred financing costs were $3,228,000 at September 30, 1998. This represents the unamortized portion of underwriting discount and other offering costs associated with the issuance of the Notes. These costs will be amortized over the eight-year life of the Notes using the interest method.

Property, plant and equipment.   Net property, plant and equipment increased
from $24,088,000 at December 31, 1997 to $29,902,000 at September 30, 1998.
This increase is due primarily to the installation of 430 ATMs during the nine months ended September 30, 1998 and expenditures on office equipment and vehicles for new operations.

Obligations under capital leases. Obligations under capital leases decreased to $12,076,000 at September 30, 1998 from $14,470,000 at December 31, 1997 as a result of repayments exceeding new leases entered into during the nine months ended September 30, 1998. The repayments include the early buy out of certain existing capital lease obligations.

Notes payable. Notes payable at September 30, 1998 was $90,807,000. This represents the gross proceeds from the issue of the Notes and the accretion of interest to September 30, 1998 less an amount of $1,725,000 representing the fair value of the warrants that have been recorded as stockholders equity.

FOREIGN EXCHANGE EXPOSURE

In 1997, 99% of the Company's revenues were generated in Poland and Hungary. For the nine months ended September 30, 1998 the comparable figure was 81%, with the remaining 19% being generated in Germany and Croatia. While in Hungary the majority of revenues received are U.S. dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However the majority of these contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars, the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company anticipates that in the future, a substantial portion of the Company's assets, including fixed assets, will be denominated in the local currencies of each market. As a result of continued European economic convergence, including the increased influence of the Deutsche Mark as opposed to the U.S. dollar, on the Central European currencies, the Company expects that the currencies of the markets where the proceeds from the offering will be used will fluctuate less against the Deutsche Mark than against the Dollar. Accordingly, the Company believes that the issuance of Deutsche Mark denominated debt will provide, in the medium to long term, for a closer matching of assets and liabilities than a dollar denominated issuance would.

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

YEAR 2000 COMPLIANCE

The Company depends upon hardware and software systems to provide services to its customer banks and to maintain substantially all of its internal operations. Moreover, the Company provides services to its customer banks through on-line computer links to its bank customers, whose software systems are relied upon to deliver transaction authorization requests. The Company has instituted a program to obtain confirmation of year 2000 compliance of the hardware and software used in its operations and by its customer banks. As part of such program, the Company has identified the following specific areas of its or its bank customers' business that are affected by the Year 2000 issue:

 .    The Company's central processing center in Budapest, which uses ARKSYS software and an IBM A5400 hardware platform and operating system.

 .    Vendor software, which operates on the AS400, used for control of the central processing center.

 .    Firmware and operating systems in each ATM ("ATM Firmware and Software").

 .    Vendor and internally generated software which is used in the Company's country operations.

 .    Software and hardware used to support the financial reporting and accounting systems of the Company.

 .    The ability of the Company's bank customer to continue to authorize transactions after the turn of the century.

 .    Year 2000 readiness of subcontractors performing driving, monitoring and operating services in Germany.

Central Processing Center Operations. The Company has received written confirmation from IBM that the Company's current version of the AS400 operating system is year 2000 compliant.

The Company runs more than one version of the ARKSYS software which is used in the central processing center. The version currently processing transactions from Croatia and France is fully year 2000 compliant. The remaining versions have not yet been completely upgraded to process transactions into the year 2000 but the Company in the process of upgrading such software for 2000 compliance. The Company wishes to fully test all such software by operating it on a test basis for 90 days before it is installed into the central processing center, and the Company anticipates completing the installation of such software during the first and second quarters of 1999 after such testing.

Vendor Software. The Company has requested confirmation letters from all vendors of its support software regarding Year 2000 compliance, including Mimix, Gasper, and AS400 operating system. The Company has received statements from most such suppliers to the effect that their software will operate properly after the turn of the century. However, the Company will also test these programs in conjunction with the testing of the Year 2000 compliant ARKSYS application.


ATM Firmware and Software. The Company purchases its ATM machines from IBM and NCR, and has received information from them regarding Year 2000 compliance of ATM Firmware and Software. Approximately 500 IBM machines require an upgrade to become year 2000 compliant. The components of the upgrade are all software that can be loaded immediately. The Company is preparing a software upgrade suite which will be rolled out in Hungary during December 1998 and in Poland, Croatia and the Czech republic during the first quarter of 1999. Approximately 250 of the Company's NCR machines will require an upgrade to their firmware and PC BIOS to become year 2000 compliant. Similar to the IBM upgrade, the Company is preparing a software upgrade suite which will be released prior to the end of the year and the upgrade of NCR machines will be completed during the first quarter of 1999. The anticipated expense for upgrading the ATMs is estimated to be less than $500 per machine, for a total of $375,000.

Vendor and Internal Software used in the Company's Subsidiaries. The Company has conducted an inventory of all software in use in the Company and all of its subsidiaries. The standard suite of software provided for use in the country operations and provided by the Company's internal software group (the "IS Group") is fully year 2000 compliant. Some of the Company's subsidiaries have developed additional software locally. This has been inventoried and copies are being reviewed for compliance purposes. All "in-country" software will be replaced with standard products provided through the IS Group. Should the Company determine that individualized software components are required due to commitments made under customer contracts, the software will be upgraded during the second quarter of 1999. Testing of standard Company software used in all entities will be completed by June 1999.

Software used in Financial and Accounting Systems. The majority of the Company's internal financial analysis tools have been built using Microsoft Access and Mircrosoft Excel. These tools were built internally and are year 2000 compliant. The Company's primary financial reporting software (Scala 5.0) has been updated for year 2000 compliance. Implementation and testing of the new version of the software is currently underway with completion anticipated by the end of 1998.


Ability of the Company's Customers to Authorize Transactions after the Turn of the Century. As part of its year 2000 program the Company will contact each bank customer in writing requesting certification of its transaction authorization software for year 2000 readiness. The Company will offer each customer the opportunity to use the Company's test center to verify the ability to authorize transactions into the year 2000. In addition, each customer will be offered the opportunity to place "stand-in" authorization files at the Company's computer center in the event of difficulty with the customer's in-house software. Each customer will also be advised that the Company will be required to unilaterally cease support for any connection which is unable to continue processing.

Substantially all of the Company's revenues are derived from processing transactions on behalf of its bank customers. If such customers are not able to authorize transactions beyond the turn of the century due to failure of their systems to meet year 2000 compliance standards, the Company's revenues will be adversely impacted. The Company's revenues could be materially and adversely affected if a material number of the Company's bank customers are unable to process transactions into the year 2000. As part of its year
2000 program, the Company will assess the potential impact of the advent of the year 2000 on its revenues on an ongoing basis, as responses to the survey described in the previous paragraph are received.

The Company has established a testing program with respect to all of its major card association gateways (Visa, Europay, Mastercard, American Express, Diners Club). The Company has already performed and passed a year 2000 verification conducted by Visa International.

Year 2000 Readiness of Subcontractors performing driving, switching and authorization services in Germany. In Germany, the Company has retained subcontractors to perform the majority of ATM services provided by the Company. Each of these sub-contractors will be requested to provide detailed certification statements that meet the Company's requirements regarding year 2000 compliance. In the event such assurances are not received promptly, the Company will begin surveying alternative providers.


Contingency Plan. Except as described above with respect to stand-in authorization for banks, the Company has not yet developed a contingency plan for handling the inability of any components of its, or its bank customers' hardware or software to process transactions into the year 2000. The Company is confident that its own systems are or will be ready to process transactions and maintain uninterrupted operations into the year 2000 and that such a contingency plan will be required, if at all, only with respect to its bank customers. However, the elements of such a contingency plan, if necessary, can only be defined based on information which will be gathered from such bank customers as part of the survey described above.

PREPARATION FOR THE INTRODUCTION OF THE EURO.

On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro, and will redenominate outstanding sovereign debt.

As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro will be exercised by the new European Central Bank.

Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition basis". However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, the following triangulation process will be applied:

 .    An amount denominated in one legacy currency first will be converted into an amount denominated in euro.

 .    The resultant euro-denominated amount will be converted into the second legacy currency.

European Union regulations specify the number of decimal places and rounding conventions that will be used in these "triangulation" computations.

Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002 the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making conversion to the euro complete.

The Company has operations in two participating countries, being France and Germany. The Company's accounting software is currently being upgraded to be able to account for both the euro and legacy currency. Since financial settlement is managed only by chartered banking institutions the company does not anticipate any operational impact until January 1, 2002.

The Company has until January 1, 2002 to plan for being able to handle euro cash in its network. During the period January 1, 2002 to July 1, 2002 the company could potentially have to deal with both the legacy currency and the euro in its German and French networks. The implications of this `duality' and a strategy for conversion to the Euro are currently under consideration.

The Company is still in the process of assessing the potential impact of the euro in terms of likely competitive effects, currency risks, and additional costs. However the Company does not anticipate that any of these issues will have a material adverse effect on its business.

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

SFAS No. 130, "Reporting Comprehensive Income". The Company has adopted this statement for the nine months ended September 30, 1998 by providing a statement of operations and comprehensive loss.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has one industry segment but operates in a number of geographical segments. The Company has disclosed separately its two major geographical segments in 1997, being Hungary and Poland, as required by SFAS No.131.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the effect of the adoption of SFAS No. 133.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
             None

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits

             Exhibit 10 - Agreement and Plan of Merger

             Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 1998            By:  /s/ Michael J. Brown
                                  ------------------------
                                  (Chief Executive Officer)



November 12, 1998            By:  /s/ Bruce S. Colwill
                                  ------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

EXHIBIT INDEX                         DESCRIPTION OF DOCUMENT
-------------         ---------------------------------------------------------
      10              Agreement and Plan of Merger
      27              Financial Data Schedule