Form 10-K
period 1998-12-31
EURONET SERVICES INC
filed 1999-03-31
CIK 1029199

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                       Commission File Number 000-22167

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

                                Horvat u. 14-24
                                 1027 Budapest
                                    Hungary
                                 36-1-224-1000
(Address and telephone number of the Registrant's principal executive offices)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At December 31, 1998, the Registrant had 15,213,453 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $35 million. The aggregate market value was determined based on the average bid and ask prices of the Common Stock on December 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 1999 are incorporated by reference into Part III.

PART I


ITEM 1.   BUSINESS
------------------

OVERVIEW

     Euronet Services Inc. and its subsidiaries ("Euronet" or the "Company") operate the only independent, non-bank owned automated teller machine ("ATM") network in Central Europe, as a service provider to banks and other financial institutions. The Company's principal source of revenue to date has been transaction fees from a growing number of ATMs installed in Hungary, Poland, the Czech Republic, Croatia, France, Germany and the UK.

     The Company was established in 1994 and commenced operations in June 1995. Since then, it has undertaken a rollout of its ATM network in seven European countries. The Company had 53, 166, 693 and 1,271 ATMs in operation at December 31, 1995, 1996, 1997 and 1998, respectively. As of February 28, 1999 the Company operated a network of 1,287 ATMs, of which 1,096 are owned by the Company and 191 are owned by banks but operated by the Company.

     Euronet has expanded its outsourcing services to include not only the operation of existing ATMs owned by banks, but also the installation and management of Company-owned ATMs for banks in their branches or off-site locations. Both types of outsourced management agreements involve the operation of ATMs in return for monthly management fees or a guaranteed monthly level of transaction fees, ensuring a certain level of return for the Company.

     On December 2, 1998, the Company acquired ARKSYS, Inc. ("ARKSYS") a
U.S. company which produces electronic payments systems software for retail banks. With the acquisition of ARKSYS, the Company can now offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to point-of-sale ("POS"), credit and debit card operations and internet and PC banking. The complementary businesses of Euronet and ARKSYS present strong cross selling opportunities within the Company's now combined customer base.

STRATEGY

     The Company believes that development of its ATM network in markets which demonstrate the required revenue potential for Euronet will remain a core business strategy of the Company. Nonetheless, the development of Euronet's outsourced management solutions will be a primary focus for 1999. The Company believes that expansion of the number of bank-owned ATMs under management agreements and the number of Company-owned ATMs with guaranteed revenue levels will mitigate the negative impact of increases in the total cost of rolling out its ATM network in new and developing markets. The Company also intends to expand management solutions beyond ATMs to include card management, POS terminal management and internet banking. These services will be supported using ARKSYS software products.

     It is management's intention to offer ARKSYS software products as an integral part of the Company's product lines. In addition, the Company intends to use its expertise, including the experience of the Company's CEO, Michael J. Brown, founder of Innovative Software and former President and CEO of the software company Informix, to expand and enhance the software business of ARKSYS.

     The Company will thus develop and market itself around three integrated business units: Proprietary ATM Network, Software Solutions and Outsourced Management Solutions. These three business units relate to the "front-end" business of retail banks, which includes a bank's management of payment cards, ATMs, POS devices, internet banking and telephone banking. This will allow the Company to provide bank customers the choice of completely outsourcing their "front-end" business to the Company using the Company's ARKSYS software to manage their system in-house or utilizing a tailor-made mixture of the business units.

     The initial response of customer banks in Central Europe, where the Company has its strongest presence, to this new integrated solution approach has been quite positive. The timing of the full introduction, or material expansion, of these services will in part depend on the demands of the customers in the financial service sectors and also depend on the Company's presence and ability to deliver such services in a given market.

PROPRIETARY ATM NETWORK BUSINESS

Network operation

     At December 31, 1998 and 1997 the Company operated (or, in the case of Germany, serviced) the following number of ATMs:

                                                 1998       1997
                                               ---------  ---------
Hungary                                           528        332
Poland                                            425        306
Germany                                           197         39
Croatia                                            68         16
Czech Republic                                     50          0
France                                              2          0
United Kingdom                                      1          0
-------------------------------------------------------------------
TOTAL                                           1,271        693

     By February 28, 1999, the number of ATMs operated (or, in the case of Germany, serviced) by the Company had risen to 1,287.

     The major source of revenue generated by the Company's ATM network is transaction revenue, However, revenue sources also include advertising revenue and driving contract revenue. In the future, it is expected that ARKSYS will generate other sources of revenue, such as consultancy services and training revenues.

     For the years ended December 31, 1998 and 1997 ATM network revenue by country was:

                                                     1998              1997
                                              ----------------  ----------------
                                                        (in thousands)
Hungary                                           $  5,936            $4,562
Poland                                               2,787               663
Germany                                              2,394                65
Croatia                                                335                 0
Czech Republic                                          69                 0
France                                                   2                 0
United Kingdom                                           2                 0
--------------------------------------------------------------------------------
TOTAL                                              $ 11,525           $5,290

     In March 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATMs in Germany and 35 ATMS in inventory. The purchase price for this established ATM network was DM 12.2 million (USD 6.7 million). Under the agreement, Euronet will receive monthly fees based on revenues realized from the ATMs, less certain expenses and management fees payable to Service Bank. The risks and rewards of ownership of the ATM network transfer to Euronet on January 1, 1999, and revenues and expenses from the operation of the ATM network will accrue to Euronet from that date. The acquisition will be accounted for using the purchase method whereby the purchase price will be allocated to the underlying assets based on the proportionate share of fair value on the date of acquisition and any excess to goodwill. The revenues generated from these additional ATMs combined with Euronet's existing network will make Germany the Company's largest market in terms of ATM revenues.

     Through the acquisition of ARKSYS, the Company also now owns 33 1/3% of EFT Network Services, Inc., an ATM network located in Arkansas in the U.S. This network comprises 179 ATMs as of February 28, 1999.

     Through agreements ("Card Acceptance Agreements") and relationships established with local banks, international credit and debit card issuers ("Card Issuers") and associations of card issuers such as American Express, Diners Club International, VISA, Mastercard and EUROPAY (together "International Card Organizations"), the Company's ATMs are able to process ATM transactions for holders of credit and debit cards issued by or bearing the logos of such banks and International Card Organizations.

     In a typical ATM transaction processed by the Company, the transaction is routed from the ATM to the Company's central processing center in Budapest (the "Processing Center"), and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. Authorization of ATM transactions processed on the Company's ATMs is the responsibility of the card issuer.

     The Company receives payment of a transaction processing fee from the card issuer, even for certain transactions that are not completed because they are unauthorized. The fees charged by the Company to the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. In many cases, the fee charged by a card issuer to a cardholder in connection with a transaction processed at Euronet's ATMs is less than the fee charged by Euronet to the card issuer. The Company itself does not charge cardholders a fee for using its ATMs, except in the UK, where there is surcharge fee of one British pound on each cash withdrawal transaction.

     The Company monitors the number of transactions made by cardholders on its network. These include cash withdrawals, balance inquiries, deposits and certain denied (unauthorized) transactions. Certain transactions on the Euronet network are not billable to banks, and these have been excluded for reporting purposes. The average number of transactions processed each month at Euronet's ATMs over its entire network increased on average approximately 26% per month in 1996, 13% in 1997, and 7% in 1998. The number of transactions processed grew from approximately 850,000 in January 1998 to approximately 2 million in December 1998, and totaled approximately 15.5 million for the year.

     The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at that location. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for varying periods of from three to twelve months, depending upon the market, after installation as consumers become familiar with the location of the machine. Because the Company is continuing to build out its ATM network rapidly, the number of newly installed machines is relatively high in proportion to older machines. The Company anticipates that the number of transactions per machine will increase as the network matures and card issuance continues.

     The Company believes that the location of ATMs is one of the most important factors in determining the success of an ATM network. As part of its strategy to establish ATM sites that provide high visibility and cardholder utilization, the Company identifies major pedestrian traffic locations where people need quick and convenient access to cash. Key target locations for the Company's ATMs include (i) major shopping malls, (ii) busy intersections, (iii) local smaller shopping areas offering grocery stores, supermarkets and services where people routinely shop, (iv) mass transportation hubs such as city bus and subway stops, rail and bus stations, airports and gas stations, and (v) tourist and entertainment centers such as historical sections of cities, cinemas, and recreational facilities.

     Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, the Company has invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. The performance and cash positions of the Company's ATMs are monitored centrally around the clock, and local operations and maintenance contractors are dispatched to service the machines. The Company's ATMs in all markets except Germany and the UK are linked by satellite or land based telecommunications lines to the Company's central Processing Center in Budapest.

     The Euronet Network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. The Company is developing added value services in addition to basic cash withdrawal and balance inquiry transactions (such as bill payment and "mini-statements") and will implement additional services as markets develop.

     In May 1996, the Company began to sell advertising on its network. Advertising clients can put their advertisements on the video screens of Euronet's ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs.

     The Company's ATMs are modular and can be upgraded with new technologies such as the capacity to read and re-charge computer chip "smart cards."

     The Company believes that the level of services it provides and the location of its ATMs make it an attractive service provider to banks and International Card Organizations. By connecting to the Company's network, local banks can offer their customers the convenience of ATM services in numerous off-site locations without incurring additional branch operating costs. In addition, the Company believes that the services it provides permit it to capitalize on the increase in bank account usage and credit and debit card issuance in Central Europe as demand for banking services continue to grow in the region.

Card Acceptance Agreements

     The Company's Card Acceptance Agreements with banks generally provide that all credit and debit cards issued by the banks may be used at all ATM machines operated by the Company in a given market. The Card Acceptance Agreements allow Euronet to receive transaction authorization directly from the card issuing bank or International Card Organization. Card Acceptance Agreements generally provide for a term of two to five years and are automatically renewed unless notice is given by either party prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. The Company generally is able to connect a bank to its network within 30 to 90 days of signing a Card Acceptance Agreement. The cash needed to complete transactions is either provided by Euronet or by the Bank customer, depending upon the terms of the relevant agreement. The Company maintains insurance in respect of cash while it is in its ATMs.

     The ATM transaction fees charged by Euronet under its Card Acceptance Agreements vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, deposits and transactions not completed because authorization is not given by the relevant card issuer) and the quantity of transactions attributable to a particular card issuer. The transaction fee charged to card issuers for cash withdrawals under Card Acceptance Agreements, on average for 1998, was approximately $0.70 per transaction, while transaction fees for the other types of transactions that can currently be processed on Euronet's ATMs are generally substantially less.

     The Card Acceptance Agreements generally provide for payment in local currency but transaction fees are denominated in U.S. dollars or inflation adjusted. Transaction fees are billed on terms no longer than one month. The Company's agreement with Service Bank in Germany to manage and install ATMs provides for fees similar to those paid with respect to Card Acceptance Agreements.


COST OF ATM OPERATION

      The components of the direct costs of operating ATMs for the years ended December 31, 1998 and 1997 were:

                                         1998   1997
                                        ------ ------
                                        $'000  $'000

     ATM communication                  3,323  1,586
     ATM cash filling and interest
      on network cash                   2,415    665
     ATM maintenance                    1,538    477
     ATM site rental                      914    221
     ATM installation                     721    212
     Other                              1,125    556
                                      -------  -----

                                       10,036  3,717
                                      =======  =====

     The cost of operating ATMs reported in total in each quarter in 1998 included the depreciation of ATMs. Such depreciation has been reclassified for the year to December 31, 1998 within the total depreciation charge. Reclassified depreciation of ATMs has been:

                                      $'000
     Quarter to March 31, 1998          836
     Quarter to June 30, 1998           704
     Quarter to September 30, 1998      985
     Quarter to December 31, 1998     1,077
                                      -----

     Year to December 31, 1998        3,602
                                      =====

     The cost of operating ATMs varies from country to country. On a per ATM or transaction basis, statistics are dependent on the proportions of fixed and variable cost, and therefore the stage of development of a new country market, the number of ATMs in that market, and the number of transactions. While Euronet is expanding its network through Europe, particularly in the less developed markets in Central Europe, the cost of ATM operation will be high relative to transaction revenue. As the number of cards issued by banks increases in Central Europe, and local economic development accelerates, the proportion of revenue consumed by the cost of operating ATMs will fall.

     The Company intends to improve the ratio of cost of operating ATMs to revenue, which is higher in the Company's development stage, by continuing to seek the acquisition of mature ATMs on terms which provide positive revenue, net of cost of operation.

OUTSOURCED MANAGEMENT SOLUTIONS

     The Company offers complete ATM network management services to banks that operate their own ATM networks. The ATM network management services provided by the Company include management of an existing network of ATMs or development of new ATM networks on a complete turn-key basis. This includes 24 hour monitoring from its Processing Center of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. These services also include real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24 hour customer services, maintenance services, settlement and reporting. The Company already provides many of these services to existing customers and has invested in the necessary infrastructure. As a result, agreements for such ATM network management services ("ATM Management Agreements") provide additional revenue with lower incremental cost.

     The Company's agreements to provide ATM management services, other than in Germany, are expected to provide for monthly management fees plus fees payable for each transaction. Therefore, the transaction fees under these agreements are expected to be generally lower than under Card Acceptance Agreements.

     In addition to transactions over its network, the Company is developing services which are complementary to, or promote, ATM transactions. The Company offers a new card issuance product, referred to as the "Blue Diamond." This product combines IBM hardware and ARKSYS software, and is intended to permit banks rapidly to implement card issuance programs. In exchange for a fee, Euronet acts as a consultant in connection with the installation of the hardware and software necessary to implement an ATM processing network and assists banks in issuing credit and debit cards to their account holders. The Blue Diamond system interfaces automatically with Euronet's ARKSYS network software and facilitates acceptance on the Euronet network of transactions by the cards issued in connection with the Blue Diamond service. The market for this product appears to be strongest among banks wishing to issue a small number of cards or to initiate their first card programs. The Company's primary motivation in the development of this program is to promote the issuance of cards by banks, which ultimately may be used on Euronet's network.

ACQUISITION OF ARKSYS AND SOFTWARE SOLUTIONS

     On December 2, 1998, the Company completed the acquisition of ARKSYS, the key upstream software provider to Euronet's ATM transaction processing center in Central Europe. Previously, ARKSYS was a privately held corporation, with three principal stockholders and 30 past and present employee stockholders.

     ARKSYS was founded in 1972 by John G. Chamberlin, in Little Rock, Arkansas, U.S.A. ARKSYS began as a local custom IT project company. In 1980 and 1981 it connected an ATM to an IBM S/36 processor and developed expertise in such connections. As banks began to connect to various networks in the U.S., ARKSYS developed software and implemented solutions for such connections and implemented a card management system. Through the 1980's and 1990's, ARKSYS continued to expand its electronic financial transaction ("EFT") solutions for financial services customers, with telephone banking, item processing, remittance, branch teller and related solutions, for the IBM mid-range platform.

     In 1988, IBM introduced the AS/400 processor, which has become the most popular multi-user processor. Many multinational banks currently use the AS/400 hardware and ARKSYS software systems. ARKSYS now supplies ATM, card management, POS, and/or internet banking systems to ABN-AMRO, CIBC, Bank of Nova Scotia, ING, Bank of America and other multinational institutions. By 1998, ARKSYS had grown to over 130 employees and 150 active customers, in 60 countries. The most active markets are Central Europe, the Middle East and the Caribbean. No one customer or customer grouping accounts for 10% or more of revenue.

     Other suppliers have serviced the software requirements of large mainframe systems and UNIX based platforms. Recently, ARKSYS has begun to expand into the supply of software services for large mainframe operations. Competition for ARKSYS software exists internationally in the form of larger multinational companies, who service the requirements of a range of platforms, and regionally, in smaller or similar-sized companies, who specialise in the IBM AS/400 platforms. The Company believes, however, that it is now the primary supplier of ATM network software for the IBM AS/400 platform.

     ARKSYS offers an integrated suite of card and retail transaction delivery applications. The core systems provide for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces, settlement and management of the system. Front-end systems support ATM management, POS management, telephone banking, internet banking, kiosks, and workstation authorization. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. ARKSYS also offers Goldnet, a shared EFT network solution that allows the formation of an independent gateway network. Euronet uses Goldnet for its EFT requirements in eight countries in Europe.

     As a result of the acquisition of ARKSYS, the Company has the capacity not only to service a full range of the individual demands of its customers, but also to supply software and management systems for credit card operations, internet and intranet banking, including bill payment through its ATM network and POS terminal management and reporting and to supply a full range of consultancy services where required by software customers. The timing of the full introduction, or material expansion, of these services will in part depend on the demands of the customers in the financial, retail and service sectors, particularly in Central Europe. Although the commercial success of these services will be dependent on the Company's customer banks' desire to issue and support transactions on debit or credit cards, the Company anticipates continuing demand for ARKSYS products, particularly in Central Europe and other emerging markets.

SOFTWARE SALES BACKLOG

     The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and its customers and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million, at February 28, 1999 the revenue backlog was $4.9 million. The increase in backlog results principally from growth in ARKSYS sales since the acquisition and the adoption of revenue recognition policies in ARKSYS which tie revenue recognition to the delivery of software. It is management's intention to focus on delivery and implementation of software in an effort to reduce backlog while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

TECHNOLOGY AND PROCESSING FACILITIES

ATM Hardware

     The Company uses IBM/Diebold and NCR ATMs. It currently has long term contracts with these manufacturers to purchase ATMs at contractually defined prices which include tiered quantity discounts. However, there are no contractually defined commitments with respect to quantities to be purchased accept a committment in the UK to purchase GBP 2.5 million of machines from NCR. Because Euronet is one of the largest purchasers of new ATMs in Europe, it has substantial negotiating leverage with ATM manufacturers and believes it has received favorable prices as compared with lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides Euronet customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The Company's ATMs are modular and upgradable so that they can be adapted to provide additional services in response to changing technology and consumer demand. In many respects, Euronet's ATMs are more technologically advanced and more adaptable than many older ATMs in use in more developed ATM markets. This allows the Company to modify its ATMs to provide new services without replacing its existing network infrastructure.

Telecommunications

     Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM is connected to Euronet's Processing Center through satellite or land-based telecommunications. Because the Company strives to ensure western levels of reliability for its network, it currently relies primarily on satellite telecommunications for ATM connections to its Processing Center. Except in Germany, France and the UK, all ATMs in the network are linked through VSAT telecommunications to the Processing Center, and the Processing Center is, in most cases, linked by VSAT telecommunications to the Card Issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99% of the time. ATMs in France are linked to the Processing Center by land telephone lines.

     The Company continually strives to improve the terms of its agreements with its telecommunications providers and has entered into multi-country agreements with lower rates for service. In this regard, new agreements are negotiated periodically with the Company's VSAT suppliers, establishing a lower communication cost per ATM which takes into account the Company's growth in volume.

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

Processing Center

     The Processing Center, which is located in Euronet's Budapest office, is staffed 24 hours a day, seven days a week and consists of two production IBM AS/400 computers which run the ARKSYS Gold Net ATM software package, as well as a real time back up AS/400. The back up machine provides high availability during a failure of either production AS/400. The Processing Center also includes two AS/400's used for product and connection testing and development. The ARKSYS software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The Processing Center's computers operate Euronet's ATMs and interface with the local bank and international transaction authorization centers.

     To protect against power fluctuations or short-term interruptions, the Processing Center has full uninterruptable power supply systems with battery back-up to service the network in case of a power failure. The Processing Center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The Company has contracted for backup of its VSAT hub in Hungary with a fully functional site in Germany. The transfer to this communications site can be made in less then three hours.

     The Company is formulating plans to create an off-site disaster recovery back up AS/400 system to provide protection against both natural and man-made disasters.

COMPETITION

Proprietary ATM Network

     Competitive factors in the Company's business are network availability and response time, price both to the card issuer and to its customers, ATM location and access to other networks. Principal competitors of the Company include ATM networks owned by banks. Larger banks, in particular, may be able to develop their own network of ATMs. Because banks control the relationship with their cardholders, they may promote the use of their own ATM networks by charging through to customers a higher fee for use of the Euronet network. The Company seeks to counter such charging by contractual provisions and offering additional services (such as bill payment) to the banks and their customers.

Outsourced Management Solutions

     Certain national networks consisting of consortiums of banks and companies in various markets compete with the Company in offering outsourced management solutions. In the Czech Republic, ISC MUZO (formed by a consortium of four banks) offers ATM driving and switching services in addition to POS services to Czech banks. PolCard in Poland (formed by a consortium of 11 banks) provides POS services, card management services, switching services, and ATM driving services to customer banks. The Company Processing Center is connected to PolCard and ATM transactions may be switched from PolCard to and from Euronet. In Hungary, certain banks established a jointly owned company in 1989, called Giro Bankcard Rt., to develop a central switch for ATM transactions which would permit those banks to switch transactions among themselves in a fashion similar to Euronet. However, the membership in this company has been limited to four banks and during 1997, the Company has established direct connections to two of the member banks, Postabank and Mezobank. As a result of the Company's connection, transactions for these banks no longer transit through the Giro Bankcard system.

     In France, the company ATOS provides ATM management services, and it therefore competes with the Company in that market. In Germany the Company's competitors include EDS, Seimens Business Solutions and NCR.

Software

     The primary competitive factors in ARKSYS's software and programming market are the ability to deliver products and services in a timely fashion, product performance, product customization, local customer support and installation, the interoperability of the products with other customer software and the total system cost.

     ARKSYS's primary domestic and international competitors include ACI, CFI ProServices, Digital Insight, Edify, Equifax, Goldleaf, IFS, Interlink, Nfront, Oasis Technology, Online Resources, PaySys International, Q-up, RS/2, S2 Systems, Sema Group, SLM Software, Tallyho Systems and USSI.

SUMMARY OF MARKET ACTIVITY

Hungary.

     The Company began its operations in Hungary in 1994 and the first ATM was installed in June 1995. It is the Company's most developed Central European market.

     In 1998, the total number of ATMs operated by Euronet in Hungary increased by 196, or 59%, from 332 ATMs as of December 31, 1997 to 528 ATMs as of December 31, 1998. As of February 28, 1999, the Company was operating a total of 534 ATMs in Hungary: 361 as part of its own proprietary network, and 173 ATMs owned by Budapest Bank. This represents over 28% of the total number of ATMs in Hungary. At February 28, 1999, the Company had Card Acceptance Agreements and/or outsourced management agreements with 10 financial institutions in Hungary.

     As of February 28, 1999, Euronet's ATMs in Hungary accept virtually all of the cards issued in Hungary and all major international credit and debit cards, including Visa, Europay/MasterCard, American Express and Diners Club International cards.

     On July 27, 1998 OTP Bank terminated its agreement with Euronet. As a result of this termination, the Company disabled its direct connection with OTP's authorization center and began accepting OTP cards through the Company's Visa and Europay gateways. OTP increased the fee charged by OTP to its cardholders to use the Company's ATMs to the same level as that charged to other banks' cardholders. The transaction volume from OTP cardholders decreased in the months following the termination but the impact of the termination of this agreement overall on the Company's revenues has not been significant.

Poland.

     The Company began its operations in Poland in 1995 and the first ATM was installed in December 1995.

     In 1998, the total number of ATMs operated by Euronet in Poland increased by 119 or 39% from 306 ATMs as of December 31, 1997 to 425 ATMs as of December 31, 1998. As of February 28, 1999, the Company was operating a total of 425 ATMs in Poland: 409 as part of its own proprietary network, and 16 ATMs owned by BWR. This represents 18% of the total number of ATMs in Poland. At February 28, 1999, the Company had Card Acceptance Agreements and/or outsourced management agreements with 12 financial institutions in Poland.

     As of February 28, 1999, Euronet's ATMs in Poland accept approximately 80% of the cards issued in Poland and all major international credit and debit cards, including Visa, Europay/MasterCard, American Express and
Diners Club International Cards.

Germany.

     In Germany, the Company has signed an agreement with Service Bank under which it provides ATM services, including ATM network development, maintenance and monitoring. Under this Agreement, Euronet receives monthly fees based on revenues realized from the ATMs, less certain fees and expenses payable to Service Bank. To comply with German regulations, the Company processes transactions in Germany through a contractor, rather than through its Processing Center in Budapest.

     The Company first began providing services with respect to Service Bank ATMs in May 1997. In 1998, the total number of ATMs serviced by Euronet in Germany increased by 158 or 405% from 39 ATMs as of December 31, 1997 to 197 ATMs as of December 31, 1998. As of February 28, 1999, the Company serviced 199 ATMs.

     In March 1999 the Company consummated an agreement with Service Bank to acquire its existing network of 252 installed ATMs and 35 ATMs in inventory. The agreement also provides that Euronet and Service Bank will cooperate in expanding the ATM network and promoting the delivery of new services over the network. The new agreement with Service Bank extends the term of the existing arrangements under which Euronet has been providing services to Service Bank to December 31, 2003, and brings the total number of ATMs serviced by the Company in Germany at the end of March 1999 to 453.

     Due to German interbank switching arrangements, Service Banks's ATMs managed by Euronet in Germany are able to accept virtually 100% of cards issued in Germany, including all Visa, Europay/MasterCard and American Express cards.

Croatia.

     The Company began its operations in Croatia in 1997 and the first ATM was installed in December 1997.

     In 1998, the total number of ATMs operated by Euronet in Croatia increased by 52 or 325% from 16 to 68 ATMs as of December 31, 1998. As of February 28, 1999, the Company was operating a total of 69 ATMs in Croatia, all of which are part of its own proprietary network. This represents 20% of the total number of ATMs in Croatia. At February 28, 1999, the Company had Card Acceptance Agreements with three financial institutions and two international card issuers in Croatia. In addition, one bank customer in Croatia has purchased the Company's Blue Diamond turn-key card issuance system.

     As of February 28, 1999, Euronet's ATMs in Croatia accept approximately 26% of the cards issued in Croatia, including all American Express, Diners Club International, and certain proprietary bank cards. The Company is seeking to increase the percentage of total card base which can be used at Euronet's ATMs.

Czech Republic.

     The Company began its operations in the Czech Republic in 1997 and its first ATM was installed in February 1998.

     In 1998, the total number of ATMs operated by Euronet in the Czech Republic increased from zero at the start of the year to 50 by year end. As of February 28, 1999, the Company was operating a total of 52 ATMs in the Czech Republic, all of which are part of its own proprietary network. This represents 4% of the number of ATMs in the Czech Republic. At February 28, 1999, the Company had a Card Acceptance Agreement with one financial institution in the Czech Republic, Bank Austria/ Creditanstalt, which serves as the Company's Visa sponsor bank.

     As of February 28, 1999, Euronet's ATMs in the Czech Republic accept approximately 35% of the cards issued in the Czech Republic, including all Visa logoed cards. The Company is seeking to increase the percentage of total card base which can be used at Euronet's ATMs.

France.

     The Company established its office in France in December 1997 and brought its first ATM there live in September 1998. In France, the Company is pursuing a strategy to place a select number of ATMs in highly profitable off-bank locations. In addition, the Company is seeking outsourced ATM management service customers.

     As of December 31, 1998, Euronet was operating two newly installed ATMs in France under an outsourced management agreement. The Company's Processing Center in Budapest has been certified by the French national switch, GIE Carte Bancaire. At February 28, 1999, the Company had Card Acceptance Agreements with two financial institutions in France.

     As of February 28, 1999, Euronet's ATMs in France accept virtually all the cards issued in France, including all Visa and Europay/MasterCard logoed cards.

United Kingdom

     The Company signed a sponsorship agreement with the British bank Woolwich plc, which provides access to Link, the national switch of the UK in December 1998. The Company brought its first ATM in the UK live the same month. The, UK ATM market offers significant opportunities to place a select number of ATMs in highly profitable off-bank locations and "surcharge" a fee of one British pound on each cash withdrawal transaction. As of February 28, 1999, the Company was operating a total of 6 ATMs in the United Kingdom, all of which are part of its own proprietary network.

     As of February 28, 1999, Euronet's ATMs in the United Kingdom accept virtually all the cards issued in the United Kingdom, including all Visa and Europay/MasterCard logoed cards.

Romania.

     The Company established a representative office in Romania in December 1997. The Company currently has two customers for ARKSYS software in Romania and it is actively marketing outsourcing solutions to the Romanian market.

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

     However, Euronet's roll out of ATMs, its development of new products and individual bank connections and its expansion into new markets creates a substantial need to increase existing staff on many levels. The Company requires skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. Euronet has expanded its systems department to add new technical personnel and has recruited strong business leadership for new markets. In addition, the need to ensure consistency in quality and approach in new markets and proper coordination and administration of the Company's expansion, has lead the Company to recruit additional staff in the areas of financial analysis, project management, human resources, communications, marketing and sales. The Company has a program of continual recruitment of superior talent whenever it is identified and ongoing building of skill for existing staff. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of ARKSYS's business in particular depends upon the ability to hire and retain as employees highly qualified computer engineers and programmers. Competition for such employees in the United States is particularly intense at the present time.

     It is the Company's policy to remunerate key employees in part based on the attainment of defined goals, including primarily the achievement of improved results of the Company.

     As of December 31, 1998 and December 31, 1997 respectively the Company and its subsidiaries had the following numbers of employees:

                                                     1998          1997
                                                 ------------  ------------
Hungary                                               79           79
Poland                                                45           73
Croatia                                               14            9
Czech Republic                                         9            7
Germany                                               12            8
France                                                 6            2
Romania                                                5            -
United Kingdom                                         4            -
USA                                                   10            -
USA - ARKSYS                                         147           N/a
---------------------------------------------------------------------------
Total                                                331           178

     The Company has created a central head office organization in Budapest which is independent of the Hungarian country operations and dedicated to overall management of the Company's business. It has also established a corporate office in Overland Park, Kansas. None of the Company's or its subsidiaries' employees are currently represented by a union. The Company has never experienced any work stoppages or strikes.

GOVERNMENT REGULATION

     The Company has received interpretative letters from the Hungarian Bank Supervisory Board and the Polish National Bank to the effect that the business activities of the Company in those jurisdictions do not constitute "financial activities" subject to licensing. In addition, the Company has received advice to the effect that its activities in each of its other markets do not currently require it to obtain banking licenses. Any expansion of the activity of the Company into areas which are qualified as "financial activity" under local legislation may subject the Company to licensing, and the Company may be required to comply with various conditions in order to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity of the Company as currently conducted might change in the future. The Company monitors its business for compliance with applicable laws or regulations regarding financial activities.

     Under German law, ATMs in Germany may be operated only by licensed financial institutions. The Company, therefore, may not operate its own ATM network in Germany and must act, under its agreement with Service Bank, as a subcontractor providing certain ATM-related services to Service Bank. As a result, the Company's activities in the German market currently are entirely dependent upon the continuance of the agreement with Service Bank, or the ability to enter into a similar agreement with another bank in the event of a termination of such agreement. As part of the recent ATM acquisition from Service Bank the term of that agreement was extended to December 31, 2003. The inability to maintain such agreement or to enter into a similar agreement with another bank upon a termination of the agreement with Service Bank could have a material adverse effect on the Company's operations in Germany.

YEAR 2000 COMPLIANCE

     The Company depends on hardware and software systems to provide services to its customers, to maintain substantially all of its internal operations, and for the maintenance of on-line computer links to its bank customers, whose software systems are relied upon to deliver transaction authorization requests. As part of the program to obtain confirmation of year 2000 compliance, the Company has identified the following specific areas of its, or its bank customers' business, that are affected by year 2000 considerations:

- The Company's central processing center in Budapest, which uses ARKSYS and vendor software and AS/400 hardware.
-  Firmware and operating systems in each ATM ("ATM Firmware and Software").
- Vendor and internally generated software which is used in the Company's country operations.
- Software and hardware used to support the financial reporting and accounting systems of the Company.
- Software and hardware used by the Company's bank customer to authorize transactions.
- Year 2000 readiness of subcontractors performing telecommunications, driving, monitoring and operating services.

Central Processing Center.

     The Company has received written confirmation from IBM that the Company's current version of the AS/400 operating system is Year 2000 compliant. As of March 28, 1999 the Company has upgraded all versions of its ARKSYS software to the year 2000 compliant release 1.4.

ATM Firmware and Software

     IBM and NCR from which the Company purchases its ATMs, have supplied information regarding Year 2000 compliance. Approximately 500 IBM and 250 NCR machines require upgrade at an expected cost of approximately $500 per ATM, for a total project cost of approximately $375,000. The required changes for both the IBM and NCR ATM's has been made and tested. The NCR software package has been distributed and will be installed in April through June of 1999. The IBM package has been tested and installed in several production machines. Final roll out will begin in April and is expected to be completed by June 1999.

Vendor and Internal Software used in the Company's subsidiaries

     All standard vendor or internal software, provided for use in the country operations by the Company's internal software group (the "IS Group") is year 2000 compliant. Where some of the Company's subsidiaries have developed additional software locally this has been inventoried and is being reviewed for compliance, and will be replaced by standard products provided through the IS Group. Any necessary upgrading and testing of all Company software used in all entities is expected to be completed by June 1999. The cost of any such upgrades is expected to be immaterial.

Software used in Financial and Accounting Systems

     The majority of the Company's internal financial analysis tools have been built internally, using Microsoft Access and Microsoft Excel, and are Year 2000 compliant. The Company's primary financial reporting software (Scala 5.0) has been updated for compliance, tested and implemented.

Software and Hardware used by the Company's Bank Customers to Authorize Transactions

     The Company has contacted each Bank customer in writing requesting certification of its transaction authorization software for Year 2000 readiness, and advising that the Company will be required to unilaterally cease support for any connection which is unable to continue processing. The Company has offered the use of its test center to verify ability to authorize transactions into the year 2000. In addition, the Company has offered the opportunity to place "stand-in" authorization files at the Company's computer center, against the event of difficulty with the customer's in-house software.

     The Company's revenues could be materially and adversely affected if a material number of the Company's bank customers are unable to process transactions into the year 2000. The Company continues to assess and monitor the potential impact of the advent of year 2000 as it receives replies to its request and suggestions.

     The Company has established a testing program with regard to all of its major card association gateways (Visa, Europay, Mastercard, American Express, Diners Club) which is anticipated to be completed by July 1999.

Year 2000 compliance of subcontractors providing telecommunications driving, switching and authorization services.

     The Company relies on telecommunications providers in each market and has retained subcontractors in Germany, France and the UK to perform the majority of ATM services it provides. Each of these subcontractors has been required to provide written certification of year 2000 compliance. In the absence of such assurances the Company will survey alternative providers.

Contingency plan.

     The Company is confident that its own systems are or will be ready to process transactions and maintain uninterrupted operations into the year 2000, and therefore a contingency plan is likely to be limited to providing for the software and hardware problems of bank customers, which can only be accurately defined following the supply of information requested from them, described above.

PREPARATION FOR THE INTRODUCTION OF THE EURO

     From January 1, 2002, eleven of the fifteen member countries of the European Union are scheduled to issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002 these eleven participating countries, and other member countries who so elect, will withdraw all bills and coins denominated in their sovereign currencies, which will no longer be legal tender.

     The Company must be able to dispense euro cash in its networks from January 1, 2002, and may have to dispense both euro and the sovereign currencies between January 1, 2002 and July 1, 2002. The Company's networks in Germany, France and potentially the UK will be affected in this regard. The Company's ATMs are able to dispense various national currencies and will be able to dispense the euro without hardware modification. A single currency across these countries may provide opportunities for operating efficiencies and should reduce foreign exchange exposure.

     The Company continues to assess the potential impact of the euro in terms of its effect on competition, currency risk, and additional costs, but does not currently believe that the adoption of the euro will have a material adverse effect on its business.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held by each of the Executive Officers of the Company are as follows:

Name                      Age      Served Since        Position Held
------------------------------------------------------------------------------------------------------
Michael J. Brown          42       June 1994           Chairman, President and Chief Executive Officer
Daniel R. Henry           33       June 1994           Director, Chief Operating Officer
Dennis H. Depenbusch      35       May  1995           Vice President
Bruce S. Colwill          34       May  1996           Chief Financial Officer and Chief Accounting Officer
                                                       (Resigned February 1999)
Richard P. Halka          39       February 1999       Acting Chief Financial Officer and Chief Accounting Officer
Jeffrey B. Newman         44       January 1997        Vice President and General Counsel
Anthony M. Ficarra        57       January 1998        Vice President and Chief Information Officer
Ronald Ferguson           49       December 1998       Vice President, President of ARKSYS

ITEM 2.   PROPERTY.
------------------

     The Company's executive offices and Processing Center are located in Budapest. The Company also maintains offices in Europe in Warsaw, Zagreb, Prague, Berlin, Paris, Bucharest and London; and in the U.S. in Little Rock, Arkansas; Orlando, Florida; and Overland Park, Kansas. All of the Company's offices are leased. The Company's office leases provide for initial terms of 24 to 60 months.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

     The Company is not currently involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
--------------------------------------------------------------

          Not applicable.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     Market Information. Since March 1997, the Common Stock has been listed on The Nasdaq Stock Market under the symbol EEFT. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:

        Quarter                High        Low
        -------                ----        ---

   1998 First                  13.25       6.50
        Second                  7.50       3.75
        Third                   4.50       1.81
        Fourth                  4.00       2.13

     Dividends. Since the Company's inception, no dividends have been paid on the Common Stock.

     Holders. As of December 31, 1998, there were approximately 100 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

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

                                                                                                                       For the
                                                                                                                     period from
                                                                                                                         June
                                                                                                                       22, 1994
                                                                                                                     (inception)
                                                                                                                       through
                                                                     Year ended December 31,                         December 31,
                                                           ------------------------------------------------------   -------------
                                                               1998          1997          1996           1995          1994
                                                           -----------   -----------   ------------    ----------   -------------
                                                                      (in thousands, except share and per share data)
Consolidated Statements Of Operations Data:

Revenues:
     ATM network and related revenue.....................  $    11,525   $     5,290   $      1,261     $      62      $      --
     Software, maintenance and related revenue...........          356            --             --            --             --
                                                           -----------   -----------   ------------     ---------      ---------
          Total revenues.................................       11,881         5,290          1,261            62             --


Operating expenses:
     Operating costs.....................................       10,036         3,717            827           414             --
     Salaries and benefits...............................        9,723         3,796            989           452             49
     Selling, general and administrative.................        8,650         4,468          2,459         1,032            184
     Depreciation and amortization.......................        4,955         1,731            481           133              5
     In-process research and development write-off ......        1,020            --             --            --             --
     Share compensation expense .........................          108           108          4,172            --             --
                                                           -----------   -----------   ------------     ---------      ---------

          Total operating expenses.......................       34,492        13,820          8,928         2,012            238
                                                           -----------   -----------   ------------     ---------      ---------

          Operating loss ................................      (22,611)       (8,530)        (7,667)       (1,950)          (238)

Other income/expenses:
     Interest income.....................................        2,514         1,609            225           126             12
     Interest expense....................................       (7,826)       (1,152)          (378)         (107)            --
     Foreign exchange (loss)/gain, net...................       (1,911)            8            (79)         (158)            (2)
                                                             ---------   -----------   ------------     ---------      ---------

Loss before income tax (expense)/benefit.................      (29,834)       (8,065)        (7,899)       (2,089)          (228)
Income tax (expense)/benefit.............................       (1,430)          100            323           148             --
                                                             ---------   -----------   ------------     ---------      ---------

Loss before extraordinary item...........................      (31,264)       (7,965)        (7,576)       (1,941)          (228)
Extraordinary gain, net..................................        2,889            --             --            --             --
                                                           -----------   -----------   ------------     ---------      ---------
Net loss.................................................      (28,375)       (7,965)        (7,576)       (1,941)          (228)
                                                           ===========   ===========   ============     =========      =========

Loss per share--basic and diluted........................  $     (1.87)  $     (0.64)  $     (15.18)    $   (4.00)     $   (0.66)
                                                           ===========   ===========   ============     =========      =========

Weighted average number of shares
     outstanding.........................................   15,180,651    12,380,962        499,100       423,324        345,553

                                                                                  As of December 31,
                                                       ---------------------------------------------------------------------
                                                           1998          1997          1996           1995          1994
                                                       -----------   -----------   ------------   -----------   ------------
                                                                        (in thousands, except Summary Network Data)

Consolidated Balance Sheet Data:

Cash and cash equivalents.......................       $    55,614     $    7,516    $    2,541      $    411     $   2,036
Restricted cash.................................            12,972            847           152           952            --
Investment securities...........................             3,149         31,944           194            --            --
Other current assets............................            10,295          2,504           605           466           140
                                                       -----------     ----------    ----------      --------     ---------
     Total current assets.......................            82,030         42,811         3,492         1,829         2,176
Net property, plant and equipment...............            33,182         24,088         7,284         2,518           351
Other long-term assets..........................            18,226          3,134         1,158           172            --
                                                       -----------     ----------    ----------      --------     ---------
     Total assets...............................       $   133,438     $   70,033    $   11,934      $  4,519     $   2,527
                                                       ===========     ==========    ==========      ========     =========

Current liabilities.............................       $    18,739     $    9,315    $    2,861      $  1,303     $    105
Obligations under capital leases,
     excluding current installments.............             6,809         11,330         3,834         1,119           --
Notes payable...................................            83,720             --            --            --           --
Other long-term liabilities.....................                --            169           103            --           --
                                                       -----------     ----------    ----------      --------     --------
     Total liabilities..........................           109,268         20,814         6,798         2,422          105
Total stockholders' equity......................            24,170         49,219         5,136         2,097        2,422
                                                       -----------     ----------    ----------      --------     --------
                                                       $   133,438     $   70,033    $   11,934      $  4,519     $  2,527
                                                       ===========     ==========    ==========      ========     ========

Summary Network Data:

Number of operational ATMs at end of period.....             1,271            693           166            53           --
ATM transactions during the period..............        15,467,000      5,758,000     1,138,000        45,000           --


---------------

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

GENERAL OVERVIEW

     The Company operates the only independent, non-bank owned automated teller machine ("ATM") network in Central Europe, as a service provider to banks and other financial institutions. Its principal source of revenue to date has been transaction fees from a growing number of ATMs installed in Hungary, Poland, the Czech Republic, Croatia, France, Germany, and the UK.

     The Company was formed and established its first office in Budapest in June 1994. In May 1995, the Company opened its second office, in Warsaw. During 1997, the Company also opened offices in Berlin, Zagreb, Prague, Paris and Bucharest. In 1998 the Company opened an office in London and acquired Arkansas Systems Inc. with offices in Little Rock, Orlando and Budapest. The Company maintains corporate offices in Kansas City and Budapest.

     To date, Euronet has devoted substantially all of its resources to establishing and expanding its ATM network through the addition of ATMs to its proprietary network and through providing outsourcing management services for Bank owned ATMs . Euronet installed its first ATM in Hungary in June 1995, and at the end of 1995, the Company had 53 ATMs installed. An additional 113 ATMs were installed during 1996 in Hungary and Poland and as of December 31, 1996, the Company's ATM network consisted of 166 ATMs. During 1997 the Company installed a further 527 ATMs to bring the total network to 693 ATMs at December 31, 1997. A further 578 ATMs were added in 1998 to bring the total network size at December 31,1998 to 1,271 ATMs including 1,087 owned by the Company and 184 owned by banks but operated by the Company.

     Euronet has expanded its outsourcing services to include not only the operation of existing ATMs owned by banks, but also the installation and management of Company-owned ATMs for banks in their branches or off-site locations. Both types of outsourced management agreements involve the operation of ATMs in return for monthly management fees or a guaranteed monthly level of transaction fees, ensuring a certain level of return for the Company.

     On December 2, 1998, the Company acquired ARKSYS, a U.S. company which produces electronic payments systems software for retail banks for $17.9 million. This acquisition will significantly affect the Company's sources of revenues and expenses, since it will add significant revenues and expenses from software sales to the Company's ATM operation and outsource ATM management revenues.

     With the expansion of operations, the Company increased the number of its employees from 36 as of December 31, 1996, to 178 as of December 31, 1997 and 331 as of December 31, 1998. The country operations and employee head counts as of December 31, 1998 are as follows: United States (157), Hungary (79), Poland
(45), Germany (12), Croatia (14), Czech Republic (9), France (6), Romania (5), and United Kingdom (4).

     The Company's expansion of its network infrastructure and administrative and marketing capabilities has resulted in increased expenditures. Further planned expansion will continue to result in increases in general operating expenses as well as expenses related to the acquisition and installation of ATMs.

     The Company has derived substantially all of its revenues from ATM transaction fees since inception. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for a substantial amount of its revenues for the foreseeable future. The Company's existing contracts with banks and International Card Organizations provide for reduced transaction fees with increases in transaction volume. As the Company's transaction levels continue to increase, the average fee it receives per transaction will decrease. However, the Company expects that because the decrease in transaction fees is tied to an increase in transactional volume, the overall revenues of the Company should increase despite the fee discounts. However, the Company expects that transaction levels may, however, be negatively impacted if all or a large part of the transaction fees are passed on to cardholders by client banks.

     The transaction volumes processed on an ATM in any given market are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at the location. The Company's experience has been that the number of transactions on a newly installed ATM is initially very low and takes approximately three to twelve months after installation to achieve average transaction volumes for that market. Accordingly, the average number of transactions, and thus revenues, per ATM are expected to increase as the percentage of mature ATMs operating in the Company's network increases.

     The Company sells advertising on its network by putting clients' advertisements on its ATM Screens and the receipts. The Company believes that advertising revenues will increase as it expands its network and continues to market this service. The Company also generates revenues from ATM network management services that it offers to banks that own proprietary ATM networks. The Company believes that revenues from this service will increase in the future.

     The Company has had substantial increases in the level of operations, including ATMs operated and total personnel in 1996, 1997 and 1998. In addition, the Company's acquisition of Arksys in December 1998 significantly changed the nature of the operations by adding an entirely new line of business. As a result, a comparison of the Company's results of operations between such years is not necessarily meaningful.

     The Company's normal recurring expenses consist of: ATM operating costs; salaries and benefits; selling, general and administrative expenses; and; depreciation and amortization. ATM operating costs are generally variable in nature and consist primarily of ATM site rentals, ATM installation costs, maintenance, telecommunications, cash delivery and security services to ATMs and interest on network cash. ATM operating expenses will necessarily increase as the Company's network expands. Salaries and benefits will increase as staff are added with the development of new markets and expansion of existing markets including software sales and installation. While selling, general and administrative expenses and depreciation and amortization expenditures are anticipated to increase with the Company's expansion into new markets and the introduction of new products, these expenses are expected to decrease as a percentage of total revenues.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Revenues

     Total revenues increased to $11,881,000 for the year ended December 31,1998 from $5,290,000 for the year ended December 31, 1997 and from $1,261,000 for the year ended December 31, 1996. The increase in revenues was due primarily to the significant increase in transaction revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 166 ATMs, 693 ATMs and 1,271 ATMs installed at the end of 1996, 1997 and 1998, respectively. Transaction fee revenue represented approximately 89% of total revenues for the year ended December 31, 1998 and 87% of total revenues for the year ended December 31, 1997 and 95% of total revenues for the year ended December 31, 1996.

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

     Other ATM network revenues included in ATM network and related revenue of $934,000, $663,000 and $63,000 for the years ended December 31, 1998, 1997 and
1996 consisted primarily of advertising, revenue, driving contract revenue and other revenue such as consultancy services revenue. The increase during 1998 and 1997 results from the increase in the number of ATMs operated by the Company.

     Software, maintenance and related revenues of $356,000 were realized by ARKSYS is 1998. This amount comprises only revenues for the period December 2, 1998 to the period end.

Operating expenses

     Total operating expenses increased to $34,492,000 for the year ended December 31, 1998 from $13,820,000 for the year ended December 31, 1997 and from $8,928,000 for the year ended December 31, 1996. The increases in both years were due primarily to costs associated with the installation of significant numbers of ATMs and expansion of the Company's operations during the periods. In addition, certain non-recurring non-cash items have been included in operating expenses including: in 1998 a write-off of in-process research and development of $1,020,000; and in 1996 share compensation expense of $4,172,000 relating to the grant of certain employee and management options.

     ATM operating costs, which consist primarily of: ATM installation costs; ATM site rentals; costs associated with maintaining ATMs; ATM telecommunications; interest on network cash and cash delivery and security services to ATMs increased to $10,036,000 for the year ended December 31, 1998 from $3,717,000 for the year ended December 31, 1997 and from $827,000 for the year ended December 31, 1996. ATM depreciation of $3,602,000 in 1998, $1,463,000 in 1997 and $342,000 was previously included with ATM operating costs but has now been included with depreciation and amortization. The increase in ATM operating costs was primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods.

     Salaries and benefits increased to $9,723,000 for the year ended December 31, 1998 from $3,796,000 for the year ended December 31, 1997 and from $989,000 for the year ended December 31, 1996. The increase reflected the increase in employees from 57 to 178 from 1996 to 1997 and from 178 to 331 from 1997 to 1998, as previously discussed.

     Selling, general and administrative related costs increased to $8,650,000, $4,468,000, and $2,459,000 respectively for the years ended December 31, 1998, 1997 and 1996. The increases relate to the expansion of the Company's operations in both years, as previously discussed.

     Depreciation and amortization increased to $4,955,000, $1,731,000, and $481,000 respectively for the years ended December 31, 1998, 1997 and 1996. This increase was due to an increase in the amount of fixed assets subject to depreciation, particularly ATMs.

     In 1998 a non-recurring write-off of in-process research and development of $1,020,000 was recorded. This write-off was based on an independent valuation of intangible assets acquired as part of the ARKSYS acquisition and relates only to projects involving new product research and development.

     In 1996 share compensation of $4,172,000 was recorded, with respect to the grant of certain employee and management options. The non-cash charge, calculated in accordance with Accounting Principles Board Opinion No. 25, represents the difference between the estimated fair market value of the shares underlying such options at the date of option grant and the exercise price. Estimated fair market value at the grant dates in the last quarter of 1996 was assumed to be the cash price for the sale of shares in the next succeeding third party purchase of shares, which occurred in February 1997. With respect to these options, an additional $343,000, is being amortized over the remaining vesting period of such options. Of this amount, $108,000 has been expensed during the years ended December 31, 1998 and 1997.

Other income/expense

     Interest income increased to $2,514,000 for the year ended December 31, 1998 from $1,609,000 for the year ended December 31, 1997 and $225,000 for the year ended December 31, 1996. The increase in 1998 was the result of additional cash available for investment subsequent to receipt in June 1998 of net proceeds of DM 145,125,372 (approximately $81,285,000) from the public offering of 12 3/8% senior discount notes due July 1, 2006. The increase in 1997 was the result of the investments made by the Company in U.S. State and Municipal obligations, Corporate debentures, U.S. Federal Agency and foreign government obligations using the proceeds from the 1997 equity offering.

     Interest expense increased to $7,826,000 for the year ended December 31, 1998 from $1,152,000 for the year ended December 31, 1997 and $378,000 for the year ended December 31, 1996. The increase in 1998 was the result of the issue in June 1998 of 243,211 units of DM 1,000 12 3/8% senior discount notes due on July 1, 2006. The increase in 1997 was due primarily to the increase of capital lease obligations outstanding during the period relating principally to capital leases of ATMs and Euronet's computer systems.

     The Company had a net foreign exchange loss of $1,911,000 for the year ended December 31, 1998, as compared to a net foreign exchange gain of $8,000 for the year ended December 31, 1997, and net foreign exchange losses of $79,000 for the year ended December 31, 1996. Exchange gains and losses that result from remeasurement of assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in currencies other than the U.S. dollar, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to currency exchange movements. The Company entered into forward foreign exchange contracts as a partial hedge against German mark denominated liabilities to partially offset the foreign exchange loss on the Company's Notes.

Income Tax Expense

     The Company had an income tax expense from operations of $1,430,000 for the year ended December 31, 1998, as compared to an income tax benefit of $100,000 and $323,000 for the years ended December 31, 1997 and 1996, respectively. The income tax expense in 1998 was the result of U.S. federal income taxes arising on certain realized taxable gains (such as gain on the purchase of bonds described at "Extraordinary Gain" below and interest income and realized gains on forward foreign exchange contracts) and the exclusion for tax purposes of certain expenses (such as the non cash interest on the DM denominated 12 3/8% notes payable and the unrealized foreign exchange loss on the DM denominated notes payable). The income tax benefit for 1997 and 1996 is the result of recognizing a portion of the future tax benefit of current taxable losses.

Extraordinary gain

     In 1998 the Company recorded an extraordinary gain of $2,889,000 (net of income taxes of $1,488,000), following its repurchase of a portion of its DM denominated 12 3/8% notes payable. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $10,191,000 less the consideration paid of $5,473,000, offset by the write-off of the allocated unamortized deferred financing costs of $341,000. The Company has not retired the bonds repurchased.

Net loss

     The Company's net loss increased to $ 28,375,000 during the year ended December 31, 1998 from $7,965,000 for the year ended December 31, 1997 and $7,576,000 for the year ended December 31, 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of DM denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $43,345,000 and investments in property, plant and equipment. The Company had cash and cash equivalents of $55,614,000 and working capital of $63,291,000 at December 31, 1998. The Company had $12,972,000 of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials. The Company expects to continue to generate losses from operating activities, and negative cash flow while it concentrates on the expansion of its ATM network business and development of ARKSYS service delivery capabilities. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to continue for 1999. The Company expects improved results in the year 2000. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flow from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service or working capital requirements.

     The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2007. The leases bear interest between 8% and 17%. As of December 31, 1998 the Company owed $11,075,000 under such capital lease arrangements.

     At December 31, 1998, the Company had contractual capital commitments of approximately $4,000,000. The Company expects that its capital requirements will increase in the future as it pursues its strategy of expanding its network and increase the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1999 could total approximately $15 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Aggregate capital expenditures of the Company for 1999 and 2000 for such purposes could reach approximately $30 million in the Company's existing markets, including Western and Central Europe. These requirements contemplate planned expansion in existing markets. Acquisitions of related business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

     On June 22, 1998, the Company sold 243,211 units in a public offering, each consisting of DM 1,000 principal amount at maturity of 12 3/8% senior discount notes due on July 1, 2006 (the "Notes") and 729,633 warrants to purchase 766,114 shares of common stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of common stock at an exercise price of $5.00 per share. Cash interest on the notes will not be payable prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company was DM 150,000,385 (approximately $83,100,000) representing an issue price of DM 616.75 per DM 1,000 principal amount at maturity. Of this amount, $1,725,000 has been allocated to the warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were DM 145,125,372 (approximately $81,285,000).

     The Company believes the net proceeds from the public offering of the Notes, together with its cash flows from operations and remaining proceeds from the 1997 equity offering, will be sufficient to fund the company's operating losses, debt service requirements and capital expenditures associated with its expansion plans through the year 2000. There can be no assurance, however, that the Company will achieve or sustain profitability or generate significant revenues in the future. It is possible that the Company may seek additional equity or debt financing in the future.

     The indenture entered into in connection with the offering of the Notes limits, but does not prohibit, the Company and its subsidiaries from incurring additional indebtedness. If an opportunity to consummate a strategic acquisition arises or if one or more new contracts is executed requiring a more rapid installation of ATM machines or a significant increase in the number of ATM machines in any market area, the Company may require substantial additional financing for such purpose and to fund its working capital needs. Such additional financing may be in the form of additional indebtedness which would increase the Company's overall leverage.

BALANCE SHEET ITEMS

Cash and cash equivalents

     The increase of cash and cash equivalents to $55,614,000 at December 31, 1998 from $7,516,000 at December 31, 1997 is due to the receipt in June 1998 of the net proceeds of DM 145,125,372 (approximately $81,285,000) from the public offering of 12 3/8% senior discount notes due on July 1, 2006 less approximately $17,900,000 cash paid for the acquisition of Arksys and amounts used for fixed asset purchases and to fund operating losses in the period.

Restricted cash

     Restricted cash increased to $12,972,000 at December 31, 1998 from $847,000 at December 31, 1997. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials.

Investment Securities

     The decrease in investment securities from $31,944,000 at December 31, 1997 to $3,149,000 was due to the movement of funds into more liquid instruments as proceeds are required to fund expansion plans.

Other current assets

     The increase in other current assets to $10,295,000 at December 31, 1998 from $2,504,000 at December 31, 1997 was due to the increased working capital requirements of the Company's expanding operations.

Property, plant and equipment

     Net property, plant and equipment increased from $24,088,000 at December 31, 1997 to $33,182,000 at December 31, 1998. This increase is due primarily to the installation of ATMs during and acquisition of computer equipment as the network expands.

Other long-term assets

     The increase in other long-term assets to $18,226,000 at December 31, 1998 from $3,134,000 at December 31, 1997 is due primarily to the acquisition of ARKSYS and recording of purchased intangibles of $12,634,000 and deferred financing costs related to the issuance of the Notes of $3,034,000.

Current liabilities

     The increase in current liabilities to $18,739,000 at December 31, 1998 from $9,315,000 at December 31, 1997 was due to the increased working capital requirements of the Company's expanding operations and an increase in taxes payable of $1,849,000.

Obligations under capital leases

     The long-term portion of obligations under capital leases decreased to $6,809,000 at December 31, 1998 from $11,330,000 at December 31, 1997 due to the use of proceeds of the DM notes payable to repay certain lease obligations.

Notes payable

     Notes payable at December 31, 1998 were $83,720,000. This was the result of the issue in June 1998 of 243,211 units of DM 1,000 12 3/8% senior discount notes due on July 1, 2006.

Total stockholders equity

     Total stockholders equity at December 31, 1998 was $24,170,000 a decrease from $49,219,000 at December 31, 1997. This is primarily due to the 1998 loss from operations which was partially offset by the addition of warrants attached to the DM denominated Notes payable.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has two industry segments and operates in a number of geographical segments. The Company has disclosed separately its two business segments and its major geographical segments in 1998, as required by SFAS
No. 131.

FORWARD-LOOKING STATEMENTS

     This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document, including, without limitation, statements regarding (i) the Company's business plans and financing plans and requirements, (ii) trends affecting the Company's business plans and financing plans and requirements, (ii) trends affecting the Company's business, (v) the adequacy of capital to meet the Company's capital requirements and expansion plans, (vi) the assumptions underlying the Company's business plans, (vii) business strategy, (viii) government regulatory action, (ix) technological advances and (x) projected costs and revenues, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

     Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual requests may materially from those in the forward-looking statements are a result of various factors, including: technological and business developments in the local card and electronic banking markets affecting the transaction and other fees which the Company is able to charge for its services; foreign exchange fluctuations; competition from bank owned ATM networks, outsource providers of ATM services and software providers; the Company's relationships with its major customers, sponsor banks in various markets and International Card Organization; unanticipated Year 2000 problems; and changes in laws and regulations affecting the Company's business. These risks, and other risks are described elsewhere in this document and the Company's periodic filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

FOREIGN EXCHANGE EXPOSURE

     In 1998, 73% of the Company's revenues were generated in Poland and Hungary, as compared to 99% in 1997. This figure will be substantially reduced with the additional revenues from Arksys and the Company's expanded ATM network in Germany. While in Hungary the majority of revenues received are to be US dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

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

INFLATION AND FUNCTIONAL CURRENCIES

     In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Therefore, since Poland will is no longer considered hyper-inflationary for 1998 and a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty, the functional currency of the Company's Polish subsidiary is the zloty. The functional currency of the Company's Hungarian subsidiary will continue to be the U.S. dollar. It is expected that the functional currency of the Company's Czech subsidiary will also be the U.S. dollar.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

EURONET SERVICES INC.
INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Independent Auditors' Report ...............................................................................       25
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 ..................................       26
Consolidated Statements of Operations and Comprehensive Loss for the years ended
     December 31, 1998, 1997 and 1996.......................................................................       28
Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996 ......................................................................       29
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..................       30
Notes to Consolidated Financial Statements..................................................................       31

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Euronet Services Inc.:


We have audited the accompanying consolidated balance sheets of Euronet Services Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Services Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America.


Warsaw, Poland
March 5, 1999, except for note 22
dated March 26, 1999

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                             December 31,
                                                       ------------------------
                                                            1998         1997
                                                            ----         ----
Assets                                                        (in thousands)
------
Current assets:
  Cash and cash equivalents (note 7)                       $  55,614    $ 7,516
  Restricted cash (note 6)                                    12,972        847
  Investment securities (note 7)                               3,149     31,944
  Trade accounts receivable (less allowance for
    doubtful accounts of $291,000 in 1998
    and $0 in 1997)                                            5,681        647
  Costs and estimated earnings in excess of billings
    on software installation contracts (note 8)                  745          -
  Prepaid expenses and other current assets                    3,869      1,857
                                                             -------    -------
         Total current assets                                 82,030     42,811

Property, plant, and equipment (note 12):
  Equipment - Automatic teller machines                       33,911     23,581
  Vehicles and office equipment                                4,375      1,808
  Computers and software                                       3,742      1,050
                                                             -------    -------
                                                              42,028     26,439
  Less accumulated depreciation and amortization              (8,846)    (2,351)
                                                             -------    -------
Net property, plant, and equipment                            33,182     24,088
Intangible assets, net (notes 4 and 9)                        12,464          -
Deposits for ATM leases                                        2,157      2,542
Deferred income taxes (note 13)                                  571        571
Other assets, net (notes 2(g) and 2(h))                        3,034         21
                                                             -------    -------
         Total assets                                        133,438    $70,033
                                                             =======    =======


         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                      Consolidated Balance Sheets (contd)

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
Liabilities and Stockholders' Equity                                                     (in thousands)
------------------------------------
Current liabilities:
    Trade accounts payable                                                $      4,739           $       4,420
    Short term borrowings (note 10)                                                300                     158
    Current installments of obligations under capital leases (note 12)           4,266                   3,140
    Accrued expenses and other current liabilities                               5,661                   1,597
    Advance payments on contracts                                                  971                       -
    Income taxes payable (note 13)                                               1,849                       -
    Billings in excess of costs and estimated earnings
       on software installation costs (note 8)                                     953                       -
                                                                           -----------             -----------

                Total current liabilities                                       18,739                   9,315

Obligations under capital leases, excluding
    current installments (note 12)                                               6,809                  11,330
Notes payable (note 11)                                                         83,720                       -
Other long-term liabilities                                                          -                     169
                                                                           -----------             -----------

                Total liabilities                                              109,268                  20,814
                                                                           -----------             -----------

Commitments (note 21)

Stockholders' equity (note 3):
    Common stock, $0.02 par value. Authorized 30,000,000 shares;
       issued and outstanding 15,213,453 shares in 1998 and
       15,133,321 shares in 1997                                                   307                     304
    Warrants (note 11)                                                           1,725                       -
    Additional paid in capital                                                  64,688                  63,358
    Treasury stock                                                                  (4)                     (4)
    Subscription receivable                                                        (50)                   (253)
    Accumulated losses                                                         (43,345)                (14,970)
    Restricted reserve (note 5)                                                    784                     784
    Accumulated other comprehensive income                                          65                       -
                                                                           -----------             -----------

                Total stockholders' equity                                      24,170                  49,219
                                                                           -----------             -----------


                Total liabilities and stockholders' equity                $    133,438           $      70,033
                                                                           ===========            ============

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Loss

                                                                             Year Ended December 31,
                                                                      ------------------------------------
                                                                      1998              1997          1996
                                                                      ----              ----          ----

                                                                (in thousands, except share and per share data)
Revenues:
    ATM network and related revenue                             $    11,525       $     5,290      $     1,261
    Software, maintenance and related revenue                           356                 -                -
                                                                -----------       -----------      -----------
                Total revenues                                       11,881             5,290            1,261

Operating expenses:
    Operating costs                                                  10,036             3,717              827
    Salaries and benefits                                             9,723             3,796              989
    Selling, general and administrative                               8,650             4,468            2,459
    Depreciation and amortization                                     4,955             1,731              481
    In-process research and development write-off (note 4)            1,020                 -                -
    Share compensation expense (note 14)                                108               108            4,172
                                                                -----------       -----------      -----------
Total operating expenses                                             34,492            13,820            8,928
                                                                -----------       -----------      -----------

                Operating loss                                      (22,611)           (8,530)          (7,667)

Other income/expense:
    Interest income                                                   2,514             1,609              225
    Interest expense (note 11)                                       (7,826)           (1,152)            (378)
    Foreign exchange (loss)/gain, net                                (1,911)                8              (79)
                                                                -----------       -----------      -----------
                                                                     (7,223)              465             (232)
                                                                -----------       -----------      -----------

                Loss before income tax (expense)/benefit            (29,834)           (8,065)          (7,899)

Income tax (expense)/benefit (note 13)                               (1,430)              100              323
                                                                ------------      -----------      -----------

                Loss before extraordinary item                      (31,264)           (7,965)          (7,576)

Extraordinary gain on early retirement of debt,
net of applicable income taxes of $1,488,000 (note 11)                2,889                 -                -
                                                                -----------       -----------      -----------

                Net loss                                            (28,375)           (7,965)          (7,576)

Other comprehensive income:
    Translation adjustment                                               65                 -                -
                                                                -----------       -----------      -----------

                Comprehensive loss                              $   (28,310)      $    (7,965)     $    (7,576)
                                                                ===========       ===========      ===========

Loss per share - basic and diluted (note 2(o)):
    Loss before extraordinary item                              $     (2.06)      $     (0.64)     $    (15.18)
    Extraordinary gain                                          $      0.19       $         -      $         -
                                                                -----------       -----------      -----------
    Net loss                                                    $     (1.87)      $     (0.64)     $    (15.18)
                                                                ===========       ===========      ===========

Weighted average number of shares outstanding                    15,180,651        12,380,962          499,100
                                                                ===========       ===========      ===========

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES


          Consolidated Statements of Changes in Stockholders' Equity

                                            PREFERRED  PREFERRED               ADDITIONAL
                                   COMMON    STOCK       STOCK                  PAID IN   TREASURY    SUBSCRIPTION  ACCUMULATED
                                    STOCK   SERIES A    SERIES B    WARRANTS    CAPITAL     STOCK      RECEIVABLE      LOSSES
                                    -----   --------    --------    --------    -------     -----      ----------      ------
Balance January 1, 1996           $ 3,716  $      -    $      -      $      -   $   550    $    -       $     -        $(2,819)
Net loss up to March 27, 1996           -         -           -             -         -         -             -           (657)
Transfer to restricted reserve          -         -           -             -         -         -             -            (48)
Formation of Euronet Services
    N.V. (note 3)                  (3,709)       63           -             -       122         -             -          3,524
Capital contribution (note 3)           -         -          67             -     6,933         -          (500)             -
Reimbursement of capital                -         -           -             -       (57)        -             -              -
Change in par value of shares           3        25          26             -       (54)        -             -              -
Share compensation expense
    (note 14)                           -         -           -                   4,172         -             -              -
Net loss from March 28, 1996
    through December 31, 1996           -         -           -             -         -         -             -         (6,919)

Transfer to restricted reserve          -         -           -             -         -         -             -            (86)
                                  ---------------------------------------------------------------------------------------------

Balance December 31, 1996              10        88          93             -    11,666         -          (500)        (7,005)
GE Capital share issue (note 3)         -         -          11             -     2,989         -             -              -
Formation of Euronet Services
    Inc. (note 3)                     192       (88)       (104)            -         -         -             -              -
Net proceeds from public
    offering (note 3)                  77         -           -             -    47,780         -             -              -
Milestone awards and  stock
    options exercised (note 14)        25         -           -             -       815         -          (253)             -
Subscription paid (note 3)              -         -           -             -         -         -           500              -
Treasury stock repurchase
    (note 3)                            -         -           -             -         -       (4)             -              -
Share compensation expense
    (note 14)                           -         -           -             -       108        -              -              -
Net loss for 1997                       -         -           -             -         -        -              -         (7,965)
                                  ---------------------------------------------------------------------------------------------
                                                                            -
Balance December 31, 1997             304         -           -             -    63,358       (4)          (253)       (14,970)
Warrants issue (note 11)                -         -           -         1,725         -        -              -              -
Stock options exercised
    (note  14)                          3         -           -             -       175        -              -              -
Stock options granted in
    ARKSYS acquisition (note 4)         -         -           -             -        96        -              -              -
Subscription paid (note 3)              -         -           -             -         -        -            203              -
Translation adjustment                  -         -           -             -         -        -              -              -
Tax benefit from exercise of
    stock options (note 13)             -         -           -             -       951        -              -              -
Share compensation expense
    (note 14)                           -         -           -             -       108        -              -              -
Net loss for 1998                       -         -           -             -         -        -              -        (28,375)
                                  ---------------------------------------------------------------------------------------------
                                                                            -
Balance December 31, 1998           $ 307  $      -    $      -     $   1,725   $64,688    $  (4)       $   (50)      $(43,345)
                                  =============================================================================================

                                                  ACCUMULATED
                                                    OTHER
                                                    COMPRE-
                                      RESTRICTED    HENSIVE
                                       RESERVE      INCOME       TOTAL
                                       -------      ------       -----

Balance January 1, 1996                $   650      $     -    $  2,097
Net loss up to March 27, 1996                -            -        (657)
Transfer to restricted reserve              48            -           -
Formation of Euronet Services
    N.V. (note 3)                            -            -           -
Capital contribution (note 3)                -            -       6,500
Reimbursement of capital                     -            -         (57)
Change in par value of shares                -            -           -
Share compensation expense
    (note 14)                                -                    4,172
Net loss from March 28, 1996
    through December 31, 1996                -            -      (6,919)

Transfer to restricted reserve              86            -           -
                                      ---------------------------------

Balance December 31, 1996                  784            -       5,136
GE Capital share issue (note 3)              -            -       3,000
Formation of Euronet Services
    Inc. (note 3)                            -            -           -
Net proceeds from public
    offering (note 3)                        -            -      47,857
Milestone awards and options
    exercised (note 14)                      -            -         587
Subscription paid (note 3)                   -            -         500
Treasury stock repurchase
    (note 3)                                 -            -          (4)
Share compensation expense
    (note 14)                                -            -         108
Net loss for 1997                            -            -      (7,965)
                                      ---------------------------------
                                                          -
Balance December 31, 1997                  784            -      49,219
Warrants issue (note 11)                     -            -       1,725
Stock options exercised
    (note  14)                               -            -         178
Stock options granted in
    ARKSYS acquisition (note 4)              -            -          96
Subscription paid (note 3)                   -            -         203
Translation adjustment                       -           65          65
Tax benefit from exercise of
    stock options (note 13)                  -            -         951
Share compensation expense
    (note 14)                                -            -         108
Net loss for 1998                            -            -     (28,375)
                                      ---------------------------------
                                                          -
BALANCE DECEMBER 31, 1998              $   784      $    65    $ 24,170
                                      =================================

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                1998             1997             1996
                                                                ----             ----             ----
                                                                            (in thousands)
Net cash used in operating activities (note 18)                 $(22,768)      $ (6,340)        $(2,255)

Cash flows from investing activities:
   Fixed asset purchases                                          (9,740)        (7,612)         (1,061)
   Proceeds from sale of fixed assets                                543             42               -
   Purchase of investment securities                             (29,778)       (75,692)           (194)
   Proceeds from maturity of investment securities                58,789         43,942               -
   Investment in subsidiaries, net of cash acquired              (17,338)             -               -
   Net (decrease)/increase in loan receivable                         (8)             -               3
                                                                --------       --------         -------
       Net cash provided by/(used in) investing activities         2,468        (39,320)         (1,252)

Cash flows from financing activities:
   Proceeds from issuance of shares and other
       capital contributions                                         178         51,944           6,500
   Proceeds from issuance of notes payable and warrants           83,100              -               -
   Costs to obtain loans                                          (3,294)             -               -
   Repurchase of notes payable and warrants                       (5,473)             -               -
   Reimbursement of capital                                            -              -             (57)
   Repayment of obligations under capital leases                  (7,323)        (1,007)         (1,101)
   Repurchase of treasury stock                                        -             (4)              -
   Increase/(decrease) in short-term bank borrowings                 142            (36)            194
   Cash received from subscription receivable                        203              -               -
   (Repayment of)/proceeds from loan from shareholder                  -           (262)            101
                                                                --------       --------         -------
       Net cash provided by financing activities                  67,533         50,635           5,637
                                                                --------       --------         -------

Effect of exchange differences on cash                               865              -               -

Net increase in cash and cash equivalents                         48,098          4,975           2,130
Cash and cash equivalents at beginning of period                   7,516          2,541             411
                                                                --------       --------        --------
Cash and cash equivalents at end of period                      $ 55,614       $  7,516         $ 2,541
                                                                ========       ========        ========

Supplemental disclosures of cash flow information (note 19):
   Interest paid during year                                    $  1,907       $    877         $   325
                                                                ========       ========        ========

          See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
                       December 31, 1996, 1997 and 1998

(1) ORGANIZATION

    Euronet Services Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Services Inc. succeeded Euronet Holding N.V. as the group holding company.

    Euronet Services Inc. and its subsidiaries (the "Company" or "Euronet") is an independent shared automatic teller machine (ATM) network and service provider to banks and financial institutions. Euronet serves banks by providing ATMs that accept cards with international logos such as VISA, American Express and Mastercard and proprietary bank cards issued by member banks. Euronet also sells payment and financial transaction delivery systems worldwide and processing solutions on the IBM AS/400. Its core solution, Integrated Transaction Management ("ITM"), is a modular comprehensive software architecture for offerings such as ATM and network processing software, electronic funds transfer software interfaces, electronic funds transfer switch control software, credit/debit card processing software, and corporate cash management and personal financial management access products.

    The subsidiaries of Euronet Services Inc., all of which are wholly owned, directly or indirectly, are:

    -  Euronet Holding N.V., incorporated in the Netherlands Antilles
    -  Euronet-Bank Tech Rt. ("Bank Tech"), incorporated in Hungary
    -  SatComNet Kft ("SatComNet"), incorporated in Hungary
    -  Bankomat 24/Euronet Sp. z o.o. ("Bankomat"), incorporated in Poland
    -  EFT-Usluge d o.o., incorporated in Croatia
    -  Euronet Services GmbH, incorporated in Germany
    -  Euronet Services France SAS, incorporated in France
    -  Euronet Services spol. sro, incorporated in the Czech Republic
    -  Euronet Services, incorporated in Romania
    -  Euronet Services Ltd., incorporated in the United Kingdom
    - Arkansas Systems, Inc. ("ARKSYS") incorporated in the United States of America

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (a)   Basis of presentation

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

          The financial statements for the period from January 1, 1995 through March 27, 1996 have been presented as if the operating entities had been combined from their respective dates of incorporation/acquisition. For the period from March 27, 1996 to March 6, 1997 the consolidated financial statements include the accounts of Euronet Holding N.V. and its subsidiaries. Subsequent to March 6, 1997, the consolidated financial statements include the accounts of Euronet and its subsidiaries (refer to note 3).

          All significant intercompany balances and transactions have been eliminated.


    (b)   Transfer of non monetary assets

          The transfer of the share holdings held by the shareholders in Bank 24, SatComNet and Bankomat in exchange for shares in Euronet Holding N.V. have been recorded at the underlying net equity of the operating entities which is the historical cost. The formation of Euronet Services Inc. has also been accounted for at historical cost. The transfer of assets by shareholders have been recorded at the transferors' historical cost basis.

    (c)   Foreign currencies

          Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange at balance sheet date. Resulting gains and losses on foreign currency transactions are included in the statement of operations.

          The financial statements of foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income as a separate component of stockholders' equity.

          The financial statements of foreign subsidiaries where the functional currency is the U.S. dollar are remeasured using historical exchange rates for nonmonetary items while current exchange rates are used for monetary items. Foreign exchange gains and losses arising from the remeasurement are reported in the statement of operations.

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

          Depreciation and amortization rates are as follows:

                    Automatic teller machines                  7 years
                    Computers and software                   3-5 years
                    Vehicles & office equipment                5 years
                    Cassettes                                  1 year
                    Leasehold improvements         Over the lease term


    (e)   Impairment of long-lived assets

          Euronet assesses the recoverability of long-lived assets (mainly property, plant and equipment and intangible assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows expected to be generated by the assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    (f)   Goodwill and other intangible assets

          Goodwill represents the excess of purchase price over fair value of net assets acquired. Other identifiable intangible assets are valued at their fair market value at the time of purchase.

          Amortization is calculated on the straight-line method over the estimated useful lives of the assets as follows:

               Goodwill                               10 years
               Developed technology                    5 years
               Assembled workforce                     4 years
               Installed base                          4 years
               Distributor/agent relationships         8 years
               Tradename                              10 years

    (g)   Other assets

          Other assets include deferred financing costs, investments in affiliates, and loans receivables. Deferred financing costs represent expenses incurred to obtain financing which have been deferred and amortized over the life of the loan using the effective interest method.

    (h)   Investments in affiliates

          Investment in the common stock of EFT Network Services, LLC, a 33 1/3% owned affiliate, is accounted for by the equity method. Under this method, the Company's share of net income or loss is reflected in the Company's investment account, and dividends received are treated as a reduction of the investment account. The fair value of the investment in excess of the underlying equity in net assets is amortized over 10 years. The Company has the option to sell the investment to the previous shareholders of ARKSYS for $150,000 (carrying value of $200,000) which expires 180 days from the acquisition date (refer to note 4).

    (i)   Income taxes

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

    (j)   Risks and uncertainties

          The Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (k)   Revenue recognition

          Euronet recognizes revenue at the point at which the service is performed. Revenues from licensing agreement contracts are recognized on a percentage of completion basis whereby a pro-rata portion of revenue and related costs are recognized as the work progresses. Revenues from licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete.

    (l)   Cash equivalents

          For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    (m)   Investment securities

          The Company has classified its investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security to maturity. All securities not included in held-to-maturity are classified as available-for sale.

          Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premium and discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

          A decline in the market value of any held-to-maturity or available-for-sale security below cost that is deemed other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life or term of the related held-to-maturity security or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

    (n)   Forward foreign exchange contracts

          Forward exchange contracts are recorded at fair values in the balance sheet in other currents assets or other current liabilities with the related gain or loss recognized in the consolidated statement of operations, unless the contracts meet certain hedging criteria. A foreign exchange contract is considered a hedge of an identifiable foreign currency commitment if (i) the contract is designated as, and is effective as, a hedge of foreign currency commitment and (ii) the foreign currency commitment is firm. In addition, the significant characteristics of expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. Gains and losses on foreign exchange contracts meeting these hedge accounting criteria are deferred and included in the measurement of the related foreign currency transaction. Losses are not deferred if, however, it is estimated that the deferral would lead to recognition of losses in later periods.

    (o)   Loss per share

          Loss per share has been calculated by dividing the net loss attributable to common shareholders by the weighted-average number of shares outstanding during the year. The number of shares outstanding prior to the formation of Euronet Holding N.V. have been adjusted to the equivalent shares of the Company. The effect of potential common shares (stock options and warrants outstanding) is anti-dilutive. Accordingly, dilutive loss per share does not assume the exercise of the stock options and warrants outstanding.

    (p)   Stock-based compensation

          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to have been achieved. The Company has adopted the disclosure-only provisions of SFAS No. 123 (refer to note
          14).

    (q)   Comprehensive loss

          On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of net loss and foreign currency translation and is presented in the consolidated statements of operations and comprehensive loss. The statement requires only additional disclosures in the consolidated financial statements. It does not effect the Company's financial position or results of operations.

    (r)   Business segment information

          On January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the reporting of information relating to operating segments in annual financial statements. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach).

    (s)   Reclassifications

          Certain amounts have been reclassified in the prior year financial statements to conform to the 1998 financial statements presentation.

(3) FORMATION OF HOLDING COMPANY

    On February 15, 1996 the shareholders of Bank Tech, Bankomat and SatComNet terminated their amended joint venture agreement and entered into a shareholders' agreement reorganizing the ownership of such companies. Under the shareholders' agreement, the investors contributed, on March 27, 1997, all of the their shares and interest in Bank Tech, SatComNet and Bankomat in exchange for 499,100 common shares and 4,419,800 Series A convertible preferred shares of Euronet Holding N.V. The transaction has been accounted for as a combination of entities under common control at historical cost in a manner similar to pooling of interest accounting. Under this method, Euronet Holding N.V. recorded the assets and liabilities received at their historical cost, common shares ($7,000) and Series A convertible preferred shares ($63,000) were established for the par value of the shares issued, accumulated losses were eliminated ($3,524,000) and the resulting difference was recorded as additional paid in capital ($122,000). In addition, new shareholders contributed $5,500,000 in cash and a subscription receivable of $500,000 to the capital of Euronet Holding N.V. in exchange for 4,200,000 Series B convertible preferred shares.

    On November 26, 1996, Euronet Holding N.V. called on a $1 million dollar standby commitment from certain existing investors (Poland Partners LP, Advent Partners LP, Advent Private Equity Fund-CELP, Poland Investment Fund LP, Hungarian Private Equity Fund and DST Systems Inc.) in return for 466,669 series B convertible preferred shares.

    On February 3, 1997, Euronet Holding N.V. signed a Subscription Agreement with General Electric Capital Corporation ("GE Capital") under which GE Capital purchased 710,507 shares of Series B convertible preferred shares of Euronet Holding N.V. for an aggregate purchase price of $3 million.
    Pursuant to the "claw back" option of this agreement, on June 16, 1998, the Company repurchased 292,607 shares of Euronet at the original par value.

    The following table illustrates the issuance of equity securities by date, including the number of shares issued for cash or other consideration, the nature of the non-cash consideration received and the values assigned to each issuance up to the capitalization of the Company on March 6, 1997.

                                                                 Number of shares
                                                                 ----------------
     Date                                Type of shares         Euronet Holding N.V.              Value
     ----                                --------------         --------------------             ------
                                                                                          (in thousands)
     March 27, 1996                                 Common                   499,100                  -/(1)/
     March 27, 1996                     series A preferred                 4,419,800                  -/(1)/
     March 27 ,1996                     series B preferred                 4,200,000             $5,500/(2)/
     November 26, 1996                  series B preferred                   466,669             $1,000
                                                                                                 ------
                                                                                                 $6,500

     February 3, 1997                   series B preferred                   710,507/(3)/        $3,000

     (1) On March 27, 1996, the common shares and series A preferred shares were issued in exchange for the shares of Bank Tech, SatComNet and Bankomat. Such shares were recorded on an historical cost basis.
     (2)  The value excludes $500,000 of subscription receivable.
     (3) On June 16, 1997, Euronet repurchased 292,607 shares at the original par value.

     Effective March 5, 1997, Euronet Holding N.V. changed the stated par value of all common and preferred shares from $0.10 to $0.14. Euronet Holding N.V. then effected a seven-for-one stock split which became effective on March 5, 1997, thus reducing the par value of such shares to $0.02. This change in par value and stock split was retroactively taken into account for common and preferred shares. Subsequently, effective March 6, 1997, the holders of all of the preferred shares of Euronet Holding N.V. converted all of such preferred shares into common shares of Euronet Holding N.V.

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

     The following table provides a summary of common stock issued since the establishment of Euronet Services Inc. in December 1996:


                                                                     Date                     Number of shares
                                                                     ----                     -----------------
     Exchange agreement with Euronet Holding N.V.                    March 6, 1997                10,296,076
     Exercise of awards in the initial public offering               March 7, 1997                   800,520
     Stock options exercised in the initial public offering          March 7, 1997                   304,822
     Shares issued in the initial public offering                    March 7, 1997                 3,038,650
     Additional shares issued in the initial public offering
       (over-allotment)                                              March 17, 1997                  795,000
     Repurchase of GE Capital shares                                 June 16, 1997                  (292,607)
     Stock options exercised                                         Various                         190,860
                                                                                                  ----------

       December 31, 1997                                                                          15,133,321

     Stock options exercised                                         Various                          80,132
                                                                                                  ----------

       December 31, 1998                                                                          15,213,453
                                                                                                  ==========


(4)  ACQUISITION OF ARKSYS


     On December 2, 1998, the Company acquired the outstanding common stock of Arkansas Systems, Inc. for purchase consideration of approximately $17.9 million (including incidental costs of $90,000 and fair value of stock options of $96,000). ARKSYS, with headquarters in Little Rock, Arkansas, sells payment and transaction delivery systems worldwide. Its main software products include ATM and network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card processing and corporate cash management and personal financial management access products. ARKSYS is the software provider to Euronet's ATM transaction processing center in Central Europe.

     The acquisition has been accounted for as a purchase, accordingly, the results of operations are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to assets acquired ($7,256,000) and liabilities assumed ($3,055,000) based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $13,654,000 has been allocated $1,020,000 to in-process research and development (IPRD), $8,690,000 to other identifiable intangible assets and the remaining $3,944,000 to goodwill (refer to note 9). This allocation has been based on independent valuations performed. In-process research and development has been written-off to operations at the date of the acquisition.

     The IPRD estimates relate only to projects involving new product research and development. The methodology used in deriving the estimated IPRD was
     (i) to project net future cash flows for potential new products in the current research and development portfolio based on the estimated current demand and price assumptions, less relevant anticipated expenses, provided by management, (ii) to risk-adjust the projected future cash flows for the likelihood or future realization based on historical experience derived probability factors for new product success, and (iii) to discount risk-adjusted projected net future cash flows. In determining the estimated value allocated to IPRD, the result of the above valuation methodology was further reduced based on an estimation by management of the percentage of research and development activity undertaken to date compared to the total research and development activity required to complete the project.

     Had the acquisition occurred on January 1, 1997, the Company's pro-forma consolidated results for the years ended December 31, 1998 and 1997 would have been as follows:


                                                                   December 31,
                                                    --------------------------------------------
                                                         1998                      1997
                                                         ----                      ----
                                                                  (unaudited)
                                                     (in thousands, except per share data)

        Revenues                                        $ 22,696                  $16,289
        Net loss                                        $(29,479)                 $(7,721)
        Net loss per share                              $  (1.94)                 $ (0.62)

     These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1997, or of future results of operations.



(5)  RESTRICTED RESERVE

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

(6)  RESTRICTED CASH

     The restricted cash balances as of December 31, 1998 and 1997, were as follows:


                                                                December 31,
                                                       ---------------------------
                                                        1998                1997
                                                       -----               ------
                                                              (in thousands)
     ATM deposits                                     $10,930              $  347
     Other                                              2,042                 500
                                                      -------              ------

                                                      $12,972              $  847
                                                      =======              ======



     The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover charges.

(7)  INVESTMENT SECURITIES


     The amortized cost for short-term held-to-maturity and available-for-sale securities by class security type at December 31, 1998 and 1997, were as follows:


                                                        December 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----
                                                       (in thousands)
     Held-to-maturity:
       U.S. State and Municipal obligations         $     -     $12,448
       Corporate debentures                          14,345       8,298
       U.S. Federal Agency obligations               19,183       7,967
       Foreign government obligations                 3,140       3,231
                                                    -------     -------
                                                     36,677      31,944
     Available-for-sale:
       Equity securities                                  9           -
                                                    -------     -------

     Total investments                              $36,686     $31,944
                                                    =======     =======


     Securities totaling $33,537,000 and $3,149,000 have been recorded in cash and cash equivalents and investment securities, respectively, on the balance sheet at December 31, 1998. All securities are located in investment securities on the balance sheet at December 31, 1997. The carrying value of held-to-maturity investment securities at December 31, 1998 and 1997 approximates fair market value. There were no unrealized gain or losses for available-for-sale securities in 1998. At December 31, 1998, approximately $19,183,000 in U.S. Federal Agency obligations were pledged as collateral for foreign currency contracts.


(8)  CONTRACTS IN PROGRESS


     Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under costs and estimated earnings in excess of billings on software installation contracts. Amounts received from clients in excess of revenues recognized to date are classified as current liabilities under billings in excess of cost and estimated earnings of software installation contracts.


     The software installation contracts in progress consist of the following:


                                                                           December 31,
                                                                     ---------------------------
                                                                     1998                   1997
                                                                     ----                  -----
                                                                           (in thousands)
     Value assigned in acquisition of ARKSYS                        $ (33)                 $    -
     Costs and estimated earnings on software
       installation contracts                                         (15)                      -
     Less billings to date                                           (160)                      -
                                                                    -----                   -----
                                                                    $(208)                 $    -
                                                                    =====                   =====


     Components are included in the accompanying consolidated balance sheets under the following captions:

                                                                           December 31,
                                                                     -----------------------
                                                                     1998               1997

                                                                       (in thousands)
     Costs and estimated earnings in excess of billings
       on software installation contracts                             $ 745        $   -
     Billings in excess of costs and estimated earnings
       on software installation contracts                              (953)           -
                                                                      -----        -----
                                                                      $(208)       $   -
                                                                      =====        =====

(9)  INTANGIBLES


     Intangible assets are carried at amortized cost and consist of the following:


                                                   December 31,
                                               -------------------
                                               1998           1997
                                               ----           ----
                                                  (in thousands)

     Goodwill                                 $ 3,944         $   -
     Developed technology                       5,700             -
     Assembled workforce                        1,130             -
     Installed base                             1,080             -
     Distributor/agent relationships              380             -
     Tradename                                    400             -
                                               ------         -----
                                               12,634             -
     Less accumulated amortization               (170)            -
                                              -------         -----

     Total                                    $12,464         $   -
                                              =======         =====


(10) SHORT TERM BORROWINGS


     At December 31, 1998, short term borrowings represents a $1,500,000 line of credit with a bank to be drawn upon as needed with interest at the three month LIBOR rate plus 1.5%. The line expires on July 5, 1999. At December 31, 1998, $300,000 was outstanding under the line of credit, at an interest rate of 6.75%. The unused line of credit amounted to $1,200,000 at December 31, 1998. Accounts receivable and inventories of ARKSYS are pledged as collateral under the line of credit.


     At December 31, 1997, short term borrowings represent Hungarian forint denominated loans granted by a commercial bank in Hungary to permit such bank to supply cash to the ATM network. The loan was paid on June 16, 1998 together with interest accrued at 27%.


(11) NOTES PAYABLE

     On June 22, 1998, the Company sold 243,211 units in a public offering, each consisting of DM 1,000 principal amount at maturity of 12 3/8% senior discount notes due on July 1, 2006 and 729,633 warrants to purchase 766,114 shares of common stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of common stock at an exercise price of $5.00 per share. Cash interest on the notes will not be payable prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company was DM 150,000,385 (approximately $83,100,000) representing an issue price of DM 616.75 per DM 1,000 principal amount at maturity. Of this amount, $1,725,000 has been allocated to the warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were DM 145,125,372 (approximately $81,285,000).

     The following table provides the composition of notes payable at December 31, 1998:


                                                                     (in thousands)
          Principal amount                                               $130,175
          Unamortized discount                                            (46,455)
                                                                         --------

               Carrying balance                                          $ 83,720
                                                                         ========

     Pursuant to the Company's indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants at December 31, 1998.


     During December 1998, the Company repurchased 26,391 units (principal amount of DM 26.4 million) for $5,473,000. This repurchase has been accounted for as an extinguishment of debt with a resulting $2,889,000 (net of income taxes of $1,488,000) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($10,191,000) and the consideration paid ($5,473,000), offset by the write-off of the allocated unamortized deferred financing costs ($341,000).


     The effective interest rate relating to the aforementioned notes payable was 13.17% and interest expense was approximately $5,919,000 for the year ended December 31, 1998.


     The Company entered into foreign currency exchange contracts to reduce the effect of fluctuating currency exchange rates, principally Deutschmarks on notes payable and to a lesser extent capital lease obligations. The Company does not utilize financial instruments for trading or other speculative purposes. These forward contracts have terms expiring through January 1999. Forward contracts outstanding at December 31, 1998 amounted to $42,954,000 to purchase Deutschmarks. The Company has recognized approximately $3,450,000 during the year ended December 31, 1998 (none for 1997 and 1996) on net foreign currency gains related to these contracts. At December 31, 1998, foreign currency contracts outstanding had unrealized gains of $29,000 and unrealized losses of $29,000 which have been recognized within foreign exchange (loss)/gain, net in the statements of operations.


(12) LEASES


(a)  Capital leases

     The Company leases the majority of its ATMs under capital lease agreements that expire between 1999 and 2007 and bear interest at rates between 8% and 17%. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period. In addition to the related equipment, one lease in Poland is secured by a pledge of certain accounts receivable and a letter of credit from a commercial bank.

     A related entity, Windham Technologies Inc. has the option to purchase the ATMs under capital lease in Hungary at the end of the lease term at a bargain purchase price of $1 plus incidental expenses (refer to note 16).


     Euronet also has two lease agreements on computers for use as its central processing and authorization center for ATM transactions. One lease has a term expiring in 1999 and the other in 2000 and they bear interest at a rate of 15% and 12%, respectively, and are payable quarterly.


     The gross amount of the ATMs and IBM computer and related accumulated amortization recorded under capital leases were as follows:



                                                 December 31,
                                            --------------------
                                            1998            1997
                                            -----           ----
                                               (in thousands)


     ATMs                                   $17,276        $15,940
     Other                                    2,106          1,161
                                            -------        -------
                                             19,382         17,101
     Less accumulated amortization           (3,474)        (1,811)
                                            -------        -------
     Net book value                         $15,908        $15,290
                                            =======        =======


     Depreciation of assets held under capital leases amounted to $2,943,000, $1,401,000 and $1,314,000 for the years ended December 31, 1998, 1997 and
     1996, respectively and is included with depreciation expense.


(b)  Operating leases

     The Company also has noncancelable operating rental leases for office space which expire over the next 3 to 9 years. Rent expense under these leases amounted to $1,099,000, $433,000 and $270,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


(c)  Future minimum lease payments


     Future minimum lease payments under the capital leases and the noncancelable operating lease (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are:


                                                                        Capital       Operating
                                                                        Leases         Leases
                                                                        ------         ------

                                                                          (in thousands)
     Year ending December 31,
             1999                                                       $ 5,306          $2,243
             2000                                                         4,791           2,239

             2001                                                         1,779           2,286
             2002                                                           982           2,133
             2003                                                            29           1,782
             2004 and thereafter                                              -           4,402
                                                                        -------
     Total minimum lease payments                                        12,887
     Less amounts representing interest                                  (1,812)
                                                                        -------

     Present value of net minimum capital lease payments                 11,075
     Less current installments of obligations under capital leases       (4,266)
                                                                        -------
     Long term capital lease obligations                                $ 6,809
                                                                        =======

(13) INCOME TAXES

     The sources of income/(loss) before income taxes are presented as follows:

                                                                       Year Ended December 31,
                                                            ----------------------------------------
                                                             1998              1997             1996
                                                            -----              ----             ----
                                                                          (in thousands)
     United States                                       $ (8,985)           $  (353)         $     -
     Netherlands Antilles                                     700                425           (4,416)
     Europe                                               (21,549)            (8,137)          (3,483)
                                                         --------            -------          -------

     Loss before income taxes                            $(29,834)           $(8,065)         $(7,899)
                                                         ========            =======          =======

     Total income tax (expense)/benefit for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                 1998         1997           1996
                                                                 ----         ----           ----
                                                                         (in thousands)
     Loss from operations                                      $(1,430)     $  100         $  323
     Extraordinary item                                         (1,488)          -              -
     Stockholders' equity for compensation
        expense for tax purposes in excess of
        amounts recognized for financial
        reporting purposes                                         951           -              -
                                                               -------      ------         ------
                                                               $(1,967)     $  100         $  323
                                                               =======      ======         ======

The income tax (expense)/benefit from operations consisted of the following:


                                     Year Ended December 31,
                                    ------------------------
                                    1998       1997     1996
                                    ----       ----     ----
                                         (in thousands)

     Current tax expense

     U.S. Federal                  $(1,430)   $    -    $    -
     Netherlands Antilles                -         -         -
     Europe                              -         -         -
                                   -------    ------    ------
     Total current                  (1,430)        -         -
                                   -------    ------    ------
     Deferred tax (expense)/benefit

     U.S. Federal                        -         -         -
     Netherlands Antilles                -         -         -
     Europe                              -       100       323
                                   -------    ------    ------
     Total deferred                      -       100       323
                                   -------    ------    ------
     Total tax (expense)/benefit   $(1,430)   $  100     $ 323
                                   =======    ======    ======


     The income tax benefit has been calculated on the basis of the taxable losses of the combined entities for the year ended December 31, 1995 and the period January 1, 1996 through March 27, 1996. Upon formation of Euronet Holding N.V. on March 27, 1996, and through March 7, 1997, the income tax benefit was calculated solely on the basis of the taxable loss of Euronet Holding N.V. Subsequent to March 7, 1997, the income tax benefit was calculated solely on the basis of the taxable loss of the Company. The difference between the actual income tax benefit and the tax benefit computed by applying the statutory income tax rate to losses before taxes is attributable to the following:

                                                                 Year Ended December 31,
                                                       ---------------------------------------
                                                       1998             1997              1996
                                                       ----             ----              ----
                                                                  (in thousands)
     Income tax benefit at statutory rates             $10,143        $ 2,742            $ 267
     Non-deductible expenses                            (1,191)        (1,793)          (209)
     Tax-exempt interest                                   520            265                -
     Stock options exercised                              (931)         1,006                -
     Stock options granted in prior year                     -          1,402                -
     Foreign currency gains and losses                       -            542               (4)
     Tax rate differences                                 (638)            44              806
     Adjustment to deferred tax asset for enacted
       changes in tax rates                               (191)          (113)               -
     Utilization of tax loss carried forward               971            145                -
     Other                                                (175)             -                -
     Change in valuation allowance                      (9,938)        (4,140)            (537)
                                                       -------        -------            -----

      Actual income tax (expense)/benefit              $(1,430)       $   100            $ 323
                                                       =======        =======            =====

     As a result of the formation of the Company a portion of the stock compensation cost recorded in 1996 became a temporary difference for which the Company recognized a gross deferred tax asset of $1,402,404 in 1997. A valuation allowance for this deferred tax asset was established. During 1997, certain of the stock options were exercised resulting in a tax deduction of $1,005,937. Because of the tax loss position of the Company in 1997 in the United States, this tax deduction was not realized but recharacterized as a tax loss carryforward. The Company established a valuation allowance for the deferred tax asset resulting from the tax loss carryforward in the United States. This tax loss carryforward was utilized in 1998 and therefore, $951,553 of the tax benefit was recorded as an adjustment to additional paid in capital.

     The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:


                                                                               December 31,
                                                                        --------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                             (in thousands)
     Deferred tax assets:
      Tax loss carryforwards                                             $  8,358          $ 3,684
      Stock compensation expense                                            1,130            1,402
      Unrealized exchange rate differences                                  2,025               34
      Interest expense                                                      1,650                -
      Accrued expenses                                                      1,476              213
      Billings in excess of earnings                                          330                -
      Other                                                                   240               33
                                                                         --------          -------
     Total deferred tax assets                                             15,209            5,366
     Valuation allowance                                                  (14,277)          (4,795)
                                                                         --------          -------
     Total deferred tax assets                                                932              571
                                                                         --------          -------

     Deferred tax liabilities:
      Property and equipment                                                  107                -
      Earnings in excess of billings                                          254                -
                                                                         --------         --------
     Total deferred tax liabilities                                           361                -
                                                                         --------         --------
     Net deferred tax assets                                             $    571         $    571
                                                                         ========         ========

     The valuation allowance for deferred tax assets as of January 1, 1998, 1997 and 1996 was $4,795,000, $655,000 and $118,000 respectively. The net change in the total valuation allowance for the years ended December 31, 1998, 1997, and 1996 were increases of $9,482,000, $4,140,000 and
     $537,000, respectively.

     The valuation allowance primarily relates to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 31, 1998 and 1997 of $32,170,000 and $13,210,000, respectively. The tax operating loss carryforwards will expire through 2001 for Bankomat, through 2003 for Bank Tech, SatComNet EFT-Usluge doo, Euronet Services France SAS Euronet Services and Euronet Holding N.V. and through 2005 for Euronet Services spol.sro. The tax operating losses for Euronet Services Inc. and ARKSYS can be carried back two years and forward twenty years. The tax operating losses for Euronet Services GmbH and Euronet Services Ltd. can be carried forward indefinitely. Based on the Company's forecast of sufficient taxable income for future periods in which the tax losses are expected to be absorbed, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be allocated entirely to income taxes in the consolidated statements of operations.


(14) STOCK PLANS

     The Company has established a share compensation plan which provides certain employees options to purchase shares of its common stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. The Company has the right to repurchase shares within 180 days from an employee who has exercised his options but has ceased to be employed by Euronet. At December 31, 1998, the Company has authorized options for the purchase of 4,413,586 shares of common shares, of which 2,294,253 have been awarded to employees and 1,972,395 remain unexercised.

     In accordance with the shareholders' agreement dated February 15, 1996 and amended on October 14, 1996, Euronet has reserved 2,850,925 common shares for the purpose of awarding common shares ("milestone awards") to certain investors and options to acquire common shares ("milestone options") to the founders, management and key employees. The Company granted 800,520 milestone awards at an exercise price of $0.02 per share and 2,050,405 milestone options at an exercise price of $2.14 per share.

     Upon the initial public offering, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which will vest equally over two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. Upon the initial public offering, 800,520 milestone awards and 232,078 milestone options were exercised. As at December 31, 1998, 1,650,196 milestone options remain unexercised.

     Share option activity during the periods indicated is as follows:

                                                                        Number of       Weighted-Average
                                                                         Shares          Exercise Price
                                                                         ------          --------------
     Balance at December 31, 1995 (88,130 shares exercisable)              550,550             0.76
          Granted                                                        2,562,805             2.02
                                                                         ---------

     Balance at December 31, 1996 (271,780 shares exercisable)           3,113,355             1.80
          Granted                                                          226,497            12.65
          Exercised                                                       (495,682)            1.34
          Forfeited                                                        (45,964)            3.25
                                                                         ---------

     Balance at December 31, 1997 (1,984,365 shares exercisable)         2,798,206             2.67
          Granted                                                          941,396             5.87
          Granted in ARKSYS acquisition                                     63,410             4.44
          Exercised                                                        (80,132)            2.13
          Forfeited                                                       (100,289)            6.23
                                                                         ---------

     Balance at December 31, 1998 (2,174,412 shares exercisable)
                                                                         3,622,591             3.46
                                                                         =========

     At December 31, 1998, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:

                                                     Weighted-            Weighted-Average
     Range of               Number of                Average                 Contractual                  Number
     Exercise Prices         Shares                Exercise Price         Remaining Life (years)        Exercisable
     ---------------         -------               --------------         ----------------------        -----------
     0-1.39                    392,546                   0.75                       5.6                     260,414
     1.40-2.79               2,089,796                   2.01                       7.8                   1,865,169
     2.80-4.18                 156,562                   3.42                       9.7                           -
     4.19-5.58                  67,500                   5.00                       9.9                           -
     5.59-6.97                 630,320                   5.87                       9.3                       7,424
     6.98-9.75                       -                      -                         -                           -
     9.76-11.15                130,426                  10.48                       8.9                      10,343
     11.16-12.54                51,731                  11.62                       8.5                      10,325
     12.55-13.94               103,710                  13.94                       8.3                      20,737
                             ---------                  -----                                             ---------
                             3,622,591                   3.46                                             2,174,412
                             =========                  =====                                             =========


     The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date. For options granted prior to the initial public offering, the fair value was determined by taking into consideration the per share price at which the most recent sale of equity securities was made by Euronet to investors. For options granted after the initial public offering, the fair value is determined by the market price of the share at the date of grant. However, in contemplation of the initial public offering in March 1997, compensation expense was recognized in 1996 relating to all options granted during the fourth quarter of 1996. Such compensation expense was calculated as the excess of the fair market value of the underlying shares (determined as $4.22, which is the cash price per share at which GE Capital subscribed for preferred shares of Euronet in February 1997) over the exercise price of $2.14 per share. Euronet recorded $4,172,000 of compensation expense in the 1997 consolidated financial statements and an additional compensation expense of $343,000 with respect to these options will be recognized over the remaining vesting period of such options. Of this amount, $108,000 and $108,000 has been expensed in the year ended December 31, 1998 and 1997, respectively.

     The following table provides the fair value of options granted during 1998, 1997 and 1996 together with a description of the assumptions used to calculate the fair value:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                   1998                        1997                    1996
                                                   ----                        ----                    ----
                                               Black-Scholes                Black-Scholes             Minimum
     Pricing model/method used                 pricing model                pricing model           value method
     -------------------------                 -------------                -------------           ------------
     Expected volatility                             100%                         54%                        0%
     Average risk-free rate                         8.80%                       6.86%                     7.17%
     Average expected lives                        5 years                   2.5 years                   3 years
     Expected dividend yield                           0%                        0%                         0%
     Weighted-average fair value (per
     share)                                          $3.51                     $4.90                     $1.14

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Euronet's net loss and net loss per share would have increased to the amounts indicated below:

                                                    Year ended December 31,
                                                    -----------------------
                                          1998               1997               1996
                                          ----               ----               ----
                                              (in thousands, except per share data)
     Net loss-as reported                 $(28,375)         $(7,965)            $(7,576)
     Net loss-pro forma                   $(29,067)         $(8,484)            $(8,189)

     Loss per share-as reported           $  (1.87)         $ (0.64)            $(15.18)
     Loss per share-pro forma             $  (1.91)         $ (0.69)            $(16.41)


     Pro forma impact reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.


(15) BUSINESS SEGMENT INFORMATION

     Euronet and its subsidiaries operate in two business segments, the service of providing an independent shared ATM network to the banks and financial institutions that it serves and producing application software for payment and transaction delivery systems. During 1998 and 1997, the corporate function resources were allocated to the ATM services segment and are included in the ATM services segment information disclosed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. As a result of the acquisition of ARKSYS, the Company established the software development segment. During 1997, Euronet and its subsidiaries operated in one business segment (ATM services).


                                                                ATM          Software
                                                              Services     Development       Total
                                                              --------     -----------       -----
                                                                                (in thousands)
     Revenues from external customers                          $ 11,525       $   371       $ 11,896
     Intersegment revenues                                            -            15             15
     Operating loss                                             (20,311)       (2,300)       (22,611)
     Interest income                                              2,513             1          2,514
     Interest expense                                            (7,826)            -         (7,826)
     Foreign exchange loss, net                                  (1,911)            -         (1,911)
     Depreciation and amortization                               (4,765)         (190)        (4,955)
     Income tax (expense)/benefit                                (1,447)           17         (1,430)
     Extraordinary gain, net of tax expense                       2,889             -          2,889
     Net loss                                                   (26,091)       (2,284)       (28,375)

     Segment assets                                             114,218        19,493        133,438
     Capital expenditures                                         9,740             -          9,740


     The following is a reconciliation of the segmented information to the consolidated financial statements.

                                                          1998
                                                          ----
                                                     (in thousands)
     Revenues:
     Total revenues for reportable segments              $ 11,896
     Elimination of intersegment revenues                     (15)
                                                         --------
        Total consolidated revenues                      $ 11,881
                                                         ========

     Total revenues and long-lived assets for the years ended December 31, 1998 and 1997 for the Company analyzed by geographical location is as follows:

                                      Total Revenues                                  Long-lived Assets
                               -----------------------------                          -----------------
                                1998        1997        1996                       1998            1997
                               ------------------------------                     -----------------------
                                       (in thousands)                                 (in thousands)
     United States             $   356       $      -     $     -                 $   697         $     -
     Hungary                     5,936          4,562       1,246                  11,571          10,212
     Poland                      2,787            663          15                  11,164           9,204
     Germany                     2,394             65           -                   4,530           2,270
     Other                         408              -           -                   5,220           2,402
                           -----------------------------------------           -----------------------------

     Total                     $11,881       $  5,290     $ 1,261                 $33,182         $24,088
                          ===========================================           =============================

     Total revenues are attributed to countries based on location of customer. Long-lived assets consist of property, plant, and equipment.


(16) RELATED PARTIES

      Windham Technologies Inc. ("Windham") holds the option to purchase certain ATMs at the end of the lease term. Windham is jointly owned by two shareholders of the Company. Windham has signed an undertaking to contribute these assets to Euronet at the end of the lease at a bargain purchase price of $1 plus incidental expenses.


     In addition, payments of $21,000, $94,000 and $425,000 have been made for the years ended December 31, 1998, 1997 and 1996 respectively, to Windham. These payments cover the services and related expenses of consultants seconded by Windham to the Company. These services include AS400 computer expertise, bank marketing and management support.


(17) FINANCIAL INSTRUMENTS

     Most of Euronet's financial instruments (cash, receivables, investment securities, accounts payable, accrued expenses and borrowings) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. The fair value of notes payable has been determined based on quoted market prices for the same issue and amounted to $45,561,000 (carrying value of $83,720,000) at December 31, 1998.


     The fair value of forward exchange contracts has been estimated by valuing the net position of the contracts using applicable spot and forward rates. Forward exchange contracts are accounted for at fair value which represents their carrying value ($0) at December 31, 1998.


(18) RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


     The reconciliation of net loss to net cash used in operating activities for the years ended December 31, 1998, 1997, and 1996 follows.


                                                                                     Year Ended December 31,
                                                                        ----------------------------------------------
                                                                         1998              1997                 1996
                                                                         ----              ----                 ----
                                                                                        (in thousands)

     Net loss                                                            $(28,375)        $(7,965)            $(7,576)

     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Share compensation expense                                          108             108               4,172
          Depreciation and amortization                                     4,955           1,761                 481
          Unrealized foreign exchange losses                                5,690               -                   -
          Loss on disposal of fixed assets                                     28              11                   -
          In-process research and development write-off                     1,020               -                   -
          Amortization of deferred financing costs                            147               -                   -
          Accretion of discount on notes payable                            5,772               -                   -
          Extraordinary gain on extinguishment of debt                     (4,377)              -                   -
          Realization of deferred tax benefit from stock
            compensation credited to additional paid-in capital               951               -                   -
          Deferred income taxes                                                 -            (100)               (323)
          (Increase)/decrease in restricted cash                          (12,125)           (695)                 28
          Increase in trade accounts receivable                              (473)           (475)               (139)
          Increase in costs and estimated earnings in excess
            of billings on software installation contracts                   (326)              -                   -
          Increase in prepaid expenses and other current assets            (1,692)         (1,424)                  -
          Decrease/(increase) in deposits for ATM leases                      385          (1,876)                106
          Decrease in cash surrender value of life
            insurance policies                                                489               -                   -
          Increase in trade accounts payable                                   94           2,750               1,309
          Increase/(decrease) in accrued expenses                           2,523           1,565                (313)
          Decrease in advance payments on contracts                           (32)              -                   -
          Increase in income taxes payable                                  1,969               -                   -
          Increase in billings in excess of costs and estimated
            earnings on software installation costs                           501               -                   -
                                                                         --------         -------             -------

     Net cash used in operating activities                               $(22,768)        $(6,340)            $(2,255)
                                                                         ========         =======             =======

(19) NONCASH FINANCING AND INVESTING ACTIVITIES


     Capital lease obligations of $3,993,000, $11,006,000, and $4,189,000 during the years ended December 31, 1998, 1997 and 1996 were incurred when the Company entered into leases primarily for new automatic teller machines.


     During the year ended December 31, 1998, the Company issued warrants to purchase common stock totaling $1,725,000.



(20) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     Euronet is subject to concentrations of business and credit risk. Euronet's financial instruments mainly include trade accounts receivables, cash and cash equivalents and investment securities. Euronet's customer base, even though limited, includes the most significant international card organizations and certain banks in the markets in which it operates. Therefore, the Company's operations are directly affected by the financial condition of those entities. The Company has one individually significant customer in Germany which accounted for 20% of total consolidated revenue for the year ended December 31, 1998.


     Cash and cash equivalents, and investment securities are placed with high-credit quality financial institutions or in short-term duration, high-quality debt securities. The counterparties to the foreign currency forward contracts are major financial institutions with investment grade or better credit ratings. This credit risk in generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures which monitor credit worthiness of customers and financial institutions.


     The Company has made an assessment of the impact of the advent of the year 2000 on its systems and operations. The Processing Center has been upgraded with fully compliant software. Most of the ATMs in the Euronet network are not year 2000 compliant, and hardware and software upgrades will be installed during the second quarter of 1999. The Company expects to upgrade 750 ATMs at a cost of approximately $500 per ATM for an expected total project cost of approximately $375,000.


     The Company has launched a survey of its bank customers concerning the compliance of their back office systems with year 2000 requirements. Euronet will monitor, and hopes to assist its bank clients in implementation of its customers' year 2000 compliance programs, and may, if required to accelerate the compliance programs of its banks, create consulting capabilities in this respect.


(21) COMMITMENTS

     The Company had unused letters of credit outstanding totaling $290,000 and $0 at December 31, 1998 and 1997, respectively.


     The Company is committed to purchase ATMs from certain suppliers for approximately GBP 2.5 million (approximately $4 million at December 31,
     1998).


(22) SUBSEQUENT EVENT

     On March 26, 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATM's in Germany and 36 ATMs in inventory. The purchase price for this established ATM network was DEM 12.2 million (USD 6.7 million). Under the agreement, Euronet will receive monthly fees based on revenues realized from the ATMs, less certain expenses and management fees payable to Service Bank. The risks and rewards of ownership of the ATM network transfer to Euronet on January 1, 1999, and revenues and expenses from the operation of the ATM network will accrue to Euronet from that date. The acquisition will be accounted for using the purchase method, whereby the purchase price will be allocated to the underlying assets based on their proportionate share of fair values on the date of acquisition and any excess to goodwill.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

          Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
---------------------------------------------------------

     The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 1999 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 1999 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 1999 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 1999 is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a) List of Documents Filed as Part of this Report.


1.      Financial Statements
                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report ...............................................................................     25
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 ..................................     26
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996......................................................................... 28
Consolidated Statements of Changes in Stockholders' Equity for the years ended
 December 31, 1998, 1997 and 1996 ..........................................................................     29
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
 and 1996...................................................................................................     30

Notes to Consolidated Financial Statements .................................................................     31


2.   Schedules


     None.


3.   Exhibits

     27 Financial Data Schedule.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EURONET SERVICES INC.


Date:  March 31, 1999               /s/ Daniel R. Henry
                                    --------------------------
                                    Daniel R. Henry



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                                    Date
----------                                  -----                                                    ----
/s/ Michael J. Brown                        Chairman of the Board of Directors                       March 31, 1999
------------------------------------        Chief Executive Officer and President
Michael J. Brown                                   (principal executive officer)


/s/ Daniel R. Henry                         Director and Chief Operating Officer                     March 31, 1999
------------------------------------
Daniel R. Henry


/s/ Steven J. Buckley                       Director                                                 March 31, 1999
------------------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara                   Director                                                 March 31, 1999
---------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski                      Director                                                 March 31, 1999
------------------------------------
Andrzej Olechowski



/s/ Thomas A. McDonnell                     Director                                                 March 31, 1999
---------------------------
Thomas A. McDonnell


/s/ Nicholas B. Callinan                    Director                                                 March 31, 1999
---------------------------
Nicholas B. Callinan


/s/ Richard P. Halka                        Acting Chief Financial Officer and                       March 31, 1999
---------------------------                 Chief Accounting Officer (principal financial
Richard P. Halka                            officer and principal accounting officer)