Form 10-K/A
period 1998-12-31
EURONET SERVICES INC
filed 1999-04-30
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At December 31, 1998, the Registrant had 15,213,453 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $35,000,000. The aggregate market value was determined based on the average bid and ask prices of the Common Stock on December 31, 1998.

     The purpose of this Form 10-K/A is to amend the Company's Form 10-K for the fiscal year ended December 31, 1998 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 1999 so as to add items 10, 11, 12 and 13. Such items were to have been incorporated into the Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders for 1999. The annual meeting and Proxy Statement have been delayed with the result that the Proxy Statement will not be filed on or before April 30, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     The Directors, Executive Officers and key employees of the Company are as follows:

            NAME                  Age            POSITION
            ----                  ---            --------
Directors
Michael J. Brown(1)  ........     42      Chairman, President and Chief
                                          Executive Officer
Daniel R. Henry  ............     33      Director, Chief Operating Officer
Thomas A. McDonnell(1)(2)(3).     53      Director
 .
Nicholas B. Callinan(1)(2)  .     52      Director
Steven J. Buckley(1)(2)(3)  .     43      Director
Eriberto R. Scocimara  ......     62      Director
Andrzej Olechowski  .........     51      Director

EXECUTIVE OFFICERS

Daniel C. Stevens(4)  .......     43      Chief Financial Officer and Chief
                                          Accounting Officer
Jeffrey B. Newman  ..........     44      Vice President and General Counsel
Anthony M. Ficarra  .........     55      Chief Information Officer
Ronald Ferguson(5) ..........     49      President [---]ARKSYS
Dennis H. Depenbusch  .......     35      Vice President

Other Key Employees

Miro I. Bergman  ............     36      Regional Director  --- Central
                                          Europe
Thierry Michel  .............     36      Regional Director --- Western
                                          Europe
William Benko  ..............     39      Managing Director --- Hungary
Roger Heinz  ................     38      Managing Director --- Germany

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of the Stock Option Committee

(4) Mr. Stevens was appointed Chief Financial Officer effective April 20, 1999. Mr. Bruce Colwill was Chief Financial Officer until his resignation on February 28, 1999. Mr. Richard Halka was Acting Chief Financial Officer from February 28, 1999 until April 20, 1999.
(5)  Appointed Vice President of the Company effective April 20, 1999.


DIRECTORS

     MICHAEL J. BROWN is one of the founders of the Company and has served as its Chief Executive Officer since 1994. In 1979 Mr. Brown founded Innovative Software, a computer software company that was merged with Informix in 1988. During this period, Innovative Software conducted three public offerings of its shares. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. Annual revenues of Informix had grown to $170 million by the time Mr. Brown left Informix in 1990. In 1993 Mr. Brown was a founding investor of Visual Tools, Inc., a company that writes and markets component software for the growing Visual Basic and Visual C++ developer market. Visual Tools, Inc. was acquired by Sybase Software in February 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri--Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri--Kansas City in 1996. Mr. Brown has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Mr. Brown's term will expire in July 2001. Mr. Brown is married to the sister of Mr. Henry's wife.

     DANIEL R. HENRY founded the predecessor of the Company with Michael Brown in 1994 and is serving as Chief Operating Officer of the Company. Mr. Henry divides his time between Budapest and Kansas City, and he oversees the daily operations of the Company's European subsidiaries. Mr. Henry also is responsible for the expansion of the Company into other countries and the development of new markets. Prior to joining the Company, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri--Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. His term as Director of the Company will expire in May 2000. Mr. Henry is married to the sister of Mr. Brown's wife.

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

     NICHOLAS B. CALLINAN has been a Director of the Company since its incorporation in December 1996 and he previously served on the board of Euronet Holding N.V. From 1993 he served as Senior Vice President and Managing Director for Central and Eastern Europe of Advent International Corporation, the ultimate general partner of private equity funds which are a shareholder of the Company. In 1997, he was appointed Managing Director of Emerging Markets for Advent International Corporation. From 1983 to 1993, he was founder and Chief Executive Officer of Western Pacific Management & Investment Company, which later became the Advent Group of Companies. Mr. Callinan has a B.E. in Civil Engineering and an M.B.A. from the University of Melbourne. Mr. Callinan's term as Director of the Company will expire in May 1999, or when his successor is duly elected and qualified at the next annual meeting of stockholders.

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

     ERIBERTO R. SCOCIMARA has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Since April 1994 Mr. Scocimara has served as President and Chief Executive Officer of the Hungarian-American Enterprise Fund, a private company that is funded by the U.S. government and invests in Hungary and is also a shareholder of the Company. Since 1984 he has been the President of Scocimara & Company, Inc., an investment management company. Mr. Scocimara was a partner of G. L. Ohrstrom from 1969 to 1984. Mr. Scocimara is currently a director of the Hungarian-American Enterprise Fund, Carlisle Companies, Harrow Industries, Inc., Roper Industries, Quaker Fabrics and several privately-owned companies. He has a Licence de Science Economique from the University of St. Gallen, Switzerland, and an M.B.A. from Harvard University. His term as a Director of the Company will expire in May 1999 or when his successor is duly elected and qualified at the next annual meeting of stockholders.

     ANDRZEJ OLECHOWSKI has served as a Director of the Company since its incorporation in December 1996. He has held several senior positions with the Polish government: from 1993 to 1995, he was Minister of Foreign Affairs and in 1992 he was Minister of Finance. From 1992 to 1993, and again in 1995, he served as economic advisor to President Walesa. From 1991 to 1992, he was Secretary of State in the Ministry of Foreign Economic Relations and from 1989 to 1991 was Deputy Governor of the National Bank of Poland. At present Dr. Olechowski is Chairman of

Central Europe Trust, Poland, a consulting firm. Since 1994, he has served as Chairman of the City Council in Wilanow, a district of Warsaw. His memberships include a number of public policy initiatives as well as International Advisory Boards of Goldman Sach International, Creditanstalt, Banca Nazionale del Lavoro, International Finance Corporation, Textron and boards of various charitable and educational foundations. He received a Ph.D. in Economics in 1979 from the Central School of Planning and Statistics in Warsaw. Mr. Olechowski's term will expire in July 2001.

EXECUTIVE OFFICERS

     DANIEL C. STEVENS joined the company as CFO effective April 20, 1999. From June 1998 until the date he joined the Company, Mr. Stevens was a partner in Rochdale Principals, an agricultural finance venture. From January 1997 to June 1998, he was Senior Vice-President, Chief Financial and Risk Officer for U.S. Central Credit Union, the principal financial intermediary and technology, operational and payment provider for the U.S. credit union industry. Mr. Stevens held various positions with ABN AMRO in their North American headquarters from November 1993 until January 1997; his final position as Senior Vice President and Chief Financial Officer, USA. Prior to that, he was First Vice President and Chief Financial Officer of the US operations of Caisse Nationale de Credit Agricole. Mr. Stevens started his financial career with Arthur Andersen & Co., Chicago. He holds a B.A. in English/Communications from Loyola University and a M.S.A. from DePaul University. Mr. Stevens is a Certified Public Accountant.

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

     RONALD FERGUSON joined the Company as President of Arksys in December 1998. Prior to this he was President of Bankline MidAmerica, Inc., from mid 1997. Mr. Ferguson was Vice President of Marketing for AeroComm, Inc. for a period of three years and also was principal of Ferguson Group, a consulting company involved with technology based hardware and software firms. During the period from 1984 to 1990, Mr. Ferguson was Vice President of Marketing for

Innovative Software, Inc. which was later acquired by Informix Software, Inc. where he was also Vice President of Marketing. Prior to Innovative Software, he was Director of Financial Services Marketing for United Computing Services from 1981 to 1984. He also was President of Dynabank Corporation from 1976 to 1981 and started his career with the First National Bank in Lawrence Kansas in 1973. Mr. Ferguson has a BS in Business and an MBA from the University of Kansas.

KEY EMPLOYEES

     MIRO I. BERGMAN joined the Company in 1997 and is currently the Managing Director of the Company's Czech Republic operations. Prior to joining Euronet, he established a Colorado based company involved in international trade. From 1992 to 1996, Mr. Bergman was with First Bank System as Vice President responsible for the bank's off-premises ATM business of over 1,200 ATMs and served as a Manager of new co-brand card initiatives. From 1988 to 1992, Mr. Bergman worked for Citicorp--Diners Club in various card management and marketing positions. Mr. Bergman received a B.S. in Business Administration from the University of New York at Albany in 1984 and an M.B.A from Cornell University in 1988.

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

SECTION 16 COMPLIANCE

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during

1998, the Company's directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the compensation awarded or paid by the Company to its Chief Executive Officer and to the other executive officers of the Company whose total annual salary and bonus equaled or exceeded $100,000 during the year ended December 31, 1998 (the "Named Executive Officers") for the periods indicated:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                              ---------------------                    -----------------------------------

                                                                    OTHER         SECURITIES
                                                                    ANNUAL        UNDERLYING   RESTRICTED              ALL OTHER
                                                                    COMPEN-       OPTIONS/     STOCK       LTP         COMPEN-
NAME AND PRINCIPAL POSITION   PERIOD   SALARY($)   BONUS($)         SATION($)     SAR'S (#)    AWARD(S)($) PAYOUTS($)  SATION($)
---------------------------   ------   ---------   ---------        ---------     ---------    ----------- ----------  ---------
Michael J. Brown...........     1998    150,000         $0             $0
  Chief Executive               1997    100,000         $0             $0                 ---      ---        ---        ---
   Officer                      1996    100,000         $0             $0           1,149,890      ---        ---        ---

Jeffrey B. Newman..........     1998    167,198     20,000             $0              10,000
  Vice President and            1997    133,000         $0             $0              17,500      ---        ---        ---
  General Counsel               1996        ---         $0             $0              52,500      ---        ---        ---

Daniel R. Henry                 1998    148,513         $0             $0                 ---      ---        ---        ---
  Chief Operating Officer       1997     80,000         $0                                ---
                                1996     50,000         $0                            539,399

Anthony M. Ficarra.........     1998    167,347     50,000             $0              32,000      ---        ---        ---
  Chief Information Officer

Bruce S. Colwill...........     1998    134,082     20,000             $0              25,000      ---        ---        ---
  Chief Financial Officer

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning Options granted to the Named Executive Officers of the Company during the year ended December 31, 1998.

                               INDIVIDUAL GRANTS


                                       % OF
                                      TOTAL
                        NUMBER OF    OPTIONS
                        SECURITIES  GRANTED TO                                      POTENTIAL REALIZABLE VALUE AT
                        UNDERLYING  EMPLOYEES                                       ASSUMED ANNUAL RATES OF
                        OPTIONS     IN FISCAL    EXERCISE PRICE                     STOCK PRICE APPRECIATION FOR
       NAME             GRANTED        YEAR         PER SHARE    EXPIRATION DATE    OPTION TERM(1)
       ----             -------        ----         ---------    ---------------    -----------------------------
                                                                                           5%($)         10%($)
                                                                                           -----          -----
Michael J. Brown...         ---        ---            ---                   ---             ---            ---

Jeffrey B. Newman..      10,000        1.9%         $5.87          May 18, 2008          36,916         93,553

Daniel R. Henry....         ---        ---            ---                   ---             ---            ---

Anthony M. Ficarra.      32,000        3.1%         $5.87          May 18, 2008         118,132        299,369

Bruce S. Colwill...      25,000        2.4%         $5.87          May 18, 2008          92,290        233,882

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning Options exercised by the Named Executive Officers during the year ended December 31, 1998 and Options held by such individuals at December 31, 1998:


                         SHARES                  NUMBER OF SECURITIES UNDERLYING VALUE OF UNEXERCISED IN-THE-
                        ACQUIRED                     UNEXERCISED OPTIONS AT           MONEY OPTIONS AT
                           ON         VALUE             DECEMBER 31, 1998           DECEMBER 31, 1998($)
       NAME             EXERCISE   REALIZED$(1)         -----------------           --------------------
       ----             --------   ------------

                                                 EXERCISABLE  UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
                                                 -----------  -------------  -----------    -------------
Michael J. Brown...      75,000       167,625      851,323          ---         459,714             ---

Daniel R. Henry....         ---           ---      777,707       88,088         760,741         173,533

Jeffrey B. Newman..         ---           ---       28,000       52,000          11,340          17,010

Anthony M. Ficarra.         ---           ---        8,000       64,000             ---             ---

Bruce S. Colwill...         ---           ---       28,832       25,000          31,473             ---

(1) Based on the difference between the exercise price of the Options and the fair market value of the Common Stock on June 24, 1998, which is the date on which the Options were exercised.

COMPENSATION OF DIRECTORS

  The Company pays each director a fee of $2,000 for each board meeting attended, $1,000 for each committee meeting attended, and $250 for participation in a telephonic meeting. In addition, each Director receives for each year of service options to purchase 1,000 shares of stock in accordance with the Company's Stock Option Plan. The Company also reimburses directors for out-of-pocket expenses incurred in connection with the directors' attendance at meetings. Andrzej Olechowski is paid $4,000 for serving as a member of the Company's Advisory Board.

EMPLOYMENT AGREEMENTS

     Mr. Brown serves as the Chief Executive Officer, President and Chairman of the Board of the Company pursuant to an employment agreement dated December 17, 1996. Under the terms of his agreement, Mr. Brown's salary for 1997 was $100,000, subject to annual review and adjustments by the Board of Directors. His salary was increased to $200,000 per year effective July 1, 1998. Mr. Brown is reimbursed for all reasonable and proper business expenses incurred by him in the performance of his duties under the agreement. The terms of the agreement also provide that Mr. Brown will be entitled to fringe benefits and perquisites comparable to those provided to any or all of the Company's senior officers. The term of the agreement expires in December 1999. The term of the agreement, however, will be automatically extended on the same terms and conditions for successive periods of one year each unless declined by either party for any reason. In the event that Mr. Brown's employment with the Company is terminated by the Company for Cause (as defined in the agreement), or if Mr. Brown voluntarily terminates employment with the Company, he will be entitled to receive all compensation, benefits and reimbursable expenses accrued as of the date of such termination. In the event that Mr. Brown's employment with the Company is terminated by reason of death or disability (as defined in the agreement), he (or his designated beneficiary) will be paid his annual salary at the rate then in effect for an additional one-year period. The agreement also contains certain non-competition, non-solicitation and confidentiality covenants.

     The Company has entered into employment agreements with terms substantially similar to the terms of Mr. Brown's agreement with Messrs. Henry (Chief Operating Officer) and Newman (Vice President and General Counsel). These agreements expire on December 17, 1999 but are automatically renewable for successive one year terms.

     The Company also has employment agreements with Messrs. Stevens, Ficarra and Mr. Ferguson. These agreements are not fixed term agreements, but are terminable by either the employee or the Company upon 30 days notice. The agreements provide that the employee is reimbursed for all reasonable and proper business expenses incurred by him in the performance of his duties under the agreement and that the employee is entitled to fringe benefits and perquisites comparable to those provided to any or all of the Company's senior officers. The agreements also contain certain non-competition, non-solicitation and confidentiality covenants.

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

                                                                   BENEFICIAL OWNERSHIP
                                                                   --------------------
STOCKHOLDER                                                   NUMBER OF            PERCENTAGE OF
-----------                                                   SHARES(1)            OUTSTANDING(1)
                                                              ---------            --------------
Directors and Named Executive Officers
   Michael J. Brown(2)................................        3,063,202                 20.2%
   Daniel R. Henry(3).................................          759,619                  5.0%
   Jeffrey B. Newman(4)...............................           28,000                   *
   Bruce S. Colwill(5)................................           28,832                   *
   Anthony Ficarrra(6)                                            8,000                   *
   Dennis H. Depenbusch(7)............................          289,905                  1.9%
   Steven J. Buckley(8)...............................            1,000                   *
   Nicholas B. Callinan(9)............................            5,898                   *
   Thomas A. McDonnell(10)............................              ---                   *
   Andrzej Olechowski(11).............................            2,400                   *
   Eriberto R. Scocimara(12)..........................              ---                   *
All directors and executive officers as a group (8            4,186,856                 27.5%
persons)..............................................
Five Percent Holders
DST Systems, Inc.(9)                                          1,178,797                  7.8%
333 West 11th Street
Kansas City, Missouri 64105-1594
Hungarian-American Enterprise Fund(12)                          798,702                  5.3%
East Putman Avenue  Greenwich
Connecticut 06830
Poland Investment Fund L.P.(9)(13)                              737,268                  4.9%
Corporation Trust Center
1209 Orange Street,Wilmington, Delaware 19801
Advent Partners L.P.(9)(13)                                      29,491                   *
101 Federal Street
Boston, Massachusetts 02110
Advent Private Equity Fund - Central Europe                     707,777                  4.7%
L.P.(9)(13)
123 Buckingham Palace Road, London SW1 9SL UK
Hungarian Private Equity Fund L.P. (9)(13)                      294,910                  1.9%
101 Federal Street, Boston, Massachusetts 02110
Poland Partners L.P.(8)                                       1,769,446                 11.7%
c/o Corporation Trust Company
1209 Orange Street,Wilmington, Delaware 19801

* The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding Shares.

(1) Calculations of percentage of beneficial ownership assumes the exercise by only the respective named stockholder of all options for the purchase of shares of Common Stock held by such stockholder which are exercisable within 60 days of February 15, 1998.
(2) Includes an aggregate of 851,323 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(3) Includes an aggregate of 777,707 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(4) Includes an aggregate of 28,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(5) Includes an aggregate of 28,832 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(6) Includes an aggregate of 8,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(7) Includes an aggregate of 289,905 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(8)  Steven Buckley is also the President of Poland Partners L.P.
(9) Mr. Callinan's shares are held indirectly through his interest in Advent Partners L.P. Mr. Callinan is also Senior Vice President and Managing Director for Central and Eastern Europe of Advent International Corporation.
(10) Thomas A. McDonnell is also the President of DST Systems, Inc.
(11) Includes an aggregate of 1,400 shares of Common Stock issuable pursuant to options exercisable within 60 days of February 15, 1998.
(12) Eriberto R. Scocimara is also the President and Chief Executive Officer of the Hungarian-American Enterprise Fund.
(13) These entities are affiliated through Advent International Corporation of which Mr. Callinan is Senior Vice President and Managing Director for Central and Eastern Europe. Such entities own in the aggregate 1,769,446 shares, which constitute approximately 11.7% of the outstanding shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

With the exception of the compensation or transactions described in the above items, there are no relationships or related party transactions requiring disclosure pursuant to this item.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EURONET SERVICES INC.

Date:  April 29, 1999               /s/ Daniel R. Henry
                                    ---------------------------------------
                                    Daniel R. Henry


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                          Date
/s/ Michael J. Brown       Chairman of the Board of Directors,         April 29, 1999
--------------------
Michael J. Brown           Chief Executive Officer and President


/s/ Daniel R. Henry        Director and Chief Operating Officer        April 29, 1999
-------------------------
Daniel R. Henry


/s/ Steven J. Buckley      Director                                    April 29, 1999
-------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara  Director                                    April 29, 1999
-------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski     Director                                    April 29, 1999
-------------------------
Andrzej Olechowski


/s/ Thomas A. McDonnell    Director                                    April 29, 1999
-------------------------
Thomas A. McDonnell

Signature                  Title                                           Date
/s/ Nicholas B. Callinan   Director                                    April 29, 1999
-------------------------
Nicholas B. Callinan


/s/ Daniel C. Stevens      Chief Financial Officer and Chief           April 29, 1999
-------------------------
Daniel C. Stevens          Accounting Officer (principal financial
                           officer and principal accounting
                           officer)