Form 10-Q
period 1999-03-31
EURONET SERVICES INC
filed 1999-05-14
CIK 1029199

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              YES  [X]    NO  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1999 15,213,453 common shares.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------


                    EURONET SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     Mar. 31, 1999  Dec. 31, 1998
                                                                     -------------  -------------
ASSETS                                                                (unaudited)
------
Current assets:
Cash and cash equivalents                                               $ 35,803        $ 55,614
Restricted cash                                                            9,653          12,972
Investment securities                                                      2,425           3,149
Trade accounts receivable, net of allowances for
    doubtful accounts of $291 on March 31, 1999 and
    December 31, 1998                                                      8,378           5,681
Costs and estimated earnings in excess of billings on software
    installation contracts                                                   331             745
Prepaid expenses and other current assets                                  3,680           3,869
                                                                        --------        --------
    Total current assets                                                  60,270          82,030
Property, plant, and equipment, net                                       34,474          33,182
Intangible assets, net                                                    15,268          12,464
Deposits                                                                   2,157           2,157
Deferred income taxes                                                        571             571
Other assets, net                                                          2,946           3,034
                                                                        --------        --------
    Total assets                                                        $115,686        $133,438
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Trade accounts payable                                                  $  5,311        $  4,739
Current installments of obligations under capital leases                   4,031           4,266
Accrued expenses and other current liabilities                             6,791           6,932
Income taxes payable                                                          44           1,849
Billings in excess of costs and estimated earnings on software
    installation costs                                                     2,385             953
                                                                        --------        --------
    Total current liabilities                                             18,562          18,739
Obligations under capital leases, excluding current installments           6,383           6,809
Notes payable                                                             78,294          83,720
                                                                        --------        --------
    Total liabilities                                                    103,239         109,268
                                                                        --------        --------

Stockholders' equity:
Common stock, $0.02 par value. Authorized 30,000,000 shares;
    issued and outstanding 15,213,453 shares at March 31, 1999
    and December 31, 1998                                                    307             307
Warrants                                                                   1,725           1,725
Additional paid in capital                                                64,719          64,688
Treasury stock                                                                (4)             (4)
Subscription receivable                                                        -             (50)
Accumulated losses                                                       (53,029)        (43,345)
Restricted reserve                                                           784             784
Accumulated other comprehensive (loss)/income                             (2,055)             65
                                                                        --------        --------
    Total stockholders' equity                                            12,447          24,170
                                                                        --------        --------
    Total liabilities and stockholders' equity                          $115,686        $133,438
                                                                        ========        ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                                   1999           1998
                                                              -----------    ------------
Revenues:
     ATM network and related revenue                          $     5,402    $     2,001
     Software, maintenance and related revenue                      2,767              -
                                                              -----------    -----------
          Total revenues                                            8,169          2,001

Operating expenses:
     Operating costs                                                5,786          1,636
     Salaries and benefits                                          4,976          1,744
     Selling, general and administrative                            2,785          1,515
     Depreciation and amortization                                  2,367            932
                                                              -----------    -----------
Total operating expenses                                           15,914          5,827

          Operating loss                                           (7,745)        (3,826)

Other (expense)/income:
     Interest income                                                  457            461
     Interest expense                                              (2,832)          (456)
     Foreign exchange gain, net                                       282            174
                                                              -----------    -----------
Total other (expense)/income                                       (2,093)           179
                                                              -----------    -----------
          Loss before income taxes and extraordinary item          (9,838)        (3,647)

Income taxes                                                            -              -
                                                              -----------    -----------
Loss before extraordinary item                                     (9,838)        (3,647)
Extraordinary gain on early retirement of debt, net of
     applicable income taxes (Note 5)                                 154              -
                                                              ------------   ------------
          Net loss                                            $    (9,684)   $    (3,647)

Other comprehensive (loss)/income:
     Translation adjustment                                        (2,119)           375
                                                              -----------    -----------
Comprehensive loss                                            $   (11,803)   $    (3,272)
                                                              ===========    ===========
Loss per share -- basic and diluted:
     Loss before extraordinary item                           $     (0.65)   $     (0.24)
     Extraordinary gain                                              0.01              -
                                                              -----------    -----------
     Net loss                                                 $     (0.64)   $     (0.24)
                                                              ===========    ===========
Weighted average number of shares outstanding                  15,213,453     15,133,507
                                                              ===========    ===========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands of U.S. Dollars)
                                 (Unaudited)

                                                                                    Three months ended March 31,
                                                                                        1999            1998
                                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                                                            $(9,684)       $ (3,647)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       2,367             932
    Unrealized foreign exchange gains, net                                             (5,368)              -
    Accretion of discount on notes                                                      2,453               -
    Decrease in costs and estimated earnings in excess of billings
       on software installation contracts                                                 414               -
    Decrease/(increase) in restricted cash                                              2,420            (306)
    (Increase) in trade accounts receivable                                            (2,712)           (152)
    Decrease/(increase) in prepaid expenses and other current assets                      189            (287)
    Increase/(decrease) in trade accounts payable                                         552            (180)
    Decrease in income taxes payable                                                   (1,805)              -
    Increase in billings in excess of costs and estimated earnings
       on software installation contracts                                               1,432               -
    Decrease in accrued expenses and other current liabilities                           (607)           (562)
    Other                                                                                (219)             26
                                                                                    ---------        --------
     Net cash used in operating activities                                            (10,568)         (4,176)
                                                                                    ---------        --------
Cash flows from investing activities:
  Fixed asset purchases                                                                (4,927)         (1,254)
  Purchase of intangible assets                                                        (3,439)              -
  Proceeds from sale of fixed assets                                                       45              60
  Purchase of investment securities                                                    (2,360)              -
  Proceeds from maturity of investment securities                                       2,809          10,119
  Investment in subsidiaries                                                               (3)              -
  Net decrease in loan receivable                                                           -               3
                                                                                    ---------        --------
    Net cash (used in)/provided by investing activities                                (7,875)          8,928
                                                                                    ---------        --------
Cash flows from financing activities:
  Repurchase of notes payable                                                            (373)              -
  Subscriptions paid                                                                       50               -
  Repayment of obligations under capital leases                                          (772)           (648)
  (Repayment of)/proceeds from bank borrowings                                           (188)             40
                                                                                    ---------        --------
    Net cash used in financing activities                                              (1,283)           (608)
                                                                                    ---------        --------
Effects of exchange rate differences on cash                                              (85)             43
                                                                                    ---------        --------
Net (decrease)/increase in cash and cash equivalents                                  (19,811)          4,187
Cash and cash equivalents at beginning of period                                       55,614           7,516
                                                                                    ---------        --------
Cash and cash equivalents at end of period                                            $35,803        $ 11,703
                                                                                    =========        ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1999 and the results of its operations, and cash flows for the three month periods ended March 31, 1999 and 1998.

    The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's Form 10-K.

    The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

    There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a description of these policies, see Note 2 to the Notes to Consolidated Financial Statements for the year ended December 31, 1998.

    In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

NOTE 3 -- NET LOSS PER SHARE - BASIC AND DILUTED

    Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options and warrants outstanding) is antidilutive. Accordingly, diluted net loss per share does not assume the exercise of stock options and warrants outstanding.

NOTE 4 -- ACQUISITION

    On March 26, 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATM's in Germany and 36 ATMs in inventory. The purchase price for this established ATM network was DEM 12.2 million (USD 6.7 million). Under the agreement, the Company will receive monthly fees based on revenues realized from the ATMs, less certain expenses and management fees payable to the Service Bank. The risks and rewards of ownership of the ATM network transferred to the Company as of January 1, 1999, and revenues and expenses from the operation of the ATM network accrued to Euronet from that date.

    The acquisition has been accounted for as a purchase, accordingly, the results of operations are included in the accompanying consolidated financial statements since January 1, 1999. The purchase price has been allocated to assets acquired of $3.5 million based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $3.2 million has been recorded as goodwill and will be amortized over seven years.

NOTE 5 -- EXTINGUISHMENT OF DEBT

    During February 1999, the Company repurchased 1,700 units (principal amount of DM 1.7 million) of its senior discount 12 3/8% notes for $373,000. This repurchase has been accounted for as an extinguishment of debt with a resulting $154,000 (net of income taxes of $80,000) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($629,000) and the consideration paid ($373,000), offset by the write-off of the allocated unamortized deferred financing costs ($22,000).

NOTE 6 -- BUSINESS SEGMENT INFORMATION

    Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions that it serves, ("ATM and related services"); and
(2) producing application software for payment and transaction delivery systems, ("ARKSYS software solutions"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, ("Corporate and other"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. The Company accounts for inter segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    During 1997, Euronet and its subsidiaries operated in one business segment, ATM and related services. During 1998 and 1997, the corporate function resources were allocated to the ATM and related services segment. As a result of the acquisition of ARKSYS in December 1998, the Company established a second business segment for its software delivery and development activities. Beginning in January 1999, the Company separated corporate function resources from the ATM and related services segment, and reported separately corporate support activities. The following tables present the segment results of the Company's operations for the quarters ended March 31, 1999 and March 31, 1998.

                                                ATM and    ARKSYS
                                                related   software   Corporate and
For the Quarter ended March 31, 1999           services   solutions      other          Total
                                               --------   ---------  -------------    --------
Total revenues                                 $ 5,402    $ 2,812      $     -        $  8,214
Total operating expenses                        (9,519)    (4,907)      (1,533)        (15,914)
Operating loss                                  (4,117)    (2,095)      (1,533)         (7,745)
Interest income                                     52         25          380             457
Interest expense                                  (314)         -       (2,518)         (2,832)
Foreign exchange loss, net                          49          -          233             282
Extraordinary gain, net of tax expense               -          -          154             154
Net loss                                       $(4,330)   $(2,070)     $(3,284)       $ (9,684)

Segment assets                                 $58,027    $19,384      $38,275        $115,686

                                                ATM and    ARKSYS
                                                related   software   Corporate and
For the Quarter ended March 31, 1998           services   solutions      other          Total
                                               --------   ---------  -------------    --------
Total revenues                                 $ 2,001    $     -      $     -        $ 2,001
Total operating expenses                        (4,654)         -       (1,173)        (5,827)
Operating loss                                  (2,653)         -       (1,173)        (3,826)
Interest income                                     35          -          426            461
Interest expense                                  (456)         -            -           (456)
Foreign exchange loss, net                         174          -            -            174
Extraordinary gain, net of tax expense               -          -            -              -
Net loss                                       $(2,900)   $     -      $  (747)       $(3,647)

Segment assets                                 $31,971    $     -      $33,961        $65,932

    The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                          Three months ended
                                            March 31, 1999
                                          ------------------
                                            (in thousands)
Revenues:
Total revenues for reportable segments          $8,214
Elimination of inter segment revenues              (45)
                                                ------
     Total consolidated revenues                $8,169
                                                ======

    Total revenues and long-lived assets for the three months ended March 31, 1999 and March 31, 1998 for the Company analyzed by geographical location is as follows:

                      Total Revenues           Long-lived Assets
                  ----------------------     ---------------------
                  March 31,    March 31,     March 31,   March 31,
                    1999         1998          1999         1998
                  ---------    ---------     ---------    --------
United States        $2,767      $    -       $13,084     $     -
Hungary               1,292       1,405        11,084      10,269
Poland                1,100         444         9,633       9,849
Germany               2,788         112        10,838       2,463
Other                   222          40         5,103       2,656
                    -------      ------       -------     -------
     Total           $8,169      $2,001       $49,742     $25,237
                    =======      ======       =======     =======

    Total revenues are attributed to countries based on location of customer for the ATM and related service segment. For revenues generated by the ARKSYS software solutions segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation and intangible assets, net of accumulated amortization.

NOTE 7 -- RECLASSIFICATION

    Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statements presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------


OVERVIEW

  Euronet Services Inc. (the "Company") is a provider of end-to-end electronic payment solutions and transaction processing for retail banks and other companies. The Company operates an independent automated teller machine ("ATM") network in Europe and owns a US-based software subsidiary, Arkansas Systems Inc. ("ARKSYS"), that specializes in electronic payment and transaction delivery systems. Together with ARKSYS, Euronet offers electronic payment solutions consisting of ATM network participation and outsourced management solutions, and comprehensive software solutions to retail banks and other companies around the world.

  The Company was formed and established its first office in Budapest in June 1994. In May 1995, the Company opened its second office, in Warsaw. During 1997, the Company also opened offices in Berlin, Zagreb, Prague, Paris and Bucharest. In 1998 the Company opened an office in London and acquired ARKSYS with offices in Little Rock, Orlando and Budapest. The Company maintains corporate offices in Kansas City and Budapest.

  Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions, ("ATM and related services"); and (2) producing application software for payment and transaction delivery systems, ("ARKSYS software solutions"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments ("Corporate and other"). (See Note 6 to the unaudited Consolidated Financial Statements - Business Segment Information.)

  Until December 1998, Euronet had devoted substantially all of its resources to establishing and expanding its ATM network through the addition of ATMs to its proprietary network and through providing outsourcing management solutions for bank-owned ATMs. On December 2, 1998, the Company acquired ARKSYS and for the quarter ended March 31, 1999, a significant portion of the Company's revenues and expenses resulted from and are attributable to ARKSYS operations.

  Total revenues increased to $8.2 million for the quarter ended March 31,1999 from $2.0 million for the quarter ended March 31, 1998. The increase in revenues is primarily due to two factors: (1) a $3.4 million increase in ATM and related services segment revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods, and (2) the addition of $2.8 million of ARKSYS software solutions segment revenues. Revenues from the quarters ended March 31, 1999 and March 31, 1998 are discussed more fully in the Segment Results of Operations sections below.

  Total operating expenses increased to $15.9 million for the quarter ended March 31, 1999 from $5.8 million for the quarter ended March 31, 1998. The increase can be broken down by segment as follows: (1) a $4.8 million increase in ATM and related services segment operating costs, (2) the addition of $4.9 million of ARKSYS software solutions segment operating costs, and (3) a $400,000 increase in Corporate and other operating costs. Operating expenses from the quarters ended March 31, 1999 and March 31, 1998 are discussed more fully in the Segment Results of Operations sections below.

  Total other (expense)/income decreased to a $2.1 million expense for the quarter ended March 31, 1999 from $200,000 income for the quarter ended March 31, 1998. The additional expense is due primarily to the recording of interest expense related to the Company's 12 3/8% senior discount notes issued in June 1998. Other (expense)/income from the quarters ended March 31, 1999 and March 31, 1998 are discussed more fully in the Segment Results of Operations sections below.

  The Company generated a net loss of $9.7 million for the quarter ended March 31, 1999 compared to a net loss of $3.6 million for the quarter ended March 31, 1998. The Company generated an operating loss of $7.7 million for the quarter ended March 31, 1999 compared to an operating loss of $3.8 million for the quarter ended March 31, 1998. The increased operating loss is due to three factors: (1) a $1.4 million increase in operating losses from the Company's ATM and related services segment; (2) the addition of $2.1 million in operating losses from the Company's ARKSYS software solutions segment; and (3) a $400,000 increase in operating losses from the Company's Corporate and other segment. The results of segment operations are discussed more fully in the Segment Results of Operations section below.

SEGMENT RESULTS OF OPERATIONS

                         SEGMENT RESULTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS OF U.S. DOLLARS)


                                           Revenues           Operating Loss             Net Loss
                                      ------------------   ---------------------   ---------------------
Quarter ended March 31,                 1999      1998       1999        1998        1999        1998
-----------------------------------   --------   -------   ---------   ---------   ---------   ---------
ATM and related services               $5,402     $2,001    $(4,072)    $(2,653)    $(4,285)    $(2,900)
ARKSYS software solutions               2,812          -     (2,140)          -      (2,115)          -
Corporate and other                         -          -     (1,533)     (1,173)     (3,284)       (747)
Inter segment eliminations                (45)         -          -           -           -           -
                                       ------     ------    -------     -------     -------     -------
     Total                             $8,169     $2,001    $(7,745)    $(3,826)    $(9,684)    $(3,647)

ATM AND RELATED SERVICES SEGMENT OVERVIEW

  The Company operates the only independent, non-bank owned automated teller machine ("ATM") network in Central and Western Europe, as a service provider to banks and other retail oriented financial institutions. This segment's principal source of revenue to date has been transaction and service fees from a growing number of ATMs installed in Hungary, Poland, the Czech Republic, Croatia, France, Germany, and the UK.

  During the first quarter of 1999, the Company further expanded its proprietary network by acquiring a network of 252 installed ATMs and 35 ATMs in inventory from Service Bank GmbH & Co. KG ("Service Bank") (see Note 4 to the uaudited Consolidated Financial Statements). As of March 31, 1999, the Company's proprietary ATM network totalled 1,557 ATMs, (see Note 4 to the Unaudited Consolidated Financial Statements) of which 87% are owned by the Company and 13% are owned by banks but operated by the Company through management agreements with such banks and financial institutions as a part of the Company's outsourced management solutions business.

  The ATM and related services segment derives substantially all of its revenues from ATM transaction fees. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. As the Company continues to focus on expanding its network and installing additional ATMs, the Company expects that transaction fees will continue to account for a substantial amount of its ATM and related services segment revenues for the foreseeable future.

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

  The Company's outsourced management solutions business also generates revenues from ATM network management services that it offers to banks that own proprietary ATM networks. The Company has expanded its outsourced management solutions to include not only the operation of existing ATMs owned by banks, but also the installation and management of Company-owned ATMs for banks in their branches or off-site locations. Both types of outsourced management agreements involve the operation of ATMs in return for monthly management fees or a guaranteed monthly level of transaction fees, ensuring a certain level of return for the Company. The Company believes that revenues from these services will increase in the future.

  The Company sells advertising on its network by putting clients' advertisements on its ATM screens and the receipts. The Company believes that advertising revenues will increase as it expands its network and continues to market this service.


ARKSYS SOFTWARE SOLUTIONS SEGMENT OVERVIEW

  ARKSYS, founded in Little Rock, Arkansas, U.S., in 1975, is a leading provider of electronic payment software solutions for the IBM AS/400 platform, one of the major hardware options for retail banks. ARKSYS software performs a number of retail banking functions including payment and transaction delivery for ATM systems, financial transaction processing, credit and debit card management, POS transaction processing, comprehensive card and client management, Internet and PC banking, and other means of electronic funds transfer ("EFT"). ARKSYS's primary software solution is the Integrated Transaction Management ("ITM") product, a suite of payment and transaction functions designed to support virtually every aspect of retail financial transaction delivery. The core systems of ITM provide for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces, settlement and management of the system. Front-end systems support ATM management, POS management, telephone banking, internet banking, kiosks, and workstation authorization. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. ARKSYS also offers Goldnet, a shared EFT network solution that allows the formation of an independent gateway network. Euronet uses Goldnet for its EFT requirements in eight countries in Europe.

  While the traditional target market for ARKSYS has been retail banks, the Company expects to seek other retail customers who require EFT solutions and who would benefit from the installation of ARKSYS's integrated suite of products. Software solutions developed by ARKSYS are currently used by more than 160 retail banks and other companies in over 60 countries, including the Company's own transaction processing center located in Budapest, Hungary.


CORPORATE AND OTHER SEGMENT OVERVIEW

  The Corporate and other segment exists soley to support the activities of the ATM and related services and ARKSYS software solutions segments. This segment performs general corporate, administrative and support functions including legal, corporate finance, treasury, investor relations and corporate communications services.


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND
1998


ATM AND RELATED SERVICES SEGMENT

ATM and Related Services Revenue

  Total segment revenues increased to $5.4 million for the quarter ended March 31,1999 from $2.1 million for the quarter ended March 31, 1998. The increase in revenues was due primarily to the significant increase in transaction revenues resulting from a corresponding increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 798 ATMs installed as of March 31, 1998, which processed 2.8 million transactions in the quarter. As of March 31, 1999, the Company's proprietary ATM network totalled 1,557 ATMs, of which 87% are owned by the Company and 13% are owned by banks but operated by the Company through management agreements with banks and financial institutions as a part of the Company's Outsourced Management Solutions business. The network processed 5.9 million transactions for the quarter ended March 31, 1999.

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

Operating Expenses

  Total segment operating expenses increased to $9.4 million for the quarter ended March 31, 1999 from $4.7 million for the quarter ended March 31, 1998. The increase is due primarily to costs associated with the installation of significant numbers of ATMs and expansion of the Company's operations during the period.

  ATM and related services segment operating costs consist primarily of:
ATM installation costs; ATM site rentals; costs associated with maintaining ATMs; ATM telecommunications; interest on network cash and cash delivery and security services to ATMs. Such costs increased to $5.6 million for the quarter ended March 31, 1999 from $1.6 million for the quarter ended March 31, 1998. The increase in ATM operating costs was primarily attributable to costs associated with operating the increased number of ATMs in the network during the period.
As well, for the first quarter of 1999 an intercompany allocation was made of $692,000 to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs.

  Segment salaries and benefits increased to $1.4 million for the quarter ended March 31, 1999 from $1.0 million for the quarter ended March 31, 1998. The increase reflected the expansion of the operations to Western European markets with significantly higher labour costs than Central Europe.

  Selling, general and administrative costs allocated to the ATM and related services segment decreased to $660,000 for the quarter ended March 31, 1999 from $1.1 million for the quarter ended March 31, 1998. It is the opinion of management that this decrease reflects an accurate allocation of these types of costs. The cost decrease results from the net effect of (1) a $692,000 allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and
(2) a $271,000 increase in costs associated with the expansion of the Company's network operations.

  Depreciation and amortization increased to $1.8 million for the quarter ended March 31, 1999 from $926,000 for the quarter ended March 31, 1998. This increase was due primarily to the increase in the number of deployed ATMs as discussed previously.

ARKSYS SOFTWARE SOLUTIONS SEGMENT

  ARKSYS was acquired by the Company on December 2, 1998. Therefore, comparable figures for the first quarter 1998 have not been provided.

ARKSYS Software Solutions Revenue.

  Revenues from the ARKSYS software solutions segment totalled $2.8 million after inter segment eliminations for the quarter ended March 31, 1999.

Software Sales Backlog

  The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company for its customers and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million, at March 31, 1999 the revenue backlog was $5.3 million. The increase in backlog results principally from growth in ARKSYS sales since the acquisition. It is management's intention to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Operating Expenses

  ARKSYS software solutions segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation. Operating expenses totalled $4.9 million for the quarter ended March 31, 1999.

  Since the acquisition of ARKSYS in December 1998, the Company has made planned increases in ARKSYS's staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits at ARKSYS, which has contributed to the net losses of the ARKSYS software solutions segment for the three months ended March 31, 1999.

CORPORATE AND OTHER SEGMENT

Operating Expenses

  Operating expenses for the Corporate and other segment increased to $1.5 million for the quarter ended March 31, 1999 from $1.2 million for the quarter ended March 31, 1998. The Company's expansion of its network infrastructure, expenses related to the Company's acquisition of ARKSYS and increases in corporate and administrative capabilities resulted in increased expenditures.

NON OPERATING RESULTS

Interest expense

  Interest expense increased to $2.5 million for the quarter ended March 31, 1999 from $0 for the quarter ended March 31, 1998. The increase was the result of recording interest expense related to the issue in June 1998 of 243,211 units of DM 1,000 12 3/8% senior discount notes due on July 1, 2006 (the "Notes").

Other Income/Expense

  The Company had a net foreign exchange gain of $282,000 for the quarter ended March 31, 1999, as compared to a net foreign exchange gain of $174,000 for the quarter ended March 31, 1998. Exchange gains and losses that result from remeasurement of assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in currencies other than the U.S. dollar, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to currency exchange movements. The Company entered into forward foreign exchange contracts as a partial hedge against German mark denominated liabilities to partially offset the foreign exchange movements on the Company's Notes.

  The Company's losses due to holding cash and other assets and liabilities denominated in several Eastern and Western European currencies were entirely eliminated due to the relative strength of the U.S. dollar against the German mark which generated exchange gains on the notes payable of $7.3 million. There can be no assurance that future performance of the U.S. dollar against other currencies, especially the German mark, will continue to yield exchange gains in future periods.


Extraordinary Gain

  In February 1999 the Company recorded an extraordinary gain of $154,000 (net of income taxes of $80,000), following its repurchase of a portion of its DM denominated senior discount 12 3/8% notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $629,000 less the consideration paid of $373,000, offset by the write-off of the allocated unamortized deferred financing costs of $22,000. The Company has not retired the bonds repurchased.

Net Loss

  The Company's net loss increased to $9.7 million during the quarter ended March 31, 1999 from $3.6 million for the quarter ended March 31, 1998 as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of DM denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $53.0 million and investments in property, plant and equipment of approximately $45.0 million.

  The Company had cash and cash equivalents of $35.8 million and working capital of $41.7 million at March 31, 1999. The Company had $9.7 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials. The Company expects to continue to generate losses from operating activities, and negative cash flow while it concentrates on the expansion of its ATM network business and development of ARKSYS service delivery capabilities. As a result of the Company's strategy of continuing expansion and increasing its market share, the Company's net losses are expected to continue for 1999. The Company expects improved results in the Year 2000. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flow from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service or working capital requirements.

  The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2007. The leases bear interest between 8% and 17% per annum. As of March 31, 1999 the Company owed $10.4 million under such capital lease arrangements.

  At March 31, 1999, the Company had contractual capital commitments of approximately $3.5 million. The Company expects that its capital requirements will continue in the future as it pursues its strategy of expanding its network and increasing the number of installed ATMs. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1999 could total approximately $15.0 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related installation costs. Aggregate capital expenditures of the Company for 1999 and 2000 for such purposes could reach approximately $30.0 million in the Company's existing markets, notably Western and Central Europe. These requirements contemplate planned expansion in existing markets. Acquisitions of related business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.


BALANCE SHEET ITEMS

Cash and Cash Equivalents

  The decrease of cash and cash equivalents to $35.8 million at March 31, 1999 from $55.6 million at December 31, 1998 is due primarily to operating losses during the quarter ended March 31, 1999, the net effects of working capital movements, unrealized foreign exchange gains and losses and the acquisition of a network of 252 installed and 36 inventoried ATMs from Service Bank (see Note 4 to the Unaudited Consolidated Financial Statements) for $6.7 million.

Restricted Cash

  Restricted cash decreased to $9.6 million at March 31, 1999 from $13.0 million at December 31, 1998. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials. The decrease represents amounts withdrawn from the network, and devaluation of the Hungarian forint and Polish zloty.


Trade Accounts Receivable

  Trade accounts receivable increased to $8.4 million at March 31, 1999 from $5.7 million at December 31, 1998 is due primarily to sales from the ARKSYS software solutions segment and the Service Bank transaction (described in Note 4 to the Unaudited Consolidated Financial Statements).


Property, Plant and Equipment

  Net property, plant and equipment increased from $33.2 million at December 31, 1998 to $34.5 million at March 31, 1999. This increase is due primarily to the installation of ATMs, the Service Bank transaction (described in Note 4 to the Unaudited Consolidated Financial Statements), and the acquisition of computer equipment as the network expands.


Intangible Assets

  The increase in intangible assets to $15.3 million at March 31, 1999 from $12.5 million at December 31, 1998 is due primarily to the acquisition of the network of 252 installed and 36 inventoried ATMs from Service Bank (see Note 4 to the Unaudited Consolidated Financial Statements) and recording of purchased intangibles of $3.2 million.


Notes Payable

  Notes payable decreased to $78.3 million at March 31, 1999 from $83.7 million at December 31, 1998. This is the result of several transactions as follows:


Balance at December 31, 1998                              $83,720
 Unrealized foreign exchange gain (DM vs. US$)             (7,250)
 Accretion of bond interest                                 2,453
 Bond repurchase                                             (629)
                                                          -------
Balance at March 31, 1999                                 $78,294
                                                          =======


Accumulated other Comprehensive (Loss)/Income

  The decrease in other comprehensive loss to $2.1 million at March 31, 1999 from a gain of $65,000 at December 31, 1998 is a result of the change in the foreign currency translation due an approximate 14.3% devaluation of the Polish zloty against the US dollar and an approximate 9.4% devaluation of the DM against the US dollar during the first quarter.


Total Stockholders Equity

  Total stockholders equity at March 31, 1999 was $12.4 million a decrease from $24.2 million at December 31, 1998. This is primarily due to the loss from operations for the quarter ended March 31, 1999 of $9.7 million and the recording of a cumulative translation adjustment of $2.1 million discussed above.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.


YEAR 2000 COMPLIANCE

ATM and Related Services Segment

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


Central Processing Center

  The Company has received written confirmation from IBM that the Company's current version of the AS/400 operating system is Year 2000 compliant. The Company has upgraded all versions of its ARKSYS software to the Year 2000 compliant release 1.4.


ATM Firmware and Software

  IBM and NCR from which the Company purchases its ATMs, have supplied information regarding Year 2000 compliance. Approximately 500 IBM and 250 NCR machines require an upgrade at an expected cost of approximately $500 per ATM, for a total project cost of approximately $375,000. The required changes for both the IBM and NCR ATM's has been made and tested. The NCR software package has been distributed and will be installed in April through June of 1999. The IBM package has been tested and installed in several production machines. Final roll out will begin in April and is expected to be completed by June 1999.

Vendor and Internal Software Used in the Company's Subsidiaries

  All standard vendor or internal software, provided for use in the country operations by the Company's internal software group ("IS Group") is Year 2000 compliant. Where some of the Company's subsidiaries have developed additional software locally this has been inventoried and is being reviewed for compliance, and will be replaced by standard products provided through the IS group. Any necessary upgrading and testing of all Company software used in all entities is expected to be completed by June 1999. The cost of any such upgrades is expected to be immaterial.

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

Year 2000 Compliance of Subcontractors Providing Telecommunications Driving, Switching and Authorization Services

  The Company relies on telecommunications providers in each market and has retained subcontractors in Germany, France and the UK to perform the majority of ATM services it provides. Each of these subcontractors has been required to provide written certification of Year 2000 compliance. In the absence of such assurances the Company will survey alternative providers.


Contingency Plan

  The Company is confident that its own systems are or will be ready to process transactions and maintain uninterrupted operations into the year 2000, and therefore a contingency plan is likely to be limited to providing for the software and hardware problems of bank customers, which can only be accurately defined following the supply of information requested from them, described above.


ARKSYS Software Solutions Segment

  ARKSYS has developed and is marketing to its customers a fully Year 2000 compliant version of its software. This version is being operated in the Company's central processing center. ARKSYS is actively engaged in a program of updating previous versions of software that have been installed for its customers who have maintenance contracts with ARKSYS. To date, ARKSYS has upgraded 53 of its customers and 36 remain to be completed. Completion of this program is expected by October 1, 1999.

  The Company is aware that certain of its customers may choose to temporarily freeze software development and installation during the third and fourth quarters of 1999, in order to limit any complications arising from the advent of the Year 2000. While the Company believes that such freezes may not affect execution of new contracts for software, implementation of existing contracts may be affected. Because the Company recognizes revenue based upon the percentage of completed contract method, any such freezes may adversely affect revenues of this segment during the third and fourth quarters of 1999.


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

  The Company continues to assess the potential impact of the euro in terms of its effect on competition, currency risk, and additional costs, but does not currently believe that the adoption of the euro to date has had a material adverse effect on its business.


FORWARD-LOOKING STATEMENTS

  This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document, including, without limitation, statements regarding (i) the Company's business plans and financing plans and requirements, (ii) trends affecting the Company's business plans and financing plans and requirements, (iii) trends affecting the Company's business, (iv) the adequacy of capital to meet the Company's capital requirements and expansion plans, (v) the assumptions underlying the Company's business plans, (vi) business strategy, (vii) government regulatory action,
(viii) technological advances and (ix) projected costs and revenues, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including: technological and business developments in the local card and electronic banking markets affecting the transaction and other fees which the Company is able to charge for its services; foreign exchange fluctuations; competition from bank-owned ATM networks, outsource providers of ATM services and software providers; the Company's relationships with its major customers, sponsor banks in various markets and International Card Organizations; unanticipated Year 2000 problems; and changes in laws and regulations affecting the Company's business. These risks and other risks are described elsewhere in this document and the Company's periodic filings with the Securities and Exchange Commission.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

FOREIGN EXCHANGE EXPOSURE

  For the three months ended March 31, 1999, 29% of the Company's revenues were generated in Poland and Hungary, compared to 73% for year ended December 31, 1998, and 99% for the year ended December 31, 1997. This figure is substantially reduced with the additional revenues from Arksys and the Company's expanded ATM network in Germany. While in Hungary the majority of revenues received are US dollar denominated, this is not the case in Poland, where the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

INFLATION AND FUNCTIONAL CURRENCIES

  In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Therefore, since Poland was no longer considered hyper-inflationary since 1998 and a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty, the functional currency of the Company's Polish subsidiary is the zloty. The Hungarian and the Czech Republic subsidiaries continue to have a significant portion of revenues and expenses denominated in the U.S. dollar. Consequently the U.S. dollar continues to be the functional currency.

  The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche mark, Hungarian forint, and Polish zloty against the U.S. dollar, would have the combined effect of a $600,000 increase in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

  Germany, France and the U.K. have experienced relatively low and stable inflation rates in recent years. Therefore, the local currencies in each of these markets is the functional currency. Although Croatia, like Germany, France and the U.K. has maintained relatively stable inflation and exchange rates, the functional currency of the Croatian company is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. The Company's Romanian subsidiary operates with the U.S. dollar as the functional currency due to the significant level of U.S. dollar denominated revenues and expenses.

  Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition. The Company continually reviews inflation and the functional currency in each of the countries that it operates in.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A)     EXHIBITS
          (11)    Statement re Computation of Per Share Earnings
          (27)    Financial Data Schedule
          (B)     REPORTS ON FORM 8-K
          The Company filed an 8KA on February 16, 1999 relating to the acquisition of ARKSYS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 1999                           By:  /s/ MICHAEL J. BROWN
                                           ----------------------
                                                Michael J. Brown
                                            Chief Executive Officer

May 15, 1999                           By:  /s/ DANIEL C. STEVENS
                                           ----------------------
                                                Daniel C. Stevens
                                            Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX



        EXHIBIT NO.               DESCRIPTION OF DOCUMENT
        -----------           ----------------------------
            11                Earnings Per Share
            27                Financial Data Schedule