Form 10-Q
period 1999-06-30
EURONET SERVICES INC
filed 1999-08-16
CIK 1029199

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

________________________________________________________________________________

                                   FORM 10-Q

________________________________________________________________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER C00-22167


________________________________________________________________________________


                             EURONET SERVICES INC.
          (Exact name of the registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  74-2806888
                     (I.R.S. employer identification no.)

                               HORVAT UT. 14-24
                            1027 BUDAPEST, HUNGARY
                   (Address of principal executive offices)

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

                              YES  [X]    NO  [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1999 15,213,453 common shares.

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
------------------------------


                    EURONET SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  June 30, 1999     Dec. 31, 1998
                                                                                  -------------     -------------
ASSETS                                                                             (unaudited)
------
Current assets:
Cash and cash equivalents                                                            $ 21,284          $ 55,614
Restricted cash                                                                        12,297            12,972
Investment securities                                                                   3,020             3,149
Trade accounts receivable, net of allowances for doubtful
     accounts of $371 on June 30, 1999 and $291 on December 31, 1998                    6,405             5,681
Costs and estimated earnings in excess of billings on software
     installation contracts                                                               564               745
Prepaid expenses and other current assets                                               4,294             3,869
                                                                                     --------          --------
Total current assets                                                                   47,864            82,030

Property, plant, and equipment, net                                                    34,780            33,182
Intangible assets, net                                                                 14,779            12,464
Deposits for leases                                                                     1,360             2,157
Deferred income taxes                                                                     571               571
Other assets, net                                                                       2,965             3,034
                                                                                     --------          --------
Total assets                                                                         $102,319          $133,438
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Trade accounts payable                                                               $  5,544          $  4,739
Current installments of obligations under capital leases                                3,954             4,266
Accrued expenses and other current liabilities                                          6,008             6,932
Income taxes payable                                                                       44             1,849
Billings in excess of costs and estimated earnings on software
     installation costs                                                                 2,100               953
                                                                                     --------          --------
Total current liabilities                                                              17,650            18,739

Obligations under capital leases, excluding current installments                        4,420             6,809
Notes payable                                                                          73,553            83,720
                                                                                     --------          --------
Total liabilities                                                                      95,623           109,268
                                                                                     --------          --------

Stockholders' equity:
Common stock, $0.02 par value. Authorized 30,000,000 shares;
     issued and outstanding 15,213,453 shares at June 30, 1999
     and December 31, 1998                                                                307               307
Warrants                                                                                1,725             1,725
Additional paid in capital                                                             64,751            64,688
Treasury stock                                                                             (4)               (4)
Subscription receivable                                                                     0               (50)
Accumulated losses                                                                    (59,889)          (43,345)
Restricted reserve                                                                        784               784
Accumulated other comprehensive (loss)/income                                            (978)               65
                                                                                     --------          --------
Total stockholders' equity                                                              6,696            24,170
                                                                                     --------          --------
Total liabilities and stockholders' equity                                           $102,319          $133,438
                                                                                     ========          ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                                 1999           1998             1999           1998
                                                            --------------  -------------    -------------  ------------
Revenues:
 ATM network and related revenue                              $     5,928    $     2,623      $    11,330   $     4,624
 Software, maintenance and related revenue                          4,781              -            7,548             -
                                                              -----------    -----------      -----------   -----------

Total revenues                                                     10,709          2,623           18,878         4,624

Operating expenses:
 Direct operating costs                                             5,613          2,311           11,398         3,947
 Salaries and benefits                                              6,870          1,928           11,847         3,672
 Selling, general and administrative                                2,907          1,805            5,694         3,320
 Depreciation and amortization                                      2,274          1,102            4,640         2,034
                                                              -----------    -----------      -----------   -----------

Total operating expenses                                           17,664          7,146           33,579        12,973

Operating loss                                                     (6,955)        (4,523)         (14,701)       (8,349)

Other (expense)/income:
 Interest income                                                      544            379            1,001           840
 Interest expense                                                  (2,400)          (728)          (5,232)       (1,184)
 Foreign exchange gain, net                                           445            659              727           833
                                                              -----------    -----------      -----------   -----------

Total other (expense)/income                                       (1,411)           310           (3,504)          489
                                                              -----------    -----------      -----------   -----------

Loss before income taxes and extraordinary item                    (8,366)        (4,213)         (18,205)       (7,860)

Income taxes                                                            -              -                -             -
                                                              -----------    -----------      -----------   -----------

Loss before extraordinary item                                     (8,366)        (4,213)         (18,205)       (7,860)
Extraordinary gain on early retirement of debt, net of
      applicable income taxes (Note 5)                              1,507              -            1,661             -
                                                              -----------    -----------      -----------   -----------

Net loss                                                      $    (6,859)   $    (4,213)     $   (16,544)  $    (7,860)

Other comprehensive income /(loss):
Translation adjustment                                              1,077           (173)          (1,043)          202
                                                              -----------    -----------      -----------   -----------

Comprehensive loss                                            $    (5,782)   $    (4,386)     $   (17,587)  $    (7,658)
                                                              ===========    ===========      ===========   ===========

Loss per share -- basic and diluted:
Loss before extraordinary item                                $     (0.55)   $     (0.28)     $     (1.20)  $     (0.52)
Extraordinary gain                                                   0.10           0.00             0.11          0.00
                                                              -----------    -----------      -----------   -----------
Net loss                                                      $     (0.45)   $     (0.28)     $     (1.09)  $     (0.52)
                                                              ===========    ===========      ===========   ===========


Weighted average number of shares outstanding                  15,213,453     15,133,507       15,213,453    15,133,507


    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS OF U.S. DOLLARS)
                                  (Unaudited)

                                                                                        Six months ended June 30,
                                                                                       1999                  1998
                                                                               --------------------  ---------------------
Cash flows from operating activities:
 Net loss                                                                       $          (16,544)   $            (7,860)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                              4,640                  2,034
  Foreign exchange gains, net                                                               (9,903)                     -
  Accretion of discount on notes                                                             4,821                      -
  Gain on extinguishment of debt                                                            (1,741)                     -
  Decrease in costs and estimated earnings in excess of billings
   on software installation contracts                                                          181                      -
  Decrease/(increase) in restricted cash                                                       675                   (847)
  (Increase) in trade accounts receivable                                                     (724)                  (586)
  (Increase) in prepaid expenses and other current assets                                     (425)                  (714)
  Decrease in deposits on ATM leases                                                           797                      -
  Increase/ in trade accounts payable                                                          805                  1,197
  Decrease in income taxes payable                                                          (1,805)                     -
  Increase in billings in excess of costs and estimated earnings
   on software installation contracts                                                        1,147                      -
  Decrease/(increase) in accrued expenses and other current liabilities                       (651)                    53
  Other                                                                                        200                     61
                                                                                ------------------    -------------------

Net cash used in operating activities                                                      (18,527)                (6,662)
                                                                                ------------------    -------------------

Cash flows from investing activities:
 Fixed asset purchases                                                                      (2,623)                (5,613)
 Acquisition of businesses                                                                  (7,204)
 Proceeds from sale of fixed assets                                                            152                    124
 Purchase of investment securities                                                          (2,849)                (2,765)
 Proceeds from maturity of investment securities                                             2,795                 26,107
 Net decrease in loan receivable                                                              (195)                     -
                                                                                ------------------    -------------------

Net cash (used in)/provided by investing activities                                         (9,924)                17,853
                                                                                ------------------    -------------------

Cash flows from financing activities:
 Proceeds from issuance of shares and other capital contributions                                -                    160
 Proceeds from issuance of notes payable                                                         -                 83,100
 Costs to obtain loans                                                                         (22)                (3,294)
 Repurchase of notes payable                                                                (2,870)                     -
 Subscriptions paid                                                                             50                    161
 Repayment of obligations under capital leases                                              (2,876)                (1,617)
 (Repayment of)/proceeds from bank borrowings                                                 (276)                    (6)
                                                                                ------------------    -------------------

Net cash provided by financing activities                                                   (5,994)                78,504
                                                                                ------------------    -------------------

Effects of exchange rate differences on cash                                                   115                     78
                                                                                ------------------    -------------------

Net (decrease)/increase in cash and cash equivalents                                       (34,330)                89,773
Cash and cash equivalents at beginning of period                                            55,614                  7,516
                                                                                ------------------    -------------------

Cash and cash equivalents at end of period                                      $           21,284    $            97,289
                                                                                ==================    ===================

    See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company" or "Euronet"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1999; the results of its operations for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998; and cash flows for the six month periods ended June 30, 1999 and 1998.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 -- ACQUISITION

On March 26, 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATMs in Germany and 36 ATMs in inventory. The purchase price for this established ATM network was DEM 12.2 million (USD 6.7 million). Under the agreement, the Company will receive monthly fees based on revenues realized from the ATMs, less certain expenses and management fees payable to the Service Bank. The risks and rewards of ownership of the ATM network transferred to the Company as of January 1, 1999, and revenues and expenses from the operation of the ATM network accrued to Euronet from that date.

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


NOTE 5 -- EXTINGUISHMENT OF DEBT

During June 1999, the Company repurchased 11,500 units (principal amount of DEM
11.5 million) of its senior discount 12 3/8% notes for $2.5 million. This repurchase has been accounted for as an extinguishment of debt with a resulting $1.5 million (net of applicable income taxes of $0) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($4.2 million) and the consideration paid ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($149,000).

During February 1999, the Company repurchased 1,700 units (principal amount of DEM 1.7 million) of its senior discount 12 3/8% notes for $373,000. This repurchase has been accounted for as an extinguishment of debt with a resulting $154,000 (net of income taxes of $80,000) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($629,000) and the consideration paid ($373,000), offset by the write-off of the allocated unamortized deferred financing costs ($22,000).

NOTE 6 -- BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two reportable business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions that it serves ("ATM and related services"); and (2) producing application software for payment and transaction delivery systems ("ARKSYS software solutions"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services, which are not directly identifiable with the two business segments, ("Corporate and other"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. The Company accounts for inter segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Up until the acquisition of Arkansas Systems Inc. ("ARKSYS"), Euronet and its subsidiaries operated in one business segment, ATM and related services. During 1998 and 1997, the corporate function resources were allocated to the ATM and related services segment. As a result of the acquisition of ARKSYS in December 1998, the Company established a second business segment for its software delivery and development activities. Beginning in January 1999, the Company separated corporate function resources from the ATM and related services segment, and reported separately corporate support activities. The following tables present the segment results of the Company's operations for the three-month and six-month periods ended June 30, 1999 and 1998.


                                                       ATM and            ARKSYS
                                                       Related           Software         Corporate
For the three months ended June 30, 1999               Services         Solutions         and other          Total
                                                   ----------------  ----------------  ---------------  ---------------
Total revenues                                      $        5,928      $      4,826     $          0    $      10,754
Total operating expenses                                     9,962             5,847            1,900           17,709
Operating loss                                              (4,034)           (4,021)          (1,900)          (6,955)
Interest income                                                 93                19              432              544
Interest expense                                              (303)                0           (2,097)          (2,400)
Foreign exchange loss, net                                     (99)                2              542              445
Extraordinary gain, net of tax expense                           0                 0            1,507            1,507
Net loss                                            $       (4,343)     $     (1,000)    $     (1,516)   $      (6,859)

Segment assets                                      $       56,140      $     18,384     $     27,795    $     102,319

                                                       ATM and           ARKSYS
                                                       Related          Software         Corporate
For the three months ended June 30, 1998               Services         Solutions        and other          Total
                                                   ----------------  ---------------  ---------------  ---------------
Total revenues                                        $      2,623     $           0    $          0    $       2,623
Total operating expenses                                     5,915                 0           1,231            7,146
Operating loss                                              (3,292)                0          (1,231)          (4,523)
Interest income                                                 31                 0             348              379
Interest expense                                              (468)                0            (260)            (728)
Foreign exchange loss, net                                     681                 0             (22)             659
Net loss                                              $     (3,048)    $           0    $     (1,165)   $      (4,213)

Segment assets                                        $     35,998     $           0    $    109,774    $     145,772

                                                       ATM and            ARKSYS
                                                       Related           Software         Corporate
For the six months ended June 30, 1999                 Services         Solutions         and other          Total
                                                   ----------------  ----------------  ---------------  ---------------
Total revenues                                       $      11,330     $       7,638     $          0     $     18,968
Total operating expenses                                    19,527            10,710            3,432           33,669
Operating loss                                              (8,197)           (3,072)          (3,432)         (14,701)
Interest income                                                144                44              813            1,001
Interest expense                                              (617)                0           (4,615)          (5,232)
Foreign exchange loss, net                                     (50)                2              775              727
Extraordinary gain, net of tax expense                           0                 0            1,661            1,661
Net loss                                             $      (8,720)    $      (3,026)    $     (4,798)    $    (16,544)

Segment assets                                       $      56,140     $      18,384     $     27,795     $    102,319

                                                       ATM and           ARKSYS
                                                       Related          Software         Corporate
For the six months ended June 30, 1998                 Services         Solutions        and other          Total
                                                   ----------------  ---------------  ---------------  ----------------
Total revenues                                       $       4,624   $           -    $            -     $       4,624
Total operating expenses                                   (10,577)               -           (2,396)          (12,973)
Operating loss                                              (5,953)               -           (2,396)           (8,349)
Interest income                                                 66                -              774               840
Interest expense                                              (924)               -             (260)           (1,184)
Foreign exchange loss, net                                     810                -               23               833
Net loss                                             $      (6,001)  $            -   $       (1,859)    $      (7,860)

Segment assets                                       $      35,998   $            -   $      109,774     $     145,772

          The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                                          Three months ended      Six months ended
                                                            June 30, 1999           June 30, 1999
                                                          ----------------        ----------------
                                                           (in thousands)          (in thousands)
Revenues:

Total revenues for reportable segments                         $   10,754              $   18,968
Elimination of inter segment revenues                                 (45)                    (90)
                                                           --------------          --------------

    Total consolidated revenues                                $   10,709              $   18,878
                                                           ==============          ==============


Operating expenses:

Total operating expenses for reportable segments               $   17,709              $   33,669
Elimination of inter segment expenses                                 (45)                    (90)
                                                           --------------          --------------

                                                               $   17,664              $   33,579
                                                           ==============          ==============


Total revenues and long-lived assets for the six months ended June 30, 1999 and June 30, 1998 for the Company analyzed by geographical location is as follows:

                                                        Total Revenues              Long-lived Assets
                                                  ---------------------------  ---------------------------

                                                    June 30,       June 30,      June 30,      June 30,
                                                      1999           1998          1999          1998
                                                  -------------  ------------  ------------  -------------
            United States                            $ 7,548        $    -       $12,733        $     -
            Hungary                                    2,726         2,994        10,701         13,902
            Poland                                     2,458         1,022         9,371         10,277
            Germany                                    5,520           502        10,225          2,653
            Other                                        626           106         6,529          4,309
                                                     -------        ------       -------        -------

Total                                                $18,878        $4,624       $49,559        $31,141
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

NOTE 7 -- SUBSEQUENT EVENT

On August 13, 1999, ARKSYS purchased the remaining 66 2/3% interest in EFT Network Services LLC ("Dash"). Until August 13, 1999 the Company held a 33 1/3% interest in Dash. ARKSYS will pay $800,000 to the sellers for the interest in Dash, in 24 equal monthly installments. ARKSYS has delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of Dash. ARKSYS now owns a 100% interest in Dash.

NOTE 8 - FORWARD EXCHANGE OPTION CONTRACT

On May 26, 1999, the Company entered into several foregin currency option contracts to limit their exposure to foreign currency fluctuations of the notes payable. Pursuant to such strategy, the Company entered into call options to purchase EURO 79.3 million for $85.9 million and put options to sell
$83.6 million for EURO 79.3 million on May 26, 2000.

The Company has accounted for these foreign currency options at fair values with the resulting gain/loss included in foreign exchange gain, net in the statement of operations and comprehensive loss. At June 30, 1999, the net fair value of such option contracts, which represent the carrying value recognized in other assets, amounted to $571,000. The foregin exchange gain recognized in the statement of operations and comprehensive loss amounted to $165,000 for the three month period ended June 30, 1999.

NOTE 9 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statements presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ---------------------

OVERVIEW

Euronet Services Inc. (the "Company" or "Euronet") is a provider of end-to-end electronic payment solutions and transaction processing for retail banks and other companies. The Company operates an independent automated teller machine ("ATM") network in Europe and owns a US-based software subsidiary, Arkansas Systems Inc. ("ARKSYS"), that specializes in electronic payment and transaction delivery systems. Together with ARKSYS, Euronet offers electronic payment solutions consisting of ATM network participation and outsourced ATM network management solutions, and comprehensive software solutions to retail banks and other companies around the world.

Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions ("ATM and related services"); and (2) producing application software for payment and transaction delivery systems ("ARKSYS software solutions"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services, which are not directly identifiable with the two business segments ("Corporate and other"). (See Note 6 to the unaudited Consolidated Financial Statements - Business Segment Information.)

Until December 1998, Euronet had devoted substantially all of its resources to establishing and expanding its ATM network through the addition of ATMs to its proprietary network and through providing outsourced management solutions for bank-owned ATMs. On December 2, 1998, the Company acquired ARKSYS and for the six months ended June 30, 1999, a significant portion of the Company's revenues and expenses resulted from and are attributable to ARKSYS operations.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998

Total revenues increased to $10.7 million for the quarter ended June 30,1999 from $2.6 million for the quarter ended June 30, 1998. The increase in revenues is primarily due to two factors: (1) a $3.3 million increase in ATM and related services segment revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods, and (2) the addition of $4.8 million of ARKSYS software solutions segment revenues. Revenues for the quarters ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $17.7 million for the quarter ended June 30, 1999 from $7.1 million for the quarter ended June 30, 1998. The increase can be broken down by segment as follows: (1) a $4.0 million increase in ATM and related services segment operating costs, (2) the addition of $5.9 million of ARKSYS software solutions segment operating costs, and (3) a $700,000 increase in Corporate and other operating costs. Operating expenses from the quarters ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $7.0 million for the quarter ended June 30, 1999 compared to an operating loss of $4.5 million for the quarter ended June 30, 1998. The increased operating loss is due to three factors: (1) a $700,000 increase in operating losses from the Company's ATM and related services segment; (2) the addition of $1.1 million in operating losses from the Company's ARKSYS software solutions segment; and (3) a $700,000 increase in operating losses from the Company's Corporate and other segment. The results of segment operations are discussed more fully in the Segment Results of Operations section below.

Other (expense)/income totaled $1.4 million in expenses for the quarter ended June 30, 1999 as compared to $300,000 in income for the quarter ended June 30, 1998. The additional expense is due primarily to the recording of interest expense related to the Company's 12 3/8% senior discount notes issued in June 1998. Other (expense)/income from the quarters ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company recorded an extraordinary gain of $1.5 million for the quarter ended June 30, 1999. There was no extraordinary gain recorded for the quarter ended June 30, 1998. The extraordinary gain resulted from the early retirement of debt. (See Note 5 to the unaudited Consolidated Financial Statements - Extinguishment of Debt.)

The Company generated a net loss of $6.9 million for the quarter ended June 30, 1999 compared to a net loss of $4.2 million for the quarter ended June 30, 1998 as a result of the factors discussed above.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues increased to $18.9 million for the six months ended June 30,1999 from $4.6 million for the six months ended June 30, 1998. The increase in revenues is primarily due to two factors: (1) a $6.7 million increase in ATM and related services segment revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods, and (2) the addition of $7.6 million of ARKSYS software solutions segment revenues. Revenues for the six months ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $33.6 million for the six months ended June 30, 1999 from $13.0 million for the six months ended June 30, 1998. The increase can be broken down by segment as follows: (1) a $8.9 million increase in ATM and related services segment operating costs, (2) the addition of $10.7 million of ARKSYS software solutions segment operating costs, and (3) a $1.0 million increase in Corporate and other operating costs. Operating expenses from the six months ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $14.7 million for the six months ended June 30, 1999 compared to an operating loss of $8.4 million for the six months ended June 30, 1998. The increased operating loss is due to three factors: (1) a $2.1 million increase in operating losses from the Company's ATM and related services segment; (2) the addition of $3.2 million in operating losses from the Company's ARKSYS software solutions segment; and (3) a $1.0 million increase in operating losses from the Company's Corporate and other segment. The results of segment operations are discussed more fully in the Segment Results of Operations section below.

Other (expense)/income totaled $3.5 million in expenses for the six months ended June 30, 1999 as compared to $500,000 in income for the six months ended June 30, 1998. The additional expense is due primarily to the recording of interest expense related to the Company's 12 3/8% senior discount notes issued in June 1998. Other (expense)/income from the six months ended June 30, 1999 and June 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company recorded an extraordinary gain of $1.7 million for the six months ended June 30, 1999. There was no extraordinary gain recorded for the six months ended June 30, 1998. The extraordinary gain resulted from the early retirement of debt. (See Note 5 to the unaudited Consolidated Financial Statements - Extinguishment of Debt.)

The Company generated a net loss of $16.5 million for the six months ended June 30, 1999 compared to a net loss of $7.9 million for the six months ended June 30, 1998 as a result of the factors discussed above.


SEGMENT RESULTS OF OPERATIONS

                         SEGMENT RESULTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS OF U.S. DOLLARS)

                                     Revenues          Operating Loss           Net Loss
                                ------------------  --------------------  --------------------

Quarter ended June 30,            1999      1998      1999       1998       1999       1998
---------------------           -------    -------  --------   --------   --------   --------
ATM and related services        $ 5,928    $ 2,623  $ (3,989)  $ (3,292)  $ (4,298)  $ (3,048)
ARKSYS software solutions         4,826          -    (1,066)         -     (1,045)         -
Corporate and other                   -          -    (1,900)    (1,231)    (1,516)    (1,165)
Inter segment eliminations          (45)        -         -          -          -          -
                                -------    ------   -------    -------   --------   --------
Total                           $10,709    $2,623   $(6,955)   $(4,523)  $ (6,859)  $ (4,213)

                                     Revenues           Operating Loss            Net Loss
                               ------------------  ---------------------  --------------------

Six months ended June 30,        1999      1998       1999       1998        1999       1998
-------------------------      ---------  -------  ---------   --------   ---------   --------
ATM and related services       $  11,330  $ 4,624  $  (8,107)  $ (5,953)  $  (8,630)  $ (6,001)
ARKSYS software solutions          7,638        -     (3,162)         -      (3,116)         -
Corporate and other                    -        -     (3,432)    (2,396)     (4,798)    (1,859)
Inter segment eliminations           (90)       -          -          -           -          -
                               ---------  -------  ----------    ------   ---------   --------
Total                          $  18,878  $ 4,624  $ (14,701)  $ (8,349)  $ (16,544)  $ (7,860)

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

During the first quarter of 1999, the Company further expanded its proprietary network by acquiring a network of 252 installed ATMs and 35 ATMs in inventory from Service Bank GmbH & Co. KG ("Service Bank"). As of June 30, 1999, the Company's proprietary ATM network totaled 1,644 ATMs, of which 88% are owned by the Company and 12% are owned by banks and financial institutions but operated by the Company through management agreements with such banks and financial institutions as a part of the Company's outsourced management solutions business.

The ATM and related services segment derives substantially all of its revenues from ATM transaction fees. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. The Company continues to focus on expanding its network and installing additional ATMs, especially ATMs installed as part of the outsourced management solutions business where contracts may include flat monthly management fees or minimum transaction guarantees. The Company expects that transaction fees will continue to account for a substantial amount of its ATM and related services segment revenues for the foreseeable future even as its outsourced management solutions business expands.

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

The Company sells advertising on its network by putting clients' advertisements on its ATM screens and the receipts. The Company believes that advertising revenues can increase as it expands its network and continues to market this service.

On August 13, 1999, the Company purchased the remaining 66 2/3% interest in EFT Network Services LLC ("Dash") located in Little Rock, Arkansas, USA. Until that date the Company owned 33 1/3% of Dash as a result of its acquisition of ARKSYS on December 2, 1998. The Company now owns 100% of Dash. (See Note 7 to the unaudited Consolidated Financial Statements--Subsequent Event.)

Dash is an ATM switch-processing center. The current operations of Dash include processing transactions for approximately 123 bank-owned ATMs. Dash will constitute a disaster recovery center for the Company's processing center located in Budapest, Hungary. In addition, it will provide a platform for offering ATM and related processing services to potential bank and non-bank customers in the United States. The Company's management will treat the Dash network operation as a part of the ATM and related services segment.

ARKSYS SOFTWARE SOLUTIONS SEGMENT OVERVIEW

ARKSYS is a leading provider of electronic payment software solutions for the IBM AS/400 platform, one of the major hardware options for retail banks. ARKSYS software performs a number of retail banking functions including payment and transaction delivery for ATM systems, financial transaction processing, credit and debit card management, POS transaction processing, comprehensive card and client management, Internet and PC banking, and other means of electronic funds transfer ("EFT"). ARKSYS's primary software solution is the Integrated Transaction Management ("ITM") product, a suite of payment and transaction functions designed to support virtually every aspect of retail financial transaction delivery. The core systems of ITM provide for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces, settlement and management of the system. Front-end systems support ATM management, POS management, telephone banking, internet banking, kiosks, and workstation authorization. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. ARKSYS also offers Goldnet, a shared EFT network solution that allows the formation of an independent gateway network. Euronet uses Goldnet for its EFT requirements in five countries in Europe.

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

CORPORATE AND OTHER SEGMENT OVERVIEW

The Corporate and other segment exists solely to support the activities of the ATM and related services and ARKSYS software solutions segments. This segment performs general corporate, administrative and support functions including legal, corporate finance, treasury, investor relations and corporate communications services.

COMPARISON OF OPERATING RESULTS THE QUARTERS ENDED JUNE 30, 1999 AND 1998 AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

ATM AND RELATED SERVICES SEGMENT

ATM and Related Services Revenue
--------------------------------

Total segment revenues increased by $3.3 million or 127% to $5.9 million for the quarter ended June 30,1999 from $2.6 million for the quarter ended June 30, 1998. Total segment revenues increased by $6.7 million or 146% to $11.3 million for the six months ended June 30,1999 from $4.6 million for the six months ended June 30, 1998. The increases in revenues are due primarily to the significant increase in transaction revenues resulting from a corresponding increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 986 ATMs installed as of June 30, 1998, and processed 3.5 million transactions for the quarter ended June 30, 1998 and
6.3 million transactions for the six months ended June 30, 1998. As of June 30, 1999, the Company's proprietary ATM network increased by 655 ATMs or 67% to a total of 1,644 ATMs, of which 88% are owned by the Company and 12% are owned by banks but operated by the Company through management agreements with banks and financial institutions as a part of the Company's Outsourced Management Solutions business. The network processed 6.9 million transactions for the quarter ended June 30, 1999 and 12.8 million transactions for the six months ended June 30, 1999.

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

Operating Expenses
------------------

Total segment operating expenses increased to $10.0 million for the quarter ended June 30, 1999 from $5.8 million for the quarter ended June 30, 1998, and $19.5 million for the six months ended June 30, 1999 from $10.7 million for the six months ended June 30, 1998. The increases are due primarily to costs associated with the installation of significant numbers of ATMs and expansion of the Company's operations during the periods.

ATM and related services segment direct operating costs consist primarily of:
ATM installation costs; ATM site rentals; costs associated with maintaining ATMs; ATM telecommunications; interest on network cash and cash delivery and security services to ATMs. Such costs increased to $5.4 million for the quarter ended June 30, 1999 from $2.3 million for the quarter ended June 30, 1998, and $11.0 million for the six months ended June 30, 1999 from $3.9 million for the six months ended June 30, 1998. The increases in direct operating costs are primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. Also, inter company allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $677,000 for the quarter ended June 30, 1999 and $1.4 million for the six months ended June 30, 1999. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs. The components of direct operating costs for the quarters ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998 were:

(in thousands)                          Quarters ending June 30,    Six months ending June 30,
                                         1999              1998       1999              1998
                                        ------------------------    --------------------------
ATM communication                       $  1,007         $   791    $ 2,039            $ 1,459
ATM cash filling and interest on
  network cash                             1,215             430      2,837                845
ATM maintenance                              768             366      1,384                558
ATM site rental                              634             226      1,325                355
ATM installation                             284              61        328                122
Transaction processing and ATM
  monitoring                                 979               0      1,917                  0
Other                                        521             437      1,186                608
                                        --------         -------    -------            -------
Total direct operating expenses         $  5,408         $ 2,311    $11,016            $ 3,947
                                        ========         =======    =======            =======

Segment salaries and benefits increased to $2.1 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998, and $3.5 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. The increases reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe.

Selling, general and administrative costs allocated to the ATM and related services segment decreased to $672,000 for the quarter ended June 30, 1999 from $1.3 million for the quarter ended June 30, 1998, and $1.4 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. It is the opinion of management that this decrease reflects an accurate allocation of these types of costs. The cost decrease for the quarter ended June 30, 1999 results from the net effect of (1) a $677,000 allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and (2) an $81,000 increase in costs associated with the expansion of the Company's network operations. The cost decrease for the six months ended June 30, 1999 results from the net effect of (1) a $1.4 million allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and (2) a $392,000 increase in costs associated with the expansion of the Company's network operations.

Depreciation and amortization increased to $1.7 million for the quarter ended June 30, 1999 from $1.1 million for the quarter ended June 30, 1998, and $3.5 million for the six months ended June 30, 1999 from $2.0 for the six months ended June 30, 1998. The increases are due primarily to the increase in the number of deployed ATMs as discussed previously.

Operating Loss
--------------

The ATM and related services segment operating loss increased to $4.0 million for quarter ended June 30, 1999 compared to $3.3 million for the quarter ended June 30, 1998, and $8.2 million for the six months ended June 30, 1999 compared to $6.0 million for the six months ended June 30, 1998 as a result of the factors discussed above.

ARKSYS SOFTWARE SOLUTIONS SEGMENT

ARKSYS was acquired by the Company on December 2, 1998. Therefore, comparable figures for the quarter and six months ended June 30, 1998 have not been provided.

ARKSYS Software Solutions Revenue
---------------------------------

Revenues from the ARKSYS software solutions segment totaled $4.8 million after inter segment eliminations for the quarter ended June 30, 1999, and $7.6 million for the six months ended June 30, 1999.

Software Sales Backlog
----------------------

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million, at March 31, 1999 the revenue backlog was $5.3 million, and at June 30, 1999 the revenue backlog was $3.7 million. The increase in backlog from December 31, 1998 results principally from growth in ARKSYS sales since the acquisition. The decrease in backlog from March 31, 1999 can be attributed to the Company's increased focus and results in expediting delivery of software, contrasted with a slower rate of purchasing by banks as they allocate resources to short term operational issues related to Year 2000 compliance. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Operating Expenses
------------------

ARKSYS software solutions segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation. Operating expenses totaled $5.8 million for the quarter ended June 30, 1999, and $10.7 for the six months ended June 30, 1999.

Since the acquisition of ARKSYS in December 1998, the Company has made planned increases in ARKSYS's staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits at ARKSYS, which has contributed to the net losses of the ARKSYS software solutions segment for the six months ended June 30, 1999.

Operating Loss
--------------

The ARKSYS software solutions segment operating loss was $1.0 million for quarter ended June 30, 1999 and $3.1 million for the six months ended June 30, 1999 as a result of the factors discussed above.

CORPORATE AND OTHER SEGMENT

Operating Expenses
------------------

Operating expenses for the Corporate and other segment increased to $1.9 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended
June 30, 1998, and $3.4 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities resulted in increased expenditures.

NON-OPERATING RESULTS

Interest Expense
----------------

Interest expense increased to $2.4 million for the quarter ended June 30, 1999 from $700,000 for the quarter ended June 30, 1998, and $5.2 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. The increase was the result of recording interest expense related to the issue in June 1998 of 243,211 units of DEM 1,000 12 3/8% senior discount notes due on July 1, 2006 (the "Notes").

Other Income/Expense
--------------------

The Company had a net foreign exchange gain of $445,000 for the quarter ended June 30, 1999, as compared to a net foreign exchange gain of $659,000 for the quarter ended June 30, 1998, and a net foreign exchange gain of $727,000 for the six months ended June 30, 1999 compared to a net foreign exchange gain of $833,000 for the six months ended June 30, 1998. Exchange gains and losses that result from remeasurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in currencies other than the U.S. dollar, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. The Company entered into several foreign currency option contracts to limit their exposure to foreign currency fluctuations of the notes payable (See Note 8 to the unaudited Consolidated Financial Statements -- Forward Exchange Option Contract).

The Company's losses due to holding cash and other assets and liabilities denominated in several Eastern and Western European currencies were entirely eliminated due to the relative strength of the U.S. dollar against the German mark, which generated unrealized exchange gains on the notes payable of $10.2 million. There can be no assurance that future performance of the U.S. dollar against other currencies, especially the German mark, will continue to yield exchange gains in future periods.

Extraordinary Gain
------------------

In June 1999 the Company recorded an extraordinary gain of $1.5 million (net of income taxes of $0) following its repurchase of a portion of its DEM denominated senior discount 12 3/8% notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $4.2 million less the consideration paid of $2.5 million, offset by the write-off of allocated unamortized deferred financing costs of $149,000.

In February 1999 the Company recorded an extraordinary gain of $154,000 (net of income taxes of $80,000), following its repurchase of a portion of its DEM denominated senior discount 12 3/8% notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $629,000 less the consideration paid of $373,000, offset by the write-off of allocated unamortized deferred financing costs of $22,000.

The two transactions above result in a combined extraordinary gain of $1.7 million for the six months ended June 30, 1999. There were no extraordinary gains or losses for the six months ended June 30, 1998. The Company has not retired the bonds repurchased.

Net Loss
--------

The Company's net loss increased to $6.9 million during the quarter ended June 30, 1999 from $4.2 million for the quarter ended June 30, 1998, and $16.5 million for the six months ended June 30, 1999 from $7.9 million for the six months ended June 30, 1998 as a result of the factors discussed above.

[LIQUIDITY AND CAPITAL RESOURCES]

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of DEM denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $60.0 million and investments in property, plant and equipment of approximately $46.1 million.

At June 30, 1999, the Company had cash and cash equivalents of $21.3 million and working capital of $30.2 million. The Company had $12.3 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees to a customer, as collateral for a hedging instrument and as deposits with customs officials. The Company expects to continue to generate losses from operating activities and development of ARKSYS service delivery capabilities. As a result of the preceding, the Company's net losses are expected to continue for 1999. The Company expects improved results in 2000. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flows from operations in any future period. If the Company cannot achieve and sustain operating profitability or positive cash flows from operations, it may not be able to meet its debt service or working capital requirements.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2007. The leases bear interest between 8% and 17% per annum. As of June 30, 1999 the Company owed $8.4 million under such capital lease arrangements.

At June 30, 1999, the Company had contractual capital commitments of approximately $1.9 million. The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company's intent is to promote its outsourcing capabilities as well as re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. The Company anticipates that its capital expenditures for the 12 months ending December 31, 1999 could total approximately $13.4 million, primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related ATM installation costs. Aggregate capital expenditures of the Company for 1999 and 2000 for such purposes could reach approximately $25.2 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

The Company's capital expenditures will be funded through a combination of cash flows from existing operations and current cash resources. The Company believes that such cash flows and cash resources will be adequate to fund existing operations and planned capital expenditures. Although the Company does not currently anticipate a need to seek additional financing other than through capital leases associated with fixed asset purchases, it is possible that the Company could seek additional equity or debt financing in the future.

BALANCE SHEET ITEMS

Cash and Cash Equivalents
-------------------------

The decrease of cash and cash equivalents to $21.3 million at June 30, 1999 from $55.6 million at December 31, 1998 is due primarily to the net effects of working capital movements, foreign exchange gains and losses, the acquisition of a network of 252 installed and 36 inventoried ATMs from Service Bank for $6.7 million, capital expenditures and capital lease payments, and operating losses during the six months ended June 30, 1999.

Restricted Cash
---------------

Restricted cash decreased to $12.3 million at June 30, 1999 from $13.0 million at December 31, 1998. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, as collateral for a foreign exchange contract, to cover guarantees to a customer and as deposits with customs officials. The decrease represents a reduction in the amount of cash in the network, and devaluation of the Hungarian forint and Polish zloty. The components of Restricted cash were as follows:

Trade Accounts Receivable
-------------------------

Trade accounts receivable increased to $6.4 million at June 30, 1999 from $5.7 million at December 31, 1998 is due primarily to sales from the ARKSYS software solutions segment and increased ATM revenues.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased to $34.8 million at June 30, 1999 from $33.2 million at December 31, 1998. This increase is due primarily to the installation of ATMs, the Service Bank transaction, and the acquisition of computer equipment as the network expands.

Intangible Assets
-----------------

The increase in intangible assets to $14.8 million at March 31, 1999 from $12.5 million at December 31, 1998 is due primarily to the acquisition of the network of 252 installed and 36 inventoried ATMs from Service Bank and recording of purchased intangibles of $3.2 million.

Notes Payable
-------------

Notes payable decreased to $73.5 million at March 31, 1999 from $83.7 million at December 31, 1998. This is the result of several transactions as follows:

Balance at December 31, 1998                    $   83.7
 Unrealized foreign exchange gain (DEM vs. US$)    (10.2)
 Accretion of bond interest                          4.8
 Bond repurchase                                    (4.8)
                                                 -------
Balance at June 30, 1999                         $  73.5
                                                 =======

Accumulated other Comprehensive (Loss)/Income
---------------------------------------------

The decrease in other comprehensive loss to $978,000 at June 30, 1999 from a gain of $65,000 at December 31, 1998 is a result of the change in the foreign currency translation due to an approximate 11.5% devaluation of the Polish zloty against the US dollar and an approximate 13.7% devaluation of the DEM against the US dollar for the six months ended June 30, 1999.

Total Stockholders Equity
-------------------------

Total stockholders equity decreased to $6.7 million at June 30, 1999 from $24.2 million at December 31, 1998. This is due to the loss from operations for the six months ended June 30, 1999 of $16.5 million and the recording of a cumulative translation adjustment of $978,000 discussed above.

YEAR 2000 COMPLIANCE

ATM and Related Services Segment
--------------------------------

The Company depends on hardware and software systems to provide services to its customers, to maintain substantially all of its internal operations, and for the maintenance of on-line computer links to its bank customers, whose software systems are relied upon to deliver transaction authorization requests. As part of the program to obtain confirmation of Year 2000 compliance, the Company has identified the following specific areas of its or its bank customers' business, that are affected by year 2000 considerations:

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

Central Processing Center
-------------------------

The Company has received written confirmation from IBM that the Company's current version of the AS/400 operating system is Year 2000 compliant. The Company has upgraded all versions of its ARKSYS software to the Year 2000 compliant release 1.4.

ATM Firmware and Software
-------------------------

IBM and NCR from which the Company purchases its ATMs, have supplied information regarding Year 2000 compliance. Approximately 103 ATM machines require an upgrade at an expected cost of approximately $500 per ATM. The required changes for both the IBM and NCR ATM's have been made and tested. The NCR software package has been distributed and the Company began installation beginning in April 1999. The IBM package has been tested and installed in several production machines. Upgrades to the Company's entire network are approximately 80% completed as of June 30, 1999, with final completion expected by September 30, 1999.

Vendor and Internal Software Used in the Company's Subsidiaries
---------------------------------------------------------------

All standard vendor or internal software, provided for use in the country operations by the Company's internal software group ("IS Group") is Year 2000 compliant. Where some of the Company's subsidiaries have developed additional software locally this has been inventoried and is being reviewed for compliance, and will be replaced by standard products provided through the IS group. All necessary upgrading and testing of all Company software used in all entities has been completed. The cost of the above upgrades was immaterial.

Software Used in Financial and Accounting Systems
-------------------------------------------------

The majority of the Company's internal financial analysis tools have been built internally, using Microsoft Access and Microsoft Excel, and are Year 2000 compliant. The Company's primary financial reporting software (ORACLE FINANCIAL ANALYZER 6.20 and ORACLE EXPRESS SERVER) is Year 2000 compliant. The Company's primary financial accounting software packages (Scala 5.0 and MAS90) have been updated for compliance, tested and implemented.

Software and Hardware Used by the Company's Bank Customers to Authorize
-----------------------------------------------------------------------
Transactions
------------

The Company has contacted each customer bank in writing requesting certification of its transaction authorization software for Year 2000 readiness, and advising that the Company will be required to unilaterally cease support for any connection which is unable to continue processing. The Company has offered the use of its test center to verify ability to authorize transactions into the Year 2000. In addition, the Company has offered the opportunity to place "stand- in" authorization files at the Company's computer center, against the event of difficulty with the customer's in-house software.

The Company's revenues could be materially and adversely affected if a material number of the Company's bank customers are unable to process transactions into the Year 2000. The Company continues to assess and monitor the potential impact of the advent of Year 2000 as it receives replies to its request and suggestions.

The Company has successfully completed a testing program with regard to all of its major card association gateways (Visa, Europay, Mastercard, American Express, Diners Club).

Year 2000 Compliance of Subcontractors Providing Telecommunications Driving,
----------------------------------------------------------------------------
Switching and Authorization Services
------------------------------------

The Company relies on telecommunications providers in each market and has retained subcontractors in Germany, France and the UK to perform the majority of ATM services it provides. Each of these subcontractors has been required to provide written certification of Year 2000 compliance. As of June 30, 1999, a majority of the Company's major suppliers have confirmed Year 2000 readiness. Any suppliers that do not provide written confirmation prior to September 15, 1999, will be replaced by an alternative supplier.

Contingency Plan
----------------

The Company is confident that its own systems are or will be ready to process transactions and maintain uninterrupted operations into the year 2000, and therefore a contingency plan is likely to be limited to providing for the software and hardware problems of bank customers, which can only be accurately defined following the supply of information requested from them, described above.

ARKSYS Software Solutions Segment
---------------------------------

ARKSYS has developed and is marketing to its customers a fully Year 2000 compliant version of its software. This version is being operated in the Company's central processing center. ARKSYS was actively engaged in a program of updating previous versions of software that had been installed for its customers who have maintenance contracts with ARKSYS. This program has been completed.

The Company is aware that certain of its customers may choose to temporarily freeze software development and installation during the third and fourth quarters of 1999, in order to limit any complications arising from the advent of the Year 2000. As previously noted, while the Company believes that such freezes may not affect signing of new contracts for software, implementation of existing contracts may be affected (See ARKSYS Software Solutions Segment -Software Sales Backlog). Because the Company recognizes revenue based upon the percentage of completed contract method, any such freezes may adversely affect revenues of this segment during the third and fourth quarters of 1999.

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

The Company must be able to dispense euro cash in its networks from January 1, 2002. The Company's networks in Germany, France and potentially the UK will be affected in this regard. The Company's ATMs are able to dispense various national currencies and will be able to dispense the euro without hardware modification. A single currency across these countries may provide opportunities for operating efficiencies and should reduce foreign exchange exposure.

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


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

FOREIGN EXCHANGE EXPOSURE

For the six months ended June 30, 1999, 27% of the Company's revenues were generated in Poland and Hungary, compared to 73% for year ended December 31, 1998, and 99% for the year ended December 31, 1997. This figure is substantially reduced with the additional revenues from ARKSYS and the Company's expanded ATM network in Germany. In Hungary about 20% of revenues received are US dollar denominated. In Poland substantially all of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche mark, Hungarian forint, and Polish zloty against the U.S. dollar, would have the combined effect of a $1.4 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.


INFLATION AND FUNCTIONAL CURRENCIES

In the past, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Therefore, since Poland was no longer considered hyper-inflationary since 1998 and a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty, the functional currency of the Company's Polish subsidiary is the zloty. While in the past the Hungarian and the Czech Republic subsidiaries had a significant portion of revenues and expenses denominated in the U.S. dollar, the majority of revenues and expenses are now denominated in local currencies. Consequently, with effect from July 1, 1999, the U.S. dollar will no longer be the functional currency and will be replaced by the Hungarian forint and Czech krona, respectively, as the functional currencies.

Germany, France and the U.K. have experienced relatively low and stable inflation rates in recent years. Therefore, the local currencies in each of these markets is the functional currency. Although Croatia, like Germany, France and the U.K. has maintained relatively stable inflation and exchange rates, the functional currency of the Company's Croatian subsidiary is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. The Company's Romanian subsidiary operates with the U.S. dollar as the functional currency due to the significant level of U.S. dollar denominated revenues and expenses.

Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition. The Company continually reviews inflation and the functional currency in each of the countries that it operates in.

The Company's exposure to market risks for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of June 30, 1999, there are no investments with maturities greater than 12 months.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 8, 1999. The following matter was voted upon and approved at the meeting.

         Proposal 1: Election of Directors
         ---------------------------------
         The terms of office of two current directors, Nicolas Callinan and Eriberto Scocimara expired at the 1999 annual meeting. The re-election of Messrs. Callinan and Scocimara was voted on at the annual meeting. The results of the voting were as follows:

                                        For             Abstain
                                     ---------          -------
         Nicolas Callinan            9,550,467           11,300
         Eriberto Scocimara          9,484,766           77,001

         Other directors whose terms continued after the meeting are Michael J. Brown, Daniel R. Henry, Dr. Andrzej Olechowski, Steven J. Buckley and Thomas A. McDonnell.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1999                    By:  /s/ MICHAEL J. BROWN
                                        --------------------
                                            Michael J. Brown
                                        Chief Executive Officer

August 14, 1999                    By:  /s/ DANIEL C. STEVENS
                                        ---------------------
                                            Daniel C. Stevens
                                        Chief Financial Officer
                                      (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT NO.            DESCRIPTION OF DOCUMENT
       -----------            -----------------------

          11               Earnings Per Share
          27               Financial Data Schedule