Form 10-Q
period 1999-09-30
EURONET SERVICES INC
filed 1999-11-12
CIK 1029199

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                  7428 06 888
                     (I.R.S. employer identification no.)

                            4601 COLLEGE BOULEVARD
                                   SUITE 300
                             LEAWOOD, KANSAS 66211
                   (Address of principal executive offices)

                                (913) 327-4200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]    NO  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999 15,514,353 common shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  September 30, 1999    Dec. 31, 1998
                                                                                  ------------------    -------------
ASSETS                                                                               (unaudited)
------
Current assets:
Cash and cash equivalents                                                               $ 17,857           $ 55,614
Restricted cash                                                                            9,143             12,972
Investment securities                                                                      3,337              3,149
Trade accounts receivable, net of allowances for doubtful
     accounts of $371 at September 30, 1999 and $291 at December 31, 1998                  7,740              5,681
Costs and estimated earnings in excess of billings on software
     installation contracts                                                                  718                745
Prepaid expenses and other current assets                                                  5,668              3,869
                                                                                        --------           --------
Total current assets                                                                      44,463             82,030

Property, plant, and equipment, net                                                       36,594             33,182
Intangible assets, net                                                                    14,929             12,464
Deposits for leases                                                                        1,372              2,157
Deferred income taxes                                                                        571                571
Other assets, net                                                                          2,464              3,034
                                                                                        --------           --------

Total assets                                                                            $100,393           $133,438
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
----------------------------------------------
Current liabilities:
Trade accounts payable                                                                  $  6,749           $  4,739
Current installments of obligations under capital leases                                   4,249              4,266
Accrued expenses and other current liabilities                                             7,012              6,632
Short term borrowings                                                                        918                300
Income taxes payable                                                                          44              1,849
Billings in excess of costs and estimated earnings on software
     installation costs                                                                    2,543                953
                                                                                        --------           --------
Total current liabilities                                                                 21,515             18,739

Obligations under capital leases, excluding current installments                           4,821              6,809
Notes payable (note 6)                                                                    77,776             83,720
                                                                                        --------           --------
Total liabilities                                                                        104,112            109,268
                                                                                        --------           --------

Stockholders' (deficit)/equity:
Common stock, $0.02 par value. Authorized 30,000,000 shares;
     issued and outstanding 15,514,353 shares at September 30, 1999
     and 15,213,453 shares at December 31, 1998                                              310                307
Warrants                                                                                   1,549              1,725
Additional paid in capital                                                                65,517             64,688
Treasury stock                                                                                (3)                (4)
Loans to employees for purchase of common stock                                             (640)                 -
Subscription receivable                                                                        -                (50)
Accumulated losses                                                                       (69,831)           (43,345)
Restricted reserve                                                                           784                784
Accumulated other comprehensive (loss)/income                                             (1,405)                65
                                                                                        --------           --------
Total stockholders' (deficit)/equity                                                      (3,719)            24,170
                                                                                        --------           --------

Total liabilities and stockholders' (deficit)/equity                                    $100,393           $133,438
                                                                                        ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)


                                                                    Three Months Ended                     Nine Months Ended
                                                                        September 30,                          September 30,
                                                                    1999              1998                1999             1998
                                                                    ----              ----                ----             ----
Revenues:
 ATM network and related revenue                                $     7,036       $     3,127         $    18,366      $     7,751
 Software, maintenance and related revenue                            4,802                 -              12,350                -
                                                                -----------       -----------         -----------      -----------

Total revenues                                                       11,838             3,127              30,716            7,751

Operating expenses:
 Direct operating costs                                               5,960             2,861              17,358            6,808
 Salaries and benefits                                                6,529             2,382              18,376            6,054
 Selling, general and administrative                                  2,404             2,067               8,097            5,421
 Depreciation and amortization                                        2,544             1,290               7,184            3,324
                                                                -----------       -----------         -----------      -----------

Total operating expenses                                             17,437             8,600              51,015           21,607

Operating loss                                                       (5,599)           (5,473)            (20,299)         (13,856)

Other (expense)/income:
 Interest income                                                        461               863               1,462            1,703
 Interest expense                                                    (3,017)           (3,457)             (8,249)          (4,606)
 Foreign exchange loss, net                                          (1,937)           (1,242)             (1,211)            (409)
                                                                -----------       -----------         -----------      -----------

Total other (expense)/income                                         (4,493)           (3,836)             (7,998)          (3,312)
                                                                -----------       -----------         -----------      -----------

Loss before income taxes and extraordinary item                     (10,092)           (9,309)            (28,297)         (17,168)

Income taxes                                                              -                 -                   -                -
                                                                -----------       -----------         -----------      -----------

Loss before extraordinary item                                      (10,092)           (9,309)            (28,297)         (17,168)
Extraordinary gain on early retirement of debt, net of
 applicable income taxes (note 6)                                       149                 -               1,810                -
                                                                -----------       -----------         -----------      -----------

Net loss                                                        $    (9,943)      $    (9,309)        $   (26,487)     $   (17,168)

Other comprehensive (loss)/income:
Translation adjustment                                                 (427)             (106)             (1,470)              96
                                                                -----------       -----------         -----------      -----------

Comprehensive loss                                              $   (10,370)      $    (9,415)        $   (27,957)     $   (17,072)
                                                                ===========       ===========         ===========      ===========

Loss per share -- basic and diluted (note 3):
Loss before extraordinary item                                  $     (0.66)      $     (0.61)        $     (1.86)     $     (1.13)
Extraordinary gain                                                     0.01                 -                0.12                -
                                                                -----------       -----------         -----------      -----------

Net loss                                                        $     (0.65)      $     (0.61)        $     (1.74)     $     (1.13)
                                                                ===========       ===========         ===========      ===========

Weighted average number of shares outstanding                    15,263,603        15,224,214          15,220,140       15,167,553

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS OF U.S. DOLLARS)
                                  (Unaudited)

                                                                                         Nine months ended September 30,
                                                                                            1999                  1998
                                                                                            ----                  ----
Cash flows from operating activities:
 Net loss                                                                                 $(26,487)              $(17,168)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                              7,184                  3,324
  Unrealized foreign exchange (gains)/losses, net                                           (8,014)                 3,807
  Accretion of discount on notes                                                             7,179                  2,942
  Gain on extinguishment of debt                                                            (1,890)                     -
  Decrease/(increase) in restricted cash                                                     3,829                (12,022)
  Increase in trade accounts receivable                                                     (2,000)                  (643)
  Increase in prepaid expenses and other current assets                                     (1,789)                (1,645)
  Decrease in deposits on ATM leases                                                           785                    522
  Increase in trade accounts payable                                                         1,973                    629
  Decrease in income taxes payable                                                          (1,805)                     -
  Increase in billings in excess of costs and estimated earnings
   on software installation contracts, net                                                   1,617                      -
  Increase/(decrease) in accrued expenses and other liabilities                                318                   (519)
  Other                                                                                        279                    112
                                                                                          --------               --------
Net cash used in operating activities                                                      (18,821)               (20,661)
                                                                                          --------               --------

Cash flows from investing activities:
 Fixed asset purchases                                                                      (5,416)                (6,582)
 Acquisition of subsidiaries                                                                (7,840)                     -
 Proceeds from sale of fixed assets                                                            210                    123
 Purchase of investment securities                                                          (2,849)               (29,603)
 Proceeds from maturity of investment securities                                             2,795                 35,000
                                                                                          --------               --------
Net cash used in investing activities                                                      (13,100)                (1,062)
                                                                                          --------               --------

Cash flows from financing activities:
 Cash loaned to employees for the purchase of common stock                                    (640)                     -
 Proceeds from issuance of shares and other capital contributions                              561                      -
 Proceeds from issuance of notes payable                                                         -                 83,102
 Costs to obtain loans                                                                         (22)                (3,294)
 Repurchase of notes payable                                                                (3,167)                     -
 Subscriptions paid                                                                             50                    202
 Repayment of obligations under capital leases                                              (3,378)                (4,888)
 Proceeds from/(repayment of) bank borrowings                                                  618                   (153)
                                                                                          --------               --------
Net cash (used in)/provided by financing activities                                         (5,978)                74,969
                                                                                          --------               --------

Effects of exchange rate differences on cash                                                   142                     29
                                                                                          --------               --------

Net (decrease)/increase in cash and cash equivalents                                       (37,757)                53,275
Cash and cash equivalents at beginning of period                                            55,614                  7,516
                                                                                          --------               --------

Cash and cash equivalents at end of period                                                $ 17,857               $ 60,791
                                                                                          ========               ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company" or "Euronet"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1999; the results of its operations for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998; and cash flows for the nine month periods ended September 30, 1999 and 1998.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a description of these policies, see
Note 2 to the Notes to Consolidated Financial Statements as of and for the year ended December 31, 1998.

NOTE 3 -- NET LOSS PER SHARE - BASIC AND DILUTED

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options and warrants outstanding) is antidilutive. Accordingly, diluted net loss per share does not assume the exercise of stock options and warrants outstanding.

NOTE 4 - SERVICE BANK ACQUISITION

On March 26, 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATMs in Germany and 36 ATMs in inventory. The purchase price for this established ATM network was DEM 12.2 million (USD 6.7 million). Pursuant to the agreement, the Company receives monthly fees based on revenues realized from the ATMs less certain expenses and management fees payable to Service Bank. The risks and rewards of ownership of the ATM network transferred to the Company as of January 1, 1999, and revenues and expenses from the operation of the ATM network accrued to Euronet from that date.

The acquisition has been accounted for as a purchase, accordingly, the results of operations are included in the accompanying consolidated financial statements since January 1, 1999. The purchase price has been allocated to assets acquired in the amount of $3.5 million based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $3.2 million has been recorded as goodwill and will be amortized over seven years.

NOTE 5 - DASH ACQUISITION

On August 13, 1999, Arkansas Systems, Inc. ("ARKSYS"), a wholly-owned subsidiary of the Company, purchased the remaining 66 2/3% interest in EFT Network Services LLC ("Dash"). Until August 13, 1999 the Company held a 33 1/3% interest in Dash. ARKSYS paid $800,000 to the sellers for the interest in Dash, in 24 equal monthly installments. ARKSYS has delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of Dash. As payments are made, the outstanding credit risk exposures related to the letters of credit are reduced proportionately. ARKSYS now owns a 100% interest in Dash.

The acquisition has been accounted for as a purchase, accordingly, the results of operations are included in the accompanying consolidated financial statements since July 1, 1999. The purchase price has been allocated to assets acquired of $680,000 based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $120,000 has been recorded as goodwill and will be amortized over ten years.

NOTE 6 -- EXTINGUISHMENT OF DEBT

During September 1999, the Company repurchased 1,200 units (principal amount of DEM 1.2 million) of its senior discount 12 3/8% notes and 3,600 warrants for $297,000. This repurchase has been accounted for as an extinguishment of debt with a resulting $149,000 (net of applicable income taxes of $0) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($461,000) and the consideration paid ($297,000), offset by the write-off of the allocated unamortized deferred financing costs ($15,000).

During June 1999, the Company repurchased 11,500 units (principal amount of DEM
11.5 million) of its senior discount 12 3/8% notes and 34,500 warrants for $2.5 million. This repurchase has been accounted for as an extinguishment of debt with a resulting $1.5 million (net of applicable income taxes of $0) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($4.2 million) and the consideration paid ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($149,000).

During February 1999, the Company repurchased 1,700 units (principal amount of DEM 1.7 million) of its senior discount 12 3/8% notes and 5,100 warrants for $373,000. This repurchase has been accounted for as an extinguishment of debt with a resulting $154,000 (net of income taxes of $80,000) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($629,000) and the consideration paid ($373,000), offset by the write-off of the allocated unamortized deferred financing costs ($22,000).

NOTE 7 -- BUSINESS SEGMENT INFORMATION

Up until the acquisition of ARKSYS, Euronet and its subsidiaries operated as one business segment: "ATM and related services", the service of providing an independent shared network to the banks and financial institutions that it serves. During 1998 and 1997, the Company's corporate function resources were allocated to the ATM and related services segment. As a result of the acquisition of ARKSYS in December 1998, the Company established a second business segment for its software delivery and development activities ("ARKSYS software solutions"). Beginning in January 1999, the Company separated corporate function resources from the ATM and related services segment, and reported separately corporate support activities ("Corporate and other"). The following tables present the segment results of the Company's operations for the three-month and nine-month periods ended September 30, 1999 and 1998.

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

                                                          ATM and           ARKSYS
                                                          Related          Software         Corporate
For the three months ended September 30, 1999            Services         Solutions         and other          Total
                                                         --------         ---------         ---------          -----
Total revenues                                             $ 7,036           $ 4,847          $     -         $ 11,883
Total operating expenses                                    10,209             5,765            1,508           17,482
Operating loss                                              (3,173)             (918)          (1,508)          (5,599)
Interest income                                                153                20              288              461
Interest expense                                              (254)                -           (2,763)          (3,017)
Foreign exchange loss, net                                     (50)                -           (1,887)          (1,937)
Extraordinary gain, net of tax expense                           -                 -              149              149
Net loss                                                   $(3,324)          $  (898)         $(5,721)        $ (9,943)

Segment assets           $58,967      $20,623          $20,803         $100,393


                                                       ATM and           ARKSYS
                                                       Related          Software         Corporate
For the three months ended September 30, 1998          Services         Solutions        and other          Total
                                                       --------         ---------        ---------          -----
Total revenues                                         $ 3,127          $      -         $     -         $  3,127
Total operating expenses                                 7,542                 -           1,058            8,600
Operating loss                                          (4,415)                -          (1,058)          (5,473)
Interest income                                             40                 -             823              863
Interest expense                                          (739)                -          (2,718)          (3,457)
Foreign exchange loss, net                                (525)                -            (717)          (1,242)
Extraordinary gain, net of tax expense                       -                 -               -                -
Net loss                                               $(5,639)         $      -         $(3,670)        $ (9,309)

Segment assets                                         $51,148          $      -         $92,229         $143,377


                                                       ATM and           ARKSYS
                                                       Related          Software          Corporate
For the nine months ended September 30, 1999           Services         Solutions         and other          Total
                                                       --------         ---------         ---------          -----
Total revenues                                         $ 18,366        $ 12,485         $      -         $ 30,851
Total operating expenses                                 29,691          16,519            4,940           51,150
Operating loss                                          (11,325)         (4,034)          (4,940)         (20,299)
Interest income                                             297              64            1,101            1,462
Interest expense                                           (871)              -           (7,378)          (8,249)
Foreign exchange loss, net                                  (99)              2           (1,114)          (1,211)
Extraordinary gain, net of tax expense                        -               -            1,810            1,810
Net loss                                               $(11,998)       $ (3,968)        $(10,521)        $(26,487)

Segment assets                                         $ 58,967        $ 20,623         $ 20,803         $100,393


                                                       ATM and          ARKSYS
                                                       Related         Software         Corporate
For the nine months ended September 30, 1998           Services        Solutions        and other          Total
                                                       --------        ---------        ---------          -----
Total revenues                                         $  7,751        $      -         $     -         $  7,751
Total operating expenses                                 18,119               -           3,488           21,607
Operating loss                                          (10,368)              -          (3,488)         (13,856)
Interest income                                             106               -           1,597            1,703
Interest expense                                         (1,663)              -          (2,943)          (4,606)
Foreign exchange loss, net                                  330               -            (739)            (409)
Extraordinary gain, net of tax expense                        -               -               -                -
Net loss                                               $(11,595)       $      -         $(5,573)        $(17,168)

Segment assets                                         $ 51,148        $      -         $92,229         $143,377

The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                                          Three months ended        Nine months ended
                                                          September 30, 1999        September 30, 1999
                                                          ------------------        ------------------
                                                            (in thousands)            (in thousands)
Revenues:
---------
Total revenues for reportable segments                           $11,883                  $30,851
Elimination of inter segment revenues                                (45)                    (135)
                                                                 -------                  -------
    Total consolidated revenues                                  $11,838                  $30,716

Operating expenses:
-------------------
Total operating expenses for reportable segments                 $17,482                  $51,150
Elimination of inter segment expenses                                (45)                    (135)
                                                                 -------                  -------
                                                                 $17,437                  $51,015

Total revenues and long-lived assets for the nine months ended September 30, 1999 and June 30, 1998 for the Company analyzed by geographical location is as follows:

                              Total Revenues              Long-lived Assets
                              --------------              -----------------

                       September 30,  September 30,  September 30, September 30,
                           1999           1998          1999           1998
                           ----           ----          ----           ----
     United States       $13,120         $    -       $ 1,138         $     -
     Hungary               4,143          4,510        10,073          11,062
     Poland                4,045          1,744         9,661          11,314
     Germany               8,116          1,302         7,283           3,172
     Other                 1,427            195         8,439           4,354
                         -------         ------       -------         -------

     Total               $30,851         $7,751       $36,594         $29,902
                         =======         ======       =======         =======

Total revenues are attributed to countries based on location of customer for the ATM and related service segment. For revenues generated by the ARKSYS software solutions segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 8 - FORWARD EXCHANGE OPTION CONTRACT

On May 26, 1999, the Company entered into several foreign currency option contracts to limit their exposure to foreign currency fluctuations on the notes payable. Pursuant to such strategy, the Company entered into call options to purchase EURO 79.3 million for $85.9 million and put options to sell $83.6 million for EURO 79.3 million on May 26, 2000.

The Company has accounted for these foreign currency options at fair value with the resulting gain/loss included in foreign exchange loss, net in the consolidated statement of operations and comprehensive loss. At September 30, 1999, the net fair value of such option contracts measured on a mark-to-market basis, which represent the carrying value recognized in other current assets, amounted to $1.2 million. The foreign exchange gain recognized in the consolidated statement of operations and comprehensive loss amounted to $492,000 for the three-month period ended September 30, 1999.

NOTE 9 - EMPLOYEE LOANS FOR COMMON STOCK PROGRAM

In October 1999 the Company's Board of Directors approved and implemented a Loan Agreement Program ("Program") for certain employees under which the Company has loaned sums of money to participating employees in order to purchase shares of the Company's stock on the open market. The shares are pledged to the Company to secure the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20 percent of the shares for five years, commencing as of the time each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non-recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders' (deficit)/equity. In the event that any one of the employees defaults on the term of the loans, the shares received by the Company will be recorded as treasury stock.

NOTE 11 - SUBSEQUENT EVENT -- TAX REFUND

In October 1999 the Company received a tax refund from the US government in the amount of $1.0 million, representing tax expenses charged on extraordinary revenues recorded for the Year ended December 31, 1998. This refund will be recorded in the fourth quarter of 1999.

NOTE 10 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statements presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Euronet is a provider of end-to-end electronic payment solutions and transaction processing for retail banks and other companies. The Company operates an independent automated teller machine ("ATM") network in Europe and owns ARKSYS, a software company that specializes in electronic payment and transaction delivery systems. Together with ARKSYS, Euronet offers electronic payment solutions consisting of ATM network participation and outsourced ATM network management solutions, and comprehensive software solutions to retail banks and other companies around the world.

Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions ("ATM and related services"); and (2) producing application software for payment and transaction delivery systems ("ARKSYS software solutions"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services, which are not directly identifiable with the two business segments ("Corporate and other"). (See Note 7 to the unaudited Consolidated Financial Statements - Business Segment Information.)

Until December 1998, Euronet had devoted substantially all of its resources to establishing and expanding its ATM network through the addition of ATMs to its proprietary network and through providing outsourced management solutions for bank-owned ATMs. On December 2, 1998, the Company acquired ARKSYS and for the nine months ended September 30, 1999, a significant portion of the Company's revenues and expenses resulted from and are attributable to ARKSYS operations.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues increased to $11.8 million for the quarter ended September 30, 1999 from $3.1 million for the quarter ended September 30, 1998. The increase in revenues is primarily due to two factors: (1) a $3.9 million increase in ATM and related services segment revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods, and (2) the addition of $4.8 million of ARKSYS software solutions segment revenues. Revenues for the quarters ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $17.5 million for the quarter ended September 30, 1999 from $8.6 million for the quarter ended September 30, 1998. The increase can be broken down by segment as follows: (1) a $2.7 million increase in ATM and related services segment operating costs, (2) the addition of $5.8 million of ARKSYS software solutions segment operating costs, and (3) a $400,000 increase in Corporate and other operating costs. Operating expenses from the quarters ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $5.6 million for the quarter ended September 30, 1999 compared to an operating loss of $5.5 million for the quarter ended September 30, 1998. The increased operating loss is due to the net effect of three factors: (1) a $1.2 million decrease in operating losses from the Company's ATM and related services segment; (2) the addition of $900,000 in operating losses from the Company's ARKSYS software solutions segment; and (3) a $400,000 increase in operating losses from the Company's Corporate and other segment. The results of segment operations are discussed more fully in the Segment Results of Operations section below.

Other (expense)/income totalled $4.5 million in expenses for the quarter ended September 30, 1999 as compared to $3.8 million in expenses for the quarter ended September 30, 1998. The additional expense is due primarily to a decrease in interest income of $400,000, a decrease in interest expense of $400,000 and an increased foreign exchange loss of $700,000. Other (expense)/income from the quarters ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company recorded an extraordinary gain of $149,000 for the quarter ended September 30, 1999. There was no extraordinary gain recorded for the quarter ended September 30, 1998. The extraordinary gain resulted from the early retirement of debt. (See Note 6 to the unaudited Consolidated Financial Statements - Extinguishment of Debt.)

The Company generated a net loss of $9.9 million for the quarter ended September 30, 1999 compared to a net loss of $9.3 million for the quarter ended September 30, 1998 as a result of the factors discussed above.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues increased to $30.7 million for the nine months ended September 30, 1999 from $7.8 million for the nine months ended September 30, 1998. The increase in revenues is primarily due to two factors: (1) a $10.5 million increase in ATM and related services segment revenues resulting from the increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods, and (2) the addition of $12.4 million of ARKSYS software solutions segment revenues. Revenues for the nine months ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $51.1 million for the nine months ended September 30, 1999 from $21.6 million for the nine months ended September 30, 1998. The increase can be broken down by segment as follows: (1) an $11.6 million increase in ATM and related services segment operating costs, (2) the addition of $16.5 million of ARKSYS software solutions segment operating costs, and (3) a $1.4 million increase in Corporate and other operating costs. Operating expenses from the nine months ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $20.3 million for the nine months ended September 30, 1999 compared to an operating loss of $13.9 million for the nine months ended September 30, 1998. The increased operating loss is due to three factors: (1) a $1.0 million increase in operating losses from the Company's ATM and related services segment; (2) the addition of $4.0 million in operating losses from the Company's ARKSYS software solutions segment; and (3) a $1.4 million increase in operating losses from the Company's Corporate and other segment. The results of segment operations are discussed more fully in the Segment Results of Operations section below.

Other (expense)/income totalled $8.0 million in expenses for the nine months ended September 30, 1999 as compared to $3.3 million in expenses for the nine months ended September 30, 1998. The additional expense is due primarily to the recording of interest expense related to the Company's 12 3/8% senior discount notes issued in June 1998. Other (expense)/income for the nine months ended September 30, 1999 and September 30, 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company recorded an extraordinary gain of $1.8 million for the nine months ended September 30, 1999. There was no extraordinary gain recorded for the nine months ended September 30, 1998. The extraordinary gain resulted from the early retirement of debt. (See Note 6 to the unaudited Consolidated Financial Statements - Extinguishment of Debt.)

The Company generated a net loss of $26.5 million for the nine months ended September 30, 1999 compared to a net loss of $17.2 million for the nine months ended September 30, 1998 as a result of the factors discussed above.

SEGMENT RESULTS OF OPERATIONS

                         SEGMENT RESULTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS OF U.S. DOLLARS)

                                          Revenues                   Operating Loss             Net Loss
                                          --------                   --------------             --------

Quarter ended September 30,            1999       1998               1999       1998        1999        1998
---------------------------            ----       ----               ----       ----        ----        ----
ATM and related services              $ 7,036    $3,127           $ (3,173)   $ (4,415)   $ (3,324)   $ (5,639)
ARKSYS software solutions               4,847         -               (918)          -        (898)          -
Corporate and other                         -         -             (1,508)     (1,058)     (5,721)     (3,670)
Inter segment eliminations                (45)        -                  -           -           -           -
                                      -------    ------           --------    --------    --------    --------

Total                                 $11,838    $3,127           $ (5,599)   $ (5,473)   $ (9,943)   $ (9,309)

                                          Revenues                   Operating Loss             Net Loss
                                          --------                   --------------             --------

Nine months ended September 30,        1999       1998               1999       1998        1999        1998
-------------------------------        ----       ----               ----       ----        ----        ----
ATM and related services              $18,366    $7,751           $(11,325)   $(10,368)   $(11,998)   $(11,595)
ARKSYS software solutions              12,485         -             (4,034)          -      (3,968)          -
Corporate and other                         -         -             (4,940)     (3,488)    (10,521)     (5,573)
Inter segment eliminations               (135)        -                  -           -           -           -
                                      -------    ------           --------    --------    --------    --------

Total                                 $30,716    $7,751           $(20,299)   $(13,856)   $(26,487)   $(17,168)

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

On August 13, 1999, the Company purchased the remaining 66 2/3% interest in EFT Network Services LLC ("Dash") located in Little Rock, Arkansas, USA. Until that date, the Company owned 33 1/3% of Dash as a result of its acquisition of ARKSYS on December 2, 1998. The Company now owns 100% of Dash. (See Note 5 to the unaudited Consolidated Financial Statements--Dash Acquisition.)

Dash is an ATM switch-processing center. The current operations of Dash include processing transactions for approximately 112 bank-owned ATMs. The hardware used in Dash's operations in Little Rock, Arkansas will serve as a disaster recovery center for the Company's processing center located in Budapest, Hungary. In addition, Dash provide a platform for offering ATM and related processing services to potential bank and non-bank customers in the United States. The Company's management will treat the Dash network operation as a part of the ATM and related services segment.

During the third quarter of 1999, the Company further expanded its outsourced management solutions business in the US by executing a contract for up to 350 ATMs with a single customer in the US. Under the terms of a value-added reseller agreement ("VAR agreement") the Company resold 22 ATMs in August 1999, 204 ATMs in September 1999 and 124 ATMs in October 1999. The company will operate the resold ATMs from the Dash switch-processing center in Little Rock. The Company estimates that it will take a period of approximately 90 to 120 days for the ATMs to be `on-line' with the Dash switch-processing center. The Company does not consider ATMs that are not on-line as a part of its proprietary network. Thus, the Company expects an additional 328 ATMs to come on-line by the end of November under the terms of the VAR agreement.

As of September 30, 1999, the Company's proprietary ATM network totalled 1,817 ATMs, of which 82% are owned by the Company and 18% are owned by banks and financial institutions but operated by the Company through management agreements with such banks and financial institutions as a part of the Company's outsourced management solutions business. The Company expects the proportion of ATMs owned by the Company to decrease as the ATMs under the VAR agreement come on-line to Dash. The company believes this is an extremely positive development and will provide substantially higher marginal returns on investments.

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

The Company's outsourced management solutions business also generates revenues from ATM network management services that it offers to banks that own proprietary ATM networks. The Company has expanded its outsourced management solutions to include not only the operation of existing ATMs owned by banks, but also the installation and management of Company-owned ATMs for banks in their branches or off-site locations. Both types of outsourced management agreements involve the operation of ATMs in return for monthly management fees or a guaranteed monthly level of transaction fees, ensuring a certain level of return for the Company. The Company believes that revenues from these services will continue to increase in the future.

The Company sells advertising on its network by displaying clients' advertisements on its ATM screens and receipts. The Company believes that advertising revenues can increase as it expands its network and continues to market this service.

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

COMPARISON OF OPERATING RESULTS THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

ATM AND RELATED SERVICES SEGMENT

ATM and Related Services Revenue

Total segment revenues increased by $3.9 million or 125% to $7.0 million for the quarter ended September 30,1999 from $3.1 million for the quarter September 30, 1998. Total segment revenues increased by $10.6 million or 137% to $18.4 million for the nine months ended September 30,1999 from $7.8 million for the nine months ended September 30, 1998. The increases in revenues are due primarily to the significant increase in transaction revenues resulting from a corresponding increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 1,123 ATMs installed as of September 30, 1998, and processed 4.0 million transactions for the quarter ended September 30, 1998 and 10.3 million transactions for the nine months ended September 30, 1998. As of September 30, 1999, the Company's proprietary ATM network increased by 694 ATMs or 62% to a total of 1,817 ATMs, of which 82% are owned by the Company and 18% are owned by banks but operated by the Company through management agreements with banks and financial institutions as a part of the Company's Outsourced Management Solutions business.

Transaction fees charged by the Company vary for the three types of transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because the relevant Card Issuer does not give authorization. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other two types of transactions are generally substantially less.

Operating Expenses

Total segment operating expenses increased to $10.2 million for the quarter ended September 30, 1999 from $7.5 million for the quarter ended September 30, 1998, and $29.7 million for the nine months ended September 30, 1999 from $18.1 million for the nine months ended September 30, 1998. The increases are due primarily to costs associated with the installation of significant numbers of ATMs and expansion of the Company's operations during the periods.

ATM and related services segment direct operating costs consist primarily of:
ATM installation costs; ATM site rentals; costs associated with maintaining ATMs; ATM telecommunications; interest on network cash and cash delivery and security services to ATMs. Such costs increased to $5.6 million for the quarter ended September 30, 1999 from $2.9 million for the quarter ended September 30, 1998, and $16.7 million for the nine months ended September 30, 1999 from $6.8 million for the nine months ended September 30, 1998. The increases in direct operating costs are primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. Also, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totalled $833,000 for the quarter ended September 30, 1999 and $2.2 million for the nine months ended September 30, 1999. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs. The components of direct operating costs for the quarters ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998 were:

(in thousands)                                    Quarters ending                       Nine months ending
                                                    September 30,                          September 30,
                                                1999             1998                  1999             1998
                                              ------------------------              --------------------------
ATM communication                             $  981            $  919               $ 3,021            $2,378
ATM cash filling and interest on
 network cash                                  1,278               468                 4,115             1,313
ATM maintenance                                  873               579                 2,257             1,137
ATM site rental                                  617               174                 1,942               529
ATM installation                                 315               290                   643               412
Transaction processing and ATM
 monitoring                                    1,033                 -                 2,951                 -
Other                                            541               431                 1,725             1,039
                                              ------            ------               -------            ------
Total direct operating expenses               $5,638            $2,861               $16,654            $6,808
                                              ======            ======               =======            ======

Segment salaries and benefits decreased to $1.8 million for the quarter ended September 30, 1999 from $2.0 million for the quarter ended September 30, 1998, and increased to $5.4 million for the nine months ended September 30, 1999 from $4.2 million for the nine months ended September 30, 1998. The slight decrease in the quarter-on-quarter expenses reflects operational efficiencies gained over the past year. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe.

Selling, general and administrative costs allocated to the ATM and related services segment decreased to $800,000 for the quarter ended September 30, 1999 from $1.5 million for the quarter ended September 30, 1998, and $2.2 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. It is the opinion of management that this decrease reflects an accurate allocation of these types of costs. The cost decrease for the quarter ended September 30, 1999 results from the net effect of (1) a $800,000 allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and (2) an $100,000 increase in costs associated with the expansion of the Company's network operations. The cost decrease for the nine months ended September 30, 1999 results from the net effect of (1) a $2.2 million allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and (2) a $500,000 increase in costs associated with the expansion of the Company's network operations.

Depreciation and amortization increased to $2.0 million for the quarter ended September 30, 1999 from $1.2 million for the quarter ended September 30, 1998, and $5.4 million for the nine months ended September 30, 1999 from $3.2 for the nine months ended September 30, 1998. The increases are due primarily to the increase in the number of deployed ATMs as discussed previously.

Operating Loss

The ATM and related services segment operating loss decreased to $3.2 million for the quarter ended September 30, 1999 compared to $4.4 million for the quarter ended September 30, 1998, and increased to $11.3 million for the nine months ended September 30, 1999 compared to $10.4 million for the nine months ended September 30, 1998 as a result of the factors discussed above.

ARKSYS SOFTWARE SOLUTIONS SEGMENT

ARKSYS was acquired by the Company on December 2, 1998. Therefore, comparable figures for the quarter and nine months ended September 30, 1998 have not been provided.

ARKSYS Software Solutions Revenue

Revenues from the ARKSYS software solutions segment totalled $4.8 million before inter segment eliminations for the quarter ended September 30, 1999, and $12.5 million for the nine months ended September 30, 1999.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million, at March 31, 1999 the revenue backlog was $5.3 million, at June 30, 1999 the revenue backlog was $3.7 million, and at September 30, 1999 the revenue backlog was $2.6 million. The increase in backlog from December 31, 1998 results principally from growth in ARKSYS sales since the acquisition. The decrease in backlog from March 31, 1999 and June 30, 1999 can be attributed to the Company's increased focus and results in expediting delivery of software, in addition to a slower rate of purchasing by banks as they allocate resources to short term operational issues related to Year 2000 compliance. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Operating Expenses

ARKSYS software solutions segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. Operating expenses totalled $5.8 million for the quarter ended September 30, 1999, and $16.5 for the nine months ended September 30, 1999.

Since the acquisition of ARKSYS in December 1998, the Company has made planned increases in ARKSYS's staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits at ARKSYS, which has contributed to the net losses of the ARKSYS software solutions segment for the nine months ended September 30, 1999.

Operating Loss

The ARKSYS software solutions segment operating loss was $898,000 for the quarter ended September 30, 1999 and $4.0 million for the nine months ended September 30, 1999 as a result of the factors discussed above.

CORPORATE AND OTHER SEGMENT

Operating Expenses

Operating expenses for the Corporate and other segment increased to $1.5 million for the quarter ended September 30, 1999 from $1.1 million for the quarter ended September 30, 1998, and $4.9 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reason for these increased expenditures.

NON-OPERATING RESULTS

Interest Expense

Interest expense decreased to $3.0 million for the quarter ended September 30, 1999 from $3.5 million for the quarter ended September 30, 1998, and increased to $8.2 million for the nine months ended September 30, 1999 from $4.6 million for the nine months ended September 30, 1998. The increase in the year-on-year expenses is the result of recording interest expense related to the issue in June 1998 of 243,211 units of DEM 1,000 12 3/8% senior discount notes due on July 1, 2006 (the "Notes"). The decrease in the quarter-on-quarter expenses is the result of the Company's repurchase of portions of the Notes during 1999 and decrease in the US dollar equivalent of the DEM denominated expenses (See Note 6 to the unaudited Consolidated Financial Statements - Extinguishment of Debt).

Other Income/Expense

The Company had a net foreign exchange loss of $1.9 million for the quarter ended September 30, 1999, as compared to a net foreign exchange loss of $1.2 million for the quarter ended September 30, 1998, and a net foreign exchange loss of $1.2 million for the nine months ended September 30, 1999 compared to a net foreign exchange loss of $400,000 for the nine months ended September 30, 1998. Exchange gains and losses that result from remeasurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in currencies other than the U.S. dollar, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. The Company entered into several foreign currency option contracts to limit their exposure to foreign currency fluctuations of the notes payable (See
Note 8 to the unaudited Consolidated Financial Statements -- Forward Exchange Option Contract).

The Company's losses due to holding cash and other assets and liabilities denominated in several Eastern and Western European currencies were significantly reduced due to the relative strength of the U.S. dollar against the German mark, which generated unrealized exchange gains on the notes payable of $7.9 million for the nine months ended September 30, 1999. There can be no assurance that future performance of the U.S. dollar against other currencies, especially the German mark, will continue to yield exchange gains in future periods.

Extraordinary Gain

In September 1999 the Company recorded an extraordinary gain of $149,000 (net of income taxes of $0) following its repurchase of a portion of its DEM denominated senior discount 12 3/8% notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $461,000 less the consideration paid of $297,000, offset by the write-off of allocated unamortized deferred financing costs of $15,000.

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

The three transactions above result in a combined extraordinary gain of $1.8 million for the nine months ended September 30, 1999. There were no extraordinary gains or losses for the six months ended June 30, 1998. The Company has not retired the bonds repurchased.

Net Loss

The Company's net loss increased to $9.9 million during the quarter ended September 30, 1999 from $9.3 million for the quarter ended September 30, 1998, and $26.5 million for the nine months ended September 30, 1999 from $17.2 million for the nine months ended September 30, 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of DEM denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $70.0 million and investments in property, plant and equipment of approximately $50.2 million.

At September 30, 1999 the Company had cash and cash equivalents of $17.9 million and working capital of $23.0 million. The Company had $9.1 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees to a customer and as deposits with customs officials.

The Company expects to continue to reduce operating losses and net cash used in operating activities in the fourth quarter of 1999 and 2000. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements. There can be, however, no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flows from operations in any future period.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2007. The leases bear interest between 8% and 17% per annum. As of September 30, 1999 the Company owed $9.0 million under such capital lease arrangements.

At September 30, 1999, the Company had contractual capital commitments of approximately $800,000. The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. The Company anticipates that its fixed asset purchases and capital lease payments for the 12 months ending December 31, 1999 could total approximately $11.0 million, of which $8.8 million has been incurred as of September 30, 1999 ($5.4 million for fixed asset purchases and $3.4 million for capital lease payments), primarily in connection with the acquisition of ATMs, scheduled capital lease payments on existing lease obligations, and related ATM installation costs. Fixed asset purchases and capital lease payments for 2000 are expected to be approximately $8.6 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

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

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $17.9 million at September 30, 1999 from $55.6 million at December 31, 1998 is due primarily to the net effects of working capital movements, foreign exchange gains and losses, the acquisition of a network of 252 installed and 36 inventoried ATMs from Service Bank for $6.7 million, capital expenditures and capital lease payments, and operating losses during the nine months ended September 30, 1999.

Restricted Cash

Restricted cash decreased to $9.1 million at September 30, 1999 from $13.0 million at December 31, 1998. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network to cover guarantees to a customer and as deposits with customs officials. The decrease represents a reduction in the amount of cash held as collateral for a foreign exchange contract and devaluation of the Hungarian forint and Polish zloty.

Trade Accounts Receivable

Trade accounts receivable increased to $7.7 million at September 30, 1999 from $5.7 million at December 31, 1998 is due primarily to sales from the ARKSYS software solutions segment and increased ATM revenues.

Property, Plant and Equipment

Net property, plant and equipment increased to $36.5 million at September 30, 1999 from $33.2 million at December 31, 1998. This increase is due primarily to the installation of ATMs, the Service Bank transaction, and the acquisition of computer equipment as the network expands.

Intangible Assets

The increase in intangible assets to $14.9 million at September 30, 1999 from $12.5 million at December 31, 1998 is due primarily to the acquisition of the network of 252 installed and 36 inventoried ATMs from Service Bank and recording of purchased intangibles of $3.2 million, and the acquisition of Dash and recording of purchased intangibles of $724,000, including goodwill of $120,000 purchased in August 1999.

Notes Payable

Notes payable decreased to $77.8 million at September 30, 1999 from $83.7 million at December 31, 1998. This is the result of several transactions as follows:

Balance at December 31, 1998                     $83.7
Unrealized foreign exchange gain (DEM vs. US$)    (7.8)
Accretion of bond interest                         7.2
Bond repurchases                                  (5.3)
                                                 -----
Balance at September 30, 1999                    $77.8

Accumulated other Comprehensive (Loss)/Income

The decrease in other comprehensive loss to $1.4 million at September 30, 1999 from a gain of $65,000 at December 31, 1998 is a result of the change in the foreign currency translation due to an approximate 16.9% devaluation of the Polish zloty against the US dollar and an approximate 11.1% devaluation of the DEM against the US dollar for the nine months ended September 30, 1999.

Total Stockholders (Deficit)/Equity

Total stockholders (deficit)/equity decreased to a deficit of ($3.7) million at September 30, 1999 from $24.2 million at December 31, 1998. This is due to the loss from operations for the nine months ended September 30, 1999 of $26.5 million and the recording of a cumulative translation adjustment of $1.4 million discussed above.

In addition, the Company recorded a receivable for the sale of 100,000 shares of treasury stock in September 1999. This transaction resulted in a reduction to the carrying value of treasury stock in the amount of $1,000 and an increase to Additional paid in capital ("APIC") of $274,000.

In addition, the Company recorded a receivable for the issuance of new shares resulting from the exercise of 200,900 options held by an employee of the Company. This transaction resulted in an increase in common stock and APIC in the amount of $3,000 and $284,000, respectively.

In addition, from December 1998 through September 1999, the Company repurchased 24,791 units of its senior discount 12 3/8% notes to which 74,373 warrants were attached. The warrants carry an assigned value of $2.3642 per warrant. As a result of the Company's bond repurchases, a reduction to the outstanding value of the warrants and corresponding increase to APIC was recorded by the Company in September 1999 in the amount of $176,000.

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

ATM Firmware and Software

IBM and NCR, from which the Company purchases its ATMs, have supplied information regarding Year 2000 compliance. Approximately 103 ATM machines required an upgrade. The required changes for both the IBM and NCR ATM's have been made and tested. The NCR software package has been distributed and the Company began installation beginning in April 1999. The IBM package has been tested and installed most of the Company's production machines. Upgrades to the Company's entire network were approximately 96% completed as of September 30, 1999 and 100% completed as of October 31, 1999.

Vendor and Internal Software Used in the Company's Subsidiaries

The Company has received guarantees from suppliers of its standard vendor software that it is Year 2000 compliant. Where some of the Company's subsidiaries have developed additional software locally this has been inventoried and is being reviewed for compliance, and will be replaced by standard products provided through the IS group. All necessary upgrading and testing of all Company software used in all entities has been completed. The cost of the above upgrades was immaterial.

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

Year 2000 Compliance of Subcontractors Providing Telecommunications Driving, Switching and Authorization Services

The Company relies on telecommunications providers in each market and has retained subcontractors in Germany, France and the UK to perform the majority of ATM services it provides. Each of these subcontractors has been required to provide written certification of Year 2000 compliance. As of September 30, 1999 substantially all of the Company's major suppliers had indicated their compliance. As of October 31, 1999, all of the Company's major suppliers had indicated their compliance.

Contingency Plan

The Company has developed a contingency plan to staff a Year 2000 support center that will involve skilled technical staff located at the processing center in Budapest, Hungary. Staffing will be coordinated to provide support to the Company's proprietary ATM network, customers who rely on the Company to operate their ATM networks through ATM network management contracts, and the Company's ARKSYS software customers. In Europe, there will be staffing commencing December 30, 1999, running continuously through January 5, 2000. The Company believes this arrangement will provide technical support to all segments of the business, including customers of the Company's ATM and related segment and customers of the Company's ARKSYS software solutions segment. A similar center is being staffed in the US for ARKSYS software solutions segment, and will coordinate with the European center to provide maximum resource availability in the event that any problems related to Year 2000 occur.

The Company is confident that it's own systems are ready to process and maintain uninterrupted service. The above contingency plan is intended to provide support in the event of infrastructure failure in any country or province, and to provide support to bank service and software customers who may encounter unforeseen problems during this period.

ARKSYS Software Solutions Segment

ARKSYS has developed and is marketing to its customers a fully Year 2000 compliant version of its ITM software. This version is being operated in the Company's central processing center. During 1999, ARKSYS conducted a program of updating previous versions of software that had been installed for its customers who have maintenance contracts with ARKSYS. This program has been completed with respect to the Company's core ITM software except with respect to a very limited number of customers who, for varying reasons, have chosen not to upgrade their core software.

Certain adaptations and enhancements to the ITM software are made on a case by case basis by ARKSYS and its distributors as the software is installed and connected to each customer's system. Some of these adaptations and enhancements may have year 2000 implications, involving performance discrepancies of relatively minor importance. The Company is conducting an ongoing program to create and implement remedies for performance discrepancies if and when they arise.

The Company is aware that certain of its customers may choose to temporarily freeze software development and installation during the third and fourth quarters of 1999, in order to limit any complications arising from the advent of the Year 2000. As previously noted, while the Company believes that such freezes may not affect signing of new contracts for software, implementation of existing contracts may be affected (See ARKSYS Software Solutions Segment -Software Sales Backlog). Because the Company recognizes revenue based upon the percentage of completed contract method, any such freezes may adversely affect revenues of this segment during the fourth quarter of 1999.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including: technological and business developments in the local card and electronic banking markets affecting the transaction and other fees which the Company is able to charge for its services; foreign exchange fluctuations; competition from bank- owned ATM networks, outsource providers of ATM services and software providers; the Company's relationships with its major customers, sponsor banks in various markets and International Card Organizations; unanticipated Year 2000 problems; and changes in laws and regulations affecting the Company's business. These risks and other risks are described elsewhere in this document and the Company's periodic filings with the Securities and Exchange Commission.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE EXPOSURE

For the nine months ended September 30, 1999, 27% of the Company's revenues were generated in Poland and Hungary, compared to 73% for year ended December 31, 1998, and 99% for the year ended December 31, 1997. This figure is substantially reduced with the additional revenues from ARKSYS and the Company's expanded ATM network in Germany. In Hungary about 20% of revenues received are US dollar denominated. In Poland substantially all of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

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

INFLATION AND FUNCTIONAL CURRENCIES

In the past, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Therefore, since Poland was no longer considered hyper-inflationary since 1998 and a significant portion of the Company's Polish subsidiary's revenues and expenses are denominated in zloty, the functional currency of the Company's Polish subsidiary is the zloty. While in the past the Hungarian and the Czech Republic subsidiaries had a significant portion of revenues and expenses denominated in the U.S. dollar, the majority of revenues and expenses are now denominated in local currencies. Consequently, with effect from July 1, 1999, the U.S. dollar is no longer the functional currency and has been replaced by the Hungarian forint and Czech krona, respectively, as the functional currencies.

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

The Company's exposure to market risks for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of September 30, 1999, there are no investments with maturities greater than 12 months.

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

November 4, 1999         By:  /s/ MICHAEL J. BROWN

                                   Michael J. Brown
                              Chief Executive Officer

November 4, 1999         By:  /s/ DANIEL C. STEVENS

                                  Daniel C. Stevens
                              Chief Financial Officer
                            (Principal Financial and Accounting Officer)


                                 EXHIBIT INDEX

    EXHIBIT NO.     DESCRIPTION OF DOCUMENT
    -----------     -----------------------


     27             Financial Data Schedule