Form 10-K
period 1999-12-31
EURONET SERVICES INC
filed 2000-03-14
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           _________________________


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                       Commission File Number 000-22167

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

                            4601 COLLEGE BOULEVARD
                                   SUITE 300
                             LEAWOOD, KANSAS 66211
                                (913) 327-4200
(Address and telephone number of the Registrant's principal executive offices)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 1, 2000, the Registrant had 15,541,956 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $99.5 million. The aggregate market value was determined based on the closing price of the Common Stock on March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 2000, which will be filed no later than 120 days after December 31, 1999, are incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS
------------------

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II Item 8, Financial Statements and Supplementary Data, at Note 17 - Business segment information, of this Form 10-K is incorporated by reference in partial response to this Item 1.

Overview

Euronet Services Inc. ("Euronet" or the "Company") is a leading provider of electronic financial solutions and transaction processing services. The Company operates an independent automated teller machine ("ATM") network of over 2,200 ATMs in Europe and the United States, and through its subsidiary, Arkansas Systems Inc. ("Arksys"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eight offices in Europe and three in the United States, the Company offers its solutions in more than 70 countries around the world.

The first company in the Euronet group was established in 1994 as a Hungarian limited liability company. That company commenced operations in June 1995. The Euronet group was reorganized on March 6, 1997 in connection with the Company's initial public offering, and at that time the operating entities of the Euronet group became wholly owned subsidiaries of the Company, a Delaware corporation.

Until December 1998, the Company devoted substantially all of its resources to establishing and expanding its ATM network and outsourced ATM management services business. The Company has undertaken a rollout of its ATM network in seven European countries and the United States. The Company had 53, 166, 693, 1,271 and 2,283 ATMs in operation at December 31, 1995, 1996, 1997, 1998 and
1999, respectively. Of the 2,283 ATMs in operation on December 31, 1999, 69% are owned by Euronet as part of its proprietary network, and 31% are customer-owned and operated by Euronet under outsourcing agreements. The Company owns or operates ATMs in Hungary, Poland, Germany, Croatia, the Czech Republic, France, the United Kingdom and the United States.

On December 2, 1998, the Company acquired Arksys, a U.S. company which produces electronic payments systems software for retail banks and is the leading electronic payment software system for the IBM A/S 400 platform. As a result of this acquisition, the Company is now able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to point-of-sale ("POS"), credit and debit card operations and internet and PC banking. The Company has invested heavily in Arksys's development and delivery capabilities and has integrated its ATM business and its software business. These two complementary businesses present strong cross selling opportunities within the Company's combined customer base and new opportunities to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services.

Strategy

The Company believes that the expansion and enhancement of its ATM network will remain a core business strategy of the Company. The introduction of value-added products and services for delivery over its ATM network has resulted in increased transactions and supplemental revenues. The development of Euronet's outsourced management solutions has also been, and will continue to be, a primary focus for the Company. The Company believes that expansion of the number of bank-owned ATMs under management agreements and Company-owned ATMs operated for banks which have agreed contractually to pay guaranteed fees will provide continued growth while minimizing the capital it places at risk. The Company has also expanded outsourced management solutions beyond ATMs to include card management, and intends to provide additional services such as POS terminal management, internet banking and mobile banking. These services will be supported using Arksys software products.

Arksys software solutions have been a major contributor to the Company's revenue growth in 1999. While sales were impacted by concerns over the Year 2000 issues, the Company has made significant progress in reducing software delivery times and adding resources to enhance and expand its software products. Arksys software products are now an integral part of the Company's product lines and its investment in delivery and customer support reflect its ongoing commitment to an expanded customer base. The Company is currently developing a number of new products and services for its bank customers, including in particular a set of wireless banking products which will permit various financial transactions to be make from handheld devices, such as mobile telephones. The Company expects to have the first of these products available for installation at the end of the second quarter, 2000.

The Company has developed its business around two integrated service segments:

ATM network services and outsourced ATM management (the "ATM Services Segment") and Arksys software solutions (the "Arksys Software Solutions Segment"). Both support the "front-end" business of retail banks, which includes a bank's management of payment cards, ATMs, POS devices, internet banking, telephone banking and mobile phone banking. The Company's strategy is to use its two business segments to support electronic financial transactions and e-commerce across multiple customer touch-points. This will allow the Company to provide bank customers the choice of completely outsourcing their "front-end" business to the Company, using the Company's Arksys software to manage their transaction networks in-house, or utilizing a tailor-made mixture of outsourcing and in-house capabilities.

ATM Services Segment

Network Operation Overview

At December 31, 1999 and 1998 the Company operated 2,283 and 1,271 ATMs, respectively. The major source of revenue generated by the Company's ATM network is transaction revenue. The transactions processed by the ATM network increased by 112% from 15.5 million transactions in 1998 to 32.9 million transactions in 1999. Revenue sources also include advertising revenue and outsourced management revenue, which is revenue from operating ATMs that are not owned by the Company or are owned by the Company under agreements that provide for guaranteed monthly fees. The number of ATMs operated under outsourced management agreements increased 269%, from 191 at December 31, 1998 to 705 at December 31, 1999.

ATM network growth in 1999 is attributable to organic growth in its established markets (in particular Poland), roll out of ATMs in France and the United Kingdom and growth through acquisition in the United States and Germany.

In March 1999, the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATMs in Germany and 35 ATMs in inventory. The purchase price for this established ATM network was 12.2 million Deutsche Marks (USD 6.7 million). Under the agreement, Euronet receives monthly fees based on revenues realized from the ATMs, less certain expenses and management fees payable to Service Bank. The risks and rewards of ownership of the ATM network transferred to Euronet on January 1, 1999, and revenues and expenses from the operation of the ATM network began accruing to Euronet on that date. The revenues generated from these additional ATMs combined with Euronet's existing German network made Germany the Company's largest market in terms of ATM revenues for the year ended December 31, 1999.

In 1999, revenues under the Service Bank contract were $11.2 million, and they accounted for approximately 42% of the total revenues of the ATM Services Segment. However, Service Bank essentially acts as a sponsor bank to Euronet under such contract with respect to Euronet's ATMs in Germany, and Euronet is confident, based on active discussions with other banks in Germany and its experience in other markets, that it would be possible to replace Service Bank as a sponsor bank on terms that are comparable to those of the Service Bank contract if the Service Bank contract were terminated. As a result, the Company does not consider that the loss of the Service Bank contract would have a material adverse effect on the results of the ATM Services Segment or the Company. However, if for some reason the Company were not able to replace Service Bank as a sponsor bank, the loss of the Service Bank contract could have a material adverse affect on the results of the ATM Services Segment and the Company.

In August 1999, the Company purchased a 66 2/3% interest in EFT Network Services LLC ("Dash"). The Company previously held a 33 1/3% interest in Dash. The purchase price for the remaining 66 2/3 % interest was $800,000, payable in 24 equal monthly installments. Accordingly, the results of operations are included beginning July 1, 1999. Dash operated 112 ATMs at the time of this acquisition. During the third quarter, 1999, the Company signed a turnkey contract for the installation and operation of 334 ATMs with Dillard's Department Store, which will be performed by Dash.

Transaction Processing

Through agreements and relationships established with local banks, international credit and debit card issuers ("Card Issuers") and associations of card issuers such as American Express, Diners Club International, VISA, MasterCard and EUROPAY ("International Card Organizations"), the Company's ATMs are able to process transactions for holders of credit and debit cards issued by or bearing the logos of such banks and International Card Organizations.

In a typical ATM transaction processed by the Company, the transaction is routed from the ATM to the Company's processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. Authorization of ATM transactions processed on the Company's ATMs is the responsibility of the card issuer.

The Company receives payment of a transaction processing fee from the card issuer, even for certain transactions that are not completed because they fail to receive authorization. The fees charged by the Company to the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. In many cases, the fee charged by a card issuer to a cardholder for a transaction processed at Euronet's ATMs is less than the fee charged by Euronet to the card issuer. The Company itself does not charge cardholders a fee for using its ATMs, except in the UK, where there is surcharge fee of one British Pound on each cash withdrawal transaction.

The Company monitors the number of transactions made by cardholders on its network. These include cash withdrawals, balance inquiries, deposits and certain denied (unauthorized) transactions. Certain transactions on the Euronet network are not billable to banks, and these have been excluded for reporting purposes. The average number of transactions processed each month at Euronet's ATMs over its entire network increased on average approximately 26% per month in 1996, 13% in 1997, 7% in 1998 and 7% in 1999. The number of transactions processed grew from approximately 1.9 million in January 1999 to approximately 3.9 million in December 1999, totaling approximately 32.9 million transactions for the year.

The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at that location. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for varying periods of from three to twelve months, depending upon the market, after installation as consumers become familiar with the location of the machine. Because the Company is continuing to build out its ATM network, the number of newly installed machines is relatively high in proportion to older machines. The Company anticipates that the number of transactions per machine will increase as the network matures and card issuance continues.

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

Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, the Company has invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. The performance and cash positions of the Company's ATMs are monitored centrally around the clock, and local operations and maintenance contractors are dispatched to service the machines. The Company's ATMs in all markets except Germany and the UK are linked by satellite or land based telecommunications lines to the Company's processing centers.

Delivery of Other Products and Services

The Euronet Network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. The Company is developing added value services in addition to basic cash withdrawal, balance inquiry and GSM telephone voucher transactions (such as bill payment and "mini-statements") and will implement additional services as markets develop.

In November 1999, the Company began to sell pre-paid mobile telephone vouchers on its networks in Hungary and Poland. This service is one of many new products and services that the Company believes can be delivered to consumers through ATMs.

Since May 1996, the Company has been selling advertising on its network. Advertising clients can put their advertisements on the video screens of Euronet's ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs. Furthermore, the Company's ATMs are modular and can be upgraded with new technologies such as the capacity to read and re-charge computer chip "smart cards."

The Company believes that the level of services it provides and the locations of its ATMs make it an attractive service provider to banks and International Card Organizations. By connecting to the Company's network, local banks can offer their customers the convenience of ATM services in numerous off-site locations without incurring additional branch operating costs. In addition, the Company believes that the services it provides permit it to capitalize on the increase in bank account usage and credit and debit card issuance in Central Europe as demand for banking services continue to grow in the region.

The Company is currently developing a number of new products and services for its bank customers, including in particular a set of wireless banking products which will permit various financial transactions to be made from hand held devices, such as mobile telephones. The Company expects to have the first of these products available for installation at the end of the second quarter, 2000.

Card Acceptance Agreements

The Company's agreements with banks and International Card Organizations ("Card Acceptance Agreements") generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines operated by the Company in a given market. The Card Acceptance Agreements allow Euronet to receive transaction authorization directly from the card issuing bank or International Card Organization. Card Acceptance Agreements generally provide generally provide for a term of two to seven years and are automatically renewed unless either party gives notice of non renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. The Company generally is able to connect a bank to its network within 30 to 90 days of signing a Card Acceptance Agreement. The cash needed to complete transactions is generally provided by the Bank customer. The Company maintains insurance in respect of cash while it is in its ATMs.

The ATM transaction fees charged by Euronet under its Card Acceptance Agreements vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, GSM telephone vouchers, deposits and transactions not completed because authorization is not given by the relevant card issuer) and the quantity of transactions attributable to a particular card issuer.

The Card Acceptance Agreements generally provide for payment in local currency but transaction fees are denominated in U.S. dollars or inflation adjusted. Transaction fees are billed on terms no longer than one month. The Company's agreement with Service Bank in Germany to manage and install ATMs provides for fees similar to those paid with respect to Card Acceptance Agreements.

Outsourced Management Solutions

The Company offers complete ATM management services to banks and other organizations that operate their own ATM networks. The ATM management services provided by the Company include management of an existing bank network of ATMs or development of new ATM networks on a complete turn-key basis. These services include 24-hour monitoring from the Company's processing center of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement and reporting. The Company already provides many of these services to existing customers and has invested in the necessary infrastructure. As a result, agreements for such ATM management services ("ATM Management Agreements") provide additional revenue with lower incremental cost.

The Company's ATM Management Agreements, other than in Germany, provide for fixed monthly management fees plus fees payable for each transaction. Therefore, the transaction fees under these agreements are generally lower than under Card Acceptance Agreements. The fees payable to the Company under its ATM Management Agreement in Germany are purely transaction based and include no fixed component.

Major ATM Management Agreements signed in 1999 include the turn-key solution for the installation and operation of 334 ATMs in Dillard's Department Stores throughout the U.S. and a fifteen year comprehensive service agreement with Raiffeisenenbank Austria d.d. of Zagreb, Croatia ("RBA") for the operation of 80 ATMs sold by Euronet to RBA.

In addition to transactions over its network, the Company is developing services that are complementary to, or promote, ATM transactions. The Company offers a new card issuance product, referred to as the "Diamond Link." This product combines IBM hardware and Arksys software, and is intended to permit banks to rapidly implement card issuance programs. In exchange for a fee, Euronet acts as a consultant in connection with the installation of the hardware and software necessary to implement an ATM processing network and assists banks in issuing credit and debit cards to their account holders. The Diamond Link system interfaces automatically with Euronet's Arksys network software and facilitates acceptance on the Euronet network of transactions by the cards issued in connection with the Diamond Link service. The market for this product appears to be strongest among banks wishing to issue a small number of cards or to initiate their first card programs. The Company's primary motivation in the development of this program is to promote the issuance of cards by banks, which ultimately may be used on Euronet's network.

In December 1999, the Company launched a "Diamond Link" service with ABN AMRO in the Czech Republic. This service provides new Visa charge card outsourcing and is a comprehensive solution which performs Visa charge card issuance, transaction authorization and processing, and account reconciliation functions for ABN AMRO's corporate clients. Euronet also began ATM management outsourcing services for ABN AMRO in December 1999.

Cost of ATM Operation

The components of direct operating costs of ATMs for the years ended December 31, 1999 and 1998 were:

                                                       1999               1998
                                                   ------------      --------------
                                                           (in thousands)
     ATM communication                             $     3,982       $       3,323
     ATM cash filling and interest on network cash       5,900               2,415
     ATM maintenance                                     2,967               1,538
     ATM site rental                                     2,421                 915
     ATM installation                                      783                 722
     Transaction processing and ATM monitoring           4,205                   -
     Other                                               1,663               1,138
                                                   -----------          ----------
           TOTAL                                   $    21,921          $   10,051
                                                   ===========          ==========

Beginning in January 1999, inter-company allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations' central processing center in Budapest, Hungary. These allocations totaled $2.9 million for the year ended December 31, 1999. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs. These allocations were justified, in part, because while all ATM subsidiary operations require the services of a processing center to route transactions, some subsidiary operations such as Hungary and Poland, do not pay a third party for these services, while other subsidiary operations such as Germany and the United Kingdom do pay a third party for these services. Thus, by allocating internal costs for transaction processing, the Company's management is able to produce comparable financial information across all ATM subsidiary operations.

The cost of operating ATMs varies from country to country. On a per ATM or transaction basis, statistics are dependent on the proportions of fixed and variable cost, and therefore the stage of development of a new country market, the number of ATMs in that market, and the number of transactions. While Euronet is expanding its network, the cost of ATM operation is high relative to transaction revenue. As the number of cards issued by banks increased in Central Europe, local economic development accelerated, and new ATMs began to mature, the proportion of revenue consumed by the cost of operating ATMs reduced.

Direct operating costs as a percentage of ATM network revenue decreased from 87% in 1998 to 83% in 1999. If the processing center allocation is excluded from the 1999 direct costs the figure is 72% which is a 15 percentage point improvement over the 1998 comparable figure. The Company intends to continue to improve the ratio of direct operating costs to revenue as the network continues to mature and growth continues in higher margin outsourcing management solutions.

Arksys Software Solutions

Arksys Background

On December 2, 1998, the Company completed the acquisition of Arksys, the key upstream software provider to Euronet's ATM transaction processing center in Central Europe. Previously, Arksys was a privately held corporation, with three principal stockholders and 30 past and present employee stockholders.

John G. Chamberlin, in Little Rock, Arkansas, USA, founded Arksys in 1975. Arksys began as a local custom IT project company. In 1980 and 1981 it connected an ATM to an IBM S/36 processor and developed expertise in such connections. As banks began to connect to various networks in the U.S., Arksys developed software and implemented solutions for such connections and implemented a card management system. Through the 1980's and 1990's, Arksys continued to expand its electronic financial transaction ("EFT") solutions for financial services customers, with telephone banking, item processing, remittance, branch teller and related solutions, for the IBM mid-range platform.

In 1988, IBM introduced the AS/400 processor, which has become the most popular multi-user processor. Many multinational banks currently use the AS/400 hardware and Arksys software systems. Arksys now supplies ATM, card management, POS, and/or internet banking systems to ABN-AMRO, CIBC, Bank of Nova Scotia, ING, Bank of America and other multinational institutions. By 1998, Arksys had grown to over 130 employees and 150 active customers, in 60 countries, with no one customer or customer grouping accounting for more than 10% of revenue.

Other suppliers have serviced the software requirements of large mainframe systems and UNIX based platforms. Recently, Arksys has begun to expand into the supply of software services for large mainframe operations. Competition for Arksys software exists internationally in the form of larger multinational companies, who service the requirements of a range of platforms, and regionally, in smaller or similar-sized companies, who specialize in the IBM AS/400 platforms. The Company believes, however, that it is now the primary supplier of ATM network software for the IBM AS/400 platform.

Products and Services

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

The Company has the capacity not only to service a full range of the individual demands of its customers, but also to supply software and management systems for credit card operations, internet and intranet banking, including bill payment through its ATM network and POS terminal management and reporting and to supply a full range of consultancy services where required by software customers. This ability to cross sell ATM services and Arksys software solutions has positioned the Company uniquely among its competitors. Furthermore the vertical integration of software vendor and outsourced management services provider enhances the Company's ability to meet its customers varied requirements.

Significant resources have been invested in increasing the delivery pipeline and expanding customer service. The Company's European headquarters in Budapest has been expanded to provide comprehensive delivery and support for its European customer base. Further investments have been made in research and development of a number of new e-commerce and m-commerce products that should enhance the segment's performance in the future.

The timing of the full introduction, or material expansion, of these products and services will in part depend on the demands of the customers in the financial, retail and service sectors. Although the commercial success of these products and services will be dependent on the Company's customer banks' desire to invest in new electronic financial transaction systems, the Company anticipates continuing demand for Arksys products, particularly in Central Europe and other emerging markets.

Arksys Software Solutions Segment Revenue

Arksys Software Solutions Segment revenue is derived from three main sources: software licence fees, professional service fees and software maintenance fees. Software licence fees are the initial fees charged by Arksys for the licencing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the Arksys software products.

The Arksys Software Solutions Segment revenue for the year ended December 31, 1999 was approximately $15 million of which software licence fees accounted for 16%, professional service fees accounted for 55% and software maintenance fees accounted for 26%. The remaining 3% of revenue was miscellaneous revenue including fees for brokering hardware sales.

Revenue is recognized on a percentage of completion basis whereby a pro-rata portion of revenue and related costs are recognized as the work progresses. Revenues from software license agreements contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete.

The Company experienced a slow down in sales in the last quarter of 1999 due to many banks instituting system freezes in anticipation of the advent of the year 2000. This slow down in sales has continued into the first quarter of 2000 but is expected to abate as banks return to normal spending levels.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and its customers and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million and at December 31, 1999 the revenue backlog was $3.1 million. The increase in backlog results principally from growth in Arksys sales since the acquisition. It is management's intention to focus on delivery and implementation of software while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Research and Development

The Company believes in an ongoing commitment to the development, maintenance and enhancement of its products and services. The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to its customers. This includes, but not limited to, bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touch points and internet banking solutions as well as significant improvements to core software products.

The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $3.2 million for 1999. Of this total figure, $322,000 was capitalized in conjunction with the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.


Technology and Processing Facilities

ATM Hardware

The Company uses IBM/Diebold and NCR ATMs. It currently has long term contracts with these manufacturers to purchase ATMs at contractually defined prices which include tiered quantity discounts. However, there are no contractually defined commitments with respect to quantities to be purchased as of December 31, 1999 except a commitment in the UK to purchase 554,000 British Pounds ($896,000) of machines from NCR. Because Euronet is one of the largest purchasers of new ATMs in Europe, it has substantial negotiating leverage with ATM manufacturers and believes it has received favorable prices as compared to lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides Euronet customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The Company's ATMs are modular and upgradable so that they can be adapted to provide additional services in response to changing technology and consumer demand. In many respects, Euronet's ATMs are more technologically advanced and more adaptable than many older ATMs in use in more developed ATM markets. This allows the Company to modify its ATMs to provide new services without replacing its existing network infrastructure.

Telecommunications

Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM is connected to a Euronet's processing center through satellite or land-based telecommunications. Because the Company strives to ensure very high levels of reliability for its network, it relies primarily on satellite telecommunications for ATM connections to its processing center in Europe. Except in Germany, France and the UK, all ATMs in the network are linked through VSAT telecommunications to the processing center in Budapest, and the Budapest processing center is, in most cases, linked by VSAT telecommunications to the Card Issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99% of the time. ATMs in France are linked to the processing center in Budapest by land telephone lines.

The Company continually strives to improve the terms of its agreements with its telecommunications providers and has entered into multi-country agreements with lower rates for service. In this regard, new agreements are negotiated periodically with the Company's VSAT suppliers, establishing a lower communication cost per ATM that takes into account the Company's growth in volume.

The Company's agreements with its satellite telecommunications providers contain certain assurances with respect to the repair of satellite malfunction to ensure continuous reliable communications for the network. As the reliability of land based telecommunications improves, the Company may rely more heavily on them because they are generally less expensive than satellite telecommunications.

Processing Centers

The Company's primary processing center is the Budapest Processing Center. It is located in Euronet's Budapest office, is staffed 24 hours a day, seven days a week and consists of two production IBM AS/400 computers which run the Arksys Gold Net ATM software package, as well as a real time back up AS/400. The back up machine provides high availability during a failure of either production AS/400. The Budapest processing center also includes two AS/400's used for product and connection testing and development. The Arksys software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The Budapest processing center's computers operate Euronet's ATMs and interface with the local bank and international transaction authorization centers.

To protect against power fluctuations or short-term interruptions, the Budapest processing center has full uninterruptable power supply systems with battery back-up to service the network in case of a power failure. The Budapest processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The Company has contracted for backup of its VSAT hub in Hungary with a fully functional site in Germany. The transfer to this communications site can be made in less then three hours.

The Company has a second processing center in Little Rock, Arkansas. This center processed transactions for approximately 459 ATMs in the U.S. as of December 31, 1999. The hardware used in the operations in Little Rock serve as a disaster recovery center for the Company's Budapest processing center.

Competition

ATM Services Segment

Euronet's principal ATM services competitors in markets outside the United States include ATM networks owned by banks and regional networks consisting of consortiums of local banks. In the U.S., principal competitors include individual banks operating proprietary ATM networks, shared bank networks such as the Plus and Cirrus networks, independent, non-bank owned ATM networks of varying sizes (ranging from a few ATMs to many thousands of ATMs) and individual retail outlets operating ATMs. Large, well financed companies may also establish ATM networks in competition with Euronet in various markets. Competitive factors in Euronet's ATM services business include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

Arksys Software Solutions

Competitors of the Arksys Software Solutions Segment compete primarily in the following three areas: (i) ATM, network and point-of-sale software systems, (ii) internet banking software systems and (iii) credit card software systems. The principal competitor with respect to ATM, network and point-of-sale software systems is Applied Communications Inc. ("ACI") based in Omaha, Nebraska which enjoys a large market share due to its early entry into the financial systems software market and a clientele base of larger banks and financial institutions. Oasis Software International, based in Toronto, Canada, also competes in the area of ATM, network and point-of-sale software systems. Internet banking software systems competitors include Edify Corporation, a division of S1 Corporation based in Santa Clara, California and Q UP Systems Inc. based in Austin, Texas. Both Edify Corporation and Q UP Systems Inc. have started operations during the last decade and specialize in internet banking systems. Euronet's principal competitor with respect to credit card software systems is PaySys International Inc., based in Orlando, Florida. Competitive factors in the Arksys Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.


Employees

The Company's business is highly automated and it outsources many of its specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, the Company's labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. The Company also has a customer service department to interface with cardholders to investigate and resolve reported problems in processing transactions.

However, Euronet's roll out of ATMs, its development of new products and individual bank connections and its expansion into new markets creates a substantial need to increase existing staff on many levels. The Company requires skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. Euronet has expanded its systems department to add new technical personnel and has recruited strong business leadership for new markets. In addition, the need to ensure consistency in quality and approach in new markets and proper coordination and administration of the Company's expansion, has led the Company to recruit additional staff in the areas of financial analysis, project management, human resources, communications, marketing and sales. The Company has a program of continual recruitment of superior talent whenever it is identified and ongoing building of skill for existing staff. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of Arksys's business in particular depends upon the ability to hire and retain highly qualified computer engineers and programmers. Competition for such employees in the United States is particularly intense at the present time.

As of December 31, 1999 and December 31, 1998, the Company and its subsidiaries had 412 and 331 employees, respectively.

The Company has a European head office organization, European software delivery and support center and European processing center in Budapest, Hungary. It has also established a corporate office in Leawood, Kansas. None of the Company's or its subsidiaries' employees are currently represented by a union. The Company has never experienced any work stoppages or strikes.

Government Regulation

The Company has received advice from banking supervisory authorities or local counsel in each of the markets in which it does business to the effect that the business activities of the Company in those markets do not constitute "financial activities" subject to licensing. Any expansion of the activity of the Company into areas which are qualified as "financial activity" under local legislation may subject the Company to licensing, and the Company may be required to comply with various conditions in order to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity of the Company as currently conducted might change in the future. The Company monitors its business for compliance with applicable laws or regulations regarding financial activities.

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

Executive Officers of the Company

The name, age, period of service and position held by each of the Executive Officers of the Company are as follows:



Name                  Age        Served Since            Position Held
------------------------------------------------------------------------------------------------------------
Michael J. Brown       43        June 1994               Chairman, President and Chief Executive Officer
Daniel R. Henry        34        June 1994               Director, Chief Operating Officer
Daniel Stevens         43        April 1999              Chief Financial Officer and Chief Accounting Officer
Jeffrey B. Newman      45        January 1997            General Counsel
Anthony M. Ficarra     58        January 1998            Chief Information Officer
Ronald Ferguson        50        December 1998           Executive Vice President

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

Daniel Henry founded the predecessor of the Company with Michael Brown in 1994 and is serving as Chief Operating Officer of the Company. Mr. Henry divides his time between Budapest and Kansas City, and he oversees the daily operations of the Company's European subsidiaries. Mr. Henry also is responsible for the expansion of the Company into other countries and the development of new markets. Prior to joining the Company, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri--Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. His term as Director of the Company will expire in May 2000. Mr. Henry is married to the sister of Mr. Brown's wife.

Daniel Stevens joined the company as CFO effective April 20, 1999. From June 1998 until the date he joined the Company, Mr. Stevens was a partner in Rochdale Principals, an agricultural finance venture. From January 1997 to June 1998, he was Senior Vice-President, Chief Financial and Risk Officer for U.S. Central Credit Union, the principal financial intermediary and technology, operational and payment provider for the U.S. credit union industry. Mr. Stevens held various positions with ABN AMRO in their North American headquarters from November 1993 until January 1997; his final position was Senior Vice President and Chief Financial Officer, USA. Prior to that, he was First Vice President and Chief Financial Officer of the US operations of Caisse Nationale de Credit Agricole. Mr. Stevens started his financial career with Arthur Andersen & Co., Chicago. He holds a B.A. in English/Communications from Loyola University and a M.S.A. from DePaul University. Mr. Stevens is a Certified Public Accountant.

Jeffrey B. Newman joined the Company as Vice President and General Counsel on January 31, 1997. Prior to this, he practiced law in Paris with the law firm of Salans Hertzfeld & Heilbronn and then with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn, PLLC, of which he was a partner from 1993 until joining the Company in 1997. He established the Budapest office of Arent Fox Kintner Plotkin & Kahn, PLLC in 1991. He is a member of the Virginia, District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University and law degrees from Ohio State University and the University of Paris.

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

Ronald Ferguson joined the Company as President of Arksys in December 1998. Prior to this he was President of Bankline MidAmerica, Inc., from mid 1997. Mr. Ferguson was Vice President of Marketing for AeroComm, Inc. for a period of three years and also was principal of Ferguson Group, a consulting company involved with technology based hardware and software firms. During the period from 1984 to 1990, Mr. Ferguson was Vice President of Marketing for Innovative Software, Inc. which was later acquired by Informix Software, Inc. where he was also Vice President of Marketing. Prior to Innovative Software, he was Director of Financial Services Marketing for United Computing Services from 1981 to 1984. He also was President of Dynabank Corporation from 1976 to 1981 and started his career with the First National Bank in Lawrence Kansas in 1973. Mr. Ferguson has a B.S. in Business and an MBA from the University of Kansas.


ITEM 2.   PROPERTY.
------------------

The Company's executive offices are located in Leawood , Kansas. The European head office and European Processing Center are located in Budapest, Hungary. The Company also maintains offices in Europe in Warsaw, Zagreb, Prague, Berlin, Paris, Bucharest and London; and in the United States in Little Rock, Arkansas and Orlando, Florida. All of the Company's offices are leased. The Company's office leases provide for initial terms of 24 to 60 months.


ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

The Company is not currently involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

Market Information. From March 1997 to November 8, 1999, the Common Stock has been listed on The NASDAQ National Market under the symbol EEFT. On November 8, 1999, the Company's listing was shifted to the NASDAQ SmallCap Market. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


         Quarter       High     Low
         -------       ----     ---

1999     Fourth        7.56    2.25
         Third         3.38    2.00
         Second        2.56    1.81
         First         3.13    2.50

Dividends. Since the Company's inception, no dividends have been paid on the Common Stock. The Company does not intend to distribute dividends for the foreseeable future.

Holders. As of December 31, 1999, there were approximately 103 record holders of the Common Stock.

Private Placement. On February 25, 2000, the Company entered into subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company for a price of $6.615. The Company is in active discussions with another private placement investor to subscribe for an additional 500,000 common shares on the same terms and expects execution of an agreement relating to such placement by March 15. These agreements were signed with certain accredited investors and foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under
Section 4(2) and Regulation D and Regulation S of the Act. Closing is expected to occur on March 15, 2000 with respect to the 650,000 shares for which subscription agreements have already been executed and on March 31 with respect to the additional 500,000 shares with respect to which the subscription agreement is not yet executed. If such transactions are closed as expected, the transactions will generate $7,607,250 in net proceeds to the Company. Under each of these agreements, for each two shares of common stock purchased in the private placement, the purchaser will be issued a warrant, exercisable upon issuance and expiring 12 months from the date of the signature of each agreement, to purchase one share of Euronet common stock at an exercise price of $11.615. (See Note 28 to the Consolidated Financial Statements -

Subsequent Event included in Part II, item 8, Financial Statements and Supplementary Data).

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------


                     SELECTED CONSOLIDATED FINANCIAL DATA

The summary consolidated financial data set forth below have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the United States ("U.S. GAAP"), which have been audited by KPMG Polska Sp. z o.o., independent public accountants. The Company believes that the period-to-period comparisons of its financial results are not necessarily meaningful due to its significant acquisitions in December 1998 and January 1999, and should not be relied upon as an indication of future performance. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                                                              Year ended December 31,
                                                       --------------------------------------------------------------------
                                                          1999           1998            1997         1996          1995
                                                       -----------    -----------    -----------   -----------   ----------
Consolidated Statements of Operations Data:                    (in thousands, except for share and per share data)

Revenues:

    ATM network and related revenue                    $   26,503     $   11,525     $     5,290     $ 1,261      $      62
    Software and related revenue                           14,969            356               -           -              -
Total revenues                                         ----------     ----------     -----------     -------      ---------
                                                           41,472         11,881           5,290       1,261             62
Operating expenses:
     Direct operating costs                                22,830         10,036           3,717         827            414
     Salaries and benefits                                 24,350          9,723           3,796         989            452
     Selling, general and administrative                   10,725          8,650           4,468       2,459          1,032
     Depreciation and amortization                         10,238          4,955           1,731         481            133
     In-process research and
      development write-off                                     -          1,020               -           -              -
     Share compensation expense                               127            108             108       4,172              -
                                                       ----------     ----------     -----------     -------      ---------
          Total operating expenses                         68,270         34,492          13,820       8,928          2,012
                                                       ----------     ----------     -----------     -------      ---------
 Operating loss                                           (26,798)       (22,611)         (8,530)     (7,667)        (1,950)

Other income/expenses:
     Interest income                                        1,950          2,514           1,609         225            126
     Interest expense                                     (10,899)        (7,826)         (1,152)       (378)          (107)
     Foreign exchange (loss)/gain, net                     (2,110)        (1,911)              8         (79)          (158)
                                                       ----------     ----------     -----------     -------      ---------
Loss before income tax benefit/(expense)                  (37,857)       (29,834)         (8,065)     (7,899)        (2,089)
                                                            4,182         (1,430)            100         323            148
                                                       ----------     ----------     -----------     -------      ---------
Loss before extraordinary item                            (33,675)       (31,264)         (7,965)     (7,576)        (1,941)
Extraordinary gain, net                                     2,760          2,889               -           -              -
                                                       ----------     ----------     -----------     -------      ---------
Net loss                                               $  (30,915)    $  (28,375)    $    (7,965)    $(7,576)     $  (1,941)
                                                       ==========     ==========     ===========     =======      =========

Loss per share - basic and diluted:
      Loss before extraordinary item                   $    (2.21)    $    (2.06)    $     (0.64)    $(15.18)     $   (4.00)
      Extraordinary gain                               $     0.18     $     0.19               -           -              -
                                                       ----------     ----------     -----------     -------      ---------
Net loss                                               $    (2.03)    $    (1.87)    $     (0.64)    $(15.18)     $   (4.00)
                                                       ==========     ==========     ===========     =======      =========
Weighted average number of shares outstanding          15,252,030     15,180,651     $12,380,962     499,100        423,324
                                                       ==========     ==========     ===========     =======      =========

                                                                As of December 31,
                                        -------------------------------------------------------------------
                                            1999            1998          1997        1996        1995
                                        -------------   -------------   ----------  ---------   -----------
                                              (in thousands, except Summary Network Data)
Consolidated Balance Sheet Data:

Cash and cash equivalents:              $    15,037     $   55,614     $   7,516    $  2,541    $     411
Restricted  cash                             10,929         12,972           847         152          952
Investment securities                           750          3,149        31,944         194            -
Other current assets                         13,068         10,295         2,504         605          466
                                        -----------     ----------     ---------    --------    ---------
     Total current assets                    39,784         82,030        42,811       3,492        1,829

Net property, plant and equipment            36,693         33,182        24,088       7,284        2,518
Other long-term assets                       20,367         18,226         3,134       1,158          172
                                        -----------     ----------     ---------    --------    ---------
     Total assets                       $    96,844     $  133,438     $  70,033    $ 11,934    $   4,519
                                        ===========     ==========     =========    ========    =========


Current liabilities                     $    26,938     $   18,739     $   9,315    $  2,861    $   1,303
Obligations under capital leases,
     excluding current installments           6,397          6,809        11,330       3,834        1,119
Notes payable                                72,800         83,720             -           -            -
Other long-term liabilities                     202              -           169         103            -
                                        -----------     ----------     ---------    --------    ---------
      Total liabilities                     106,337        109,268        20,814       6,798        2,422
Total stockholders' (deficit)/equity         (9,493)        24,170        49,219       5,136        2,097
                                        -----------     ----------     ---------    --------    ---------
                                        $    96,844     $  133,438     $  70,033    $ 11,934    $   4,519
                                        ===========     ==========     =========    ========    =========

Summary Network Data:

Number of operational ATMs at end of
period                                        2,283          1,271           693         166           53
ATM transactions during the period       32,938,000     15,467,000     5,758,000   1,138,000       45,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------


General Overview

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

Euronet and its subsidiaries operate in two business segments: (1) a segment providing an independent shared ATM network and related ATM services to banks and financial institutions (the "ATM Services Segment"); and (2) a segment producing application software for payment and transaction delivery systems (the "Arksys Software Solutions Segment"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services that are not directly identifiable with the two business segments (the "Corporate Services Segment"). (See Note 17 to the Consolidated Financial Statements - Business segment information.)

Until December 1998, Euronet had devoted substantially all of its resources to establishing and expanding its ATM network through the addition of ATMs to its proprietary network and through providing outsourced management solutions for bank-owned ATMs. On December 2, 1998, the Company acquired Arksys and for the year ended December 31, 1999, a significant portion of the Company's revenues and expenses resulted from and are attributable to Arksys operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

The Company's total revenues increased to $41.5 million for the year ended December 31, 1999 from $11.9 million for the year ended December 31, 1998 and $5.3 million for the year ended December 31, 1997. The increase in revenues from 1998 to 1999 is primarily due to two factors: (1) a $15.0 million increase in ATM Services Segment revenues resulting from the increase in transaction volume attributable to an increase in the number of ATMs operated by the Company during this period; and (2) the addition of $14.6 million of Arksys Software Solutions Segment revenues. The increase in revenues from 1997 to 1998 was due primarily to a $6.2 million increase in ATM Services Segment revenues due to an increase in transaction volume attributable to additional network connections to credit and debit card issuers. Revenues for the years ended December 31, 1999 and 1998 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $68.3 million for the year ended December 31, 1999 from $34.5 million for the year ended December 31, 1998 and $13.8 million for the year ended December 31, 1997. The increase from 1998 to 1999 can be broken down by segment as follows: (1) a $13.0 million increase in ATM Services Segment operating costs, (2) the addition of $19.6 million of Arksys Software Solutions Segment operating costs, and (3) a $1.2 million increase in Corporate Services Segment operating costs. The increase from 1997 to 1998 is due to increased expenditures resulting from the expansion of the ATM network operations. Operating expenses for the years ended December 31, 1999 and 1998 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $26.8 million for the year ended December 31, 1999 compared to operating losses of $22.6 million for the year ended December 31, 1998 and $8.5 million for the year ended December 31, 1997. The increased operating loss from 1998 to 1999 is due to the net effect of three factors: (1) a $1.9 million decrease in operating losses from the Company's ATM Services Segment; (2) the addition of $4.8 million in operating losses from the Company's Arksys Software Solutions Segment; and (3) a $1.3 million increase in operating losses from the Company's Corporate Services Segment. The increase from 1997 to 1998 is due to increased expenditures resulting from the expansion of the ATM network operations. The results of segment operations expenses for the years ended December 31, 1999 and 1998 are discussed more fully in the Segment Results of Operations section below.


SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

(In thousands)                               Revenues                       Operating Loss

Year ended December 31,                1999            1998             1999              1998
--------------------------------  --------------  --------------  ----------------  ----------------
ATM Services                      $    26,503     $     11,525    $     (12,907)    $     (14,825)
Arksys Software Solutions              15,149              371           (7,141)           (2,300)
Corporate Services                          -                -           (6,750)           (5,486)
Inter segment eliminations               (180)             (15)               -                 -
                                  -----------     ------------    -------------     -------------

Total                             $    41,472     $     11,881    $     (26,798)    $     (22,611)

ATM SERVICES SEGMENT OVERVIEW

The Company operates the only independent, non-bank owned automated teller machine ("ATM") network in Central and Western Europe, as a service provider to banks and other retail oriented financial institutions. The ATM Services Segment's principal source of revenue to date has been transaction and service fees from a growing number of ATMs installed in Hungary, Poland, the Czech Republic, Croatia, France, Germany, and the UK.

On March 26, 1999, the Company expanded its proprietary network in Germany by acquiring a network of 252 installed ATMs and 35 ATMs in inventory from Service Bank GmbH & Co. KG ("Service Bank").

On August 13, 1999, the Company purchased a 66 2/3% interest in EFT Network Services LLC ("Dash") located in Little Rock, Arkansas, USA. The Company had previously owned 33 1/3% of Dash as a result of its acquisition of Arksys on December 2, 1998. The Company now owns 100% of Dash. (See Note 5 to the Consolidated Financial Statements - Acquisitions.)

Dash is an ATM switch-processing center. The current operations of Dash include processing transactions for approximately 459 customer-owned ATMs. In addition, Dash provides a platform for offering ATM and related processing services to potential bank and non-bank customers in the United States.

During the third quarter of 1999, the Company expanded its outsourced management solutions business in the U.S. by executing a contract which provided for the sale of 334 ATMs to Dillard's Department Stores and the operation of such ATMs by the Company under a service agreement. The ATMs were sold to Dillard's under a value-added reseller agreement with the manufacturer of the machines. The Company arranged for the sale, delivery and installation of 22 ATMs in August 1999, 204 ATMs in September 1999 and 124 ATMs in October 1999, recording hardware revenues of $340,000, net of all costs. The company will operate these ATMs from the Dash switch-processing center in Little Rock.

During the fourth quarter of 1999, the Company completed the sale of its Croatian network assets to Raiffeisenbank Austria ("RBA") for consideration of $2.7 million. The carrying value of the Croatian network assets was $2.0 million, resulting in a gain to the Company of $657,000, recorded as an offset to operating costs. Subsequent to the sale of the network assets, the Company and RBA entered into an ATM services agreement whereby the Company will provide ATM management and other related services to RBA for an initial term of 15 years. (See Note 26 to the Consolidated Financial Statements - Sale of Croatian Network.)

As of December 31, 1999, the Company owned or operated 2,283 ATMs, of which 69% were owned by the Company and 31% were owned by banks and financial institutions but operated by the Company through management agreements as a part of the Company's outsourced management solutions business. By comparison, as of December 31, 1998, the Company's proprietary ATM network totalled 1,271 ATMs, of which 86% were owned by the Company and 14% were owned by banks and financial institutions. The Company believes the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is an extremely positive development and will provide substantially higher marginal returns on investments.

The ATM Services Segment derives substantially all of its revenues from ATM transaction fees. The Company receives a fee from the card issuing banks or International Card Organizations for ATM transactions processed on its ATMs. The Company continues to focus on expanding its network and installing additional ATMs, especially ATMs installed as part of the outsourced management solutions business where contracts may include flat monthly management fees or minimum transaction guarantees. The Company expects that transaction fees will continue to account for a substantial proportion of its ATM Services Segment revenues for the foreseeable future even as its outsourced management solutions business expands.

The transaction volumes processed on an ATM in any given market are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at the location. The Company's experience has been that the number of transactions on a newly installed ATM is initially very low and it takes approximately three to twelve months after installation to achieve average transaction volumes for that market. Accordingly, the average number of transactions, and thus revenues, per ATM are expected to increase as the percentage of mature ATMs operating in the Company's network increases.

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

The Company sells advertising on its network by displaying clients' advertisements on its ATM screens and receipts. The Company believes that advertising revenues may increase as it expands its network and continues to market this service. In November 1999, the Company began to sell pre-paid mobile telephone vouchers on its networks in Hungary and Poland. This represents just one of the many new products and services that can be delivered to the consumer through the ATM. The Company intends to implement further value-added services on its ATM network.

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

While the traditional target market for Arksys has been retail banks, the Company expects to seek other retail customers who require EFT solutions and who would benefit from the installation of Arksys's integrated suite of products. Software solutions developed by Arksys are currently used by more than 160 retail banks and other companies in over 60 countries, including the Company's own transaction processing centers located in Budapest, Hungary and Little Rock, Arkansas, USA.

CORPORATE SERVICES SEGMENT OVERVIEW

The Corporate Services Segment exists solely to support the activities of the ATM Services and Arksys Software Solutions Segments. This segment performs general corporate, administrative and support functions including legal, corporate finance, treasury, investor relations and corporate communications services.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

ATM SERVICES SEGMENT

Total segment revenues increased by $15.0 million or 130% to $26.5 million for the year ended December 31, 1999 from $11.5 million for the year ended December 31, 1998. The increase in revenues is due primarily to the significant increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. The Company had 1,271 ATMs installed as of December 31, 1998, and processed 15.5 million transactions for the year ended December 31, 1998. As of December 31, 1999, the Company's proprietary ATM network increased by 1,012 ATMs, or 80%, to a total of 2,283 ATMs, of which 69% are owned by the Company and 31% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 32.9 million transactions for the year ended December 31, 1999, an increase of 17.4 million transactions, or 112%, over the year ended December 31, 1998.

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

Operating Expenses

Total segment operating expenses increased to $39.4 million for the year ended December 31, 1999 from $26.4 million for the year ended December 31, 1998. The increases are due primarily to costs associated with the installation of significant numbers of ATMs and expansion of the Company's operations during the period.

Direct operating costs in the ATM Services Segment consist primarily of: ATM installation costs; ATM site rentals; and costs associated with maintaining ATMs, ATM telecommunications, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $21.9 million for the year ended December 31, 1999 from $10.1 million for the year ended December 31, 1998. The increase in direct operating costs is primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. Also, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totalled $2.9 million for the year ended December 31, 1999. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs. Direct operating costs include a $657,000 gain realized in 1999 from the sale of the Croatian network assets to Raiffeisenbank Austria (see Note 26 to the Consolidated Financial Statements - Sale of Croatian Network). The components of direct operating costs for the years ended December 31, 1999 and 1998 were:

(in thousands)                                                    Years ending
                                                                  December 31,
                                                            1999                1998
                                                     ----------------------------------------
ATM communication                                    $      3,982        $      3,323
ATM cash filling and interest on network
 cash                                                       5,900               2,415
ATM maintenance                                             2,967               1,538
ATM site rental                                             2,421                 915
ATM installation                                              783                 722
Transaction processing and ATM monitoring                   4,205                   -
Other                                                       1,663               1,138
                                                     ------------        ------------
Total direct operating expenses                      $     21,921        $     10,051
                                                     ============        ============

As a percentage of ATM network revenue, direct operating costs fell from 87% for the year ended December 31, 1998 to 83% for the year ended December 31, 1999. If the internal processing center charge is removed the comparable figure for 1999 falls to 72%.

Segment salaries and benefits increased to $7.2 million for the year ended December 31, 1999 from $6.1 million for the year ended December 31, 1998. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe as well as some increases in staff levels at the processing center required to maintain quality service in line with the rising transaction volumes.

As a percentage of ATM Services Revenue, salaries and benefits fell from 53% for the year ended December 31, 1998 to 27% for the year ended December 31, 1999.

Selling, general and administrative costs allocated to the ATM Services Segment decreased to $2.9 million for the year ended December 31, 1999 from $5.5 million for the year ended December 31, 1998. The cost decrease for the year ended December 31, 1999 results from the net effect of (1) a $2.9 million allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, and (2) a $300,000 increase in costs associated with the expansion of the Company's network operations.

Depreciation and amortization increased to $7.4 million for the year ended December 31, 1999 from $4.7 million for the year ended December 31, 1998. The increases are due primarily to the increase in the number of owned ATMs as discussed previously.

Operating Loss

The ATM Services Segment operating loss decreased to $12.9 million for year ended December 31, 1999 compared to $14.8 million for the year ended December 31, 1998, as a result of the factors discussed above.


Arksys SOFTWARE SOLUTIONS SEGMENT

Arksys was acquired by the Company on December 2, 1998. Financial information for the full year ended December 31, 1998 is not available in a form that is comparable to the Company's Arksys information, and 1998 information is therefore not provided.

Arksys Software Solutions Revenue

Revenues from the Arksys Software Solutions Segment totaled $15.1 million before inter-segment eliminations for the year ended December 31, 1999. Arksys revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software licence fees are the initial fees charged by Arksys for the licencing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the Arksys software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. For the year ended December 31, 1999, revenues from the four categories were as follows: software license fees ($2.4 million), professional service fees ($8.3 million), maintenance fees ($4.1 million) and hardware sales ($400,000).

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At December 31, 1998 the revenue backlog was $2.3 million, at March 31, 1999 the revenue backlog was $5.3 million, at June 30, 1999 the revenue backlog was $3.7 million, at

September 30, 1999 the revenue backlog was $2.6 million, and at December 31, 1999 the revenue backlog was $3.1 million. The increase in backlog from December 31, 1998 results principally from growth in Arksys sales since the acquisition. The decrease in backlog from March 31, 1999 and June 30, 1999 can be attributed to the Company's efforts towards accelerating the delivery of software, in addition to a slower rate of purchasing by banks as they allocated resources to short term operational issues related to Year 2000 compliance. The Company expects this factor may negatively impact recognized revenue in the first quarter and into the second quarter of 2000. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth.

There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Operating Expenses

Arksys Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. Operating expenses totaled $22.3 million for the year ended December 31, 1999.

Since the acquisition of Arksys in December 1998, the Company has made planned increases in Arksys's staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits at Arksys, which has contributed to the net losses of the Arksys Software Solutions Segment for the year ended December 31, 1999.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $3.2 million for 1999. Of this total figure, $322,000 was capitalized in conjunction with the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Operating Loss

The Arksys Software Solutions Segment incurred an operating loss of $7.1 million for the year ended December 31, 1999 as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment increased to $6.8 million for the year ended December 31, 1999 from $5.5 million for the year ended December 31, 1998. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reasons for these increased expenditures.


NON-OPERATING RESULTS

Interest Income

Interest income decreased to $2.0 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998, and increased from $1.6 million for the year ended December 31, 1997. The decrease is the result of the decrease in investment securities and cash as a result of negative cash flow from operations and capital expenditures. The increase from 1997 to 1998 is the result of increased investing activities related to the proceeds from the Company's Notes Payable.

Interest Expense

Interest expense increased to $10.9 million for the year ended December 31, 1999 from $7.8 million for the year ended December 31, 1998, and from $1.2 million for the year ended December 31, 1997. The increase is the result of accretion of the Company's Notes Payable for a full year in 1999 in comparison to 6 months' accretion in 1998 and none in 1997. The increase from 1997 to 1998 is the result of accretion of the Company's Notes Payable.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange loss of $2.1 million for the year ended December 31, 1999, as compared to a net foreign exchange loss of $1.9 million for the year ended December 31, 1998, and a net foreign exchange gain of $8,000 for the year ended December 31, 1997. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Since issuing its Deutsche Mark denominated 12 3/8% senior discount notes (the "Senior Discount Notes") in June 1998, the Company has hedged exposure resulting from foreign currency fluctuations that could affect the U.S. Dollar equivalent of the amounts payable under such notes. On May 26, 1999, the Company entered into several foreign exchange option contracts governed by an ISDA Master Agreement with Merrill Lynch International Bank Limited ("ML") designed to protect the Company against fluctuations of the Euro against the U.S. Dollar. Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro has weakened against the dollar and falls below $1.0550 to the Euro (the "Floor Rate") the Company will be required to make a cash payment to ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro has strengthened against the U.S. Dollar and rises above $1.0835 to the Euro (the "Ceiling Rate") the Company will receive a cash payment from ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. The Euro fell to below the Floor Rate for the first time in November 1999 and has fluctuated both above and below such rate since that time. As of December 31, 1999 the rate of the Euro was $1.0041 and the amount of cash on deposit with ML as collateral for the Company's payment obligation under the foreign exchange option contracts was $3.6 million. As of March 10, 2000, the rate of the Euro was $0.9662 and the amount of cash on deposit with ML as collateral was $7.4 million. The amount of the collateral on deposit corresponds approximately to the payment obligation that the Company would incur under such option contracts as of the time the amount of collateral is established. On March 13, 2000, the Company entered into a put option that will mitigate the cash cost under the original option contracts resulting from a fall of the Euro below $0.95.
(See Notes 12 and 19 to the Consolidated Financial Statements -Forward Foreign Exchange Contracts and Financial Instruments).

Extraordinary Gain

In 1999 the Company recorded an extraordinary gain of $2.8 million (net of income taxes of $0) following its repurchase of a portion of its Senior Discount Notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $8.1 million less the consideration paid of $5.0 million, offset by the write-off of allocated unamortized deferred financing costs of $300,000. The Company has not retired the bonds repurchased.

In addition, the Company repurchased 97,023 warrants that were attached to the notes payable. Accordingly, approximately $176,000 was allocated to the carrying value of the warrants which reduced additional paid-in capital.

In 1998 the Company recorded an extraordinary gain of $2.9 million (net of income taxes of $1.5 million), following its repurchase of a portion of its Senior Discount Notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $10.2 million less the consideration paid of $5.5 million, offset by the write-off of allocated unamortized deferred financing costs of $400,000. The Company has not retired the bonds repurchased.

Net Loss

The Company's net loss increased to $30.9 million during the year ended December 31, 1999 from $28.4 million for the year ended December 31, 1998, and $8.0 million for the year ended December 31, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $74.3 million, investments in property, plant and equipment of approximately $51.4 million and acquisitions of $24.6 million.

At December 31, 1999 the Company had cash and cash equivalents of $15.0 million and working capital of $12.8 million. The Company had $10.9 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials. (See Note 7 to the Consolidated Financial Statements - Restricted Cash). In addition to the assets held on the balance sheet at December 31, 1999 the Company held repurchased notes payable with a face value of 48.4 million Deutsche Marks ($24.0 million) and a fair value at December 31, 1999 of $17 million (See note 19 to Consolidated Financial Statements--Financial Instruments).

As of February 25, 2000 the Company entered into subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company for a price of $6.615. The Company is in active discussions with another private placement investor to subscribe for an additional 500,000 common shares on the same terms and expects execution of an agreement relating to such placement by March 15. These agreements were signed with certain accredited investors and foreign persons in transactions exempt from registration under the United States Securities Act of 1933 pursuant to exemptions under Section 4(2) and Regulation D and Regulation S of the Act. Closing is expected to occur on March 15, 2000 with respect to the 650,000 shares for which subscription agreements have already been executed and on March 31 with respect to the additional 500,000 shares with respect to which the subscription agreement is not yet executed. If such transactions are closed as expected, the transactions will generate $7,607,250 in net proceeds to the Company. Under each of these agreements, for each two shares of common stock purchased in the private placement, the purchaser will be issued a warrant, exercisable upon issuance and expiring 12 months from the date of the signature of each agreement, to purchase one share of Euronet common stock at an exercise price of $11.615.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2004. The leases bear interest between 8% and 12% per annum. As of December 31, 1999 the Company owed $10.6 million under such capital lease arrangements. (See Note 13 to the Consolidated Financial Statements - Leases.)

At December 31, 1999, the Company had contractual capital commitments of approximately $900,000 for the purchase of ATMs. (See Note 23 to the Consolidated Financial Statements - Commitments.) The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for 2000 are expected to be approximately $7.4 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities in 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Arksys Software Solutions Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integration of the Arksys and Euronet sales and customer service organizations. The Company believes that the net proceeds from the private placement of common shares described above and cash and cash equivalents will provide the Company with sufficient capital until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements.

There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flows in any future period.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $15.0 million at December 31, 1999 from $55.6 million at December 31, 1998 is due primarily to the net effects of working capital movements, foreign exchange gains and losses, the acquisition of a network of 252 installed and 36 inventoried ATMs from Service Bank for $6.7 million, capital expenditures and capital lease payments, repurchase of notes payable and warrants and operating losses for the year ended December 31, 1999. (See Note 20 to the Consolidated Financial Statements - Reconciliation of net loss to net cash used in operating activities and the Consolidated Statements of Cash Flows.)

Restricted Cash

Restricted cash decreased to $10.9 million at December 31, 1999 from $13.0 million at December 31, 1998. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, to cover guarantees for financial instruments and as deposits with customs officials. The decrease represents a reduction in the amount of cash held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, and devaluation of the Hungarian forint and Polish zloty.

Trade Accounts Receivable

Trade accounts receivable increased to $7.9 million at December 31, 1999 from $5.7 million at December 31, 1998 is due primarily to sales from the Arksys Software Solutions Segment and increased ATM revenues.

Property, Plant and Equipment

Net property, plant and equipment increased to $36.7 million at December 31, 1999 from $33.2 million at December 31, 1998. This increase is due primarily to the installation of ATMs, the Service Bank acquisition and the acquisition of computer equipment as the network expands, offset by the sale of the Croatian network.

Intangible Assets

The increase in net intangible assets to $16.3 million at December 31, 1999 from $12.5 million at December 31, 1998 is due primarily to the acquisition of the network of 252 installed and 36 inventoried ATMs from Service Bank and recording of purchased intangibles of $3.2 million, $2.4 million related to a deferred tax liability related to non-goodwill intangible assets acquired in the Arksys acquisition, and the acquisition of Dash and recording of purchased intangibles of $724,000, including goodwill of $120,000 purchased in August 1999.

Notes Payable

Notes payable decreased to $77.8 million at December 31, 1999 from $83.7 million at December 31, 1998. This is the result of several transactions as follows:


Balance at December 31, 1998                            $83.7
Unrealized foreign exchange gain (DEM vs. US$)          (12.6)
Accretion of bond interest                                9.8
Bond repurchases                                         (8.1)
                                                         -----
Balance at December 31, 1999                            $72.8

Accumulated Other Comprehensive (Loss)/Income

The decrease in other comprehensive loss to $2.5 million at December 31, 1999 from a gain of $65,000 at December 31, 1998 is a result of the change in the foreign currency translation due to an approximate 17% devaluation of the Hungarian forint against the U.S. Dollar, an approximate 18% devaluation of the Polish zloty against the U.S. Dollar and an approximate 16% devaluation of the Deutsche Mark against the U.S. Dollar for the year ended December 31, 1999.

Total Stockholders (Deficit)/Equity

Total stockholders (deficit)/equity decreased to a deficit of ($9.5) million at December 31, 1999 from equity of $24.2 million at December 31, 1998. This is due to the net loss for the year ended December 31, 1999 of $30.9 million and the recording of a cumulative translation adjustment of $2.5 million discussed above.

The Company recorded the sale of 100,000 shares of treasury stock in September 1999 for $275,000. This transaction resulted in a reduction to the carrying value of treasury stock in the amount of $1,000 and an increase to Additional paid in capital ("APIC") of $274,000. The Company also recorded the issuance of new shares resulting from the exercise of 200,900 options held by an employee of the Company. This transaction resulted in an increase in common stock and APIC in the amount of $3,000 and $284,000, respectively.

From December 1998 through December 1999, the Company repurchased 48,341 units of its Senior Discount Notes to which 97,023 warrants were attached. The warrants carry an assigned value of $2.53 per warrant. As a result of the Company's bond repurchases, a reduction to the outstanding value of the warrants in the amount of $246,000 and an increase to APIC in the amount of $70,000 was recorded by the Company in 1999.

Year 2000 Compliance

Euronet depends on hardware and software systems to provide services to its customers, to maintain substantially all of its internal operations, and for the maintenance of on-line computer links to its bank customers, whose software systems are relied upon to deliver transaction authorization requests. As part of the program to obtain confirmation of Year 2000 compliance, Euronet identified the following specific areas of its or its bank customers' business, that are affected by Year 2000 considerations and undertook appropriate testing and upgrading: (i) central processing center; (ii) ATM firmware and software;
(iii) vendor and internal software used in the Euronet subsidiaries; (iv) software used in financial and accounting systems; (v) software and hardware used by Euronet's bank customers to authorize transactions; and (vi) subcontractors providing telecommunications driving, switching and authorization services.

For the period just before and after January 1, 2000, Euronet implemented a plan to staff Year 2000 support centers with skilled technical staff in its processing centers in Budapest, Hungary and Little Rock, Arkansas. Staffing was coordinated to provide support to Euronet's proprietary ATM network, customers who rely on Euronet to operate their ATM networks through ATM Management Agreements, and Euronet's Arksys software customers. In Europe, staffing commencing December 30, 1999, and ran continuously through January 5, 2000. A similar center was staffed in the U.S. to service Arksys Software Solutions Segment customers, and was coordinated with the European center to provide maximum resource availability in the event of any problems related to Year 2000. The European and U.S. compliance teams reported no material Year 2000 problems, either with Euronet's own systems or the systems of its customers, and Euronet is unaware of any material Year 2000 complications to date. Euronet is confident that its own systems will maintain uninterrupted service through the Year 2000, although it continues to assess and monitor the potential impact of any Year 2000 issues.

Impact of New Accounting Pronouncements Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements. In June 1999, the FASB issued SFAS No. 137 which changed the effective adoption of SFAS 133 to financial years beginning after June 15, 2000.

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

Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including: technological and business developments in the local card and electronic banking markets affecting the transaction and other fees which the Company is able to charge for its services; foreign exchange fluctuations; competition from bank owned ATM networks, outsource providers of ATM services and software providers; the Company's relationships with its major customers, sponsor banks in various markets and International Card Organization; and changes in laws and regulations affecting the Company's business. These risks, and other risks are described elsewhere in this document and the Company's periodic filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Foreign Exchange Exposure

In 1999, 27% of the Company's revenues were generated in Poland and Hungary, as compared to 73% in 1998 and 99% in 1997. The 1999 figure has been substantially reduced with the additional revenues from Arksys and the Company's expanded ATM network in Germany. In Hungary the majority of revenues received are denominated in Hungarian forint and in Poland, the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian Forint, and Polish Zloty against the U.S. dollar, would have the combined effect of a $1.3 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the Deutsche Mark, as opposed to the U.S. Dollar, on the Central European currencies, the Company expects that the currencies of the markets where it invests will fluctuate less against the Deutsche Mark than against the Dollar. Accordingly, the Company believes that its Deutsche Mark denominated debt provides, in the medium to long term, for a closer matching of assets and liabilities than would Dollar denominated debt.

Since issuing its Deutsche Mark denominated 12 3/8% senior discount notes (the "Senior Discount Notes") in June 1998, the Company has hedged exposure resulting from foreign currency fluctuations that could affect the U.S. Dollar equivalent of the amounts payable under such notes. On May 26, 1999, the Company entered into several foreign exchange option contracts governed by an ISDA Master Agreement with Merrill Lynch International Bank Limited ("ML") designed to protect the Company against fluctuations of the Euro against the U.S. Dollar. Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro has weakened against the dollar and falls below $1.0550 to the Euro (the "Floor Rate") the Company will be required to make a cash payment to ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro has strengthened against the U.S. Dollar and rises above $1.0835 to the Euro (the "Ceiling Rate") the Company will receive a cash payment from ML on May 31, 2000 in an amount that will depend on the Euro/Dollar exchange rate on such settlement date. The Euro fell to below the Floor Rate for the first time in November 1999 and has fluctuated both above and below such rate since that time. As of December 31, 1999 the rate of the Euro was $1.0041 and the amount of cash on deposit with ML as collateral for the Company's payment obligation under the foreign exchange option contracts was $3.6 million. As of March 10, 2000, the rate of the Euro was $0.9662 and the amount of cash on deposit with ML as collateral was $7.4 million. The amount of the collateral on deposit corresponds approximately to the payment obligation that the Company would incur under such option contracts as of the time the amount of collateral is established. On March 13, 2000, the Company entered into a put option that will mitigate the cash cost under the original option contracts resulting from a fall of the Euro below $0.95. (See Notes 12 and 19 to the Consolidated Financial Statements - Forward Foreign Exchange Contracts and Financial Instruments).

Inflation and Functional Currencies

In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Further, the majority of all three subsidiaries' revenues are denominated in the local currency. Thus all three subsidiaries use their local currency as the functional currency. The Polish and Czech subsidiaries changed their functional currency to the respective local currency as of January 1, 1998 and January 1, 1999, respectively, and the Hungarian subsidiary changed as of July 1, 1999.

Germany, France and the United Kingdom have experienced relatively low and stable inflation rates in recent years. Therefore, the local currency in each of these markets is the functional currency. Although Croatia, like Germany and France, has maintained relatively stable inflation and exchange rates, the functional currency of the Croatian company is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. Due to the factors mentioned above, the Company does not believe that inflation will have a significant effect on results of operations or financial condition. The Company continually reviews inflation and the functional currency in each of the countries that it operates in.

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at December 31, 1999 was $52 million compared to a carrying value of $72.8 million. A 1% increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value of notes payable by approximately $2.4 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity. (See Note 19 to the Consolidated Financial Statements - Financial Instruments)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                             EURONET SERVICES INC.
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors'
Report..................................................................      26

Consolidated Balance Sheets as of December 31, 1999 and
December 31, 1998.......................................................      27

Consolidated Statements of Operations and
Comprehensive Loss for the years ended
December 31, 1999, 1998 and 1997........................................      29

Consolidated Statements of Changes in
Stockholders' (Deficit)/Equity for the years ended
December 31, 1999, 1998 and 1997........................................      30

Consolidated Statements of Cash Flows
for the years ended December 31, 1999, 1998
and 1997................................................................      32

Notes to Consolidated Financial
Statements..............................................................      33


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Euronet Services Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Services Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit)/equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Services Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.




Warsaw, Poland
February 15, 2000, except note
28 dated February 25, 2000

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                                                                December 31,
                                                                                      -------------------------------
                                                                                         1999                 1998
                                                                                         ----                 ----
                                                                                              (in thousands)
Assets
------
Current assets:
     Cash and cash equivalents (note 8)                                              $ 15,037             $ 55,614
     Restricted cash (note 7)                                                          10,929               12,972
     Investment securities (note 8)                                                       750                3,149
     Trade accounts receivable (less allowance for doubtful accounts
          of $381,000 in 1999 and $291,000 in 1998, note 15)                            7,888                5,681
     Costs and estimated earnings in excess of billings
          on software installation contracts (note 9)                                     667                  745
     Income taxes receivable (note 14)                                                    818                    -
     Prepaid expenses and other current assets                                          3,695                3,869
                                                                                     --------             --------
Total current assets                                                                   39,784               82,030
                                                                                     --------             --------

Property, plant, and equipment (note 13):
     Equipment - Automatic teller machines                                             41,253               33,911
     Vehicles and office equipment                                                      2,363                4,375
     Computers and software                                                             7,806                3,742
                                                                                     --------             --------
                                                                                       51,422               42,028
     Less accumulated depreciation and amortization                                   (14,729)              (8,846)
                                                                                     --------             --------
Net property, plant, and equipment                                                     36,693               33,182

Intangible assets, net (notes 5 and 10)                                                16,259               12,464
Deposits for ATM leases                                                                 1,355                2,157
Deferred income taxes (note 14)                                                           460                  571
Other assets, net (notes 3(i) and 3(j))                                                 2,293                3,034
                                                                                     --------             --------
                    Total assets                                                     $ 96,844             $133,438
                                                                                     ========             ========

          See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.

                               AND SUBSIDIARIES


                     Consolidated Balance Sheets (cont'd)



                                                                                              December 31,
                                                                                       ------------------------
                                                                                       1999                1998
                                                                                       ----                ----
Liabilities and Stockholders' (Deficit)/Equity                                              (in thousands)
----------------------------------------------
Current liabilities:
 Trade accounts payable                                                            $  5,768            $  4,739
 Current installments of obligations under capital leases (note 13)                   4,188               4,266
 Accrued expenses and other current liabilities (note 12)                            12,631               5,961
 Advance payments on contracts                                                        1,321                 971
 Income taxes payable (note 14)                                                           -               1,849
 Billings in excess of costs and estimated earnings
    on software installation contracts (note 9)                                       3,030                 953
                                                                                    --------            --------

         Total current liabilities                                                   26,938              18,739

Obligations under capital leases, excluding
 current installments (note 13)                                                       6,397               6,809
Notes payable (note 11)                                                              72,800              83,720
Other long-term liabilities                                                             202                   -
                                                                                   --------            --------
         Total liabilities                                                          106,337             109,268
                                                                                   --------            --------

Commitments (note 23)

Stockholders' (deficit)/equity (note 4):
 Common stock, $0.02 par value. Authorized 30,000,000 shares;
    issued and outstanding 15,541,956 shares in 1999 and
    15,213,453 shares in 1998                                                           311                 307
 Additional paid in capital (note 11)                                                66,969              66,413
 Treasury stock (note 4)                                                                 (3)                 (4)
 Employee loans for stock (note 25)                                                    (794)                  -
 Subscription receivable                                                                (50)                (50)
 Accumulated deficit                                                                (74,260)            (43,345)
 Restricted reserve (note 6)                                                            784                 784
 Accumulated other comprehensive (loss)/income                                       (2,450)                 65
                                                                                   --------            --------
         Total stockholders' (deficit)/equity                                        (9,493)             24,170
                                                                                   --------            --------

        Total liabilities and stockholders' (deficit)/equity                       $ 96,844            $133,438
                                                                                   ========            ========

          See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                    1999          1998          1997
                                                                -----------   -----------   -----------

                                                                 (in thousands, except per share data)
Revenues:
 ATM network and related revenue                                $    26,503   $    11,525   $     5,290
 Software, maintenance and related revenue                           14,969           356             -
                                                                -----------   -----------   -----------
Total revenues                                                       41,472        11,881         5,290

Operating expenses:
 Direct operating costs                                              22,830        10,036         3,717
 Salaries and benefits (note 16)                                     24,477         9,831         3,904
 Selling, general and administrative                                 10,725         8,650         4,468
 Depreciation and amortization                                       10,238         4,955         1,731
 In-process research and development write-off (note 5)                   -         1,020             -
                                                                -----------   -----------   -----------

Total operating expenses                                             68,270        34,492        13,820
                                                                -----------   -----------   -----------

             Operating loss                                         (26,798)      (22,611)       (8,530)

Other income/(expense):
 Interest income                                                      1,950         2,514         1,609
 Interest expense (note 11)                                         (10,899)       (7,826)       (1,152)
 Foreign exchange (loss)/gain, net                                   (2,110)       (1,911)            8
                                                                -----------   -----------   -----------
                                                                    (11,059)       (7,223)          465
                                                                -----------   -----------   -----------

             Loss before income tax and extraordinary item          (37,857)      (29,834)       (8,065)

Income tax benefit/(expense) (note 14)                                4,182        (1,430)          100
                                                                -----------   -----------   -----------

             Loss before extraordinary item                         (33,675)      (31,264)       (7,965)

Extraordinary gain on early retirement of debt,
 net of applicable income taxes of $0 in 1999
 and $1,488,000 in 1998 (note 11)                                     2,760         2,889             -
                                                                -----------   -----------   -----------

             Net loss                                               (30,915)      (28,375)       (7,965)
Other comprehensive income:
 Translation adjustment                                              (2,515)           65             -
                                                                -----------   -----------   -----------

             Comprehensive loss                                 $   (33,430)  $   (28,310)  $    (7,965)
                                                                ===========   ===========   ===========

Loss per share - basic and diluted (note 3(o)):
 Loss before extraordinary item                                 $     (2.21)  $     (2.06)  $     (0.64)
 Extraordinary gain                                                    0.18          0.19             -
                                                                -----------   -----------   -----------
 Net loss                                                       $     (2.03)  $     (1.87)  $     (0.64)
                                                                ===========   ===========   ===========
Weighted average number of shares outstanding                    15,252,030    15,180,651    12,380,962
                                                                ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES


      Consolidated Statements of Changes in Stockholders' (Deficit)/Equity

                                                               Preferred      Preferred    Employee    Additional
                                                 Common          Stock          Stock       Loans       Paid in     Treasury
                                                                                             For
                                                                                            Stock
                                                 Stock          Series A       Series B                 Capital      Stock
                                                 -----          --------       --------    --------     ---------   ---------
Balance January 1, 1997                           $  10             $ 88          $  93      $    -      $ 11,666       $  -
GE Capital share issue (note 4)                       -                -             11           -         2,989          -
Formation of Euronet Services Inc. (note 4)         192              (88)          (104)          -             -          -
Net proceeds from public offering (note 4)           77                -              -           -        47,780          -
Milestone awards and stock options
   exercised (note 16)                               25                -              -           -           815          -
Subscription paid (note 4)                            -                -              -           -             -          -
Treasury stock repurchase (note 4)                    -                -              -           -             -         (4)
Share compensation expense (note 16)                  -                -              -           -           108          -
Net loss for 1997                                     -                -              -           -             -          -
                                                 ---------------------------------------------------------------------------

Balance December 31, 1997                         $ 304             $  -          $   -      $    -      $ 63,358       $ (4)
Warrants issue (note 11)                              -                -              -           -         1,725          -
Stock options exercised (note 16)                     3                -              -           -           175          -
Stock options granted in Arksys acquisition
   (note 5)                                           -                -              -           -            96          -
Subscription paid (note 4)                            -                -              -           -             -          -
Translation adjustment                                -                -              -           -             -          -
Tax benefit from exercise of stock options
   (note 14)                                          -                -              -           -           951          -
Share compensation expense (note 16)                  -                -              -           -           108          -
Net loss for 1998                                     -                -              -           -             -          -
                                                 ---------------------------------------------------------------------------

Balance December 31, 1998                         $ 307             $  -          $   -      $    -      $ 66,413       $ (4)

Share compensation expense (note 16)                  -                -              -           -           127          -
Stock options exercised (note 16)                     4                -              -           -           331          -
Sale of treasury stock (note 4)                       -                -              -           -           274          1
Warrants repurchase (note 11)                         -                -              -           -          (176)         -
Employee loans for stock (note 25)                    -                -              -        (794)            -          -
Translation adjustment                                -                -              -           -             -          -
Net loss for 1999                                     -                -              -           -             -          -
                                                 ---------------------------------------------------------------------------

Balance December 31, 1999                         $ 311             $  -          $   -      $ (794)     $ 66,969       $ (3)
                                                 ===========================================================================

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

 Consolidated Statements of Changes in Stockholders' (Deficit)/Equity (cont'd)

                                                                                                Accumulated
                                                                     Accumu-                       Other
                                                 Subscription         lated    Restricted      Comprehensive
                                                  Receivable         Deficit    Reserve        (Loss)/Income    Total
                                                  ----------         -------    -------        -------------    -----
Balance January 1, 1997                                $ (500)     $  (7,005)       $ 784           $      -   $  5,136
GE Capital share issue (note 4)                             -              -            -                  -      3,000
Formation of Euronet Services Inc. (note 4)                 -              -            -                  -          -
Net proceeds from public offering (note 4)                  -              -            -                  -     47,857
Milestone awards and stock options
   exercised (note 16)                                   (253)             -            -                  -        587
Subscription paid (note 4)                                500              -            -                  -        500
Treasury stock repurchase (note 4)                          -              -            -                  -         (4)
Share compensation expense (note 16)                        -              -            -                  -        108
Net loss for 1997                                           -         (7,965)           -                  -     (7,965)
                                                 ----------------------------------------------------------------------
                                                                                                           -
Balance December 31, 1997                              $ (253)     $ (14,970)       $ 784           $      -   $ 49,219
Warrants issue (note 11)                                    -              -            -                  -      1,725
Stock options exercised (note 16)                           -              -            -                  -        178
Stock options granted in Arksys acquisition
   (note 5)                                                 -              -            -                  -         96
Subscription paid (note 4)                                203              -            -                  -        203
Translation adjustment                                      -              -            -                 65         65
Tax benefit from exercise of stock options
   (note 14)                                                -              -            -                  -        951
Share compensation expense (note 16)                        -              -            -                  -        108
Net loss for 1998                                           -        (28,375)           -                  -    (28,375)
                                                 ----------------------------------------------------------------------
                                                                                                           -
Balance December 31, 1998                              $  (50)     $ (43,345)       $ 784           $     65   $ 24,170

Share compensation expense (note 16)                        -              -            -                  -        127
Stock options exercised (note 16)                           -              -            -                  -        335
Sale of treasury stock (note 4)                             -              -            -                  -        275
Warrants repurchase (note 11)                               -              -            -                  -       (176)
Employee loans for stock (note 25)                          -              -            -                  -       (794)
Translation adjustment                                      -              -            -             (2,515)    (2,515)
Net loss for 1999                                           -        (30,915)           -                  -    (30,915)
                                                 ----------------------------------------------------------------------

Balance December 31, 1999                              $  (50)     $ (74,260)       $ 784           $ (2,450)  $ (9,493)
                                                 ======================================================================

         See accompanying notes to consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                           -----------------------------------------
                                                                             1999            1998            1997
                                                                           ---------       ---------       ---------
                                                                                         (in thousands)

Net cash used in operating activities (note 20)                            $(19,911)       $(22,768)       $ (6,340)

Cash flows from investing activities:
   Fixed asset purchases                                                     (8,685)         (9,740)         (7,612)
   Proceeds from sale of fixed assets                                         3,742             543              42
   Purchase of investment securities                                         (5,373)        (29,778)        (75,692)
   Proceeds from maturity of investment securities                            7,772          58,789          43,942
   Investment in subsidiaries, net of cash acquired                          (7,316)        (17,338)              -
   Net increase/(decrease) in loan receivable                                    28              (8)              -
                                                                           --------        --------        --------
       Net cash (used in)/provided by investing activities                   (9,832)          2,468         (39,320)

Cash flows from financing activities:
   Proceeds from the sale and leaseback of fixed assets                         827               -               -
   Proceeds from issuance of shares and other
       capital contributions                                                    610             178          51,944
   Proceeds from issuance of notes payable and warrants                           -          83,100               -
   Costs to obtain loans                                                        (22)         (3,294)              -
   Repurchase of notes payable and warrants                                  (5,202)         (5,473)              -
   Repayment of obligations under capital leases                             (5,660)         (7,323)         (1,007)
   Repurchase of treasury stock                                                   -               -              (4)
   (Decrease)/increase in short-term bank borrowings                           (300)            142             (36)
   Cash received from subscription receivable                                     -             203               -
   Cash loaned to employees for purchase of common stock                       (794)              -               -
   Repayment of loan from shareholder                                             -               -            (262)
                                                                           --------        --------        --------
       Net cash (used in)/provided by financing activities                  (10,541)         67,533          50,635
                                                                           --------        --------        --------

Effect of exchange differences on cash                                          167             865               -

Net (decrease)/increase in cash and cash equivalents                        (40,577)         48,098           4,975
Cash and cash equivalents at beginning of period                             55,614           7,516           2,541
                                                                           --------        --------        --------
Cash and cash equivalents at end of period                                 $ 15,037        $ 55,614        $  7,516
                                                                           ========        ========        ========

Supplemental disclosures of cash flow information (note 21):
   Interest paid during year                                               $  1,133        $  1,907        $    877
                                                                           ========        ========        ========
   Income taxes refunded during year                                       $    839        $      -        $      -
                                                                           ========        ========        ========

          See accompanying notes to consolidated financial statements.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                       DECEMBER 31, 1999, 1998 AND 1997

(1)  Organization


     Euronet Services Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Services Inc. succeeded Euronet Holding N.V. as the group holding company.

     Euronet Services Inc. and its subsidiaries (the "Company" or "Euronet") is a provider of electronic financial solutions and transaction processing services to banks, financial institutions, and companies. Euronet operates an automated teller machine ("ATM") network in Europe and the U.S., which serves banks and retail companies by accepting most international bankcards and proprietary cards issued by member banks. Some of the ATMs also perform certain deposit, sales or advertising functions. Euronet also provides ATM network management outsourcing services to banks or companies with their own networks. Euronet sells integrated software solutions for electronic payment and financial transaction delivery systems worldwide. Its Arksys brand software comprises a suite of products including a core system, Integrated Transaction Management ("ITM"), and compatible modular software for ATM and POS network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card management and processing, and corporate cash management and personal financial management access products.


     The subsidiaries of Euronet Services Inc., all of which are, directly or indirectly, wholly owned are:


     -  EFT Services Holding B.V., incorporated in the Netherlands
     - Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"), incorporated in Hungary
     - Euronet Adminisztracios Szolgaltato Kft. ("Corporate Services") (formerly known as SatComNet), incorporated in Hungary
     -  Bankomat 24/Euronet Sp. z o.o. ("Bankomat"), incorporated in Poland
     -  EFT-Usluge d o.o., incorporated in Croatia
     -  Euronet Services GmbH, incorporated in Germany
     -  EFT Services France SAS, incorporated in France
     -  Euronet Services spol. s.r.o., incorporated in the Czech Republic
     -  Euronet Services SRL, incorporated in Romania
     -  Euronet Services (UK) Limited, incorporated in the United Kingdom
     - Arkansas Systems, Inc. ("Arksys") incorporated in Arkansas, United States of America
     - EFT Network Services LLC ("Dash"), incorporated in Arkansas, United States of America
     - Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)

(2)  Financial position and basis of preparation

     The Company generated an operating loss of $26.8 million and negative cash flows from operations of $19.9 million for the year ended December 31, 1999, primarily due to the significant costs associated with the expansion of its ATM network and investment in delivery, support, research and development in its Arksys software subsidiary which was acquired in December 1998. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities in 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Arksys Software Solutions Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integretion of the Arksys and Euronet sales and customer service organizations. The Company believes that the net proceeds from a private placement of common shares (see note 28) and cash and cash equivalents at December 31, 1999 will provide the Company with sufficient capital until it achieves positive cash flow.

     Based on the above, management is confident that the Company will be able to continue as a going concern. Accordingly, these consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business.

(3) Summary of significant accounting policies and practices

(a)  Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     The consolidated financial statements for the period from January 1, 1997 to March 6, 1997 include the accounts of Euronet Holding N.V. and its subsidiaries. Subsequent to March 6, 1997, the consolidated financial statements include the accounts of Euronet Services Inc. and its subsidiaries (refer to note 4).


     All significant intercompany balances and transactions have been eliminated.

(b)  Foreign currencies

     Foreign currency transactions are recorded at the exchange rate prevailing on the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive loss.

     The financial statements of foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive income as a separate component of consolidated stockholders' equity.

     The financial statements of foreign subsidiaries where the functional currency is the U.S. dollar are remeasured using historical exchange rates for nonmonetary items while current exchange rates are used for monetary items. Foreign exchange gains and losses arising from the remeasurement are reported in the consolidated statement of operations and comprehensive loss.

(c)  Cash equivalents

     For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(d)  Investment securities

     The Company has classified its investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security to maturity. All securities not included in held-to-maturity are classified as available-for sale.


     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premium and discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operating results and reported as a separate component of other comprehensive income/loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any held-to-maturity or available-for-sale security below cost that is deemed other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to operating results and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life or term of the related held-to-maturity security or available-for-sale security as an adjustment to yield using the effective interest method.

     Dividend and interest income are recognized when earned.

(e)  Forward foreign exchange contracts


     Forward foreign exchange contracts are recorded at fair values in the consolidated balance sheet in other current assets or other current liabilities with the related gain or loss recognized in the consolidated statement of operations, unless the contracts meet certain hedging criteria. A foreign exchange contract is considered a hedge of an identifiable foreign currency commitment if (i) the contract is designated as, and is effective as, a hedge of foreign currency commitment and (ii) the foreign currency commitment is firm. In addition, the significant characteristics of expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. Gains and losses on foreign exchange contracts meeting these hedge accounting criteria are deferred and included in the measurement of the related foreign currency transaction. Losses are not deferred if, however, it is estimated that the deferral would lead to recognition of losses in later periods.

(f)  Property, plant and equipment

     Property, plant, and equipment are stated at cost. Equipment under capital leases are stated at the lesser of fair value of the leased equipment and the present value of future minimum lease payments.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of their estimated useful lives or the lease term.

     Depreciation and amortization rates are as follows:

          Automated teller machines                    5-7 years
          Computers and software                       3-5 years
          Vehicles & office equipment                    5 years
          Cassettes                                       1 year
          Leasehold improvements             Over the lease term


(g)  Impairment of long-lived assets


     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)  Goodwill and other intangible assets

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Other identifiable intangible assets are valued at their fair market value at the time of purchase.

     Amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

          Goodwill                                     7-10 years

          Developed technology                            5 years
          Assembled workforce                             4 years
          Installed base                                  4 years
          Distributor/agent relationships                 8 years
          Trade-name                                     10 years


     The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected undiscounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(i)  Other assets

     Other assets include deferred financing costs, investments in affiliates, and loans receivables. Deferred financing costs represent expenses incurred to obtain financing which have been deferred and amortized over the life of the loan using the effective interest method.

(j)  Investments in affiliates

     Investment in the common stock of EFT Network Services, LLC ("Dash"), a 33 1/3% owned affiliate until wholly acquired on August 13, 1999, was accounted for by the equity method until the date of acquisition. Under this method, the Company's share of net income or loss is reflected in the Company's investment account, and dividends received are treated as a reduction of the investment account. The fair value of the investment in excess of the underlying equity in net assets is amortized over 10 years. The acquisition on August 13, 1999 was accounted for under the purchase method of accounting (refer to note 5).

(k)  Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)  Risks and uncertainties

     The Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(m)  Revenue recognition

     Euronet recognizes revenue at the point at which the service is performed. Revenues from software licensing agreement contracts are recognized on a percentage of completion basis whereby a pro-rata portion of revenue and related costs are recognized as the work progresses. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete.

(n)  Research and development costs

          The Company applies SFAS 2 and 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (refer to Note 24). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.


          Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.


          Capitalized software costs are amortized on a product-by-product basis equal to the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally three years, including the period being reported on. Amortization commences in the period when the product is available for general release to customers.


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


     (p)  Stock-based compensation


          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to have been achieved. The Company has adopted the disclosure-only provisions of SFAS No. 123 (see note 16).


     (q)  Reclassifications


          Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

(4)  Formation of holding company and subsequent restructuring


     As of January 1, 1997, Euronet Holding N.V. was the holding company for the group with 499,100 shares of common stock issued and outstanding, 4,419,800 shares of Series A convertible preferred stock issued and outstanding, and 4,666,669 shares of Series B convertible preferred stock issued and outstanding.


     On February 3, 1997, Euronet Holding N.V. signed a Subscription Agreement with General Electric Capital

     Corporation ("GE Capital") under which GE Capital purchased 710,507 shares of Series B convertible preferred shares of Euronet Holding N.V. for an aggregate purchase price of $3 million. Pursuant to the "claw back" option of this agreement, on June 16, 1998, the Company repurchased 292,607 shares of Euronet at the original par value of $0.10.


     On March 6, 1997, the holders of all of the preferred shares of Euronet Holding N.V. converted all of such preferred shares into common shares of Euronet Holding N.V.


     Pursuant to an Exchange Agreement which became effective on March 6, 1997, entered into between Euronet Services Inc., a newly formed Delaware company, and the shareholders and option holders of Euronet Holding N.V., 10,296,076 shares of common stock in Euronet Services Inc. were issued to the shareholders of Euronet Holding N.V. in exchange for all the common shares of Euronet Holding N.V. In addition, options to acquire 3,113,355 shares of common stock of the Euronet Services Inc. were issued to the holders of options to acquire 3,113,355 common shares of Euronet Holding N.V. and awards with respect to 800,520 shares of common stock of the Euronet Services Inc. were issued to the holders of awards with respect to 800,520 preferred shares of Euronet Holding N.V. in exchange for all such awards.


     On March 7, 1997, the Euronet Services Inc. consummated an initial public offering of 6,095,000 shares of common stock at a price of $13.50 per share. Of the 6,095,000 shares sold, 3,833,650 shares were sold by the Company and 2,261,350 shares by certain selling shareholders. Net proceeds to the Company were approximately $47.9 million after deduction of the underwriting discount and other expenses of the offering.


     The following table provides a summary of common stock issued since the establishment of Euronet Services Inc.:


                                                                         Date                  Number of shares
                                                                         ----                  ----------------
     Exchange agreement with Euronet Holding N.V.                        March 6, 1997              10,296,076
     Exercise of awards in the initial public offering                   March 7, 1997                 800,520
     Stock options exercised in the initial public offering              March 7, 1997                 304,822
     Shares issued in the initial public offering                        March 7, 1997               3,038,650
     Additional shares issued in the initial public offering
      (over-allotment)                                                   March 17, 1997                795,000

     Repurchase of GE Capital shares                                     June 16, 1997                (292,607)
     Stock options exercised                                             Various                       190,860
                                                                                                    ----------
          December 31, 1997                                                                         15,133,321

     Stock options exercised                                             Various                        80,132
                                                                                                    ----------
          December 31, 1998                                                                         15,213,453

     Stock options exercised                                             Various                       228,503
     Sale of treasury stock                                              September 28, 1999            100,000
                                                                                                    ----------
          December 31, 1999                                                                         15,541,956
                                                                                                    ==========


     On September 28, 1999, the Company recorded the sale of 100,000 shares of stock held in treasury. Proceeds from the transaction were $275,000, of which approximately $274,000 was allocated to additional paid-in capital, and $1,000 was allocated to treasury stock. The allocation to treasury stock is based on a carrying value of $0.0143 per treasury share which resulted from the original $0.10 par value divided by 7 as a result of the Company's 7 for 1 stock split in March 1997.


(5)  Acquisitions


     On March 26, 1999 the Company signed an agreement with Service Bank GmbH & Co. KG ("Service Bank") to acquire 252 installed ATMs in Germany and 36 ATMs in inventory. The purchase price for this established ATM network was
     12.2 million Deutsche Marks ($6.7 million). Pursuant to the agreement, the

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


     On August 13, 1999, Arksys purchased the remaining 66 2/3% interest in Dash for a consideration of $800,000 payable in 24 equal monthly installments commencing on July 1, 1999. Arksys has delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of Dash. As payments are made, the outstanding credit risk exposures related to the letters of credit are reduced proportionately. Arksys now owns a 100% interest in Dash.


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


     Had these acquisitions occurred on January 1, 1998, the Company's pro-forma consolidated results for the year ended December 31, 1999 and 1998 would have been as follows:

                                         1999                     1998
                                         ----                     ----
                                                   (unaudited)
                                      (in thousands, except per share data)

       Revenues                       $ 41,966                $ 30,744
       Net loss                       $(30,815)               $(29,079)
       Net loss per share             $  (2.02)               $  (1.92)


     These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1998, or of future results of operations.


     On November 30, 1998, the Company acquired the outstanding common stock of Arkansas Systems, Inc. for purchase consideration of approximately $17.9 million (including incidental costs of $90,000 and fair value of stock options of $96,000). Arksys, with headquarters in Little Rock, Arkansas, sells payment and transaction delivery systems worldwide. Its main software products include ATM and network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card processing and corporate cash management and personal financial management access products. Arksys is the software provider to Euronet's ATM transaction processing center in Central Europe.


     The acquisition has been accounted for as a purchase, accordingly, the results of operations are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to assets acquired ($7.5 million) and liabilities assumed ($6.0 million) based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $16.4 million has been allocated $1.0 million to in-process research and development ("IPRD"), $8.7 million to other identifiable intangible assets and the remaining $6.7 million to goodwill (see Note 10). This allocation has been based on independent valuations performed. In-process research and development has been written-off to operations at the date of the acquisition.

     The IPRD estimates relate only to projects involving new product research and development. The methodology used in deriving the estimated IPRD was to
     (i) project net future cash flows for potential new products in the current research and development portfolio, less relevant anticipated expenses, provided by management, (ii) remove cost-to-complete research and development expenditures from the cash flow forecast, (iii) multiply each forecast year's adjusted cash flow amount by the project's percentage of completion, and (iv) discount projected net future cash flows.


(6)  Restricted reserve


     The restricted reserve arose from the provisions of Hungarian accounting law in relation to share capital contributed in foreign currency to Bank Tech and Corporate Services. Under these rules, a foreign currency capital contribution is recorded in the local accounting records of the companies using the rate when the capital was contributed. The foreign currency gain (or loss) which arises upon usage of the foreign currency is recorded as a separate non-distributable reserve.


     The reserve has remained frozen during the year as the laws in Hungary have now changed and no longer require this accounting. However, the change in the law is not retroactive and the historical reserve remains undistributable.

(7)  Restricted cash

     The restricted cash balances as of December 31, 1999 and 1998, were as follows:

                                               December 31,
                                           --------------------
                                            1999         1998
                                           -------      -------
                                              (in thousands)

     ATM deposits                          $ 6,567      $10,930
     Deposits for financial instruments      3,649            -
     Other                                     713        2,042
                                           -------     --------

                                           $10,929      $12,972
                                           =======     ========

     The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover future charges.



(8)  Investment securities


     The amortized cost for short-term held-to-maturity and available-for-sale securities by class security type at December 31, 1999 and 1998, were as follows:

                                               December 31,
                                           --------------------
                                            1999         1998
                                           -------      -------
                                              (in thousands)
     Held-to-maturity:
      U.S. Federal Agency obligations      $   750      $19,183
      Corporate debentures                   2,305       14,345
      Foreign government obligations             -        3,140
                                           -------      -------
                                             3,055       36,668
     Available-for-sale:

      Equity securities                          -            9
                                           -------      -------

     Total investments                     $ 3,055      $36,677
                                           =======      =======

     Securities totaling $2,305,000 and $750,000 have been recorded in cash and cash equivalents and investment securities, respectively, on the balance sheet at December 31, 1999. Securities totaling $33,528,000 and $3,149,000 have been recorded in cash and cash equivalents and investment securities, respectively, on the balance sheet at December 31, 1998. The carrying value of held-to-maturity investment securities at December 31, 1999 and 1998 approximates fair market value. There were no unrealized gain or losses for available-for-sale securities in 1998. In 1999, the Company recorded a realized loss of $40,780 resulting from the sale of available-for-sale securities.


(9)  Contracts in progress


     Amounts included in the consolidated financial statements which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under costs and estimated earnings in excess of billings on software installation contracts. Amounts received from customers in excess of revenues recognized to date are classified as current liabilities under billings in excess of cost and estimated earnings of software installation contracts.


     The software installation contracts in progress consist of the following:


                                                           December 31,
                                                      ---------------------
                                                       1999           1998
                                                      ------         ------
                                                          (in thousands)

     Value assigned in acquisition of Arksys        $      -        $   (33)
     Costs and estimated earnings on software
      installation contracts                           7,872            (15)
     Less billings to date                           (10,235)          (160)
                                                    --------        -------
                                                    $ (2,363)       $  (208)
                                                    ========        =======

     Components are included in the accompanying consolidated balance sheets under the following captions:

                                                          December 31,
                                                      ---------------------
                                                       1999           1998
                                                      ------         ------
                                                          (in thousands)


     Costs and estimated earnings in excess of      $    667        $   745
      billings on software installation contracts
     Billings in excess of costs and estimated        (3,030)          (953)
      earnings on software installation contracts   --------        -------
                                                    $ (2,363)       $  (208)
                                                    ========        =======

(10) Intangibles


     Intangible assets are carried at amortized cost and consist of the following:

                                                           December 31,
                                                      ---------------------
                                                       1999           1998
                                                      ------         ------
                                                         (in thousands)

     Goodwill                                       $10,641         $ 3,944
     Developed technology                             5,700           5,700
     Assembled workforce                              1,130           1,130

     Installed base                                   1,080           1,080
     Distributor/agent relationships                    380             380
     Tradename                                          400             400
                                                    -------         -------
                                                     19,331          12,634
     Less accumulated amortization                   (3,072)           (170)
                                                    -------         -------

     Total                                          $16,259         $12,464
                                                    =======         =======

(11) Notes payable


     On June 22, 1998, the Company sold 243,211 units in a public offering, each consisting of DM 1,000 principal amount at maturity of 12 3/8% senior discount notes due on July 1, 2006 and 729,633 warrants to purchase 766,114 shares of common stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of common stock at an exercise price of $5.00 per share. Cash interest on the notes will not be payable prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company was DM 150.0 million (approximately $83.1 million) representing an issue price of DM 616.75 per DM 1,000 principal amount at maturity. Of this amount, $1.7 million has been allocated to the warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were DM 145.1 million (approximately $81.3 million).


     Pursuant to the Company's indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants at December 31, 1999 and 1998.


     During 1999, the Company repurchased notes with a face value of DM 22.0 million and 65,850 warrants for a total purchase price of $5.2 million. This repurchase has been accounted for as an extinguishment of debt with a resulting $2.7 million (net of income taxes of $0) recognized as an extraordinary gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt extinguished ($8.1 million) and the consideration paid ($5.0 million), offset by the write-off of the allocated unamortized deferred financing costs ($300,000). Of the total purchase price of $5.2 million, $176,000 has been allocated to the warrants based on their fair market value at the time of purchase and recorded as an adjustment to additional paid-in capital. Of the total extinguishment gain, $803,000 was recorded in the fourth quarter relating to the purchase of notes with a face value of DM 7.6 million on December 13, 1999.


     During December 1998, the Company repurchased notes with a face value of DM
     26.4 million and 31,173 warrants for a total purchase price of $5.5 million. This repurchase has been accounted for as an extinguishment of debt with a resulting $2.9 million (net of income taxes of $1.5 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($10.2 million) and the consideration paid ($5.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($341,000).


     The following table provides the composition of notes payable at December 31,:

                                                  1999                1998
                                             ---------------------------------
                                                        (in thousands)
        Principal amount                        $100,113            $130,175
        Unamortized discount                     (27,313)            (46,455)
                                                --------            --------

             Carrying balance                   $ 72,800            $ 83,720
                                                ========            ========

     The effective interest rate relating to the aforementioned notes payable was 13.09% and 13.17% for 1999 and 1998, respectively. The interest expense was approximately $9.5 million and $5.8 million for the years ended December 31, 1999 and 1998, respectively.


(12) Forward Foreign Exchange Contracts


     In 1999 and 1998, the Company entered into foreign currency exchange contracts to reduce the effect of fluctuating currency exchange rates, principally Deutsche Marks, on notes payable and to a lesser extent capital lease obligations. The Company does not utilize financial instruments for trading or other speculative purposes. Forward contracts outstanding at December 31, 1998 amounted to $43.0 million, to purchase Deutsche Marks. There were no forward contracts outstanding at December 31, 1999. The Company recognized approximately $(6.3 million) and $3.5 million during the years ended December 31, 1999 and 1998, respectively, on net foreign currency (losses)/gains related to these contracts. At December 31, 1998, foreign currency contracts outstanding had unrealized gains of $29,000 and unrealized losses of $29,000 which have been recognized within foreign exchange (loss)/gain, net in the consolidated statements of operations. At December 31, 1999, there were no foreign currency exchange contracts outstanding.


     On May 26, 1999, the Company entered into call options to purchase Euro
     79.3 million for $85.9 million and foreign currency put options to sell $83.6 million for Euro 79.3 million on May 26, 2000. Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro has weakened against the dollar and falls below $1.0550 the Company will be required to make a cash payment on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro has strengthened against the U.S. Dollar and rises above $1.0835 the Company will receive a cash payment on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date.


     The Company has accounted for these foreign currency options at fair value with the resulting gain/loss included in foreign exchange loss, net in the consolidated statement of operations. At December 31, 1999, the net fair value of such option contracts measured on a mark-to-market basis, which represents the carrying value recognized in accrued expenses and other liabilities, amounted to $3.3 million. The foreign exchange loss recognized in the consolidated statement of operations amounted to $4.1 million for the year ended December 31, 1999.


(13) Leases


     (a)  Capital leases


     The Company leases the majority of its ATMs under capital lease agreements that expire between 2000 and 2004 and bear interest at rates between 8% and 12%. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.


     A related entity, Windham Technologies Inc. has the option to purchase the ATMs under capital lease in Hungary at the end of the lease term at a bargain purchase price of $1 plus incidental expenses (refer to note 18).

     Euronet also has a lease agreement on a computer for use at its central processing and authorization center for ATM transactions. The lease has a term expiring in 2000 and bears interest at a rate of 12%, and is payable quarterly.


     The gross amount of the ATMs and IBM computer and related accumulated amortization recorded under capital leases were as follows:


                                                December 31,
                                      ----------------------------------------
                                            1999                     1998
                                      ---------------          ---------------
                                                  (in thousands)
     ATMs                                 $18,027                    $17,276
     Other                                    768                      2,106
                                      -----------              -------------

                                           18,795                     19,382
     Less accumulated amortization         (4,813)                    (3,474)
                                      -----------              -------------

     Net book value                       $13,982                    $15,908
                                      ============             =============


     Depreciation of assets held under capital leases amounted to $2.1 million, $2.9 million, and $1.4 million for the years ended December 31, 1999, 1998, and 1997, respectively, and is included in depreciation and amortization expense.


     (b)  Operating leases


     The Company also has noncancelable operating rental leases for office space which expire over the next 3 to 9 years. Rent expense under these leases amounted to $2.1 million, $1.1 million, and $433,000 for the years ended December 31, 1999, 1998, and 1997, respectively.


     (c)  Future minimum lease payments


     Future minimum lease payments under the capital leases and the noncancelable operating lease (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are:

                                                                    Capital               Operating
                                                                    Leases                Leases
                                                                --------------         ---------------
                                                                             (in thousands)
     Year ending December 31,
        2000                                                             5,294              1,831
        2001                                                             3,137              1,762
        2002                                                             2,174              1,610
        2003                                                               996              1,388
        2004                                                               819              1,249
        2005 and thereafter                                                  -              2,895
                                                                --------------

     Total minimum lease payments                                       12,420
     Less amounts representing interest                                 (1,835)
                                                                --------------
     Present value of net minimum capital lease payments                10,585
     Less current installments of obligations under
       capital leases                                                   (4,188)
                                                                --------------

        Long term capital lease obligations                            $ 6,397
                                                                ==============

     The sources of income/(loss) before income taxes are presented as follows:

                                     Year Ended December 31,
                                 -------------------------------
                                    1999       1998       1997
                                 ----------  ---------  --------
     (in thousands)

     United States                $(19,866)  $ (8,985)  $  (353)
     Netherlands Antilles               77        700       425
     Europe                        (18,068)   (21,549)   (8,137)
                                  --------   --------   -------

     Loss before income taxes     $(37,857)  $(29,834)  $(8,065)
                                  ========   ========   =======

     Total income tax benefit/(expense) for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

                                                          Year Ended December 31,
                                                      -------------------------------
                                                         1999       1998       1997
                                                      ----------  ---------  --------
                                                                (in thousands)
     Loss from continuing operations                   $4,182      $(1,430)    $ 100
     Extraordinary item                                      -      (1,488)        -
     Stockholders' (deficit)/equity for compensation
      expense for tax purposes in excess of
      amounts recognized for financial
      reporting purposes                                     -         951         -
                                                        ------     -------     -----
                                                        $ 4,182    $(1,967)    $ 100
                                                        =======    =======     =====

     The income tax benefit/(expense) from operations consisted of the following:

                                                          Year Ended December 31,
                                                      -------------------------------
                                                         1999       1998       1997
                                                      ----------  ---------  --------
                                                                (in thousands)
     Current tax benefit/(expense):

     U.S. Federal                                      $1,828     $(1,430)     $   -
     Netherlands Antilles                                   -           -          -
     Europe                                                 -           -          -
                                                       ------     -------      -----
     Total current                                      1,828      (1,430)         -
                                                       ------     -------      -----

     Deferred tax benefit/(expense)/:
     U.S. Federal                                       2,354           -          -
     Netherlands Antilles                                   -           -          -
     Europe                                                 -           -        100
                                                       ------     -------      -----
     Total deferred                                     2,354           -        100
                                                       ------     -------      -----
     Total tax benefit/(expense)                       $4,182     $(1,430)     $ 100
                                                       ======     =======      =====

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

                                                                    Year Ended December 31,
                                                                --------------------------------
                                                                  1999          1998      1997
                                                                ---------     --------  --------
                                                                          (in thousands)
     Income tax benefit at statutory rates                       $11,933      $10,143   $ 2,742
     Permanent differences                                         1,078       (1,191)     (261)
     Tax-exempt interest                                               -          520       265
     Stock options exercised                                           -         (931)    1,006
     Stock options granted in prior year                               -            -     1,402
     Foreign currency gains and losses                                 -            -       542
     Tax rate differences                                           (938)        (638)       44
     Adjustment to deferred tax asset for enacted
       changes in tax rates                                         (443)        (191)     (113)
     (Expiration)/utilization of tax loss carried forward         (1,700)         971       145
     Disallowed interest expense on notes payable                   (239)           -         -
     Recognition of previously disallowed expenses                   318            -         -
     Other                                                            97         (175)        -
     Change in valuation allowance                                (5,924)      (9,938)   (5,672)
                                                                 -------      -------   -------

     Actual income tax benefit/(expense)                         $ 4,182      $(1,430)  $   100
                                                                 =======      =======   =======


     As a result of the formation of the Company a portion of the stock compensation cost recorded in 1996 became a temporary difference for which the Company recognized a gross deferred tax asset of $1.4 million in 1997. A valuation allowance for this deferred tax asset was established. During 1997, certain of the stock options were exercised resulting in a tax deduction of $1.0 million. Because of the tax loss position of the Company in 1997 in the United States, this tax deduction was not utilized and increased the tax loss carryforward. The Company established a valuation allowance for the deferred tax asset resulting from the tax loss carryforward in the United States. This tax loss carryforward was utilized in 1998 and therefore, $951,553 of the tax benefit was recorded as an adjustment to additional paid in capital.

     The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
                                                             (in thousands)
     Deferred tax assets:
          Foreign tax loss carryforwards                 $ 11,526      $  8,358
          Stock compensation expense                        1,130         1,130
          Unrealized exchange rate differences              2,559         2,025
          Interest expense                                  4,327         1,650
          Accrued expenses                                  2,936         1,476
          Billings in excess of earnings                    1,036           330
          Other                                                16           240
                                                         --------      --------

        Total deferred tax assets                          23,530        15,209
        Valuation allowance                               (19,741)      (14,277)
                                                         --------      --------
        Total deferred tax assets                           3,789           932
                                                         --------      --------

     Deferred tax liabilities:
          Property and equipment                              660           107
          Non-goodwill intangible assets                    2,333             -
          Capitalized research and development costs          109             -
          Earnings in excess of billings                      227           254
                                                         --------      --------
        Total deferred tax liabilities                      3,329           361
                                                         --------      --------
        Net deferred tax assets                          $    460      $    571
                                                         ========      ========

     The valuation allowance for deferred tax assets as of January 1, 1999, 1998 and 1997 was $14.3 million, $4.8 million and $655,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1999, 1998, and 1997 were increases of $5.4 million, $9.5 million and $4.1 million, respectively.

     The valuation allowance relates primarily to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 31, 1999, 1998 and 1997 of $45.0 million, $32.9 million and $20.0 million, respectively. The tax operating loss carryforwards will expire through 2003 for Euronet Services SRL. The tax operating loss carryforwards will expire through 2005 for Bankomat, Bank Tech, Corporate Services, EFT-Uslage d o.o., Euronet Services France SAS, Euronet Services and Euronet Holding N.V, and 2007 for Euronet Services spol. sro. The tax operating losses for Euronet Services Inc. and Arksys can be carried back two years and forward twenty years. The tax operating losses for Euronet Services GmbH and Euronet Services Ltd. can be carried forward indefinitely.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1999 the Company has foreign net operating loss carry forwards of approximately $45.0 million which will expire as follows:

                       Year ending
                       December 31,        In thousands
                    --------------------------------------
                          2000                2,423
                          2001                1,484
                          2002                2,685
                          2003                8,147
                          2004                8,985
                          2005                3,003
                        2006 and
                        thereafter           18,316

                    --------------------------------------
                          Total             $45,043
                                            =======

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be allocated entirely to income taxes in the consolidated statements of operations.

(15) Valuation and Qualifying Accounts

                                                               Additions
                                           Balance at         charged to           Amounts             Balance at
                                            January 1           expense          written off          December 31
                                        ---------------    ---------------    ---------------     ------------------
                                                                        (in thousands)
     1997
     Allowance for doubtful accounts               $  0               $  0                 $0                   $  0
     1998
     Allowance for doubtful accounts               $  0               $291                 $0                   $291
     1999
     Allowance for doubtful accounts               $291               $ 90                 $0                   $381

(16) Stock plans

     The Company has established a share compensation plan that provides certain employees options to purchase shares of its common stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. The Company has the right to repurchase shares within 180 days from an employee who has exercised his options but has ceased to be employed by Euronet. At December 31, 1999, the Company has authorized options for the purchase of 4,413,586 shares of common shares, of which 3,419,480 have been awarded to employees and 2,664,112 remain unexercised.

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

     Upon the initial public offering, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. Upon the initial public offering, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 1999 1,637,612 milestone options remain unexercised.

     Share option activity during the periods indicated is as follows:

                                                                         Number of        Weighted-Average
                                                                           Shares          Exercise Price
                                                                     ------------------  ------------------

     Balance at December 31, 1996 (271,780 shares exercisable)               3,113,355                 1.80
        Granted                                                                226,497                12.65
        Exercised                                                             (495,682)                1.34


      Forfeited                                                           (45,964)                3.25
                                                                        ---------

   Balance at December 31, 1997 (1,984,365 shares exercisable)          2,798,206                 2.67
      Granted                                                             941,396                 5.87
      Granted in Arksys acquisition                                        63,410                 4.44
      Exercised                                                           (80,132)                2.13
      Forfeited                                                          (100,289)                6.23
                                                                        ---------

   Balance at December 31, 1998 (2,174,412 shares exercisable)          3,622,591                 3.46
      Granted                                                           1,140,830                 5.02
      Exercised                                                          (228,503)                1.46
      Forfeited                                                          (233,194)                5.09
                                                                        ---------

   Balance at December 31, 1999 (2,379,729 shares exercisable)          4,301,724                 3.87
                                                                        =========


   At December 31, 1999, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:

                                                             Weighted-Average
                                                                Contractual                           Weighted-
   Range of           Number of        Weighted-Average       Remaining Life          Number           Average
   Exercise Prices      Shares          Exercise Price            (years)           Exercisable    Exercise Price
   ---------------      ------          --------------            -------           -----------    --------------
   0-1.39               392,546              $ 0.75                 4.6                 370,524           $ 0.74
   1.40-2.79          1,849,089                2.09                 7.0               1,738,629             2.12
   2.80-4.18            138,292                3.48                 8.7                  27,658             3.48
   4.19-5.58          1,048,680                5.00                 9.3                  45,500             5.00
   5.59-6.97            591,820                5.87                 8.5                 100,639             5.87
   6.98-9.75             22,500                8.00                 8.2                   4,500             8.00
   9.76-11.15           107,291               10.37                 7.8                  31,694            10.49
   11.16-12.54           48,510               11.61                 7.8                  19,390            11.61
   12.55-13.94          102,996               13.94                 7.3                  41,195            13.94
                      ---------              ------                                   ---------           ------
                      4,301,724              $ 3.87                 7.7               2,379,729           $ 2.54
                      =========              ======                                   =========           ======

   The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date. For options granted prior to the initial public offering, the fair value was determined by taking into consideration the per share price at which the most recent sale of equity securities was made by Euronet to investors. For options granted after the initial public offering, the fair value is determined by the market price of the share at the date of grant. However, in contemplation of the initial public offering in March 1997, compensation expense was recognized in 1996 relating to all options granted during the fourth quarter of 1996. Such compensation expense was calculated as the excess of the fair market value of the underlying shares (determined as $4.22, which is the cash price per share at which GE Capital subscribed for preferred shares of Euronet in February 1997) over the exercise price of $2.14 per share. Euronet recorded $4,172,000 of compensation expense in the 1997 consolidated financial statements and an additional compensation expense of $343,000 with respect to these options was recognized over the remaining vesting period of such options. Of this amount, $127,000, $108,000 and $108,000 has been expensed in the years ended December 31, 1999, 1998 and 1997, respectively.

   The following table provides the fair value of options granted during 1999, 1998 and 1997 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

                                                     Year ended December 31,
                                                --------------------------------
                                                  1999       1998        1997
                                                --------   --------   ----------
     Expected volatility                            100%       100%          54%
     Average risk-free rate                        6.61%      8.80%        6.86%
     Average expected lives                     5 years    5 years    2.5 years
     Weighted-average fair value (per share)      $1.71      $3.51        $4.90

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Euronet's net loss and net loss per share would have increased to the amounts indicated below:


                                                                            Year ended December 31,
                                                        ---------------------------------------------------------------
                                                               1999                  1998                  1997
                                                        -------------------  --------------------  --------------------
                                                                    (in thousands, except per share data)

     Net loss-as reported                                         $(30,915)             $(28,375)              $(7,965)
     Net loss-pro forma                                           $(32,606)             $(29,067)              $(8,484)
     Loss per share-as reported                                   $  (2.03)             $  (1.87)              $ (0.64)
     Loss per share-pro forma                                     $  (2.14)             $  (1.91)              $ (0.69)

     Pro forma impact reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(17) Business segment information


     Prior to the acquisition of Arksys, Euronet and its subsidiaries operated as one business segment, referred to as the "ATM Services Segment," which provides an independent shared network to the banks and financial institutions that it serves. During 1998 and 1997, the Company's corporate function resources were allocated to the ATM Services Segment. As a result of the acquisition of Arksys in December 1998, the Company established a second business segment for its software delivery and development activities (the "Arksys Software Solutions Segment"). Beginning in January 1999, the Company separated corporate function resources from the ATM Services Segment, and reported separately corporate support activities ("Corporate Services Segment"). The following tables present the segment results of the Company's operations for the years ended December 31, 1999 and 1998.

     The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and net loss. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties: that is, at current market prices.

                                                                    Arksys
                                                   ATM             Software         Corporate
     For the Year ended December 31, 1999        Services         Solutions         Services           Total
                                             ----------------  ----------------  ---------------  ---------------
     Total revenues                              $ 26,503           $15,149         $      -         $ 41,652
     Total operating expenses                      39,410            22,290            6,750           68,450
     Depreciation and amortization                  7,410             2,683              145           10,238
     Operating loss                               (12,907)           (7,141)          (6,750)         (26,798)
     Interest income                                  567               148            1,235            1,950
     Interest expense                              (1,133)                -           (9,766)         (10,899)
     Foreign exchange (loss)/gain, net               (564)                2           (1,548)          (2,110)
     Net loss before taxes and
     extraordinary item                          $(14,037)          $(6,991)        $(17,829)        $(37,857)

     Additions to fixed assets                   $ 10,115           $   724         $    116         $ 10,955
     Segment assets                                56,658            21,527           18,659           96,844

                                                 ATM and            Arksys
                                                 Related           Software         Corporate
     For the Year ended December 31, 1998        Services         Solutions         And other          Total
                                                 --------         ---------         ---------          -----
     Total revenues                              $ 11,525           $   371         $     -          $ 11,896
     Total operating expenses                      26,350             2,671            5,486           34,507
     Depreciation and amortization                  4,724               190               41            4,955
     Operating loss                               (14,825)           (2,300)          (5,486)         (22,611)
     Interest income                                  193                 1            2,320            2,514
     Interest expense                              (1,903)                -           (5,923)          (7,826)
     Foreign exchange loss, net                       102                 -           (2,013)          (1,911)
     Net loss before taxes and
     extraordinary item                          $(16,433)          $(2,299)        $(11,102)        $(29,834)

     Additions to fixed assets                   $ 13,092           $   717         $     70         $ 13,879
     Segment assets                                57,828            19,493           56,117          133,438

     The following is a reconciliation of the segmented information to the consolidated financial statements.

                                                         Year ended December 31,
                                                             1999         1998
                                                              (in thousands)
                                                              -------------
     Revenues:
     ---------
     Total revenues for reportable segments               $41,652      $11,896
     Elimination of inter-segment revenues                   (180)         (15)
                                                          -------      -------
         Total consolidated revenues                      $41,472      $11,881

     Operating expenses:
     -------------------
     Total operating expenses for reportable segments     $68,450      $34,507
     Elimination of inter-segment expenses                   (180)         (15)
                                                          -------      -------
                                                          $68,270      $34,492

     Total revenues and long-lived assets for the years ended December 31, 1999 and 1998 for the Company analyzed by geographical location is as follows:

                                       Total Revenues                      Long-lived Assets
                                       --------------                      -----------------
                                   Year ended December 31,                   December  31,
                                   -----------------------                   -------------
                             1999           1998           1997           1999           1998
                             ----           ----           ----           ----           ----
     United States             $16,172        $   356  $         -          $ 1,155        $   697
     Germany                    11,160          2,394             65          6,635          4,530
     Hungary                     5,606          5,936          4,562          9,114         11,571
     Poland                      5,798          2,787            663         10,991         11,164
     Other                       2,736            408              -          8,798          5,220
                               -------        -------         ------        -------        -------
     Total                     $41,472        $11,881         $5,290        $36,693        $33,182
                               =======        =======         ======        =======        =======

     Total revenues are attributed to countries based on location of customer for the ATM and related service segment. For revenues generated by the Arksys software solutions segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

(18) Related parties

     A Delaware company called Windham Technologies Inc. ("Windham") that is owned by Michael J. Brown and Mark Calegari, one of the original Euronet shareholders, holds the option to purchase 356 ATMs which are part of the Hungarian network at the end of the financing lease term. Windham has signed an undertaking to contribute these assets to Euronet at the end of the lease term at a bargain purchase price of $1 plus incidental expenses.

     In addition, payments of $21,000 and $94,000 have been made for the years ended December 31, 1998 and 1997 respectively, to Windham under an agreement which ended in 1998. These payments cover the services and related expenses of consultants seconded by Windham to the Company. These services include AS/400 computer expertise, bank marketing and management support.

(19) Financial instruments

     Most of Euronet's financial instruments (cash and cash equivalents, trade accounts receivable, investment securities, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other current liabilities, advance payments on contracts, billings in excess of costs and estimated earnings on software installation contracts, costs and estimated earnings in excess of billings on software installation contracts) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. The fair value of notes payable was determined based on quoted market prices for the same issue and amounted to $52.0 million (carrying value of $72.8 million) at December 31, 1999 and $45.6 million (carrying value of $83.7 million) at December 31, 1998. See note 12 for details of the Company's foreign exchange contracts.

(20) Reconciliation of net loss to net cash used in operating activities

     The reconciliation of net loss to net cash used in operating activities for the years ended December 31, 1999, 1998, and 1997 follows.

                                                                    Year Ended December 31,
                                                                 ------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  --------
                                                                         (in thousands)
     Net loss                                                    $(30,915)  $(28,375)  $(7,965)

     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Share compensation expense                                   127        108       108
         Depreciation and amortization                             10,238      4,955     1,761
         Unrealized foreign exchange gains/(losses)                (8,294)     5,690         -
         (Gain)/loss on disposal of fixed assets                     (715)        28        11
         In-process research and development write-off                  -      1,020         -
         Amortization of deferred financing costs                     269        147         -

         Accretion of discount on notes payable                         9,506      5,772         -
         Extraordinary gain on extinguishment of debt                  (2,760)    (4,377)        -
         Realization of deferred tax benefit from stock
          compensation credited to additional paid-in capital               -        951         -
         Deferred income taxes                                         (2,797)         -      (100)
         (Decrease)/increase in income taxes payable, net              (2,667)     1,969         -
         Decrease/(increase) in restricted cash                         2,043    (12,125)     (695)
         Increase in trade accounts receivable                         (2,028)      (473)     (475)
         Decrease/(increase) in costs and estimated earnings in
          excess of billings on software installation contracts            78       (326)        -
         Decrease/(increase) in prepaid expenses and
          other current assets                                            184     (1,692)   (1,424)
         Decrease/(increase) in deposits for ATM leases                   802        385    (1,876)
         Decrease in cash surrender value of life
          insurance policies                                                -        489         -
         Increase in trade accounts payable                             1,119         94     2,750
         Increase/(decrease) in advance payments on contracts             350        (32)        -
         Increase in accrued expenses and other
          long term liabilities                                         3,066      2,523     1,565
         Increase in billings in excess of costs and estimated
          earnings on software installation costs                       2,040        501         -
                                                                     --------   --------   -------

     Net cash used in operating activities                           $(20,371)  $(22,768)  $(6,340)
                                                                     ========   ========   =======

(21) Non-cash financing and investing activities

     Capital lease obligations of $5.2 million, $3.9 million and $11.0 million during the years ended December 31, 1999, 1998 and 1997, respectively, were incurred when the Company entered into leases primarily for new automated teller machines.

     During the year ended December 31, 1998 the Company issued warrants to purchase common stock totaling $1,725,000.

(22) Concentrations of business and credit risk

     Euronet is subject to concentrations of business and credit risk. Euronet's financial instruments mainly include trade accounts receivables, cash and cash equivalents and investment securities. Euronet's customer base, although limited, includes the most significant international card organizations and certain banks in the markets in which it operates. Therefore, the Company's operations are directly affected by the financial condition of those entities. The Company has one individually significant customer of the ATM Services Segment in Germany which accounted for 27% of total consolidated revenue for the year ended December 31, 1999 and 20% in 1998.

     Cash and cash equivalents, and investment securities are placed with high-credit quality financial institutions or in short-term duration, high-quality debt securities. The counterparty to the foreign currency option contracts is a major financial institution with investment grade or better credit rating. This credit risk in generally limited to the unrealized gains of such contracts should any of these counterparties fail to perform as contracted. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures which monitor credit worthiness of customers and financial institutions.

(23) Commitments

     The Company had outstanding unused letters of credit totaling $750,000 at December 31, 1999.

     The Company is committed to purchase ATMs from certain suppliers for approximately 554,000 British Pounds (approximately $896,000 at December 31, 1999).

(24) Research and Development

     The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to its customers including, but not limited to, bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touch points and internet banking solutions as well as significant improvements to core software products.

     The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $3.2 million, $153,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, $322,000 was capitalized and appears on the Company's balance sheet in prepaid expenses and other assets, net of accumulated amortization of $0.

(25) Employee Loans for Common Stock Program


     In October 1999 the Company's Board of Directors approved and implemented a Loan Agreement Program ("Program") for certain employees under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company's stock on the open market. The shares are pledged to the Company to secure the loans. As at December 31, 1999 218,400 shares are held by the Company as collateral for the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20 percent of the shares for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non-recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders' (deficit)/equity. In the event that any one of the employees defaults on the term of the loans, the shares received by the Company will be recorded as treasury stock.

(26) Sale of Croatian Network

     On November 19, 1999, the Company completed the sale of its Croatian ATM network to Raiffeisenbank Austria, d.d., a Croatian financial institution ("RBA"), for consideration of $2.7 million. The carrying value of the Croatian assets was $2.0 million, resulting in a gain to the Company of $657,000, recorded as an offset to operating costs. Subsequent to the sale of the network assets, the Company and RBA entered into an ATM services agreement whereby the Company will provide ATM management and other related services to RBA for an initial term of 15 years.

(27) Employee Benefit Plans

     Euronet has established a Profit Sharing and 401(k) plan for all employees who have completed six months of service and are not otherwise covered by a retirement benefit plan (national or private) outside of the US. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the Plan through payroll deductions. Euronet's matching contribution to the plan is discretionary and is determined each year by the Board of Directors. The employee's vested percentage regarding the employer's contribution varies according to years of service. Euronet's contribution accrual to the Plan for the years ended December 31, 1999, 1998 and 1997 was $159,000, $26,000 and $0
     respectively.

     Euronet maintains both a fully funded and self-funded health insurance programs, which cover all full-time employees and their families at no charge to the employees. In order to administer the self-funded program, Euronet has entered into a contractual agreement with a third party administrator by which Euronet pays a monthly service fee to the administrator based upon employee enrollment participating in the self-funded plan. Euronet has also purchased a stop/loss insurance policy to limit Euronet's self-funded liability to $25,000 per employee per year and a total loss on all claims to approximately $31,000 per month.

(28) Subsequent Event

     On February 25, 2000 the Company entered into subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing is expected to occur on March 15, 2000. These agreements were signed with certain accredited investors and foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Section 4(2) and Regulation D and Regulation S of the Act. The purchase price of each share is US$6.615 which represents ninety percent of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement will equal US$ 4,299,750. Under each of the agreements, for each two shares of common stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at an exercise price of US$11.615.

     The Company is in active discussions with another private placement investor to subscribe for an additional 500,000 common shares on the same terms and expects execution of an agreement relating to such placement by March 15. If such agreement is executed, closing is expected on March 31, 2000 with estimated net proceeds of $3,307,500.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

   (a)  List of Documents Filed as Part of this Report.

1.   Financial Statements                                                                                        Page
                                                                                                                 ----
Independent Auditors' Report .................................................................................     24
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 ....................................     25
Consolidated Statements of Operations and Comprehensive Loss for the years
  ended December 31, 1999, 1998 and 1997......................................................................     27
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 ...........................................................................     28
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
  and 1997....................................................................................................     30

Notes to Consolidated Financial Statements ...................................................................     31

2.   Schedules

     None.


3.   Exhibits

     27 Financial Data Schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      EURONET SERVICES INC.

Date: March 9, 2000       /s/ Daniel C. Stevens
                             --------------------------
                              Daniel C. Stevens


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                                         Date
---------                                  -----                                                         ----
/s/ Michael J. Brown                       Chairman of the Board of Directors                            March 9, 2000
------------------------------
Michael J. Brown                           Chief Executive Officer and President
                                           (principal executive officer)


/s/ Daniel R. Henry                        Director and Chief Operating Officer                          March 9, 2000
------------------------------
Daniel R. Henry


/s/ Steven J. Buckley                      Director                                                      March 9, 2000
------------------------------
Steven J. Buckley


/s/ Eriberto R. Scocimara                  Director                                                      March 9, 2000
------------------------------
Eriberto R. Scocimara


/s/ Andrzej Olechowski                     Director                                                      March 9, 2000
------------------------------
Andrzej Olechowski


/s/ Thomas A. McDonnell                    Director                                                      March 9, 2000
------------------------------
Thomas A. McDonnell


/s/ Nicholas B. Callinan                   Director                                                      March 9, 2000
------------------------------
Nicholas B. Callinan


/s/ Daniel C. Stevens                      Chief Financial Officer and                                   March 9, 2000
------------------------------
Daniel C. Stevens                          Chief Accounting Officer (principal financial
                                           officer and principal accounting officer)