Form 10-Q
period 2000-03-31
EURONET SERVICES INC
filed 2000-05-15
CIK 1029199

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              YES  [X]    NO  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000 16,478,435 common shares.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                    EURONET SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  Mar. 31, 2000           Dec. 31, 1999
                                                                                  -------------           -------------
ASSETS                                                                             (unaudited)
------                                                                                       (in thousands)
Current assets:
 Cash and cash equivalents                                                           $  7,394                $ 15,037
 Restricted cash                                                                       14,252                  10,929
 Investment securities                                                                      -                     750
 Trade accounts receivable, net of allowances for doubtful accounts of
     $381,000 as of March 31, 2000 and December 31, 1999                                7,310                   7,888
 Costs and estimated earnings in excess of billings on software
      installation contracts                                                              619                     667
 Income taxes receivable                                                                  767                     818
 Prepaid expenses and other current assets                                              2,931                   3,695
                                                                                     --------                --------
 Total current assets                                                                  33,273                  39,784
Property, plant, and equipment, net                                                    34,704                  36,693
Intangible assets, net                                                                 15,417                  16,259
Deposits                                                                                1,578                   1,355
Deferred income taxes                                                                     440                     460
Other assets, net                                                                       2,236                   2,293
                                                                                     --------                --------

Total assets                                                                         $ 87,648                $ 96,844
                                                                                     ========                ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
 Trade accounts payable                                                              $  4,207                $  5,768
 Current installments of obligations under capital leases                               4,095                   4,188
 Accrued expenses and other current liabilities                                        14,312                  12,631
 Advance payments on contracts                                                          1,248                   1,321
 Billings in excess of costs and estimated earnings on software
      installation costs                                                                2,434                   3,030
                                                                                     --------                --------
 Total current liabilities                                                             26,296                  26,938
Obligations under capital leases, excluding current installments                        5,994                   6,397
Notes payable                                                                          71,837                  72,800
Other long-term liabilities                                                               100                     202
                                                                                     --------                --------
Total liabilities                                                                     104,227                 106,337
                                                                                     --------                --------
Stockholders' deficit:
 Common stock, $0.02 par value. Authorized 30,000,000 shares;
      issued and outstanding 16,191,956 shares at March 31, 2000
      and 15,541,956 at December 31, 1999                                                 324                     311
 Additional paid in capital                                                            71,256                  66,969
 Treasury stock                                                                            (3)                     (3)
 Employee loans for stock                                                                (762)                   (794)
 Subscription receivable                                                                  (50)                    (50)
 Accumulated losses                                                                   (85,545)                (74,260)
 Restricted reserve                                                                       784                     784
 Accumulated other comprehensive loss                                                  (2,583)                 (2,450)
                                                                                     --------                --------
 Total stockholders' deficit                                                          (16,579)                 (9,493)
                                                                                     --------                --------

Total liabilities and stockholders' deficit                                          $ 87,648                $ 96,844
                                                                                     ========                ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2000               1999
                                                                                        ----               ----
Revenues:
ATM network and related revenue                                                     $     8,260        $     5,402
Software, maintenance and related revenue                                                 3,678              2,767
                                                                                    -----------        -----------

Total revenues                                                                           11,938              8,169

Operating expenses:
Direct operating costs                                                                    6,812              5,786
Salaries and benefits                                                                     6,958              4,976
Selling, general and administrative                                                       2,634              2,785
Depreciation and amortization                                                             2,733              2,367
                                                                                    -----------        -----------

Total operating expenses                                                                 19,137             15,914

Operating loss                                                                           (7,199)            (7,745)

Other (expense)/income:
Interest income                                                                             331                457
Interest expense                                                                         (2,540)            (2,832)
Foreign exchange (loss)/gain, net                                                        (1,826)               282
                                                                                    -----------        -----------

Total other expense                                                                      (4,035)            (2,093)
                                                                                    -----------        -----------

Loss before income taxes and extraordinary item                                         (11,234)            (9,838)

Income taxes                                                                                (51)                 -
                                                                                    -----------        -----------

Loss before extraordinary item                                                          (11,285)            (9,838)
Extraordinary gain on early retirement of debt, net of
     applicable income taxes                                                                  -                154
                                                                                    -----------        -----------

Net loss                                                                            $   (11,285)       $    (9,684)

Other comprehensive loss:
Translation adjustment                                                                     (133)            (2,119)
                                                                                    -----------        -----------

Comprehensive loss                                                                  $   (11,418)       $   (11,803)
                                                                                    ===========        ===========

Loss per share -- basic and diluted:
Loss before extraordinary item                                                      $     (0.72)       $     (0.65)
Extraordinary gain                                                                            -               0.01
                                                                                    -----------        -----------

Net loss                                                                            $     (0.72)       $     (0.64)
                                                                                    ===========        ===========


Weighted average number of shares outstanding                                        15,650,289         15,213,453
                                                                                    ===========        ===========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Cash flows from operating activities:
 Net loss                                                                             $(11,285)            $ (9,684)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                           2,733                2,367
 Unrealized foreign exchange loss/(gain), net                                            1,280               (5,368)
 Accretion of discount on notes                                                          2,199                2,453
 Decrease in costs and estimated earnings in excess of billings
  on software installation contracts                                                        48                  414
 (Increase)/decrease in restricted cash                                                 (2,478)               2,420
 Decrease/(increase) in trade accounts receivable                                          577               (2,712)
 Decrease in prepaid expenses and other current assets                                     815                  189
 (Decrease)/increase in trade accounts payable                                          (1,416)                 552
 Decrease/(increase) in income taxes receivable                                             51               (1,805)
 (Decrease)/increase in billings in excess of costs and estimated earnings
  on software installation contracts                                                      (595)               1,432
 Decrease in accrued expenses and other current liabilities                             (2,465)                (607)
 Other                                                                                    (339)                (219)
                                                                                      --------             --------

 Net cash used in operating activities                                                 (10,875)             (10,568)
                                                                                      --------             --------

Cash flows from investing activities:
 Fixed asset purchases                                                                    (446)              (1,151)
 Proceeds from sale of fixed assets                                                         88                   45
 Purchase of investment securities                                                           -               (2,360)
 Proceeds from maturity of investment securities                                             -                2,809
 Investment in subsidiaries, net of cash acquired                                            -               (7,218)
                                                                                      --------             --------

 Net cash used in investing activities                                                    (358)              (7,875)
                                                                                      --------             --------

Cash flows from financing activities:
 Proceeds from issuance of shares and other capital contributions                        4,300                    -
 Repurchase of notes payable                                                                 -                 (373)
 Subscriptions paid                                                                          -                   50
 Repayment of loans to employees for purchase of common stock                               32                    -
 Repayment of obligations under capital leases                                            (874)                (772)
 Repayment of bank borrowings                                                                -                 (188)
                                                                                      --------             --------

 Net cash provided by/(used in) financing activities                                     3,458               (1,283)
                                                                                      --------             --------

Effects of exchange rate differences on cash                                               132                  (85)
                                                                                      --------             --------

Net decrease in cash and cash equivalents                                               (7,643)             (19,811)
Cash and cash equivalents at beginning of period                                        15,037               55,614
                                                                                      --------             --------

Cash and cash equivalents at end of period                                            $  7,394             $ 35,803
                                                                                      ========             ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2000 and the results of its operations, and cash flows for the three month periods ended March 31, 2000 and 1999.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1999, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $7.2 million and negative cash flows from operations of $10.9 million for the three months ended March 31, 2000, primarily due to the significant costs associated with the expansion of its ATM network and investment in delivery, support, research and development in its software subsidiary which was acquired in December 1998. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities in 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions
Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integration of ATM and software sales and customer service organizations. The Company believes that $7.0 million in net proceeds from private placements of common shares (see Notes 5 and 7) and cash and cash equivalents at March 31, 2000 will provide the Company with sufficient cash resources until it achieves positive cash flow. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1999. For a description of these policies, see
Note 3 to the Notes to Consolidated Financial Statements for the year ended December 31, 1999.


NOTE 3 - NET LOSS PER SHARE - BASIC AND DILUTED

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (stock options and warrants outstanding) is antidilutive. Accordingly, diluted net loss per share does not assume the exercise of stock options and warrants outstanding.

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions that it serves, ("ATM Services"); and (2) producing application software for payment and transaction delivery systems, ("Software Solutions"). In addition, the Company's management divides the ATM Services Segment into three sub-segments: Central European ATM Operations (including Hungary, Poland, the Czech Republic, Croatia and Romania), Western European ATM Operations (including Germany, France and the United Kingdom) and Other ATM Operations (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, ("Corporate Services"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior year segment information has been restated to conform to the current year's presentation.

As the ATM Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into subsegments. Accordingly, beginning in January 2000 the Company divided the ATM Services Segment into three subsegments: Central European ATM Operations, Western European ATM Operations and Other ATM Operations. Where practical, certain amounts have been reclassified for the change in internal reporting. The Company is unable to present ATM Services Segment assets by subsegment as of March 31, 1999. Prior to January 1, 2000, certain assets were included in the assets in the balance sheet of Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"), a wholly-owned subsidiary of Euronet Services Inc. Certain assets were transferred as of December 31, 1999, from Bank Tech to an existing Hungarian shell company, Euronet Adminisztracios Szolgaltato Kft. ("Corporate Services") formerly known as SatComNet). Those assets are now shown under the Other ATM Operations Subsegment. The following tables present the segment results of the Company's operations for the quarters ended March 31, 2000 and March 31, 1999.


                                                  ATM Services
                                                  ------------
For the Quarter ended                Central    Western    Other                Software   Corporate
March 31, 2000                       Europe     Europe      ATM       Total    Solutions    Services     Total
                                    ---------  ---------  --------  ---------  ----------  ----------  ----------
Total revenues                       $ 3,995    $ 3,756    $  509   $  8,260     $ 3,723   $       -    $ 11,983
Total operating expenses              (5,226)    (5,240)     (620)   (11,086)     (6,253)     (1,843)    (19,182)
Operating loss                        (1,231)    (1,484)     (111)    (2,826)     (2,530)     (1,843)     (7,199)
Interest income                           82          6        18        106          40         185         331
Interest expense                        (239)       (39)       (3)      (281)          -      (2,259)     (2,540)
Foreign exchange gain/(loss), net       (368)       (57)     (182)      (607)          1      (1,220)     (1,826)
Extraordinary gain, net of taxes           -          -         -          -           -           -           -
Net loss before income taxes         $(1,756)   $(1,574)   $ (278)  $ (3,608)    $(2,489)  $  (5,137)   $(11,234)

Segment assets                       $29,930    $19,059    $3,354   $ 52,343     $19,088   $  16,217    $ 87,648
Fixed assets                          18,386     13,321     1,810     33,517       1,089          98      34,704
Depreciation and amortization            965        741       318      2,024         635          74       2,733


                                                   ATM Services
                                                   ------------
For the Quarter ended                 Central    Western    Other               Software   Corporate
March 31, 1999                        Europe     Europe      ATM      Total    Solutions    Services     Total
                                     ---------  ---------  -------  ---------  ----------  ----------  ----------
Total revenues                       $ 2,565    $ 2,837    $   -    $ 5,402     $ 2,812     $     -    $  8,214
Total operating expenses              (5,262)    (4,112)    (145)    (9,519)     (4,907)     (1,533)    (15,959)
Operating loss                        (2,697)    (1,275)    (145)    (4,117)     (2,095)     (1,533)     (7,745)
Interest income                           51          1        -         52          25         380         457
Interest expense                        (273)       (26)     (15)      (314)          -      (2,518)     (2,832)
Foreign exchange gain/(loss), net         47          2        -         49           -         233         282
Extraordinary gain, net of taxes           -          -        -          -           -         154         154
Net loss before income taxes         $(2,872)   $(1,298)   $(160)   $(4,330)    $(2,070)    $(3,284)   $ (9,684)

Segment assets                          n/a        n/a      n/a     $58,027     $19,384     $38,275    $115,686
Fixed assets                            n/a        n/a      n/a      33,482         827         165      34,474
Depreciation and amortization           n/a        n/a      n/a       1,759         584          24       2,367

The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

For the Quarters ended                                   March 31, 2000         March 31, 1999
                                                         --------------         --------------
                                                         (in thousands)         (in thousands)
Revenues:
 Total revenues for reportable segments                      $11,983                 $8,214
 Elimination of inter segment revenues                           (45)                   (45)
                                                             -------                 ------

 Total consolidated revenues                                 $11,938                 $8,169
                                                             =======                 ======


Total revenues for the three months ended March 31, 2000 and March 31, 1999 and long-lived assets as of March 31, 2000 and March 31, 1999 for the Company analyzed by geographical location is as follows:

                                          Total Revenues              Long-lived Assets
                                      -------------------------   --------------------------
                                        March 31,     March 31,     March 31,      March 31,
                                          2000          1999          2000           1999
                                      -----------     ---------     ---------      ---------
         United States                    $ 4,186        $2,767       $14,220        $13,084
         Germany                            2,499         2,788         8,490         10,838
         Poland                             2,022         1,100        10,524          9,633
         Hungary                            1,370         1,292         6,264         11,084
         Other                              1,861           222        10,623          5,103
                                      -----------     ---------     ---------      ---------

         Total                            $11,938        $8,169       $50,121        $49,742
                                      ===========     =========     =========      =========

Total revenues are attributed to countries based on location of customer for the ATM Services Segment. For revenues generated by the Software Solutions Segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation and intangible assets, net of accumulated amortization.


NOTE 5 - PRIVATE PLACEMENT OF COMMON SHARES

On February 25, 2000 the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents ninety percent of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.


NOTE 6 - FORWARD FOREIGN EXCHANGE CONTRACTS

In 1999 and 1998, the Company entered into several foreign currency exchange contracts to reduce the effect of fluctuating currency exchange rates, principally Deutsche Marks, on notes payable and to a lesser extent capital lease obligations. The Company does not utilize financial instruments for trading or speculative purposes.

On May 26, 1999, the Company entered into foreign currency call options with Merrill Lynch to purchase Euro 79.3 million for $85.9 million and foreign currency put options to sell $83.6 million for Euro 79.3 million on May 26, 2000 (the "Settlement Date"). Under such contracts, the Company will be required to make a cash payment to Merrill Lynch on May 31, 2000, if the Euro has weakened against the US Dollar and falls below $1.055 (the "Floor Rate") on the Settlement Date. At the same time, if the Euro strengthens against the U.S. dollar and rises above $1.0835 to the Euro (the "Ceiling Rate") the Company will receive a cash payment depending upon the Euro/Dollar exchange rate on such Settlement Date.

In the week of March 13, 2000, the Company entered into put options with Merrill Lynch to sell Euro 79.0 million for $75.1 million on May 26, 2000. The contracts were purchased to limit the Company's exposure on the call option described above against a fall of the Euro below $0.95.

The Company must cash collateralize the net fair value of such options contracts measured on a mark-to-market basis, and on March 31, 2000, the Company had on deposit $7.4 million with Merrill Lynch. This amount is shown as restricted cash on the Company's Consolidated Balance Sheet. The Company has accounted for these foreign currency options at fair value with the resulting gain/loss included in foreign exchange losses, net, in the Consolidated Statement of Operations. If the Euro closes below $0.95 on May 26, 2000, the Company's payment obligations will be $7.9 million.


NOTE 7 - SUBSEQUENT EVENT

In April 2000 the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Regulation S of the Act. The weighted average purchase price of each share is $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at a weighted average exercise price of $12.50.


NOTE 8 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 2000 unaudited consolidated financial statements presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

OVERVIEW

Euronet is a provider of end-to-end electronic payment solutions and transaction processing for retail banks and other companies. The Company operates an independent automated teller machine ("ATM") network and sells and supports software for electronic payment and transaction delivery systems. Euronet offers electronic payment solutions consisting of ATM network participation and outsourced ATM network management solutions, and comprehensive software solutions to retail banks and other companies around the world.

Euronet and its subsidiaries operate in two business segments: (1) the service of providing an independent shared ATM network to the banks and financial institutions that it serves, ("ATM Services"); and (2) producing application software for payment and transaction delivery systems, ("Software Solutions"). In addition, the Company's management divides the ATM Services Segment into three sub-segments: Central European ATM Operations (including Hungary, Poland, the Czech Republic, Croatia and Romania), Western European ATM Operations (including Germany, France and the United Kingdom) and Other ATM Operations (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, ("Corporate Services"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior year segment information has been restated to conform to the current year's presentation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

The Company's total revenues increased to $11.9 million for the three months ended March 31, 2000 from $8.2 million for the three months ended March 31, 1999. The increase in revenues from 1999 to 2000 is primarily due to two factors: (1) a $2.8 million increase in total ATM Services Segment revenues; and
(2) a $900,000 increase in Software Solutions Segment revenues. Revenues for the three months ended March 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $19.1 million for the three months ended March 31, 2000 from $15.9 million for the three months ended March 31, 1999. The increase from 1999 to 2000 can be broken down by segment as follows: (1) a $1.6 million increase in ATM Services Segment operating costs, (2) a $1.3 million increase in Software Solutions Segment operating costs, and (3) a $300,000 increase in Corporate Services Segment operating costs. Operating expenses for the three months ended March 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $7.2 million for the three months ended March 31, 2000 compared to an operating loss of $7.7 million for the three months ended March 31, 1999. The decreased operating loss from 1999 to 2000 is due to the net effect of three factors: (1) a $1.2 million decrease in operating losses from the Company's ATM Services Segment; (2) a $400,000 increase in operating losses from the Company's Software Solutions Segment; and (3) a $300,000 increase in operating losses from the Company's Corporate Services Segment. Operating losses resulting from segment operations for the three months ended March 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations section below.

SEGMENT RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(In thousands)                             Revenues           Operating Loss
                                           --------           --------------
Three months ended March 31,             2000       1999       2000       1999
-----------------------------------      ----       ----       ----       ----
ATM Services:
  Central European ATM Operations     $ 3,995     $2,565    $(1,231)   $(2,697)
  Western European ATM Operations       3,756      2,837     (1,484)    (1,275)
  Other ATM Operations                    509          -       (111)      (145)
                                      -------     ------    -------    -------
  Total ATM Services                    8,260      5,402     (2,826)    (4,117)
Software Solutions                      3,723      2,812     (2,530)    (2,095)
Corporate Services                          -          -     (1,843)    (1,533)
Inter segment eliminations                (45)       (45)         -          -
                                      -------     ------    -------    -------

Total                                 $11,938     $8,169    $(7,199)   $(7,745)
                                      =======     ======    =======    =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

ATM SERVICES SEGMENT

Revenues

Total segment revenues increased by $2.9 million or 54% to $8.3 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. The increase in revenues is due primarily to the significant increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods. Revenues for the Central European Subsegment totaled $4.0 million for the three months ended March 31, 2000 as compared to $2.6 million for the three months ended March 31, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,092 at March 31, 1999 to 1,218 at March 31, 2000. Revenues for the Western European Subsegment totaled $3.8 million for the three months ended March 31, 2000 as compared to $2.8 million for the three months ended March 31, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 465 at March 31, 1999 to 710 at March 31, 2000. Revenues for the Other ATM Operations Subsegment were $509,000 for the three months ended March 3, 2000 as compared to zero for the three months ended March 31, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 0 at March 31, 1999 to 455 at March 31, 2000.

The Company had 1,557 ATMs installed as of March 31, 1999, and processed 5.9 million transactions for three months ended March 31, 1999. As of March 31, 2000, the Company's ATM network increased by 826 ATMs, or 53%, to a total of 2,383 ATMs, of which 70% are owned by the Company and 30% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 11.0 million transactions for the three months ended March 31, 2000, an increase of 5.1 million transactions, or 86%, over the three months ended March 31, 1999. The Company believes the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is an extremely positive development and will provide substantially higher marginal returns on investments.

Of total segment revenue, approximately 88% is attributable to those ATMs owned by the Company for the three months ended March 31, 2000 and 97% for the three months ended March 31, 1999. Of total transactions processed, approximately 91% is attributable to those ATMs owned by the Company for the three months ended March 31, 2000 and 85% for the three months ended March 31, 1999.

Operating Expenses

Total segment operating expenses increased to $11.1 million for the three months ended March 31, 2000 from $9.5 million for the three months ended March 31, 1999. The increases are due primarily to costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods.

Direct operating costs in the ATM Services Segment consist primarily of: ATM installation costs; ATM site rentals; and costs associated with maintaining ATMs, ATM telecommunications, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $6.7 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999. In addition, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totalled $800,000 for the three months ended March 31, 2000 and $700,000 for the three months ended March 31, 1999. The components of direct operating costs for the three months ended March 31, 2000 and 1999 were:

(in thousands)                                   Three months ending March 31,
                                                 -----------------------------
                                                       2000           1999
                                                     ------         ------
ATM communication                                    $1,027         $1,033
ATM cash filling and interest on network cash         1,889          1,623
ATM maintenance                                         982            616
ATM site rental                                         563            690
ATM installation                                        182             44
Transaction processing and ATM monitoring             1,336            938
Other                                                   727            710
                                                     ------         ------

Total direct operating expenses                      $6,706         $5,654
                                                     ======         ======

Segment salaries and benefits increased to $1.8 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe as well as some increases in staff levels at the processing center required to maintain quality service in line with the rising transaction volumes.

Selling, general and administrative costs allocated to the ATM Services Segment decreased to $530,000 for the three months ended March 31, 2000 from $660,000 for the three months ended March 31, 1999. The cost decrease for the three months ended March 31, 2000 results largely from an increase in the allocation of costs from the Budapest processing center to the direct operating cost of the ATM network, due to an increase in the number of ATMs operated by the Company, as discussed above.

Depreciation and amortization increased to $2.0 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. The increases are due primarily to the increase in the number of owned ATMs as discussed previously.

Operating Loss

The total ATM Services Segment operating loss decreased to $2.8 million for three months ended March 31, 2000 compared to $4.1 million for the three months ended March 31, 1999, as a result of the factors discussed above. The Central European ATM Operations Subsegment operating loss decreased to $1.2 million for three months ended March 31, 2000 compared to $2.7 million for the three months ended March 31, 1999, as a result of the factors discussed above. The Western European ATM Operations Subsegment operating loss increased to $1.5 million for three months ended March 31, 2000 compared to $1.3 million for the three months ended March 31, 1999, as a result of the factors discussed above. The Other ATM Operations Subsegment operating loss decreased to $111,000 for three months ended March 31, 2000 compared to $145,000 for the three months ended March 31, 1999, as a result of the factors discussed above.

ARKSYS SOFTWARE SOLUTIONS SEGMENT

Revenues

Total segment revenues increased by $900,000 or 33% to $3.7 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. Software Solutions Segment revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale or brokerage of computer products and are reported net of cost of sales. The table below shows the components of segment revenues for the three months ended March 31, 2000 and 1999:


(in thousands)               Three months ending March 31,
                             ------------------------------
                                   2000           1999
                                 ------         ------
Software license fees            $  691         $  249
Professional service fees         1,313          1,552
Maintenance fees                  1,546          1,037
Hardware sales                      173            (26)
                                 ------         ------

Total segment revenues           $3,723         $2,812
                                 ======         ======

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At March 31, 2000 the revenue backlog was $2.7 million. At March 31, 1999 the revenue backlog was $5.3 million. The decrease in backlog from March 31, 1999 can be attributed to the Company's efforts towards accelerating the delivery of software, in addition to a slower rate of purchasing by banks as they allocated resources to short term operational issues related to Year 2000 compliance. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth.

There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. Total segment operating expenses increased to $6.3 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999.

The Company has made planned increases in staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits, which has contributed to the net losses of the Software Solutions Segment for the three-month periods ended March 31, 2000 and 1999.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $1.5 million for the three months ended March 31, 2000 and $554,000 for the three months ended March 31, 1999.

In December 1999, $322,000 in development costs were capitalized in conjunction with the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Of this amount $22,000 was expensed in the three-month period ended March 31, 2000.

Operating Loss

The Software Solutions Segment operating loss increased to $2.5 million for the three months ended March 31, 2000 compared to $2.1 million for the three months ended March 31, 1999, as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment increased to $1.8 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reasons for these increased expenditures.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $300,000 for the three months ended March 31, 2000 from $500,000 for the three months ended March 31, 1999. The decrease is the result of the decrease in investment securities and cash.

Interest Expense

Interest expense decreased to $2.5 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. The decrease is the result of the Company's bond repurchases in 1999 and a reduction in the U.S. dollar equivalent of interest on foreign currency debt due to devaluation of the respective foreign currencies.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange loss of $1.8 million for the three months ended March 31, 2000, compared to a net foreign exchange gain of $300,000 for the three months ended March 31, 1999. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities gives rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Since issuing its Deutsche Mark (Euro) denominated 12 3/8% senior discount notes (the "Senior Discount Notes") in June 1998, the Company has hedged exposure resulting from foreign currency fluctuations that could affect the U.S. Dollar equivalent of the amounts payable under such notes. On May 26, 1999, the Company entered into several foreign exchange option contracts governed by an ISDA Master Agreement with Merrill Lynch International Bank Limited ("ML") designed to protect the Company against fluctuations of the Euro against the U.S. Dollar. Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro has weakened against the dollar and falls below $1.0550 to the Euro (the "Floor Rate") the Company will be required to make a cash payment to ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro has strengthened against the U.S. Dollar and rises above $1.0835 to the Euro (the "Ceiling Rate") the Company will receive a cash payment from ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. The Euro fell to below the Floor Rate for the first time in November 1999 and has fluctuated both above and below such rate since that time. In the week of March 13, 2000, the Company entered into additional put option contracts to limit the cash impact of the original put option contracts sold on May 26, 1999, should the Euro close below $0.95 on May 26, 2000. As of March 31, 2000 the rate of the Euro was $0.961 and the amount of cash on deposit with ML as collateral for the Company's payment obligation under the foreign exchange option contracts was

$7.4 million. As of May 12, 2000, the rate of the Euro was $0.92 and the amount of cash on deposit with ML as collateral was $7.9 million. The amount of the collateral on deposit corresponds approximately to the payment obligation that the Company would incur under such option contracts as of the contract date, which is May 26, 2000. If the Euro closes below $0.95 on May 26, 2000, the Company's payment obligation will be $7.9 million.

Extraordinary Gain

In March 1999 the Company recorded an extraordinary gain of $154,000 (net of income taxes of $80,000) following its repurchase of a portion of its Senior Discount Notes. The gain represents the difference between the allocated carrying value of the face value of the debt repurchased of $629,000 less the consideration paid of $373,000, offset by the write-off of allocated unamortized deferred financing costs of $22,000. The Company has not retired the bonds repurchased.

Net Loss

The Company's net loss increased to $10.4 million during the three months ended March 31, 2000 from $9.7 million for the three months ended March 31, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $85.5 million, investments in property, plant and equipment of approximately $51.4 million and acquisitions of $24.6 million.

At March 31, 2000 the Company had cash and cash equivalents of $7.4 million and working capital of $8.1 million. The Company had $14.3 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials. (See Note 6 to the Unaudited Consolidated Financial Statements). In addition to the assets held on the balance sheet at March 31, 2000 the Company held repurchased notes payable with a face value of
48.4 million Deutsche Marks ($23.8 million) and a fair value at March 31, 2000 of $16.2 million.

On February 25, 2000 the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under those agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents ninety percent of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.

In April 2000 the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemption under Regulation S of the Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchaser was issued one warrant to purchase a share of Euronet common stock at a weighted average exercise price of $12.50, expiring in each case on the one year anniversary date of the subscription agreement.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2004. The leases bear interest between 8% and 12% per annum. As of March 31, 2000 the Company owed $10.1 million under such capital lease arrangements.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2000 are expected to be approximately $5.0 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities in 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integration of the Company's sales and customer service organizations. The Company believes that the net proceeds from the private placement of common shares described above and cash and cash equivalents will provide the Company with sufficient cash resources until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be able to achieve or sustain profitability or positive cash flows in any future period.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $7.4 million at March 31, 2000 from $15.0 million at December 31, 1999 is due primarily to the net effects of working capital movements, additional collateral requirements and operating losses for the three months ended March 31, 2000. In addition, the Company purchased a put option, discussed above for consideration of $1.2 million, and recorded net proceeds of $4.3 million from a private placement of the Company's stock as discussed in Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

Restricted Cash

Restricted cash increased to $14.3 million at March 31, 2000 from $10.9 million at December 31, 1999. The majority of restricted cash was held to cover guarantees for financial instruments. Restricted cash also represents funds held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network and as deposits with customs officials. The increase relates to an additional deposits with respect to guarantees for financial instruments.

Trade Accounts Receivable

Trade accounts receivable decreased to $7.3 million at March 31, 2000 from $7.9 million at December 31, 1999 due primarily to increased collections.

Property, Plant and Equipment

Net property, plant and equipment decreased to $34.7 million at March 31, 2000 from $36.7 million at December 31, 1999. This decrease is due primarily to current period depreciation.

Intangible Assets

Net intangible assets decreased to $15.4 million at March 31, 2000 from $16.3 million at December 31, 1999. This decrease is due primarily to the amortization of purchased intangibles acquired in the Arksys acquisition in 1998, and the SBK and Dash acquisitions in 1999.

Notes Payable

Notes payable decreased to $71.8 million at March 31, 2000 from $72.8 million at December 31, 1999. This is the result of several transactions as follows:

     Balance at December 31, 1999                     $72.8
     Unrealized foreign exchange gain (DEM vs. US$)    (3.2)
     Accretion of bond interest                         2.2
                                                      -----

     Balance at March 31, 2000                        $71.8

Total Stockholders' Deficit

Total stockholders' deficit increased to a deficit of $16.6 million at March 31, 2000 from $9.5 million at December 31, 1999. This is due to the net loss for the three months ended March 31, 2000 of $11.3 million, offset by $4.3 million received in the private placement described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements and an increase in the comprehensive loss of 133,000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Foreign Exchange Exposure

For the three months ended March 31, 2000 28% of the Company's revenues were generated in Poland and Hungary, as compared to 27% in 1999, 73% in 1998 and 99% in 1997. The first quarter 2000 and 1999 figures have been substantially reduced with the additional revenues from the Company's expanded ATM network in Germany. In Hungary the majority of revenues received are denominated in Hungarian forint and in Poland, the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian forint, and Polish zloty against the U.S. dollar, would have the combined effect of a $5.4 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Since issuing its Deutsche Mark denominated 12 3/8% senior discount notes (the "Senior Discount Notes") in June 1998, the Company has hedged exposure resulting from foreign currency fluctuations that could affect the U.S. Dollar equivalent of the amounts payable under such notes. On May 26, 1999, the Company entered into several foreign exchange option contracts governed by an ISDA Master Agreement with Merrill Lynch International Bank Limited ("ML") designed to protect the Company against fluctuations of the Euro against the U.S. Dollar. Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro has weakened against the dollar and falls below $1.0550 to the Euro (the "Floor Rate") the Company will be required to make a cash payment to ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro has strengthened against the U.S. Dollar and rises above $1.0835 to the Euro (the "Ceiling Rate") the Company will receive a cash payment from ML on May 31, 2000 in an amount that will depend on the Dollar/Euro exchange rate on such settlement date. The Euro fell to below the Floor Rate for the first time in November 1999 and has fluctuated both above and below such rate since that time. In the week of March 13, 2000, the Company entered into additional put option contracts to limit the cash impact of the original put option contracts sold on May 26, 1999, should the Euro close below $0.95 on May 26, 2000. As of March 31, 2000 the rate of the Euro was $0.96 and the amount of cash on deposit with ML as collateral for the Company's payment obligation under the foreign exchange option contracts was $7.4 million. As of May 12, 2000, the rate of the Euro was $0.92 and the amount of cash on deposit with ML as collateral was $7.9 million. The amount of the collateral on deposit corresponds approximately to the payment obligation that the Company would incur under such option contracts as of the contract date, which is May 26, 2000. If the Euro closes below $0.95 on May 26, 2000, the Company's payment obligation will be $7.9 million.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at March 31, 2000 was $65.1 million compared to a carrying value of $71.8 million. A 1% increase from prevailing interest rates at March 31, 2000 would result in a decrease in fair value of notes payable by approximately $3.4 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.



PART II.  OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES

         In April 2000 the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Regulation S of the Act. The weighted average purchase price of each share is $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at a weighted average exercise price of $12.50.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         At the Company's annual meeting on May 11, 2000, the shareholders of the Company's Common Stock, par value $0.02 per share voted to renew the terms of three directors, as follows:

         Director               Voted in Favor   Voted Against   Abstain
         -------                -------------    -------------   -------

         Thomas A. McDonnell     12,677,992            --         87,100
         Daniel R. Henry         12,485,792            --         58,500
         Steven J. Buckley       12,485,792            --         59,100

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2000                  By:  /s/ MICHAEL J. BROWN
                                   --------------------

                                    Michael J. Brown
                                    Chief Executive Officer

May 15, 2000                  By:  /s/ RICHARD P. HALKA
                                   --------------------

                                    Richard P. Halka
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
       -----------                   -----------------------

          27               Financial Data Schedule