Form 10-Q
period 2000-06-30
EURONET SERVICES INC
filed 2000-08-10
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                YES [X]  NO [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2000, the Company had 17,484,979 common shares outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                     EURONET SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. Dollars, except share and per share data)


ASSETS                                                                         June 30, 2000    Dec. 31, 1999
------                                                                         -------------    -------------
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                     $   5,040        $  15,037
   Restricted cash                                                                   6,453           10,929
   Investment securities                                                                --              750
   Trade accounts receivable, net of allowances for doubtful accounts of
        $322 at June 30, 2000 and $381 at December 31, 1999                          6,032            7,888
   Costs and estimated earnings in excess of billings on software
        installation contracts                                                         484              667
   Income taxes receivable                                                             767              818
   Prepaid expenses and other current assets                                         3,545            3,695
                                                                                 ---------        ---------
   Total current assets                                                             22,321           39,784

Property, plant, and equipment, net                                                 35,128           36,693
Intangible assets, net                                                              14,670           16,259
Deposits                                                                             1,597            1,355
Deferred income taxes                                                                  433              460
Other assets, net                                                                    2,195            2,293
                                                                                 ---------        ---------

Total assets                                                                     $  76,344        $  96,844
                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
   Trade accounts payable                                                        $   4,173        $   5,768
   Current installments of obligations under capital leases                          3,703            4,188
   Accrued expenses and other current liabilities                                    8,311           12,631
   Advance payments on contracts                                                     1,179            1,321
   Billings in excess of costs and estimated earnings on software
        installation contracts                                                       1,771            3,030
                                                                                 ---------        ---------
   Total current liabilities                                                        19,137           26,938

Obligations under capital leases, excluding current installments                     8,386            6,397
Notes payable                                                                       73,310           72,800
Other long-term liabilities                                                            101              202
                                                                                 ---------        ---------

Total liabilities                                                                  100,934          106,337
                                                                                 ---------        ---------

Stockholders' deficit:
   Common stock, $0.02 par value. Authorized 30,000,000 shares; issued and outstanding 16,579,597 shares at June 30, 2000 and 15,541,956 at
        December 31, 1999                                                              330              311
   Additional paid in capital                                                       74,040           66,969
   Treasury stock                                                                      (62)              (3)
   Employee loans for stock                                                           (671)            (794)
   Subscription receivable                                                             (71)             (50)
   Accumulated losses                                                              (96,045)         (74,260)
   Restricted reserve                                                                  788              784
   Accumulated other comprehensive loss                                             (2,899)          (2,450)
                                                                                 ---------        ---------
   Total stockholders' deficit                                                     (24,590)          (9,493)
                                                                                 ---------        ---------

Total liabilities and stockholders' deficit                                      $  76,344        $  96,844
                                                                                 =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         (In thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)

                                                           Six Months Ended June 30,      Three Months Ended June 30,
                                                           -------------------------      ---------------------------
                                                               2000           1999            2000           1999
                                                               ----           ----            ----           ----
Revenues:
   ATM network and related revenue                       $     17,211    $     11,330    $      8,951    $      5,928
   Software, maintenance and related revenue                    7,645           7,548           3,967           4,781
                                                         ------------    ------------    ------------    ------------

   Total revenues                                              24,856          18,878          12,918          10,709
                                                         ------------    ------------    ------------    ------------

Operating expenses:
   Direct operating costs                                      13,299          11,398           6,487           5,613
   Salaries and benefits                                       14,386          11,847           7,428           6,870
   Selling, general and administrative                          5,226           5,694           2,592           2,907
   Depreciation and amortization                                5,437           4,640           2,704           2,274
                                                         ------------    ------------    ------------    ------------

   Total operating expenses                                    38,348          33,579          19,211          17,664
                                                         ------------    ------------    ------------    ------------

Operating loss                                                (13,492)        (14,701)         (6,293)         (6,955)

Other (expense)/income:
   Interest income                                                739           1,001             408             544
   Interest expense                                            (5,043)         (5,232)         (2,503)         (2,400)
   Foreign exchange (loss)/gain, net                           (3,918)            727          (2,092)            445
                                                         ------------    ------------    ------------    ------------

   Total other expense                                         (8,222)         (3,504)         (4,187)         (1,411)
                                                         ------------    ------------    ------------    ------------

Loss before income taxes and extraordinary item               (21,714)        (18,205)        (10,480)         (8,366)

Income taxes                                                      (71)             --             (20)             --
                                                         ------------    ------------    ------------    ------------

Loss before extraordinary item                                (21,785)        (18,205)        (10,500)         (8,366)
Extraordinary gain on early retirement of debt, net of
    applicable income taxes                                        --           1,661              --           1,507
                                                         ------------    ------------    ------------    ------------

Net loss                                                 $    (21,785)   $    (16,544)   $    (10,500)   $     (6,859)

Other comprehensive (loss)/income:
  Translation adjustment                                         (449)         (1,043)           (316)          1,077
                                                         ------------    ------------    ------------    ------------

Comprehensive loss                                       $    (22,234)   $    (17,587)   $    (10,816)   $     (5,782)
                                                         ============    ============    ============    ============


Loss per share - basic and diluted:
   Loss before extraordinary item                        $      (1.37)   $      (1.20)   $      (0.64)   $      (0.55)
   Extraordinary gain on early retirement of debt                  --            0.11              --            0.10
                                                         ------------    ------------    ------------    ------------

   Net loss                                              $      (1.37)   $      (1.09)   $      (0.64)   $      (0.45)
                                                         ============    ============    ============    ============


Weighted average number of shares outstanding              15,947,745      15,213,453      16,528,883      15,213,453
                                                         ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                      Six months ended June 30,
                                                                                      -------------------------
                                                                                         2000           1999
                                                                                       --------       --------
Cash flows from operating activities:
 Net loss                                                                              $(21,785)      $(16,544)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           5,437          4,640
  Unrealized foreign exchange gains, net                                                 (3,597)        (9,903)
  Accretion of discount on notes                                                          4,492          4,821
  Gain on extinguishment of debt                                                              -         (1,741)
  Decrease in costs and estimated earnings in excess of billings
     on software installation contracts                                                     182            181
  Decrease in restricted cash                                                             5,437            675
  Decrease/(increase) in trade accounts receivable                                        1,856           (724)
  Decrease/(increase) in prepaid expenses and other current assets                          262           (425)
  Decrease in deposits on ATM leases                                                          -            797
  (Decrease)/increase in trade accounts payable                                          (1,271)           805
  Increase/(decrease) in income taxes payable                                                33         (1,805)
  (Decrease)/increase in billings in excess of costs and estimated earnings
     on software installation contracts                                                  (1,332)         1,147
  Decrease in accrued expenses and other current liabilities                             (4,676)          (651)
  Other                                                                                      65            200
                                                                                       --------       --------
 Net cash used in operating activities                                                  (14,897)       (18,527)
                                                                                       --------       --------

Cash flows from investing activities:
 Fixed asset purchases                                                                   (1,090)        (2,623)
 Acquisition of businesses                                                                    -         (7,204)
 Proceeds from sale of fixed assets                                                         221            152
 Purchase of investment securities                                                            -         (2,849)
 Proceeds from maturity of investment securities                                              -          2,795
 Net decrease in loan receivable                                                            (14)          (195)
                                                                                       --------       --------
 Net cash used in investing activities                                                     (883)        (9,924)
                                                                                       --------       --------

Cash flows from financing activities:
 Proceeds from issuance of shares and warrants                                            7,034              -
 Costs to obtain loans                                                                        -            (22)
 Repayment of loans to employees for purchase of common stock                               123              -
 Repurchase of notes payable                                                                  -         (2,870)
 Subscriptions receivable                                                                   (21)            50
 Repayment of obligations under capital leases                                           (2,259)        (2,876)
 Proceeds from/(repayment of) bank borrowings                                               612           (276)
                                                                                       --------       --------
 Net cash provided by/used in financing activities                                        5,489         (5,994)

Effects of exchange rate differences on cash                                                294            115
                                                                                       --------       --------

Net decrease in cash and cash equivalents                                                (9,997)       (34,330)
Cash and cash equivalents at beginning of period                                         15,037         55,614
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $  5,040       $ 21,284
                                                                                       ========       ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 AND 1999

NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2000, the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1999, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $13.5 million and negative cash flows from operations of $14.9 million for the six months ended June 30, 2000, primarily due to the significant costs associated with the expansion of its ATM network, investment in delivery, support, research and development in its software subsidiary which was acquired in December 1998, and settlement of currency option contracts (which constituted $5.9 million of the total $14.9 million -- see Note 6). Based on the Company's current business plan and financial projections, the Company expects to continue reducing operating losses and net cash used in operating activities during the remainder of 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integration of ATM and software sales and customer service organizations.

The Company believes that $6.1 million in net proceeds from a private placement of common shares in July 2000 (see Note 8) and cash and cash equivalents at June 30, 2000 will provide the Company with sufficient cash resources until it achieves positive cash flow. In addition, the Company entered into an unsecured revolving credit agreement (see Note 7) which provides a facility of up to $4.0 million, and the Company held repurchased notes payable with a face value of
48.4 million Deutsche Marks ($23.8 million) and a fair value at June 30, 2000 of $14.5 million. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other ATM services to banks, retail and financial institutions (the "ATM Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior period segment information has been restated to conform to the current period's presentation.

As the ATM Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into subsegments. Accordingly, beginning in January 2000, the Company divided the ATM Services Segment into three subsegments: "Central European ATM Operations" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European ATM Operations" (including Germany, France, and the United Kingdom) and "Other ATM Operations" (including the United States and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting. The Company is unable to present ATM Services Segment assets by subsegment as of June 30, 1999. Prior to January 1, 2000, certain assets that were used to provide support services to the Company as a whole were included in the assets in the balance sheet of the Company's wholly owned Hungarian subsidiary, Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"). In order to segregate corporate assets from those of the Hungarian operations, these assets were transferred as of December 31, 1999, from Bank Tech to an existing Hungarian shell company, Euronet Adminisztracios Szolgaltato Kft. ("Euronet Corporate Services"), formerly known as SatComNet. Those assets are now shown under the Other ATM Operations Subsegment.

The following tables present the segment results of the Company's operations for the three-month and six-month periods ended June 30, 2000 and June 30, 1999.

(Unaudited)
(In thousands)                                      ATM Services
                                       -------------------------------------
For the Three months ended             Central     Western    Other     ATM     Software     Corporate
June 30, 2000                          Europe      Europe     ATM      Total    Solutions    Services      Total
                                       ------      ------     ---      -----    ---------    --------      -----
Total revenues                        $ 4,587     $ 3,942   $  422   $  8,951   $   4,012    $      -    $ 12,963
Total operating expenses               (5,495)     (4,584)    (506)   (10,585)     (6,483)     (2,188)    (19,256)
Operating loss                           (908)       (642)     (84)    (1,634)     (2,471)     (2,188)     (6,293)
Interest income                           153          59       14        226          56         126         408
Interest expense                         (220)        (40)      (3)      (263)          -      (2,240)     (2,503)
Foreign exchange gain/(loss), net        (418)       (268)    (227)      (913)         (1)     (1,178)     (2,092)
Net loss before income taxes          $(1,393)    $  (891)  $ (300)  $ (2,584)  $  (2,416)  $  (5,480)  $ (10,480)

Segment assets                        $31,710     $18,323   $3,098   $ 53,131   $  16,858   $   6,355   $  76,344
Fixed assets                           19,600      12,734    1,650     33,984       1,017         127      35,128
Depreciation and amortization             976         754      296      2,026         630          48       2,704


(Unaudited)
(In thousands)                                          ATM Services
                                       --------------------------------------------
For the Three months ended             Central      Western       Other        ATM      Software      Corporate
June 30, 1999                          Europe       Europe         ATM        Total     Solutions     Services       Total
                                       ------       ------         ---        -----     ---------     --------       -----
Total revenues                      $   3,057    $   2,871    $      --    $   5,928    $   4,826    $      --    $  10,754
Total operating expenses               (5,199)      (4,140)        (623)      (9,962)      (5,847)      (1,900)     (17,709)
Operating loss                         (2,142)      (1,269)        (623)      (4,034)      (1,021)      (1,900)      (6,955)
Interest income                            86            3            4           93           19          432          544
Interest expense                         (267)         (25)         (11)        (303)          --       (2,097)      (2,400)
Foreign exchange gain/(loss), net         (81)         (17)          (1)         (99)           2          542          445
Net loss before income taxes        $  (2,404)   $  (1,308)   $    (631)   $  (4,343)   $  (1,000)   $  (1,516)   $  (6,859)

Segment assets                            n/a          n/a          n/a    $  56,140    $  18,384    $  27,795    $ 102,319
Fixed assets                              n/a          n/a          n/a       33,729          891          159       34,780
Depreciation and amortization             n/a          n/a          n/a        1,692          544           38        2,274


(Unaudited)
(In thousands)                                         ATM Services
                                       --------------------------------------------
For the Six months ended               Central      Western       Other        ATM      Software      Corporate
June 30, 2000                          Europe       Europe         ATM        Total     Solutions     Services       Total
                                       ------       ------         ---        -----     ---------     --------       -----
Total revenues                      $   8,582    $   7,698    $     931    $  17,211    $   7,735    $      --    $  24,946
Total operating expenses              (10,722)      (9,825)      (1,125)     (21,672)     (12,735)      (4,031)     (38,438)
Operating loss                         (2,140)      (2,127)        (194)      (4,461)      (5,000)      (4,031)     (13,492)
Interest income                           235           65           32          332           96          311          739
Interest expense                         (459)         (79)          (6)        (544)          --       (4,499)      (5,043)
Foreign exchange gain/(loss), net        (786)        (325)        (409)      (1,520)          --       (2,398)      (3,918)
Net loss before income taxes        $  (3,150)   $  (2,466)   $    (577)   $  (6,193)   $  (4,904)   $ (10,617)   $ (21,714)

Segment assets                      $  31,710    $  18,323    $   3,098    $  53,131    $  16,858    $   6,355    $  76,344
Fixed assets                           19,600       12,734        1,650       33,984        1,017          127       35,128
Depreciation and amortization           1,941        1,495          614        4,050        1,265          122        5,437


(Unaudited)
(In thousands)                                         ATM Services
                                       --------------------------------------------
For the Six months ended               Central      Western       Other        ATM      Software      Corporate
June 30, 1999                          Europe       Europe         ATM        Total     Solutions     Services       Total
                                       ------       ------         ---        -----     ---------     --------       -----
Total revenues                      $   5,622    $   5,708    $      --    $  11,330    $   7,638    $      --    $  18,968
Total operating expenses              (10,504)      (8,254)        (769)     (19,527)     (10,710)      (3,432)     (33,669)
Operating loss                         (4,882)      (2,546)        (769)      (8,197)      (3,072)      (3,432)     (14,701)
Interest income                           137            3            4          144           44          813        1,001
Interest expense                         (540)         (51)         (26)        (617)          --       (4,615)      (5,232)
Foreign exchange gain/(loss), net         (34)         (15)          (1)         (50)           2          775          727
Net loss before income taxes        $  (5,319)   $  (2,609)   $    (792)   $  (8,720)   $  (3,026)   $  (4,798)   $ (16,544)

Segment assets                            n/a          n/a          n/a    $  56,140    $  18,384    $  27,795    $ 102,319
Fixed assets                              n/a          n/a          n/a       33,729          891          159       34,780
Depreciation and amortization             n/a          n/a          n/a        3,451        1,128           61        4,640

The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                             For the Three months ended             For the Six months ended
                                           June 30, 2000     June 30, 1999       June 30, 2000     June 30, 1999
                                         ---------------    ---------------    ---------------    ---------------
                                                   (in thousands)                        (in thousands)
Revenues:
Total revenues for reportable segments   $        12,963    $        10,754    $        24,946    $        18,968
Elimination of inter segment revenues                (45)               (45)               (90)               (90)
                                         ---------------    ---------------    ---------------    ---------------

Total consolidated revenues              $        12,918    $        10,709    $        24,856    $        18,878
                                         ===============    ===============    ===============    ===============


Total revenues for the six months ended June 30, 2000 and June 30, 1999 and long-lived assets as of June 30, 2000 and June 30, 1999 for the Company analyzed by geographical location is as follows:
                                 Total Revenues    Long-lived Assets
                                 --------------    -----------------
                               June 30,  June 30,  June 30,  June 30,
                                 2000      1999      2000      1999
                                 ----      ----      ----      ----
       United States           $ 8,667   $ 7,638   $13,555   $12,733
       Germany                   4,907     5,520     8,060    10,225
       Poland                    4,197     2,458     9,786     9,371
       Hungary                   3,147     2,726     9,907    10,701
       Other                     4,028       626     8,490     6,529
                               -------   -------   -------   -------

       Total                   $24,946   $18,968   $49,798   $49,559
                               =======   =======   =======   =======

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

NOTE 5 - PRIVATE PLACEMENT OF COMMON SHARES

In April 2000 the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant the exemption provided in Regulation S of the Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at a weighted average exercise price of $12.50.

On February 25, 2000 the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents 90% of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.

NOTE 6 - FORWARD FOREIGN EXCHANGE CONTRACTS

On May 26, 1999, the Company entered into foreign currency call options with Merrill Lynch to purchase Euro 79.3 million for $85.9 million and foreign currency put options to sell $83.6 million for Euro 79.3 million on May 26, 2000 (the "Settlement Date"). Under such contracts, the Company would be required to make a cash payment to Merrill Lynch on May 31, 2000, should the Euro weaken against the US Dollar and fall below $1.055 (the "Floor Rate") on the Settlement Date. At the same time, should the Euro strengthen against the U.S. dollar and rise above $1.0835 to the Euro (the "Ceiling Rate") the Company would receive a cash payment from Merrill Lynch depending upon the Euro/Dollar exchange rate on such Settlement Date.

In the week of March 13, 2000, the Company entered into put options with Merrill Lynch to sell Euro 79.0 million for $75.1 million on May 26, 2000. The contracts were purchased to limit the Company's exposure on the call option described above against a fall of the Euro below $0.95.

The Company was required to cash collateralize the net fair value of such options contracts measured on a mark-to-market basis, and on May 26, 2000, the Company had on deposit $8.3 million with Merrill Lynch.

On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. Of the total amount, $1.9 million was recorded in the three-month period ended June 30, 2000 and $6.2 million was recorded in the six-month period ended June 30, 2000. Of the total amount, $0 was recorded in the three month period ended June 30, 1999 and $0 in the six month period ended June 30, 1999. At June 30, 2000, the Company had not entered into any further option contracts.

NOTE 7 - CREDIT FACILITY

On June 30, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement"). The Agreement provides a facility of up to $4.0 million from three shareholders of the Company as follows: DST Systems Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility may be drawn upon until December 28, 2000, and repayment of any draws are due June 30, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. In addition, the facility has a fee of 100,000 warrants issued pro-rata to the lenders with a warrant strike price at 90% of the average price of the Company's shares, as quoted on the NASDAQ SmallCap market, for 10 trading days prior to the warrant issue date. Additional warrants are issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

NOTE 8 - SUBSEQUENT EVENT

On July 13, 2000 the Company entered into a subscription agreement for the sale of 870,946 new common shares of the Company. This agreement was signed with a single accredited investor in a transaction exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Closing with respect to such sale took place on July 14, 2000. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

NOTE 9 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 2000 unaudited consolidated financial statements presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other ATM services to banks and financial institutions (the "ATM Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). In addition, the Company's management divides the ATM Services Segment into three sub-segments: "Central European ATM Operations" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European ATM Operations" (including Germany, France and the United Kingdom) and "Other ATM Operations" (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, ("Corporate Services"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior period segment information has been restated to conform to the current period's presentation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
1999

The Company's total revenues increased to $12.9 million for the three months ended June 30, 2000 from $10.7 million for the three months ended June 30, 1999. The increase in revenues from 1999 to 2000 is primarily due to two factors: (1) a $3.0 million increase in total ATM Services Segment revenues; and (2) a $800,000 decrease in Software Solutions Segment revenues. Revenues for the three months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $19.2 million for the three months ended June 30, 2000 from $17.7 million for the three months ended June 30, 1999. The increase from 1999 to 2000 can be broken down by segment as follows: (1) a $600,000 increase in ATM Services Segment operating costs, (2) a $600,000 increase in Software Solutions Segment operating costs, and (3) a $300,000 increase in Corporate Services Segment operating costs. Operating expenses for the three months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $6.3 million for the three months ended June 30, 2000 compared to an operating loss of $7.0 million for the three months ended June 30, 1999. The decreased operating loss from 1999 to 2000 is due to the net effect of three factors: (1) a $2.4 million decrease in operating losses from the Company's ATM Services Segment; (2) a $1.4 increase in operating losses from the Company's Software Solutions Segment; and (3) a $300,000 increase in operating losses from the Company's Corporate Services Segment. Operating losses resulting from segment operations for the three months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations section below.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's total revenues increased to $24.9 million for the six months ended June 30, 2000 from $18.9 million for the six months ended June 30, 1999. The increase in revenues from 1999 to 2000 is primarily due to two factors: (1) a $5.9 million increase in total ATM Services Segment revenues; and (2) a $100,000 increase in Software

Solutions Segment revenues. Revenues for the six months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $38.3 million for the six months ended June 30, 2000 from $33.6 million for the six months ended June 30, 1999. The increase from 1999 to 2000 can be broken down by segment as follows: (1) a $2.1 million increase in ATM Services Segment operating costs, (2) a $2.0 million increase in Software Solutions Segment operating costs, and (3) a $600,000 increase in Corporate Services Segment operating costs. Operating expenses for the six months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $13.5 million for the six months ended June 30, 2000 compared to an operating loss of $14.7 million for the six months ended June 30, 1999. The decreased operating loss from 1999 to 2000 is due to the net effect of three factors: (1) a $3.8 million decrease in operating losses from the Company's ATM Services Segment; (2) a $2.0 million increase in operating losses from the Company's Software Solutions Segment; and (3) a $600,000 increase in operating losses from the Company's Corporate Services Segment. Operating losses resulting from segment operations for the six months ended June 30, 2000 and 1999 are discussed more fully in the Segment Results of Operations section below.

SEGMENT RESULTS OF OPERATIONS

(Unaudited)
(In thousands)                            Revenues          Operating Loss
                                          --------          --------------
Three months ended June 30,            2000       1999      2000       1999
---------------------------          -------    -------   --------   --------
ATM Services:
  Central European ATM Operations    $ 4,587    $ 3,057   $   (908)   $ (2,142)
  Western European ATM Operations      3,942      2,871       (642)     (1,269)
  Other ATM Operations                   422          -        (84)       (623)
                                     -------    -------   --------    --------
  Total ATM Services                   8,951      5,928     (1,634)     (4,034)
Software Solutions                     4,012      4,826     (2,471)     (1,021)
Corporate Services                         -          -     (2,188)     (1,900)
Inter segment eliminations               (45)       (45)         -           -
                                     -------    -------   --------    --------

Total                                $12,918    $10,709   $ (6,293)   $ (6,955)
                                     =======    =======   ========    ========

(Unaudited)
(In thousands)                            Revenues              Operating Loss
                                          --------              --------------
Six months ended June 30,              2000       1999      2000        1999
-------------------------            -------    -------   --------    --------
ATM Services:
  Central European ATM Operations    $ 8,582    $ 5,622   $ (2,140)   $ (4,882)
  Western European ATM Operations      7,698      5,708     (2,127)     (2,546)
  Other ATM Operations                   931          -       (194)       (769)
                                     -------    -------   --------    --------
  Total ATM Services                  17,211     11,330     (4,461)     (8,197)
Software Solutions                     7,735      7,638     (5,000)     (3,072)
Corporate Services                         -          -     (4,031)     (3,432)
Inter segment eliminations               (90)       (90)         -           -
                                     -------    -------   --------    --------

Total                                $24,856    $18,878   $(13,492)   $(14,701)
                                     =======    =======   ========    ========


COMPARISON OF OPERATING RESULTS THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

ATM SERVICES SEGMENT

Revenues

Total segment revenues increased by $3.0 million or 51% to $8.9 million for the three months ended June 30, 2000 from $5.9 million for the three months ended June 30, 1999, and by $5.9 million or 52% to $17.2 million for the six months ended June 30, 2000 from $11.3 million for the six months ended June 30, 1999. The increase in revenues is due primarily to the significant increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods.

Revenues for the Central European Subsegment totaled $4.6 million for the three months ended June 30, 2000 as compared to $3.1 million for the three months ended June 30, 1999 and $8.6 million for the six months ended June 30, 2000 as compared to $5.6 million for the six months ended June 30, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,171 at June 30, 1999 to 1,342 at June 30, 2000, and increased transaction volumes. Revenues for the Western European Subsegment totaled $3.9 million for the three months ended June 30, 2000 as compared to $2.9 million for the three months ended June 30, 1999 and $7.7 million for the six months ended June 30, 2000 as compared to $5.7 million for the six months ended June 30, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 473 at June 30, 1999 to 719 at June 30, 2000, and increased transaction volumes. Revenues for the Other ATM Operations Subsegment were $400,000 for the three months ended March 3, 2000 as compared to $0 for the three months ended June 30, 1999 and $900,000 for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999. The revenues from this segment are the result of the acquisition of the Dash Network located in the United States in August 1999.

In total, the Company had 1,644 ATMs installed as of June 30, 1999, and processed 6.9 million transactions for the three months ended June 30, 1999 and
12.8 million transactions for the six months ended June 30, 1999. As of June 30, 2000, the Company's ATM network increased by 874 ATMs, or 53%, to a total of 2,518 ATMs, of which 73% are owned by the Company and 27% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 12.9 million transactions for the three months ended June 30, 2000, an increase of 6.0 million transactions, or 87%, over the three months ended June 30, 1999. The Company processed 23.9 million transactions for the six months ended June 30, 2000, an increase of 11.1 million transactions, or 87%, over the six months ended June 30, 1999.

Of total segment revenue, approximately 84% is attributable to those ATMs owned by the Company for the three months ended June 30, 2000 and 97% for the three months ended June 30, 1999. Of total transactions processed, approximately 77% is attributable to those ATMs owned by the Company for the three months ended June 30, 2000 and 87% for the three months ended June 30, 1999. In addition, of total segment revenue approximately 86% is attributable to those ATMs owned by the Company for the six months ended June 30, 2000 and 97% for the six months ended June 30, 1999. Of total transactions processed, approximately 76% is attributable to those ATMs owned by the Company for the six months ended June 30, 2000 and 86% for the six months ended June 30, 1999. The Company believes the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is an extremely positive development and will provide higher marginal returns on investments.

Operating Expenses

Total segment operating expenses increased to $10.6 million for the three months ended June 30, 2000 from $10.0 million for the three months ended June 30, 1999 and to $21.7 million for the six months ended June 30, 2000 from $19.5 million for the six months ended June 30, 1999. The increases are due primarily to costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods.

Direct operating costs in the ATM Services Segment consist primarily of: ATM installation costs, ATM site rental costs, costs associated with maintaining ATMs, ATM telecommunication costs, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $6.3 million for the three months ended June 30, 2000 from $5.4 million for the three months ended June 30, 1999 and to $13.0 million for the six months ended June 30, 2000 from $11.0 million for the six months ended June 30, 1999. In addition, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $900,000 for the three months ended June 30, 2000 and $700,000 for the three months ended June 30, 1999 and $1.7 million for the six months ended June 30, 2000 and $1.4 million for the six months ended June 30, 1999. The components of direct operating costs for the three months ended June 30, 2000 and 1999 were:

(Unaudited)                                               Three months ended June 30,        Six months ended June 30,
(in thousands)                                             2000               1999             2000              1999
                                                          ------             ------          -------           -------
ATM communication                                         $1,060             $1,007           $2,087            $2,039
ATM cash filling and interest on network cash              1,781              1,215            3,670             2,837
ATM maintenance                                              907                768            1,933             1,384
ATM site rental                                              545                634            1,108             1,325
ATM installation                                             315                284              497               328
Transaction processing and ATM monitoring                  1,199                979            2,534             1,917
Other                                                        495                521            1,179             1,186
                                                          ------             ------          -------           -------

Total direct operating expenses                           $6,302             $5,408          $13,008           $11,016
                                                          ======             ======          =======           =======

Segment salaries and benefits decreased to $1.9 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999 and increased to $3.7 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. The largely flat year-on-year expenses reflect the Company's efforts to control costs, and indicate the Company's current staffing in both Central and Western Europe are sufficient to maintain current operational activities.

Selling, general and administrative costs allocated to the ATM Services Segment decreased to $400,000 for the three months ended June 30, 2000 from $700,000 for the three months ended June 30, 1999 and to $900,000 for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 1999. The cost decreases for the three months and six months ended June 30, 2000, result largely from increases in the allocation of costs from the Budapest processing center to the direct operating costs of the ATM network, due to an increase in the number of ATMs operated by the Company, as discussed above.

Depreciation and amortization increased to $2.0 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999 and to $4.0 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. The increases are due primarily to the increase in the number of owned ATMs as discussed previously.

Operating Loss

The total ATM Services Segment operating loss decreased to $1.6 million for three months ended June 30, 2000 from $4.0 million for the three months ended June 30, 1999 and to $4.5 million for the six months ended June 30, 2000 from $8.2 million for the six months ended June 30, 1999, as a result of the factors discussed above. The Central European ATM Operations Subsegment operating loss decreased to $900,000 for the three months ended June 30, 2000 compared to $2.1 million for the three months ended June 30, 1999 and to $2.1 million for the six months ended June 30, 2000 from $4.9 million for the six months ended June 30, 1999, as a result of the factors discussed above. The Western European ATM Operations Subsegment operating loss decreased to $600,000 for three months ended June 30, 2000 compared to $1.3 million for the three months ended June 30, 1999 and to $2.1 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999, as a result of the factors discussed above. The Other ATM Operations Subsegment operating loss decreased to $100,000 for three months ended June 30, 2000 compared to $600,000 for the three months ended June 30, 1999 and to $200,000 for the six months ended June 30, 2000 from $800,000 for the six months ended June 30, 1999, as a result of the factors discussed above.

ARKSYS SOFTWARE SOLUTIONS SEGMENT

Revenues

Total segment revenues decreased by $800,000 or 17% to $4.0 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999, and increased by $100,000 or 1% to $7.7 million for the six months ended June 30, 2000 from $7.6 million for the six months ended June 30, 1999. This is due to a concerted effort in the second quarter of 1999 to improve delivery and reduce the sales backlog. As revenue is recognized on a percentage of completion basis, this resulted in a high level of revenue being recognized in the second quarter of 1999. In 2000, sales bookings were adversely affected by Y2K in the first quarter, which resulted in low recognized revenue in the second quarter. The sales bookings from the second quarter 2000 will be recognized over subsequent quarters as the majority of sales bookings occurred late in the second quarter.

Software Solutions Segment revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale or brokerage of computer products and are reported net of cost of sales. The table below shows the components of segment revenues for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999:

(Unaudited)
                                                 Three months ended June 30,         Six months ended June 30,
                                                 ---------------------------         -------------------------
(in thousands)                                       2000            1999              2000              1999
                                                     ----            ----              ----              ----
Software license fees                              $1,289          $  920            $1,980            $1,170
Professional service fees                           1,630           2,648             2,943             4,198
Maintenance fees                                    1,000           1,250             2,546             2,287
Hardware sales                                         93               8               266               (17)
                                                   ------          ------            ------            ------

Total segment revenues                             $4,012          $4,826            $7,735            $7,638
                                                   ======          ======            ======            ======

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At June 30, 2000 the revenue backlog was $3.4 million compared to $3.7 million at June 30, 1999. The decrease in backlog can be attributed to the Company's efforts towards improving delivery, balanced with increasing software sales. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth.

There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within a one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. Total segment operating expenses increased to $6.5 million for the three months ended June 30, 2000 from $5.8 million for the three months ended June 30, 1999 and $12.7 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999.

The Company has made planned increases in staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits, which has contributed to the net losses of the Software Solutions Segment for the three-month and six-month periods ended June 30, 2000 and 1999.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed increased to $1.8 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999 and to $3.3 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999.

Operating Loss

The Software Solutions Segment operating loss increased to $2.5 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999 and to $5.0 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999, as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment increased to $2.2 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999 and to $4.0 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reasons for these increased expenditures.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $400,000 for the three months ended June 30, 2000 from $500,000 for the three months ended June 30, 1999 and $700,000 for the six months ended June 30, 2000 from $1.0 million for the six months ended June 30, 1999. The decrease is the result of the decrease in investment securities and cash.

Interest Expense

Interest expense increased to $2.5 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999 and decreased to $5.0 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999. The decrease for the six months ended June 30, 2000 is the result of the Company's bond repurchases in 1999 and a reduction in the U.S. dollar equivalent of interest on foreign currency debt due to devaluation of the respective foreign currencies.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange loss of $2.1 million for the three months ended June 30, 2000, compared to a net foreign exchange gain of $400,000 for the three months ended June 30, 1999 and a net foreign exchange loss of $3.9 million for the six months ended June 30, 2000 compared to a net foreign exchange gain of $700,000 for the six months ended June 30, 1999. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities gives rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

From the time of issuance of its Deutsche Mark (Euro) denominated 12 3/8% senior discount notes (the "Senior Discount Notes") in June 1998 until May 31, 2000, the Company hedged its exposure resulting from foreign currency fluctuations that could affect the U.S. Dollar equivalent of the amounts payable under such notes. On May 26, 1999, the Company entered into several foreign exchange option contracts governed by an ISDA Master Agreement with Merrill Lynch International Bank Limited ("ML"). Under such contracts, if as of May 26, 2000 (the settlement date under such contracts), the Euro weakened against the dollar and fell below $1.0550 to the Euro (the "Floor Rate") the Company would be required to make a cash payment to ML on May 31, 2000 in an amount that depended on the Dollar/Euro exchange rate on such settlement date. At the same time, if the Euro strengthened against the U.S. Dollar and rose above $1.0835 to the Euro (the "Ceiling Rate") the Company would have received a cash payment from ML on May 31, 2000 in an amount that depended on the Dollar/Euro exchange rate on the settlement date. In the week of March 13, 2000, the Company entered into additional put option contracts to limit the cash impact of the original put option contracts sold on May 26, 1999, should the Euro close below $0.95 on May 26, 2000.

On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. Of the total amount, $1.9 million was recorded in the three-month period ended June 30, 2000 and $6.2 million was recorded in the six-month period ended
June 30, 2000. Of the total amount, $0 was recorded in the three month period ended June 30, 1999 and $0 in the six month period ended June 30, 1999. At June 30, 2000, the Company had not entered into any further option contracts.

Extraordinary Gain

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

The two transactions above result in a combined extraordinary gain of $1.7 million for the six months ended June 30, 1999. There were no extraordinary gains or losses for the six months ended June 30, 2000. The Company has not retired the bonds repurchased.

Net Loss

The Company's net loss increased to $10.5 million during the three months ended June 30, 2000 from $6.9 million for the three months ended June 30, 1999 and $21.8 for the six months ended June 30, 2000 from $16.5 for the six months ended June 30, 1999, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses since inception of approximately $96.0 million, investments in property, plant and equipment of approximately $52.9 million and acquisitions of $24.6 million.

On February 25, 2000 the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under those agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration under the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents ninety percent of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.

In April 2000 the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the exemption provided in Regulation S of the Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchaser was issued one warrant to purchase a share of Euronet common stock at a weighted average exercise price of $12.50, expiring in each case on the one year anniversary date of the subscription agreement.

On July 13, 2000 the Company entered into a subscription agreement for the sale of 870,946 new common shares of the Company. This agreement was signed with a single accredited investor in a transaction exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Closing with respect to such sale took place on July 14, 2000. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 1999 and 2004. The leases bear interest between 8% and 12% per annum. As of June 30, 2000 the Company owed $12.1 million under such capital lease arrangements.

At June 30, 2000 the Company had cash and cash equivalents of $5.0 million and working capital of $3.1 million. The Company had $6.5 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network and as deposits with customs officials. In addition to the assets held on the balance sheet at June 30, 2000 the Company held repurchased notes payable with a face value of 48.4 million Deutsche Marks ($23.8 million) and a fair value at June 30, 2000 of $14.5 million.

Furthermore, on June 30, 2000 the Company entered into an unsecured revolving credit agreement (the "Agreement"). The Agreement provides a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility may be drawn upon until September 30, 2000, and repayment of any draws are due June 30, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. In addition, the facility has a fee of 100,000 warrants issued pro-rata to the lenders with a warrant strike price at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. Additional warrants are issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2000 are expected to be approximately $3.3 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities for the remainder of 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects increased revenues resulting from sales of new products and services to the existing and expanded customer base resulting from the continued integration of the Company's sales and customer service organizations. The Company believes that the net proceeds from the private placements of common shares described above and cash and cash equivalents will provide the Company with sufficient cash resources until it achieves positive cash flow from operations. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $5.0 million at June 30, 2000 from $15.0 million at December 31, 1999 is due primarily to the net effects of working capital movements, additional collateral requirements and operating losses for the six months ended June 30, 2000. In addition, the Company recorded net proceeds of $7.0 million from a private placement of the Company's stock as discussed in Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

Restricted Cash

Restricted cash decreased to $6.5 million at June 30, 2000 from $10.9 million at December 31, 1999. The majority of restricted cash was held to cover guarantees for financial instruments. Restricted cash also represents funds held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network and as deposits with customs officials. The decrease resulted primarily from the settlement of the Merrill Lynch option contracts using restricted cash as discussed above.

Trade Accounts Receivable

Trade accounts receivable decreased to $6.0 million at June 30, 2000 from $7.9 million at December 31, 1999 due primarily to increased collections.

Property, Plant and Equipment

Net property, plant and equipment decreased to $35.1 million at June 30, 2000 from $36.7 million at December 31, 1999. This decrease is due primarily to recognizing fixed asset depreciation in excess of fixed asset additions.

Intangible Assets

Net intangible assets decreased to $14.7 million at June 30, 2000 from $16.3 million at December 31, 1999. This decrease is due primarily to the amortization of purchased intangibles acquired in the Arksys acquisition in 1998, and the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $19.1 million at June 30, 2000 from $26.9 million at December 31, 1999. This decrease is due primarily to decreases in accrued expenses, billings in excess of costs and estimated earnings on software installation costs and settlement of the Merrill Lynch option contracts.

Notes Payable

Notes payable increased to $73.3 million at June 30, 2000 from $72.8 million at December 31, 1999. This is the result of several transactions as follows:


    Balance at December 31, 1999                           $72.8
    Unrealized foreign exchange gain (DEM vs. USD)          (3.9)
    Accretion of bond interest                               4.4
                                                           -----
    Balance at June 30, 2000                               $73.3

Capital Leases

Total capital lease obligations including current installments increased to $12.1 million at June 30, 2000 from $10.6 million at December 31, 1999. This increase is due to additional capital leases resulting from the Company's purchase of Budapest Bank's ATM network, consisting of 147 ATMs on May 1, 2000.

Total Stockholders' Deficit

Total stockholders' deficit increased to a deficit of $24.6 million at June 30, 2000 from $9.5 million at December 31, 1999. This is due to the net loss for the six months ended June 30, 2000 of $21.8 million, offset by $7.0 million received in the private placement described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements and an increase in the accumulated comprehensive loss of $400,000.

Impact of New Accounting Pronouncements Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by FASB Statement No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Foreign Exchange Exposure

For the six months ended June 30, 2000 30% of the Company's revenues were generated in Poland and Hungary, as compared to 27% in 1999, 73% in 1998 and 99% in 1997. The first half 2000 and 1999 figures have been substantially reduced with the additional revenues from the Company's expanded ATM network in Germany, the UK and the US. In Hungary the majority of revenues received are denominated in Hungarian forint and in Poland, the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian forint, and Polish zloty against the U.S. dollar, would have the combined effect of a $6.5 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at June 30, 2000 was $55.9 million compared to a carrying value of $73.3 million. A 1% increase from prevailing interest rates at June 30, 2000 would result in a decrease in fair value of notes payable by approximately $2.9 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.


PART II.  OTHER INFORMATION
----------------------------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          On July 13, 2000 the Company entered into a subscription agreement for the sale of 870,946 new common shares of the Company. This agreement was signed with a single accredited investor in a transaction exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Closing with respect to such sale took place on July 14, 2000. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from this private placement was $6.1 million.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

          At the Company's annual meeting on May 11, 2000, the shareholders of the Company's Common Stock, par value $0.02 per share voted to renew the terms of three directors, as follows:

             Director              Voted in Favor  Voted Against  Abstain
             --------              --------------  -------------  -------
             Thomas A. McDonnell       12,677,992              -   87,100
             Daniel R. Henry           12,485,792              -   58,500
             Steven J. Buckley         12,485,792              -   59,100


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 10, 2000            By:  /s/ MICHAEL J. BROWN
                                ------------------------
                                    Michael J. Brown
                                Chief Executive Officer



August 10, 2000            By:  /s/ RICHARD P. HALKA
                                ------------------------
                                    Richard P. Halka
                                Chief Financial Officer
                                (Principal Financial and
                                   Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT NO.                DESCRIPTION OF DOCUMENT
      -----------                -----------------------

        27                 Financial Data Schedule