Form 10-Q
period 2000-09-30
EURONET SERVICES INC
filed 2000-11-13
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                YES [X]  NO [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2000, the Company had 17,787,824 common shares outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                    EURONET SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

ASSETS                                                                      Sept. 30, 2000   Dec. 31, 1999
------                                                                      ---------------  --------------
 Current assets:
 Cash and cash equivalents                                                       $  11,239        $ 15,037
 Restricted cash                                                                     2,069          10,929
 Investment securities                                                                  --             750
 Trade accounts receivable, net of allowances for doubtful accounts of
   $332 at September 30, 2000 and $381 at December 31, 1999                          8,191           7,888
 Costs and estimated earnings in excess of billings on software
   installation contracts                                                              914             667
 Income taxes receivable                                                                --             818
 Prepaid expenses and other current assets                                           3,504           3,695
                                                                                 ---------        --------

 Total current assets                                                               25,917          39,784

Property, plant, and equipment, net                                                 30,725          36,693
Intangible assets, net                                                               2,594          16,259
Deposits                                                                             1,616           1,355
Deferred income taxes                                                                  404             460
Other assets, net                                                                    2,133           2,293
                                                                                 ---------        --------

Total assets                                                                     $  63,389        $ 96,844
                                                                                 =========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
 Trade accounts payable                                                          $   4,033        $  5,768
 Current installments of obligations under capital leases                            3,574           4,188
 Accrued expenses and other current liabilities                                      6,622          12,631
 Advance payments on contracts                                                       1,384           1,321
 Billings in excess of costs and estimated earnings on software
   installation contracts                                                            2,382           3,030
                                                                                 ---------        --------

 Total current liabilities                                                          17,995          26,938

Obligations under capital leases, excluding current installments                     9,110           6,397
Notes payable                                                                       69,911          72,800
Other long-term liabilities                                                              3             202
                                                                                 ---------        --------

Total liabilities                                                                   97,019         106,337
                                                                                 ---------        --------

Stockholders' deficit:
 Common stock, $0.02 par value. Authorized 30,000,000 shares; issued and outstanding 17,780,624 shares at September 30, 2000 and 15,541,956 at
   December 31, 1999                                                                   353             311
 Additional paid in capital                                                         80,777          66,969
 Treasury stock                                                                        (33)             (3)
 Employee loans for stock purchases                                                   (672)           (794)
 Subscription receivable                                                               (50)            (50)
 Accumulated losses                                                               (111,823)        (74,260)
 Restricted reserve                                                                    782             784
 Accumulated other comprehensive loss                                               (2,964)         (2,450)
                                                                                 ---------        --------

 Total stockholders' deficit                                                       (33,630)         (9,493)
                                                                                 ---------        --------

Total liabilities and stockholders' deficit                                      $  63,389        $ 96,844
                                                                                 =========        ========

    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)


                                                       Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                                       ---------------------------    ----------------------------
                                                            2000         1999             2000         1999
                                                          --------     --------         --------     --------
Revenues:
  ATM network and related revenue                         $ 26,773     $ 18,366         $  9,562     $  7,036
  Software, maintenance and related revenue                 12,109       12,350            4,464        4,802
                                                          --------     --------         --------     --------

  Total revenues                                            38,882       30,716           14,026       11,838
                                                          --------     --------         --------     --------

Operating expenses:
  Direct operating costs                                    18,707       17,358            5,408        5,960
  Salaries and benefits                                     22,200       18,376            7,814        6,529
  Selling, general and administrative                        8,333        8,097            3,107        2,404
  Depreciation and amortization                              8,061        7,184            2,624        2,544
  Asset write-down                                          11,968            -           11,968            -
                                                          --------     --------         --------     --------

  Total operating expenses                                  69,269       51,015           30,921       17,437
                                                          --------     --------         --------     --------

Operating loss                                             (30,387)     (20,299)         (16,895)      (5,599)

Other (expense)/income:
  Interest income                                              926        1,462              187          461
  Interest expense                                          (7,548)      (8,249)          (2,505)      (3,017)
  Foreign exchange gain/(loss), net                            284       (1,211)           4,202       (1,937)
                                                          --------     --------         --------     --------

  Total other (expense)/income                              (6,338)      (7,998)           1,884       (4,493)
                                                          --------     --------         --------     --------

Loss before income taxes and extraordinary item            (36,725)     (28,297)         (15,011)     (10,092)

Income taxes                                                  (838)          --             (767)          --
                                                          --------     --------         --------     --------

Loss before extraordinary item                             (37,563)     (28,297)         (15,778)     (10,092)
Extraordinary gain on early retirement of debt, net
  of applicable income taxes                                    --        1,810               --          149
                                                          --------     --------         --------     --------

Net loss                                                  $(37,563)    $(26,487)        $(15,778)    $ (9,943)

Other comprehensive loss:
  Translation adjustment                                      (514)      (1,470)             (65)        (427)
                                                          --------     --------         --------     --------

Comprehensive loss                                        $(38,077)    $(27,957)        $(15,843)    $(10,370)
                                                          ========     ========         ========     ========

Loss per share - basic and diluted:
  Loss before extraordinary item                            $(2.36)      $(1.86)          $(0.90)      $(0.66)
  Extraordinary gain on early retirement of debt                --         0.12               --         0.01
                                                          --------     --------         --------     --------

  Net loss                                                  $(2.36)      $(1.74)          $(0.90)      $(0.65)
                                                          ========     ========         ========     ========

Weighted average number of shares outstanding           15,947,745   15,220,140       17,541,079   15,263,603
                                                        ==========   ==========       ==========   ==========


    See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                Nine months ended
                                                                                   September 30,
                                                                                 2000       1999
                                                                               --------   --------
Cash flows from operating activities:
Net loss                                                                        (37,563)   (26,487)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                    8,061      7,184
 Asset write-down                                                                11,968          -
 Unrealized foreign exchange gains, net                                          (8,970)    (8,014)
 Accretion of discount on notes                                                   6,554      7,179
 Gain on extinguishment of debt                                                       -     (1,890)
 Decrease in restricted cash                                                      9,872      3,829
 Increase in trade accounts receivable                                             (303)    (2,000)
 Decrease/(increase) in prepaid expenses and other current assets                   303     (1,789)
 (Increase)/decrease in deposits on ATM leases                                     (261)       785
 (Decrease)/increase in trade accounts payable                                   (1,279)     1,973
 Decrease/(increase) in income taxes receivable                                     874     (1,805)
 (Decrease)/increase in billings in excess of costs and estimated
    earnings on software installation contracts, net                               (895)     1,617
 (Decrease)/increase in accrued expenses and other liabilities                   (4,747)       318
 Other                                                                              362        279
                                                                               --------   --------
 Net cash used in operating activities                                          (16,024)   (18,821)
                                                                               --------   --------

Cash flows from investing activities:
 Fixed asset purchases                                                           (1,363)    (5,416)
 Acquisition of subsidiaries                                                          -     (7,840)
 Proceeds from sale of fixed assets                                                 923        210
 Purchase of investment securities                                                    -     (2,849)
 Proceeds from maturity of investment securities                                      -      2,795
                                                                               --------   --------
 Net cash used in investing activities                                             (440)   (13,100)
                                                                               --------   --------

Cash flows from financing activities:
 Cash received from/(loaned to) employees for the purchase of common stock          123       (640)
 Proceeds from issuance of shares and other capital contributions                13,819        561
 Repurchase of notes payable                                                          -     (3,167)
 Repayment of obligations under capital leases                                   (1,556)    (3,378)
 (Repayment of)/proceeds from bank borrowings                                       (14)       618
 Other                                                                                -         28
                                                                               --------   --------
 Net cash provided by/(used in) financing activities                             12,372     (5,978)
                                                                               --------   --------

Effects of exchange rate differences on cash                                        294        142

Net decrease in cash and cash equivalents                                        (3,798)   (37,757)
Cash and cash equivalents at beginning of period                                 15,037     55,614
                                                                               --------   --------

Cash and cash equivalents at end of period                                     $ 11,239   $ 17,857
                                                                               ========   ========

    See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999

NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries have been prepared from the records of Euronet Services Inc. and subsidiaries (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2000, the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 1999, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $30.4 million for the nine months ended September 30, 2000 primarily due to the significant costs associated with the expansion of its ATM network, investment in delivery, support, research and development in its software subsidiary which was acquired in December 1998, as well as a write-down of goodwill and other identifiable intangible assets associated with the Company's Software Solutions Segment (see Note 8). In addition, the Company generated negative cash flows from operations of $16.0 million for the nine months ended September 30, 2000, primarily due to the significant costs associated with the expansion of its ATM network, investment in delivery, support, research and development in its software subsidiary which was acquired in December 1998, and settlement of currency option contracts (see
Note 6). Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities during the remainder of 2000. In the ATM Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

The Company believes that cash and cash equivalents at September 30, 2000 will provide the Company with sufficient cash resources until it achieves positive cash flow. In addition, the Company entered into an unsecured revolving credit agreement (see Note 7) which provides a facility of up to $4.0 million, and the Company held repurchased notes payable with a face value of 48.4 million Deutsche Marks ($21.7 million) and a fair value at September 30, 2000 of $17.3 million. As of September 30, 2000, the Company had not made any draws against the Credit Agreement. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment network services to banks, retail and financial institutions (the "ATM Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior period segment information has been restated to conform to the current period's presentation.

As the ATM Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into subsegments. Accordingly, beginning in January 2000, the Company divided the ATM Services Segment into three subsegments: "Central European ATM Operations" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European ATM Operations" (including Germany, France, and the United Kingdom) and "Other ATM Operations" (including the United States and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting. The Company is unable to present ATM Services Segment assets by subsegment as of September 30, 1999. Prior to January 1, 2000, certain assets that were used to provide support services to the Company as a whole were included in the assets in the balance sheet of the Company's wholly owned Hungarian subsidiary, Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"). In order to segregate corporate assets from those of the Hungarian operations, these assets were transferred as of December 31, 1999, from Bank Tech to an existing Hungarian shell company, Euronet Adminisztracios Szolgaltato Kft. ("Euronet Corporate Services"), formerly known as SatComNet. Those assets are now shown under the Other ATM Operations Subsegment.

The following tables present the segment results of the Company's operations for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.


(Unaudited)
(In thousands)
                                                  ATM Services
                                                ----------------
For the three months ended           Central    Western    Other       ATM      Software   Corporate
September 30, 2000                   Europe     Europe      ATM       Total    Solutions    Services    Total
                                     -------    -------   ------     -------   ---------   ---------   -------

Total revenues                      $  4,886   $  4,209   $   467   $  9,562    $  4,509    $      -   $ 14,071
Total operating expenses              (4,997)    (4,888)     (614)   (10,499)    (18,293)     (2,174)   (30,966)
Operating loss                          (111)      (679)     (147)      (937)    (13,784)     (2,174)   (16,895)
Interest income                           19        (39)      154        134         (24)         77        187
Interest expense                        (228)       (43)       (1)      (272)          -      (2,233)    (2,505)
Foreign exchange (loss)/gain, net       (649)      (206)     (288)    (1,143)          1       5,344      4,202
Net loss/(profit)  before
 income taxes                       $   (969)  $   (967)  $  (282)  $ (2,218)   $(13,807)   $  1,014   $(15,011)
Segment assets                      $ 24,710   $ 17,084   $ 3,104   $ 44,898    $  6,842    $ 11,649   $ 63,389
Fixed assets                          16,643     11,508     1,410     29,561         974         190     30,725
Depreciation and amortization          1,001        705       253      1,959         629          36      2,624



(Unaudited)
(In thousands)
                                                  ATM Services
                                                ----------------
For the Three months ended           Central    Western    Other       ATM      Software   Corporate
September 30, 1999                   Europe     Europe      ATM       Total    Solutions    Services    Total
                                     -------    -------   ------     -------   ---------   ---------   -------

Total revenues                      $  3,380   $  3,019   $   637   $  7,036    $  4,847    $     --   $ 11,883
Total operating expenses              (5,615)    (3,982)     (612)   (10,209)     (5,765)     (1,508)   (17,482)
Operating (loss)/income               (2,235)      (963)       25     (3,173)       (918)     (1,508)    (5,599)
Interest income                          137          9         7        153          20         288        461
Interest expense                        (212)       (21)      (21)      (254)         --      (2,763)    (3,017)


Foreign exchange (loss)/gain, net       (185)        15       120        (50)         --      (1,887)    (1,937)
Net (loss)/profit before
     income taxes                   $ (2,495)  $   (960)  $   131   $ (3,324)   $   (898)   $ (5,870)  $(10,092)

Segment assets                           n/a        n/a       n/a   $ 58,967    $ 20,623    $ 20,803   $100,393
Fixed assets                             n/a        n/a       n/a     35,369       1,066         159     36,594
Depreciation and amortization            n/a        n/a       n/a      1,968         538          38      2,544


(Unaudited)
(In thousands)
                                                  ATM Services
                                                ----------------
For the Three months ended           Central    Western    Other       ATM      Software   Corporate
September 30, 2000                   Europe     Europe      ATM       Total    Solutions    Services    Total
                                     -------    -------   ------     -------   ---------   ---------   -------

Total revenues                      $ 13,468   $ 11,907   $ 1,398   $ 26,773    $ 12,244    $     --   $ 39,017
Total operating expenses             (15,718)   (14,712)   (1,740)   (32,170)    (31,029)     (6,205)   (69,404)
Operating loss                        (2,250)    (2,805)     (342)    (5,397)    (18,785)     (6,205)   (30,387)
Interest income                          254         26       186        466          72         388        926
Interest expense                        (687)      (122)       (7)      (816)         --      (6,732)    (7,548)
Foreign exchange (loss)/gain, net     (1,435)      (531)     (697)    (2,663)          1       2,946        284
Net loss before income taxes        $ (4,118)  $ (3,432)  $  (860)  $ (8,410)   $(18,712)   $ (9,603)  $(36,725)

Segment assets                      $ 24,710   $ 17,084   $ 3,104   $ 44,898    $  6,842    $ 11,649   $ 63,389
Fixed assets                          16,643     11,508     1,410     29,561         974         190     30,725
Depreciation and amortization          2,942      2,200       867      6,009       1,894         158      8,061


(Unaudited)
(In thousands)
                                                  ATM Services
                                                ----------------
For the Three months ended           Central    Western    Other       ATM      Software   Corporate
September 30, 2000                   Europe     Europe      ATM       Total    Solutions    Services    Total
                                     -------    -------   ------     -------   ---------   ---------   -------

Total revenues                      $  9,002   $  8,727   $   637   $ 18,366    $ 12,485    $     --   $ 30,851
Total operating expenses             (16,076)   (12,235)   (1,380)   (29,691)    (16,519)     (4,940)   (51,150)
Operating loss                        (7,074)    (3,508)     (743)   (11,325)     (4,034)     (4,940)   (20,299)
Interest income                          273         13        11        297          64       1,101      1,462
Interest expense                        (751)       (73)      (47)      (871)         --      (7,378)    (8,249)
Foreign exchange (loss)/gain, net       (217)        --       118        (99)          2      (1,114)    (1,211)
Net loss before income taxes        $ (7,769)  $ (3,568)  $  (661)  $(11,998)   $ (3,968)   $(12,331)  $(28,297)

Segment assets                           n/a        n/a       n/a   $ 58,967    $ 20,623    $ 20,803   $100,393
Fixed assets                             n/a        n/a       n/a     35,369       1,066         159     36,594
Depreciation and amortization            n/a        n/a       n/a      5,418       1,666         100      7,184


The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                             For the three months ended        For the nine months ended
(in thousands)                            Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                          --------------   --------------   --------------   --------------

Revenues:
Total revenues for reportable segments           $14,071          $11,883          $39,017          $30,851
Elimination of inter segment revenues                (45)             (45)            (135)            (135)
                                                 -------          -------          -------          -------

Total consolidated revenues                      $14,026          $11,838          $38,882          $30,716
                                                 =======          =======          =======          =======

Total revenues for the nine months ended September 30, 2000 and September 30, 1999 and long-lived assets as of September 30, 2000 and September 30, 1999 for the Company analyzed by geographical location is as follows:


                      Total Revenues      Long-lived Assets
                   --------------------  --------------------
                   Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                     2000        1999      2000       1999
                   ---------  ---------  ---------  ---------

  United States      $12,244    $13,120    $ 1,187    $ 1,138
  Germany              7,286      8,116      4,691      7,283
  Poland               6,489      4,045      9,186      9,661
  Hungary              4,841      4,143      5,915     10,073
  Other                8,157      1,427      9,746      8,439
                     -------    -------    -------    -------

  Total              $39,017    $30,851    $30,725    $36,594
                     =======    =======    =======    =======

Total revenues are attributed to countries based on location of customer for the ATM Services Segment. For revenues generated by the Software Solutions Segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 5 - PRIVATE PLACEMENT OF COMMON SHARES

In July 2000 the Company entered into subscription agreements for the sale of 877,946 new common shares of the Company. Closing with respect to such sale took place on July 14, 2000 and August 29, 2000. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

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

In February 2000 the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents 90% of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.

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

On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. At September 30, 2000, the Company had not entered into any further option contracts.

NOTE 7 - CREDIT FACILITY

On June 30, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides a facility of up to $4.0 million from three shareholders of the Company as follows: DST Systems Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility may be drawn upon until December 28, 2000, and repayments of any draws are due June 30, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. The Company paid a facility fee, in the form of warrants of the Company's stock, of 100,000 warrants issued pro-rata to the lenders with a warrant strike price of $7.00 (90% of the average price of the Company's shares, as quoted on the NASDAQ SmallCap market for 10 trading days prior to the warrant issue date). Additional warrants are issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of September 30, 2000, the Company had not made any draws against the Credit Agreement.

NOTE 8 - ASSET WRITE-DOWN

On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which goodwill and other identifiable intangible assets relates in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". When such an estimate of the future undiscounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill and other identifiable
intangible assets, impairment is recognized.   During the third quarter of 2000,
the Company reduced the carrying value of certain assets. The asset write-downs totaled $12.0 million, of which $11.2 million related to goodwill and other identifiable intangible assets associated with the Company's acquisition of Arkansas Systems, Inc. ("Arksys) in December 1998. The remaining $800,000 write-down related to the Company's ATM hardware inventory acquired associated with the Company's acquisition of the SBK ATM network in Germany and the Budapest Bank ATM network in Hungary.

As a result of the Company's inability to achieve operating improvements, including software licence and service orders for Arksys's traditional core product (ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through the first three quarters of 2000. The Company calculated the expected cash flows of the Company's Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in the third quarter of 2000, the Company recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Arksys. The Company considers the rapidly changing business environment surrounding electronic transaction payment systems software to be a primary indicator of any potential impairment of goodwill and other identifiable intangible assets related to the Company's Software Solutions Segment. The Company is in the process of repositioning Arksys in the market through development and release of a new set of products that are independent of Arksys's traditional core product lines, including a new, platform independent Java based transaction processing software package with wireless banking and messaging modules and a set of mobile phone prepaid recharge solutions. It has become apparent, based on market reaction to these new products, that these new products and solutions rather than Arksys's traditional ITM solution will be the primary source of software solutions revenues going forward.

In order to determine the extent of the asset impairment and the related asset write-down, the Company estimated the discounted cash flows of the Software Solutions Segment products and services in determining the fair value of the goodwill and related identifiable intangible assets. The Company's estimate was based on historical results which have shown recurring operating losses since acquisition, current projections, and internal earnings targets, net of applicable taxes. The Company's discounted cash flow analysis indicated that the carrying value of intangible assets related to Arksys should be reduced to zero as of September 30, 2000. The net book value of the intangible assets prior to the write down was $11.2 million.

The asset write-down is disclosed as a separate operating expense item in the Company's Consolidated Statements of Operations and Comprehensive Loss.

The table below summarizes the Company's intangible assets as of September 30, 2000 and December 31, 1999:


(in thousands)                                      September 30         December 31
                                                        2000                 1999
                                                       ------              -------
Goodwill                                                $2,973              $10,641
Developed technology                                         -                5,700
Assembled workforce                                          -                1,130
Installed base                                               -                1,080
Distributor/agent relationships                              -                  380
Trade name                                                   -                  400
                                                        ------              -------
                                                         2,973               19,331
Less: accumulated amortization                            (379)              (3,072)
                                                        ------              -------
Total                                                   $2,594              $16,259
                                                        ======              =======

The Company periodically reviews the recorded values of its long-lived assets to determine if future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. A portion of the ATM hardware assets acquired with the Budapest Bank and Service Bank ATM network purchases were deemed technologically inferior relative to the Company's standards. Specifically, these assets were not technologically advanced to support the entire current and future set of transactions the Company typically offers to users of its ATM network. As a result of this analysis, the Company recorded a non-cash charge of $800,000 related to a reduction in the carrying value of ATM hardware, adjusting to its net realizable value.

NOTE 9 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 2000 unaudited consolidated financial statements presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
---------------

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

During the year 2000, the Company began offering a new set of solutions to mobile phone companies and banks, including solutions facilitating the purchase of prepaid mobile phone time ("Prepaid Recharge Solutions") and wireless banking ("Wireless Banking Solutions"). The Prepaid Recharge Solutions are offered to mobile phone companies and involve processing transactions initiated by mobile phone users on ATMs (including in particular ATMs owned or operated by the Company), POS terminals, PCs connected to the internet, the mobile phones themselves or other wireless devices. These transactions are routed to Euronet's processing centers, then to card issuers to obtain authorization of a card transaction, and finally to the mobile phone company to open up the prepaid
phone time purchased on the mobile phone user's account.   The Wireless Banking
Solutions are sold to banks and permit individuals to access their bank account information and initiate transactions from wireless devices and permit banks to send messages regarding events occurring on their customers' accounts to the customers' mobile phones. Revenues from these solutions were not significant for three month period ended September 30, but are increasing as contracts are signed with more mobile phone companies. Based on indications of interest from the market, the Company believes this emerging area of its business will grow rapidly.


SEGMENT RESULTS OF OPERATIONS

(Unaudited)
(In thousands)                            Revenues        Operating Profit/(Loss)
                                     ------------------  -------------------------
Three months ended September 30,        2000      1999          2000         1999
-----------------------------------  -------   -------      --------     --------
ATM Services:
  Central European ATM Operations    $ 4,886   $ 3,380      $   (111)    $ (2,235)
  Western European ATM Operations      4,209     3,019          (679)        (963)
  Other ATM Operations                   467       637          (147)          25
                                     -------   -------      --------     --------

  Total ATM Services                   9,562     7,036          (937)      (3,173)
Software Solutions                     4,509     4,847       (13,784)        (918)
Corporate Services                         -         -        (2,174)      (1,508)
Inter segment eliminations               (45)      (45)            -            -
                                     -------   -------      --------     --------

Total                                $14,026   $11,838      $(16,895)    $ (5,599)
                                     =======   =======      ========     ========
(Unaudited)                                                    Operating
(In thousands)                           Revenues             Profit/(Loss)
                                     -----------------      ---------------------
Nine months ended September 30,        2000      1999         2000         1999
-------------------------------      -------   -------      --------     --------
ATM Services:
  Central European ATM Operations    $13,468   $ 9,002      $ (2,250)    $ (7,074)
  Western European ATM Operations     11,907     8,727        (2,805)      (3,508)
  Other ATM Operations                 1,398       637          (342)        (743)
                                     -------   -------      --------     --------

  Total ATM Services                  26,773    18,366        (5,397)     (11,325)
Software Solutions                    12,244    12,485       (18,785)      (4,034)
Corporate Services                         -         -        (6,205)      (4,940)
Inter segment eliminations              (135)     (135)            -            -
                                     -------   -------      --------     --------

Total                                $38,882   $30,716      $(30,387)    $(20,299)
                                     =======   =======      ========     ========

COMPARISON OF OPERATING RESULTS THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

ATM SERVICES SEGMENT

Revenues

Total segment revenues increased by $2.6 million or 37% to $9.6 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999, and by $8.4 million or 46% to $26.8 million for the nine months ended September 30, 2000 from $18.4 million for the nine months ended September 30, 1999. The increase in revenues is due primarily to the significant increase in transaction volume attributable to additional network connections to credit and debit card issuers and an increase in the number of ATMs operated by the Company during these periods.

Revenues for the Central European Subsegment totaled $4.9 million for the three months ended September 30, 2000 as compared to $3.4 million for the three months ended September 30, 1999 and $13.5 million for the nine months ended September 30, 2000 as compared to $9.0 million for the nine months ended September 30, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,167 at September 30, 1999 to 1,359 at September 30, 2000, and increased transaction volumes. Revenues for the Western European Subsegment totaled $4.2 million for the three months ended September 30, 2000 as compared to $3.0 million for the three months ended September 30, 1999 and $11.9 million for the nine months ended September 30, 2000 as compared to $8.7 million for the nine months ended September 30, 1999. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 516 at September 30, 1999 to 763 at September 30, 2000, and increased transaction volumes. Revenues for the Other ATM Operations Subsegment were $467,000 for the three months ended September 30, 2000 as compared to $637,000 for the three months ended September 30, 1999 and $1.4 million for the nine months ended September 30, 2000 as compared to $637,000 for the nine months ended September 30, 1999. The revenues from this segment are the result of the acquisition of the Dash Network located in the United States in August 1999.

In total, the Company had 1,817 ATMs installed as of September 30, 1999, and processed 9.4 million transactions for the three months ended September 30, 1999 and 22.2 million transactions for the nine months ended September 30, 1999. As of September 30, 2000, the Company's ATM network increased by 754 ATMs, or 41%, to a total of 2,571 ATMs, of which 73% are owned by the Company and 27% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 13.8 million transactions for the three months ended September 30, 2000, an increase of 4.4 million transactions, or 47%, over the three months ended September 30, 1999. The Company processed 37.7 million transactions for the nine months ended September 30, 2000, an increase of 15.5 million transactions, or 70%, over the nine months ended September 30, 1999.

Of total segment revenue, approximately 86% is attributable to those ATMs owned by the Company for the three months ended September 30, 2000 and 92% for the three months ended September 30, 1999. Of total transactions processed, approximately 77% is attributable to those ATMs owned by the Company for the three months ended September 30, 2000 and 77% for the three months ended September 30, 1999. In addition, of total segment revenue approximately 86% is attributable to those ATMs owned by the Company for the nine months ended September 30, 2000 and 95% for the nine months ended September 30, 1999. Of total transactions processed, approximately 77% is attributable to those ATMs owned by the Company for the nine months ended September 30, 2000 and 83% for the nine months ended September 30, 1999. The Company believes the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is an extremely positive development and will provide higher marginal returns on investments.

Transaction fees payable under the Prepaid Recharge Solutions and Wireless Banking Solutions are included in ATM Services Segment Revenues.

Operating Expenses

Total segment operating expenses increased to $10.5 million for the three months ended September 30, 2000 from $10.2 million for the three months ended September 30, 1999 and to $32.2 million for the nine months ended September 30, 2000 from $29.7 million for the nine months ended September 30, 1999. The increases are due primarily to costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods.

The Company recorded an $800,000 write-down of certain ATM hardware assets associated with the purchase of the Budapest Bank ATM network in May 2000 and the Service Bank ATM network in March 1999 (see Note 8). In addition, the Company recorded a one-time gain in its Central European Subsegment of $1.2 million. The gain is related to a change in Hungarian law that eliminates a major portion of the Company's liability for import taxes on ATM hardware to the Hungarian government. The gain is included as an element of direct operating costs.

Direct operating costs in the ATM Services Segment consist primarily of: ATM installation costs, ATM site rental costs, costs associated with maintaining ATMs, ATM telecommunication costs, interest on network cash and cash delivery and security services to ATMs. Such costs decreased to $5.3 million for the three months ended September 30, 2000 from $5.6 million for the three months ended September 30, 1999 and increased to $18.3 million for the nine months ended September 30, 2000 from $16.7 million for the nine months ended September 30, 1999. In addition, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $1.0 million for the three months ended September 30, 2000 and $800,000 for the three months ended September 30, 1999 and $3.0 million for the nine months ended September 30, 2000 and $2.2 million for the nine months ended September 30, 1999. The components of direct operating costs for the three months and nine months ended September 30, 2000 and 1999 were:

                                                  Three months ended   Nine months ended
(Unaudited)                                          September 30,       September 30,
(in thousands)                                      2000       1999      2000      1999
                                                  -------     ------   -------   -------
ATM communication                                 $   955     $  981   $ 3,041   $ 3,021
ATM cash filling and interest on network cash       1,798      1,278     5,468     4,115
ATM maintenance                                     1,008        873     2,941     2,257
ATM site rental                                       547        617     1,655     1,942
ATM installation                                       70        315       567       643
Transaction processing and ATM monitoring           1,363      1,033     3,898     2,951
Other                                                 697        431     1,876     1,725
Gain on import-duty                                (1,166)         -    (1,166)        -
                                                  -------     ------   -------   -------

Total direct operating costs                      $ 5,272     $5,638   $18,280   $16,654
                                                  =======     ======   =======   =======

Segment salaries and benefits were $1.8 million for the three months ended September 30, 2000 as compared to $1.8 million for the three months ended September 30, 1999 and increased to $5.5 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999. The largely flat year-on-year expenses reflect the Company's efforts to control costs, and indicate the Company's current staffing in both Central and Western Europe are sufficient to maintain current operational activities.

Selling, general and administrative costs allocated to the ATM Services Segment decreased to $700,000 for the three months ended September 30, 2000 from $800,000 for the three months ended September 30, 1999 and to $1.6 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999. The cost decreases for the three months and nine months ended September 30, 2000, result largely from increases in the allocation of costs from the Budapest processing center to the direct operating costs of the ATM network, due to an increase in the number of ATMs operated by the Company, as discussed above.

Depreciation and amortization charges were $2.0 million for the three months ended September 30, 2000 as compared to $2.0 million for the three months ended September 30, 1999 and increased to $6.0 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999. The increases are due primarily to the increase in the number of owned ATMs as discussed previously.

Operating Loss

The total ATM Services Segment operating loss decreased to $937,000 for three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999 and to $5.4 million for the nine months ended September 30, 2000 from $11.3 million for the nine months ended September 30, 1999, as a result of the factors discussed above. The Central European ATM Operations Subsegment recorded an operating loss of $111,000 for the three months ended September 30, 2000 compared to a loss of $2.2 million for the three months ended September 30, 1999 and a loss of $2.3 million for the nine months ended September 30, 2000 from $7.1 million for the nine months ended September 30, 1999, as a result of the factors discussed above. The Western European ATM Operations Subsegment operating loss decreased to $679,000 for three months ended September 30, 2000 compared to $963,000 for the three months ended September 30, 1999 and to $2.8 million for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999, as a result of the factors discussed above. The Other ATM Operations Subsegment incurred an operating loss of $147,000 for the three months ended September 30, 2000 compared to an operating profit of $25,000 for the three months ended September 30, 1999 and an operating loss of $342,000 for the nine months ended September 30, 2000, down from $743,000 for the nine months ended September 30, 1999, as a result of the factors discussed above.

SOFTWARE SOLUTIONS SEGMENT

Revenues

Total segment revenues decreased by $300,000 or 7% to $4.5 million for the three months ended September 30, 2000 from $4.8 million for the three months ended September 30, 1999, and by $300,000 or 2% to $12.2 million for the nine months ended September 30, 2000 from $12.5 million for the nine months ended September 30, 1999.

Software Solutions Segment revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale or brokerage of computer products and are reported net of cost of sales. The table below shows the components of segment revenues for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999:

                             Three months ended  Nine months ended
 (Unaudited)                    September 30,       September 30,
(in thousands)                  2000      1999      2000     1999
                               ------    ------   -------  -------
Software license fees          $1,314    $  424   $ 3,294  $ 1,593
Professional service fees       2,035     3,271     4,978    7,469
Maintenance fees                  988     1,015     3,534    3,302
Hardware sales                    172       137       438      121
                               ------    ------   -------  -------

Total segment revenues         $4,509    $4,847   $12,244  $12,485
                               ======    ======   =======  =======

The increases in software license fees from 1999 to 2000 can be attributed to an increased number of software sales contracts signed in 2000 as compared to 1999, primarily in the first half of the year 2000. Sales of Arksys's core products have dropped off substantially in the third quarter 2000 and are expected to be soft again during the last quarter. The Company believes that revenues of the Software Solutions Segment will increasingly be derived from the Company's new set of software solutions, including its Wireless Banking Solutions.

The decreases in Professional service fees from 1999 to 2000 can be attributed to the Company's reduction of its software sales backlog in the second and third quarters of 2000.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At September 30, 2000 the revenue backlog was $3.7 million compared to $2.6 million at September 30, 1999. The increase in backlog can be attributed to the Company's efforts towards improving delivery, balanced with increasing software sales. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth.

There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within a one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. In addition, the Company recorded a $11.2 million one-time write-down of goodwill and other identifiable intangible assets associated with the Company's purchase of Arksys in December 1998 (see Note 8). Total segment operating expenses increased to $18.3 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999 and $31.0 million for the nine months ended September 30, 2000 from $16.5 million for the nine months ended September 30, 1999.

The Company has made planned increases in staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits, which has contributed to the net losses of the Software Solutions Segment for the three-month and nine -month periods ended September 30, 2000 and 1999.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. In particular, the Company has invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on the Company's ATM network. In addition, the Company continues to invest in the on-going development of products that were recently introduced to the market. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed increased to $2.1 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999 and to $5.7 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999.

Operating Loss

The Software Solutions Segment operating loss increased to $13.8 million for the three months ended September 30, 2000 from $918,000 for the three months ended September 30, 1999 and to $18.8 million for the nine months ended September 30, 2000 from $4.0 million for the nine months ended September 30, 1999, as a result of the factors discussed above.


CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment increased to $2.2 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999 and to $6.2 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reasons for these increased expenditures.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $187,000 for the three months ended September 30, 2000 from $461,000 for the three months ended September 30, 1999 and to $926,000 for the nine months ended September 30, 2000 from $1.5 million for the nine months ended September 30, 1999. The decrease is the result of the decrease in investment securities and cash.

Interest Expense

Interest expense decreased to $2.5 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999 and decreased to $7.5 million for the nine months ended September 30, 2000 from $8.2 million for the nine months ended September 30, 1999. The decrease for the three and nine months ended September 30, 2000 is the result of the Company's bond repurchases in 1999 and a reduction in the U.S. dollar equivalent of interest on foreign currency debt due to devaluation of the respective foreign currencies.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange gain of $4.2 million for the three months ended September 30, 2000, compared to a loss of $1.9 million for the three months ended September 30, 1999 and a net foreign exchange gain of $284,000 for the nine months ended September 30, 2000 compared to a loss of $1.2 million for the nine months ended September 30, 1999. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), and cash and cash equivalents. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities gives rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

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

On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. Of the total amount, $0 was recorded in the three-month period ended September 30, 2000 and $6.2 million was recorded in the nine-month period ended September 30, 2000. At September 30, 2000, the Company had not entered into any further option contracts.

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

The three transactions above result in a combined extraordinary gain of $1.8 million for the nine months ended September 30, 1999. There were no extraordinary gains or losses for the nine months ended September 30, 2000. The Company has not retired the bonds repurchased.

Net Loss

The Company's net loss increased to $15.8 million during the three months ended September 30, 2000 from $9.9 million for the three months ended September 30, 1999 and $37.6 for the nine months ended September 30, 2000 from $26.5 for the nine months ended September 30, 1999, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses since inception of approximately $111.8 million, investments in property, plant and equipment of approximately $48.9 million and acquisitions of $24.6 million.

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

In July 2000 the Company entered into subscription agreements for the sale of 877,946 new common shares of the Company. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Closing with respect to such sale took place on July 14 and August 29, 2000. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

The Company leases the majority of its ATMs under capital lease arrangements that expire between 2000 and 2004. The leases bear interest between 8% and 12% per annum. As of September 30, 2000 the Company owed $12.7 million under such capital lease arrangements.

At September 30, 2000 the Company had cash and cash equivalents of $11.2 million and working capital of $7.9 million. The Company had $2.1 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network and as deposits with customs officials. In addition to the assets held on the balance sheet at September 30, 2000 the Company held repurchased notes payable with a face value of 48.4 million Deutsche Marks ($21.7 million) and a fair value at September 30, 2000 of $17.3 million.

Furthermore, on June 30, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility may be drawn upon until September 30, 2000, and repayments of any draws are due June 30, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. In addition, the facility has a fee of 100,000 warrants issued pro- rata to the lenders with a warrant strike price at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. Additional warrants are issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of September 30, 2000, the Company had not made any draws against the Credit Agreement.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2000 are expected to be approximately $1.4 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

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

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $11.2 million at September 30, 2000 from $15.0 million at December 31, 1999 is due primarily to the net effects of working capital movements and operating losses for the nine months ended September 30, 2000. In addition, the Company recorded net proceeds of $13.1 million from private placements of the Company's stock as discussed in Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

Restricted Cash

Restricted cash decreased to $2.1 million at September 30, 2000 from $10.9 million at December 31, 1999. Restricted cash represents funds held as security with respect to cash provided by banks participating in the Company's ATM network and as deposits with customs officials. The decrease resulted primarily from the settlement of the Merrill Lynch option contracts using restricted cash as discussed above, and a release of restricted cash resulting from the posting of a surety bond with the Hungarian banking institution that supplies cash to the Company's ATM network.

Trade Accounts Receivable

Trade accounts receivable increased slightly to $8.2 million at September 30, 2000 from $7.9 million at December 31, 1999 due primarily to increased software sales in the current year and ATM transaction revenues.

Property, Plant and Equipment

Net property, plant and equipment decreased to $30.7 million at September 30, 2000 from $36.7 million at December 31, 1999. This decrease is due primarily to recognizing fixed asset depreciation in excess of fixed asset additions, and the write-off of $800,000 in ATM hardware (see Note 8).

Intangible Assets

Net intangible assets decreased to $2.6 million at September 30, 2000 from $16.3 million at December 31, 1999. This decrease is due primarily to the $11.2 million write-down of goodwill and other identifiable intangible assets associated with the Software Solutions Segment (see Note 8). In addition, the decrease is the result of amortization of purchased intangibles acquired in the Arksys acquisition in 1998, and the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $18.0 million at September 30, 2000 from $26.9 million at December 31, 1999. This decrease is due primarily to decreases in accrued expenses, billings in excess of costs and estimated earnings on software installation costs and settlement of the Merrill Lynch option contracts.

Notes Payable

Notes payable decreased to $69.9 million at September 30, 2000 from $72.8 million at December 31, 1999. This is the result of several transactions as follows:


   Balance at December 31, 1999                      $72.8
   Unrealized foreign exchange gain (DEM vs. USD)     (9.5)
   Accretion of bond interest                          6.6
                                                     -----

   Balance at September 30, 2000                     $69.9
                                                     =====

Capital Leases

Total capital lease obligations including current installments increased to $12.7 million at September 30, 2000 from $10.6 million at December 31, 1999. This increase is due primarily to additional capital leases resulting from the Company's purchase of Budapest Bank's ATM network, consisting of 147 ATMs on May 1, 2000.

Total Stockholders' Deficit

Total stockholders' deficit increased to a deficit of $33.6 million at September 30, 2000 from $9.5 million at December 31, 1999. This is due to the net loss for the nine months ended September 30, 2000 of $37.6 million, offset by $13.1 million received in the private placement described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements and an increase in the accumulated comprehensive loss of $500,000.

Impact of New Accounting Pronouncements Not Yet Adopted

SFAS 133

In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by FASB Statement No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

SAB 101

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

FIN 44

The Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44), in March 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial statements.

SFAS 140

The FASB issued Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 140 replaces SFAS No. 125 as it revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and in certain limited instances can be applied early. SFAS No. 140 requires recognition and reclassification of collateral and for disclosures relating to securitzation and collateral for fiscal years ending after December 15, 2000.The Company does not expect SFAS No. 140 to have a material effect on its financial statements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Foreign Exchange Exposure

For the nine months ended September 30, 2000 29% of the Company's revenues were generated in Poland and Hungary, as compared to 27% in 1999, 73% in 1998 and 99% in 1997. The nine-month 2000 and 1999 figures have been substantially reduced with the additional revenues from the Company's expanded ATM network in Germany, the UK and the US. In Hungary the majority of revenues received are denominated in Hungarian forint and in Poland, the majority of revenues are denominated in Polish zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars, the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian forint, and Polish zloty against the U.S. dollar, would have the combined effect of a $6.4 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at September 30, 2000 was $57.0 million compared to a carrying value of $69.9 million. A 1% increase from prevailing interest rates at September 30, 2000 would result in a decrease in fair value of notes payable by approximately $2.6 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.

PART II.  OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On July 13, 2000 the Company entered into subscription agreements for the sale of 877,946 new common shares of the Company. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Closing with respect to such sales took place on July 14, 2000 and August 29, 2000. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from this private placement was $6.1 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Dr. Andrez Olechowski resigned from the Board of Directors of the Company to run for election as President of Poland. Mr. Olechowski's last board meeting was May 12, 2000.

         Mr. Nicolas Callinan resigned from the Board of Directors of the Company effective September 6, 2000. This resignation was in keeping with the policy of his employer, Advent International, regarding employees serving on boards of companies in which Advent-managed funds have invested and which have become listed on a stock exchange. Mr. Callinan has explicitly stated that his resignation was not motivated by any disagreement regarding the Company's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2000       By:  /s/ MICHAEL J. BROWN
                             --------------------

                                Michael J. Brown
                            Chief Executive Officer

November 13, 2000       By:  /s/ RICHARD P. HALKA
                             --------------------

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