Form 10-K
period 2000-12-31
EURONET SERVICES INC
filed 2001-03-14
CIK 1029199

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                       Commission File Number 000-22167

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 1, 2001, the Registrant had 17,814,910 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $120 million. The aggregate market value was determined based on the closing price of the Common Stock on March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 2000, which will be filed no later than 120 days after December 31, 2000, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS
----------------

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II Item 8, Financial Statements and Supplementary Data, at Note 17 - Business segment information, of this Form 10-K is incorporated by reference in partial response to this Item 1.

Overview

Euronet Services Inc. ("Euronet Worldwide" or the "Company") is a leading provider of secure electronic financial transaction solutions. The Company provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile operators. The Company operates an independent automated teller machine ("ATM") network of over 2,600 ATMs in Europe and the United States, and through its software subsidiary, Euronet USA Inc. ("Euronet USA"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet Worldwide thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eleven offices in Europe and three in the United States, the Company offers its solutions in more than 60 countries around the world.

The first company in the Euronet Worldwide group was established in 1994 as a Hungarian limited liability company. That company commenced operations in June 1995. The Euronet Worldwide group was reorganized on March 6, 1997 in connection with the Company's initial public offering, and at that time the operating entities of the Euronet Worldwide group became wholly owned subsidiaries of the Company, a Delaware corporation.

Until December 1998, the Company devoted substantially all of its resources to establishing and expanding its ATM network and outsourced ATM management services business. The Company has undertaken a rollout of its ATM network in eight European countries and the United States. The Company had 53, 166, 693, 1,271, 2,283 and 2,634 ATMs in operation at December 31, 1995, 1996, 1997, 1998,
1999 and 2000, respectively. Of the 2,634 ATMs in operation on December 31, 2000, 72% are owned by Euronet Worldwide as part of its proprietary network, and 28% are customer-owned and operated by Euronet Worldwide under outsourcing agreements. The Company owns or operates ATMs in Hungary, Poland, Germany, Croatia, the Czech Republic, France, the United Kingdom, Greece and the United States.

On December 2, 1998, the Company acquired Euronet USA (formerly Arkansas Systems, Inc.), a U.S. company which produces electronic payments systems software for retail banks and is the leading electronic payment software system for the IBM A/S 400 platform. As a result of this acquisition, the Company was able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to point-of-sale ("POS"), credit and debit card operations and internet and PC banking. The Company has invested in software research, development and delivery capabilities and has integrated its ATM business and its software business. These two complementary businesses present strong cross selling opportunities within the Company's combined customer base and new opportunities to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services. The name of Arkansas Systems Inc. was changed to Euronet USA Inc. effective as of January 24, 2001.

The Company adopted the trade name "Euronet Worldwide" on October 31, 2000 and will propose to formally change its name from "Euronet Services Inc." to "Euronet Worldwide" at its annual meeting of the shareholders' in the year 2001.

Strategy

The Company believes that the expansion and enhancement of its ATM network will remain a core business strategy of the Company. The introduction of value-added products and services for delivery over its ATM network has resulted in increased transactions and supplemental revenues. The development of Euronet Worldwide's outsourced management solutions has also been, and will continue to be, a primary focus for the Company. The Company believes that expansion of the number of bank-owned ATMs under management agreements and Company-owned ATMs operated for banks which have agreed contractually to pay guaranteed fees will provide continued growth while minimizing the capital it places at risk. The Company has also expanded outsourced management solutions beyond ATMs to include card management, and additional services such as POS terminal management, prepaid mobile operator solutions and mobile banking. These services are supported using Euronet Worldwide's proprietary software products.

The Company's software solutions division has contributed to the Company's revenue growth in 2000. The Company has made significant progress in reducing software delivery times and adding resources to enhance and expand its software products. Software products are now an integral part of the Company's product lines and its investment in research, development, delivery and customer support reflect its ongoing commitment to an expanded customer base. The Company developed a number of new products and services for its bank customers, including in particular a set of wireless banking products which permit various financial transactions to be made from handheld devices, such as mobile telephones. The Company has also expanded its software solutions and processing capabilities to include a suite of prepaid mobile airtime solutions for mobile service providers. The Company has entered global co-operative marketing and sales agreements with industry leaders to provide enhanced distribution channels for its products and services.

The Company has developed its business around two integrated service segments: network services and outsourced management solutions (the "Network Services Segment") and software solutions (the "Software Solutions Segment"). Both support the "front-end" business of retail banks, which includes a bank's management of payment cards, ATMs, POS devices, internet banking, telephone banking and mobile phone banking. The Company's strategy is to use its two business segments to support electronic financial transactions and e-commerce across multiple customer touch-points. This allows the Company to provide bank customers the choice of completely outsourcing their "front-end" business to the Company, using the Company's software to manage their transaction networks in-house, or utilizing a tailor-made mixture of outsourcing and in-house capabilities.

Network Services Segment

Network Operation Overview

At December 31, 2000 and 1999 the Company operated 2,634 and 2,283 ATMs, respectively. The major source of revenue generated by the Company's ATM network is transaction revenue. The transactions processed by the ATM network increased by 60% from 32.9 million transactions in 1999 to 52.7 million transactions in 2000. Revenue sources also include advertising revenue, prepaid mobile phone voucher revenue and outsourced management revenue, which is revenue from operating ATMs that are not owned by the Company. The number of ATMs operated under outsourced management agreements increased from 705 at December 31, 1999 to 734 at December 31, 2000.

ATM network growth in 2000 is attributable to transaction growth and additional outsourcing contracts in its established markets, in particular Poland, Hungary, the Czech Republic, Croatia and the United States as well as the roll out of additional ATMs in France and the United Kingdom.

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

The Company receives payment of a transaction processing fee from the Card Issuer, even for certain transactions that are not completed because they fail to receive authorization. The fees charged by the Company to the Card Issuers are independent of any fees charged by the Card Issuers to cardholders in connection with the ATM transactions. In many cases, the fee charged by a Card Issuer to a cardholder for a transaction processed at Euronet Worldwide's ATMs is less than the fee charged by Euronet to the Card Issuer. The

Company itself does not charge cardholders a fee for using its ATMs, except in the UK, where there is surcharge fee of approximately one pound on each cash withdrawal transaction.

The Company monitors the number of transactions made by cardholders on its network. These include cash withdrawals, balance inquiries, deposits and certain denied (unauthorized) transactions. Certain transactions on the Euronet Worldwide network are not billable to banks, and these have been excluded for reporting purposes. The number of transactions processed over Euronet Worldwide's entire ATM network increased from 1.1 million in 1996 to 5.8 million in 1997, 15.5 million in 1998, 32.9 million in 1999 and 52.7 million in 2000. The number of transactions processed monthly grew from approximately 3.3 million in January 2000 to approximately 5.3 million in December 2000.

The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM and the amount of time the ATM has been installed at that location. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for varying periods of from three to twelve months after installation, depending upon the market, as consumers become familiar with the location of the machine. As the ATM network has matured, the number of transactions per ATM has increased. The Company has an ongoing policy of re-deploying under performing ATMs to superior locations. The Company anticipates that future transaction growth will depend upon the addition of further outsourcing contracts, increased card issuance in certain markets and continued re-deployment of ATMs to superior locations.

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

Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, the Company has invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. The performance and cash positions of the Company's ATMs are monitored centrally around the clock, and local operations and maintenance contractors are dispatched to service the machines. The Company's ATMs in all markets except Germany and the UK are linked by satellite or land based telecommunications lines to the Company's processing centers. Plans, however, are currently underway to connect the UK ATM's to the Company's Budapest processing center.

The Euronet Worldwide network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. The Company has developed added value services in addition to basic cash withdrawal and balance inquiry transactions. These new services include GSM telephone voucher transactions, bill payment and "mini-statements" transactions. The Company has an ongoing commitment to develop innovative new products and services to offer its network services customers and will implement additional services as markets develop.

Delivery of Other Products and Services

In November 1999, the Company began to sell pre-paid mobile telephone vouchers on its networks in Hungary and Poland. In May and October 2000, this service was added to the Company's Czech Republic and Croatian ATM networks, respectively. This service is one of many new products and services that the Company believes can be delivered to consumers through ATMs.

Since May 1996, the Company has been selling advertising on its network. Advertising clients can put their advertisements on the video screens of Euronet Worldwide's ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs. Furthermore, the Company's ATMs are modular and can be upgraded with new technologies such as the capacity to read and re-charge computer chip "smart cards."

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


Card Acceptance Agreements

The Company's agreements with banks and International Card Organizations ("Card Acceptance Agreements") generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines operated by the Company in a given market. The Card Acceptance Agreements allow Euronet Worldwide to receive transaction authorization directly from the card issuing bank or International Card Organization. Card Acceptance Agreements generally provide for a term of two to seven years and are automatically renewed unless either party gives notice of non renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. The Company generally is able to connect a bank to its network within 30 to 90 days of signing a Card Acceptance Agreement. The cash needed to complete transactions is generally provided by the Bank customer. The Company maintains insurance in respect of cash while it is in its ATMs.

The ATM transaction fees charged by Euronet Worldwide under its Card Acceptance Agreements vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, GSM telephone vouchers, deposits and transactions not completed because authorization is not given by the relevant Card Issuer) and the quantity of transactions attributable to a particular Card Issuer.

The Card Acceptance Agreements generally provide for payment in local currency but transaction fees are denominated in U.S. dollars or inflation adjusted. Transaction fees are billed on terms no longer than one month. The Company's agreement with DiBa in Germany (see "Government Regulation") to manage and install ATMs provides for fees similar to those paid with respect to Card Acceptance Agreements.

Outsourced Management Solutions

The Company offers complete outsourced management services to banks and other organizations based on the Company's processing center's full suite of secure electronic financial transaction processing software. The outsourced management services provided by the Company include management of an existing bank network of ATMs, development of new ATM networks on a complete turn-key basis, management of POS networks, management of credit and debit card bases and other financial processing services. These services include 24-hour monitoring from the Company's processing centers of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement and reporting. The Company already provides many of these services to existing customers and has invested in the necessary infrastructure. As a result, agreements for such outsourced management services ("Outsourced Management Agreements") provide additional revenue with lower incremental cost.

The Company's Outsourced Management Agreements, other than in Germany, provide for fixed monthly management fees in addition to fees payable for each transaction. Therefore, the transaction fees under these agreements are generally lower than under Card Acceptance Agreements. The fees payable to the Company under its Outsourced Management Agreement in Germany are purely transaction based and include no fixed component.

In addition to transactions over its network, the Company is developing services that are complementary to, or promote, ATM transactions. The Company offers a new card issuance product, referred to as the "Diamond Link." This product combines IBM hardware and Euronet Worldwide's software, and is intended to permit banks to rapidly implement card issuance programs. In exchange for a fee, Euronet Worldwide acts as a consultant in connection with the installation of the hardware and software necessary to implement an ATM processing network and assists banks in issuing credit and debit cards to their account holders. The Diamond Link system interfaces automatically with Euronet Worldwide's network software and facilitates acceptance on the Euronet Worldwide network of transactions by the cards issued using the Diamond Link service. The market for this product appears to be strongest among banks wishing to issue a small number of cards or to initiate their first card programs. The Company's primary motivation in the development of this program is to promote the issuance of cards by banks, which ultimately may be used on Euronet Worldwide's network.

Major Outsourced Management Agreements signed in 2000 include: complete outsourcing of a credit card management system and processing of point-of-sale ("POS") transactions for Credigen Bank, a new consumer credit institution in Hungary; ATM management for Citibank in the Czech Republic; an amendment and extension of the Company's ATM management agreement with Budapest Bank in Hungary; ATM management for ABN AMRO Bank in Hungary; a complete turn-key solution for the installation and operation of ATMs for Citibank in Greece; and outsourcing of credit card management for ABN AMRO corporate clients in the Czech Republic.


Cost of Network Operation

The components of direct operating costs of the Network Services Segment for the years ended December 31, 2000 and 1999 were:

                                                        2000          1999
                                                        ----          ----
                                                           (in thousands)

    ATM communication                                 $ 4,183        $ 3,982
    ATM cash filling and interest on network cash       7,426          5,900
    ATM maintenance                                     3,987          2,967
    ATM site rental                                     2,258          2,421
    ATM installation                                      675            783
    Transaction processing and ATM monitoring           5,242          4,205
    Other                                                 600          1,663
                                                      -------        -------

         TOTAL                                        $24,371        $21,921
                                                      =======        =======


Since January 1999, inter-company allocations have been made to charge the network operations with transaction switching and bank connection fees associated with the operations' central processing center in Budapest, Hungary. These allocations totaled $3.5 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively, and are included with the transaction processing and ATM monitoring costs. Previously these costs were not allocated as a direct operating cost but were included as a component of selling, general and administrative costs. These allocations are necessary because, although all ATM subsidiary operations require the services of a processing center to route transactions, some subsidiary operations such as Hungary, Poland, the Czech Republic, Croatia and France do not pay a third party for these services while other subsidiary operations such as Germany and the United Kingdom do pay a third party for these services. Thus, by allocating internal costs for transaction processing, the Company's management is able to produce comparable financial information across all network subsidiary operations.

The cost of operating ATMs varies from country to country. On a per ATM or transaction basis, statistics are dependent on the proportions of fixed and variable cost, and therefore the stage of development of a new country market, the number of ATMs in that market and the number of transactions. As the network has reached a more mature stage, the operating costs begin to resemble fixed costs, with increases in revenue generating incrementally less operating costs.

Direct operating costs as a percentage of ATM network revenue decreased from 83% in 1999 to 66% in 2000. The Company intends to continue to improve the ratio of direct operating costs to revenue as the network continues to mature and growth continues in higher margin outsourcing management solutions.

Software Solutions

Background

On December 2, 1998, the Company completed the acquisition of Euronet USA, the key upstream software provider to Euronet Worldwide's ATM transaction processing center in Central Europe. Previously, Euronet USA was a privately held corporation, with three principal stockholders and 30 past and present employee stockholders.

John G. Chamberlin, in Little Rock, Arkansas, USA, founded Euronet USA in 1975. Euronet USA began as a local custom IT project company. In 1980 and 1981 it connected an ATM to an IBM S/36 processor and developed expertise in such connections. As banks began to connect to various networks in the U.S., Euronet

USA developed software and implemented solutions for such connections and implemented a card management system. Through the 1980's and 1990's, Euronet USA continued to expand its electronic financial transaction ("EFT") solutions for financial services customers, with telephone banking, item processing, remittance, branch teller and related solutions, for the IBM mid-range platform.

In 1988, IBM introduced the AS/400 processor, which has become the most popular multi-user processor. Many multinational banks currently use the AS/400 hardware and Euronet USA software systems. Euronet USA now supplies ATM, card management, POS, and/or internet banking systems to ABN-AMRO, CIBC, Bank of Nova Scotia, ING, Bank of America and other multinational institutions. By 1998, Euronet USA had grown to over 130 employees and 150 active customers, in 60 countries, with no one customer or customer grouping accounting for more than 10% of revenue.

Other suppliers have serviced the software requirements of large mainframe systems and UNIX based platforms. Recently, Euronet USA has begun to expand into the supply of software services for large mainframe operations. Competition for Euronet USA software exists internationally in the form of larger multinational companies, who service the requirements of a range of platforms, and regionally, in smaller or similar-sized companies, who specialize in the IBM AS/400 platforms. The Company believes, however, that it is now the primary supplier of ATM network software for the IBM AS/400 platform.

Products and Services

Euronet USA offers an integrated suite of card and retail transaction delivery applications. The core systems provide for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces, settlement and management of the system. Front-end systems support ATM management, POS management, telephone banking, internet banking, kiosks, and workstation authorization. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. Euronet USA also offers Goldnet, a shared EFT network solution that allows the formation of an independent gateway network. Euronet uses Goldnet for its EFT requirements in six countries in Europe.

The Company has the capacity not only to service a full range of the individual demands of its customers, but also to supply software and management systems for credit card operations, internet and intranet banking, including bill payment through its ATM network and POS terminal management and reporting and to supply a full range of consultancy services where required by software customers. This ability to cross sell network services and software solutions has positioned the Company uniquely among its competitors. Furthermore the vertical integration of software and outsourced management services enhances the Company's ability to meet its customers varied requirements.

Significant resources have been invested in increasing the delivery pipeline for the Company's solutions and expanding customer service. The Company's European headquarters in Budapest has been expanded to provide comprehensive delivery and support for its European customer base. Further investments have been made in research and development of a number of new e-commerce and m-commerce products that should enhance the segment's performance in the future.

The timing of the full introduction, or material expansion, of these products and services will in part depend on the demands of the customers in the financial, retail and service sectors. Although the commercial success of these products and services will be dependent on the Company's customer banks' desire to invest in new electronic financial transaction systems, the Company anticipates continuing demand for software products, particularly in Central Europe and other emerging markets.

In the third quarter of 2000 the Company wrote down the carrying value of goodwill and other identifiable intangible assets of Euronet USA by $11.2 million. The Company considers the rapidly changing business environment surrounding electronic transaction payment systems software to be a primary indicator of any potential impairment of goodwill and other identifiable intangible assets related to the Company's Software Solutions Segment. The Company is in the process of repositioning the its software solutions division in the market through development and release of a new set of products that are independent of Euronet USA's traditional core product lines, including a new, platform independent Java based transaction processing software package with wireless banking and messaging modules and a set of mobile phone prepaid recharge solutions. It has become apparent, based on market reaction to these new products, that these new products and solutions rather than Euronet USA's traditional ITM solution will be the primary source of software solutions revenues in the future.

Software Solutions Segment Revenue

Software Solutions Segment revenue is derived from three main sources: software license fees, professional service fees and software maintenance fees. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products.

The Software Solutions Segment revenue for the year ended December 31, 2000 was approximately $15.8 million, of which software license fees accounted for 26%, professional service fees accounted for 43% and software maintenance fees accounted for 27%. The remaining 4% of revenue was miscellaneous revenue including fees for brokering hardware sales.

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

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and its customers and for which the Company expects recognition of the related revenue within one year. At December 31, 1999 the revenue backlog was $3.1 million and at December 31, 2000 the revenue backlog was $3.5 million. The increase in backlog results principally from growth in software sales. It is management's intention to focus on delivery and implementation of software while continuing sales growth. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Research and Development

The Company has made an ongoing commitment to the development, maintenance and enhancement of its products and services. The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to its customers, including bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touch points, other wireless banking products, GSM prepaid mobile phone recharge products, ATM browser based products and internet banking solutions. The Company is also making significant improvements to its core software products.

The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $6.7 million for 2000. Of this figure, $1,023,000 was capitalized under the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Technology and Processing Facilities

ATM Hardware

The Company uses IBM/Diebold and NCR ATMs. It currently has long term contracts with these manufacturers to purchase ATMs at contractually defined prices which include tiered quantity discounts. However, there are no contractually defined commitments with respect to quantities to be purchased as of December 31, 2000. Because Euronet Worldwide operates the largest Pan-European ATM network, it has substantial negotiating leverage with ATM manufacturers and believes it has received favorable prices as compared to lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides Euronet Worldwide customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The Company's ATMs are modular and upgradable so that they can be adapted to provide additional services in response to changing technology and consumer demand. In many respects, Euronet Worldwide's ATMs are more technologically advanced and adaptable than many older ATMs in use in developed ATM markets. This allows the Company to modify its ATMs to provide new services without replacing its existing network infrastructure.

Telecommunications

Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM is connected to a Euronet Worldwide's processing center through satellite or land-based telecommunications depending upon physical location, reliability of the communications supplier and cost. Because the Company strives to ensure very high levels of reliability for its network, it relies primarily on satellite telecommunications to its processing center in Budapest for most of its ATM connections in Central Europe. The Budapest processing center is, in most cases, linked by VSAT telecommunications to the card issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99% of the time. ATMs in France are linked to the processing center in Budapest by land telephone lines.

The Company continually strives to improve the terms of its agreements with its telecommunications providers and has entered into multi-country agreements with lower rates for service. In this regard, new agreements are negotiated periodically with the Company's VSAT suppliers, establishing a lower communication cost per ATM that takes into account the Company's growth in volume.

The Company's agreements with its satellite telecommunications providers contain certain assurances with respect to the repair of satellite malfunction to ensure continuous reliable communications for the network. As the reliability of land based telecommunications improves in the emerging economies in which the Company does business, the Company may rely more heavily on them because they are generally less expensive than satellite telecommunications.

Processing Centers

The Company's primary processing center is in Euronet Worldwide's offices in Budapest, Hungary. It is staffed 24 hours a day, seven days a week and consists of two production IBM AS/400 computers which run the Euronet USA Gold Net ATM software package, as well as a real time back up AS/400. The back up machine provides high availability during a failure of either production AS/400. The Budapest processing center also includes two AS/400's used for product and connection testing and development. The Euronet USA software is a state- of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The Budapest processing center's computers operate Euronet Worldwide's ATMs and interface with the local bank and international transaction authorization centers.

To protect against power fluctuations or short-term interruptions, the Budapest processing center has full uninterruptable power supply systems with battery back-up to service the network in case of a power failure. The Budapest processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The center also has a gasoline powered generator available to supply electrical power to the processing center in the event of a prolonged power outage. The Company has contracted for backup of its VSAT hub in Hungary with a fully functional site in Germany. The transfer to this communications site can be made in less than three hours.

The Company has a second processing center in Little Rock, Arkansas. This center processed transactions for approximately 456 ATMs in the U.S. as of December 31, 2000. This center also has full uninterruptable power supply systems and a gasoline powered generator.

Competition

Network Services Segment

Euronet Worldwide's principal network services competitors in markets outside the United States include ATM networks owned by banks and regional networks consisting of consortiums of local banks. In the U.S., principal competitors include individual banks operating proprietary ATM networks, shared bank networks such as the Plus and Cirrus networks, independent, non-bank owned ATM networks of varying sizes (ranging from a few ATMs to many thousands of ATMs) and individual retail outlets operating ATMs. Large, well financed companies may also establish ATM networks in competition with Euronet in various markets. Competitive factors in Euronet's network services business include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

There are many companies that offer electronic recharge services for mobile phone airtime in the markets where Euronet does business, particularly through use of POS terminals. There include Sonera Smart Trust, ITG, Hypercom, PreNet, e-Vita and Sicap. The Company believes, however, that it has a competitive advantage in that it offers recharge solutions on all customer touch points, including ATMs, POS Terminals, mobile phones and the internet, and the Company processes the financial transactions associated with the recharge.

Software Solutions

Competitors of the Software Solutions Segment compete primarily in the following four areas: (i) ATM, network and point-of-sale software systems, (ii) internet banking software systems, (iii) credit card software systems and (iv) wireless banking software systems. The principal competitor with respect to ATM, network and point-of-sale software systems is Applied Communications Inc. ("ACI") based in Omaha, Nebraska which enjoys a large market share due to its early entry into the financial systems software market and a clientele base of larger banks and financial institutions. Oasis Software International, based in Toronto, Canada, also competes in the area of ATM, network and point-of-sale software systems. Internet banking software systems competitors include Edify Corporation, a division of S1 Corporation based in Santa Clara, California and Q UP Systems Inc. based in Austin, Texas. Both Edify Corporation and Q UP Systems Inc. have started operations during the last decade and specialize in internet banking systems. Euronet Worldwide's principal competitor with respect to credit card software systems is PaySys International Inc., based in Orlando, Florida.

Competitors in the wireless banking software market include 724 Solutions, based in Toronto, Canada and Brokat AG, based in Suttgart, Germany. Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.

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

However, Euronet Worldwide's roll out of ATMs, its development of new products and individual bank connections and its expansion into new markets creates a substantial need to increase existing staff on many levels. The Company requires skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. Euronet has expanded its systems department to add new technical personnel and has recruited strong business leadership for new markets. In addition, the need to ensure consistency in quality and approach in new markets and proper coordination and administration of the Company's expansion, has led the Company to recruit additional staff in the areas of financial analysis, project management, human resources, communications, marketing and sales. The Company has a program of continual recruitment of superior talent whenever it is identified and ongoing building of skill for existing staff. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of Software Solution's business in particular depends upon the ability to hire and retain highly qualified computer engineers and programmers. Competition for such employees in the United States is particularly intense at the present time.

As of December 31, 2000 and December 31, 1999, the Company and its subsidiaries had 478 and 412 employees, respectively. In January 2001, a restructuring plan was announced by the Company with the objective of reducing the headcount by up to 20% by March 31, 2001.

The Company has a European head office organization, European software delivery and support center and European processing center in Budapest, Hungary. It has a large office in Little Rock, Arkansas where Euronet USA is based and its headquarters in Leawood, Kansas. None of the Company's or its subsidiaries' employees are currently represented by a union. The Company has never experienced any work stoppages or strikes.

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

Under German law, ATMs in Germany may be operated only by licensed financial institutions. The Company may not operate its own ATM network in Germany and in that market it acts only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, the Company's activities in the German market currently are entirely dependent upon the continuance of the agreement with its sponsor bank, or the ability to enter into a similar agreement with another bank in the event of a termination of such agreement. In April 2000, the Company entered into a new sponsorship agreement with DiBa Bank canceling an agreement with Service Bank, its previous sponsor bank. The new agreement provides similar terms and arrangements with the Company acting as a subcontractor for DiBa. The Company believes, based on its experience, that it should be able to find a replacement for DiBa should the agreement with DiBa be terminated for any reason. However, the inability to maintain such agreement or to enter into a similar agreement with another bank upon a termination of the agreement with DiBa could have a material adverse effect on the Company's operations in Germany.

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

The Company must be able to dispense Euro cash in its networks from January 1, 2002, and may have to dispense both Euro and the sovereign currencies between January 1, 2002 and July 1, 2002. The Company's networks in Germany, France and potentially the UK and Greece will be affected in this regard. The Company's ATMs are able to dispense various national currencies and will be able to dispense the Euro without hardware modification. The existence of a single currency in these countries may provide opportunities for operating efficiencies and should reduce foreign exchange exposure.

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

The Company has filed patent applications for a number of its new software products and processes.

Executive Officers of the Company

The name, age, period of service and position held by each of the Executive Officers of the Company are as follows:


Name                Age    Served Since    Position Held
----                ---    ------------    -------------

Michael J. Brown     44    June 1994       Chairman, President and Chief
                                            Executive Officer
Daniel R. Henry      35    June 1994       Director, Chief Operating Officer
Jeffrey B. Newman    46    January 1997    General Counsel
Richard Halka        41    March 2000      Acting Chief Financial Officer, Chief
                                            Accounting Officer
Ronald Ferguson      51    December 1998   Executive Vice President

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

Daniel Henry founded the predecessor of the Company with Michael Brown in 1994 and is serving as Chief Operating Officer of the Company. Mr. Henry divides his time between Budapest and Kansas City, and he oversees the daily operations of the Company's European subsidiaries. Mr. Henry also is responsible for the expansion of the Company into other countries and the development of new markets. Prior to joining the Company, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri--Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. His term as Director of the Company will expire in May 2002. Mr. Henry is married to the sister of Mr. Brown's wife.

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

Richard Halka joined Euronet in January 1999 as European Finance Director. He became Acting Chief Financial Officer in March 2000. Prior to joining Euronet, Mr. Halka was treasurer, financial controller and principal accounting officer for the Hungarian Telephone and Cable Corporation, a publicly-traded U.S. company that operates concessions to provide telephone service in Hungary. Before that, Mr. Halka was a management consulting and corporate finance partner with KPMG in both Hungary and New Zealand. He holds an Honors Bachelor's Degree in business administration from Wilfrid Laurier University of Waterloo, Ontario and is a Canadian Chartered Accountant.

Mr. Halka has resigned effective March 23, 2001 to pursue an opportunity in Canada. Mr. Halka will be available to assist the Company in transition matters until the closing of the first quarter 2001 financial statements.

Ronald Ferguson joined the Company as President of Euronet USA in December 1998. Prior to this he was President of Bankline MidAmerica, Inc., from mid 1997. Mr. Ferguson was Vice President of Marketing for AeroComm, Inc. for a period of three years and also was principal of Ferguson Group, a consulting company involved with technology based hardware and software firms. During the period from 1984 to 1990, Mr. Ferguson was Vice President of Marketing for Innovative Software, Inc. which was later acquired by Informix Software, Inc. where he was also Vice President of Marketing. Prior to Innovative Software, he was Director of Financial Services Marketing for United Computing Services from 1981 to 1984. He also was President of Dynabank Corporation from 1976 to 1981 and started his career with the First National Bank in Lawrence, Kansas in 1973. Mr. Ferguson has a B.S. in Business and an MBA from the University of Kansas.

ITEM 2. PROPERTY.
----------------

The Company's executive offices are located in Leawood , Kansas. The European head office and European Processing Center are located in Budapest, Hungary. The Company also maintains offices in Europe in Warsaw, Zagreb, Prague, Berlin, Paris, Bucharest, Athens, Cairo, Istanbul and London; and in the United States in Little Rock, Arkansas and Orlando, Florida. All of the Company's offices are leased. The Company's office leases provide for initial terms of 24 to 60 months.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-----------------------------------------------------------

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

Market Information. From March 1997 to November 8, 1999, the Common Stock was on the NASDAQ National Market under the symbol EEFT. On November 8, 1999, the Company's listing was shifted to the NASDAQ SmallCap Market. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:


        Quarter  High   Low
        -------  -----  ----
2000    Fourth    8.38  3.88
        Third     9.63  6.88
        Second   10.75  4.88
        First    10.78  6.00

Dividends. Since the Company's inception, no dividends have been paid on the Common Stock. The Company does not intend to distribute dividends for the foreseeable future.

Holders. As of December 31, 2000, there were approximately 103 record holders of the Common Stock.

Private Placements of Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA.
-----------------------------------

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

                                                                      Year ended December 31,
                                                                      ----------------------

                                                   2000        1999           1998          1997           1996
                                                   ----        ----           ----          ----           ----

Consolidated Statements of Operations  Data:           (in thousands, except for share and per share data)
Revenues:
 ATM network and related revenue               $    36,913  $    26,503   $    11,525   $     5,290      $   1,261
 Software and related revenue                       15,827       14,969           356             -              -
                                                ----------   ----------    ----------    ----------       --------
 Total                                              52,740       41,472        11,881         5,290          1,261

Operating expenses:
 Direct operating costs                             24,988       22,830        10,036         3,717            827
 Salaries and benefits                              29,265       24,350         9,723         3,796            989
 Selling, general and administrative                11,531       10,725         8,650         4,468          2,459
 Depreciation and amortization                      10,384       10,238         4,955         1,731            481
 In-process research and
   development write-off                                 -            -         1,020             -              -
 Asset write down                                   11,968            -             -             -              -
 Share compensation expense                              -          127           108           108          4,172
                                                ----------   ----------    ----------    ----------       --------
 Total operating expenses                           88,136       68,270        34,492        13,820          8,928
                                                ----------   ----------    ----------    ----------       --------

Operating loss                                     (35,396)     (26,798)      (22,611)       (8,530)        (7,667)

Other income/expenses:
 Interest income                                     1,089        1,950         2,514         1,609            225
 Interest expense                                  (10,829)     (10,899)       (7,826)       (1,152)          (378)
 Foreign exchange (loss)/gain, net                  (3,227)      (2,110)       (1,911)            8            (79)
                                                ----------   ----------    ----------    ----------       --------

Loss before income tax (expense)/benefit           (48,363)     (37,857)      (29,834)       (8,065)        (7,899)
 Income tax (expense)/benefit                       (1,188)       4,182        (1,430)          100            323
                                                ----------   ----------    ----------    ----------       --------

Loss before extraordinary item                     (49,551)     (33,675)      (31,264)       (7,965)        (7,576)
 Extraordinary gain, net                                 -        2,760         2,889             -              -
                                                ----------   ----------    ----------    ----------       --------

Net loss                                       $   (49,551) $   (30,915)  $   (28,375)  $    (7,965)     $  (7,576)
                                                ==========   ==========    ==========    ==========       ========

Loss per share - basic and diluted:
 Loss before extraordinary item                $     (3.00) $     (2.21)  $     (2.06)  $     (0.64)     $  (15.18)
 Extraordinary gain                                      -         0.18          0.19             -              -
                                                ----------   ----------    ----------    ----------       --------

Net loss                                       $     (3.00) $     (2.03)  $     (1.87)  $     (0.64)     $  (15.18)
                                                ==========   ==========    ==========    ==========       ========

Weighted avg. number of shares outstanding      16,499,699   15,252,030    15,180,651   $12,380,962        499,100
                                                ==========   ==========    ==========    ==========       ========

                                                                       As of December 31,
                                                                       -----------------

                                                  2000         1999          1998            1997         1996
                                                  ----         ----          ----            ----         ----

                                                          (in thousands, except Summary Network Data)
Consolidated Balance Sheet Data:

Cash and cash equivalents:                   $     7,151  $    15,037   $    55,614       $     7,516   $    2,541
Restricted cash                                    2,103       10,929        12,972               847          152
Investment securities                                  -          750         3,149            31,944          194
Trade accounts receivable, net                     9,485        7,888         5,681               647          172
Other current assets                               5,346        5,180         4,614             1,857          433
                                             -----------  -----------   -----------       -----------   ----------
  Total current assets                            24,085       39,784        82,030            42,811        3,492

Net property, plant and equipment                 31,657       36,693        33,182            24,088        7,284
Intangible assets, net                             2,604       16,259        12,464                 -            -
Other long-term assets                             2,544        4,108         5,762             3,134        1,158
                                             -----------  -----------   -----------       -----------   ----------

  Total assets                               $    60,890  $    96,844   $   133,438       $    70,033   $   11,934
                                             ===========  ===========   ===========       ===========   ==========

Current liabilities                          $    20,466  $    26,938   $    18,739       $     9,315   $    2,861
Obligations under capital leases,
  excluding current installments                   8,034        6,397         6,809            11,330        3,834
Notes payable                                     77,191       72,800        83,720                 -            -
Other long-term liabilities                            -          202             -               169          103
                                             -----------  -----------   -----------       -----------   ----------

  Total liabilities                              105,691      106,337       109,268            20,814        6,798
Total stockholders' (deficit)/equity             (44,801)      (9,493)       24,170            49,219        5,136
                                             -----------  -----------   -----------       -----------   ----------

                                             $    60,890  $    96,844   $   133,438       $    70,033   $   11,934
                                             ===========  ===========   ===========       ===========   ==========

Summary Network Data:

Number of operational ATMs at end of
  period                                           2,634        2,283         1,271               693          166
ATM transactions during the period            52,663,000   32,938,000    15,467,000         5,758,000    1,138,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

General Overview

Euronet Worldwide is a leading provider of secure electronic financial transaction solutions. The Company provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile operators. The Company operates an independent automated teller machine ("ATM") network of over 2,600 ATMs in Europe and the United States, and through its software subsidiary, Euronet USA Inc. (formerly, Arkansas Systems, Inc.)("Euronet USA"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet Worldwide thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eleven offices in Europe and three in the United States, the Company offers its solutions in more than 60 countries around the world.

Euronet Worldwide and its subsidiaries operate in two business segments: (1) a segment providing secure processing of financial transactions (the "Network Services Segment"); and (2) a segment producing application software for the processing of secure electronic financial transaction (the "Software Solutions Segment"). In addition, the Company's management divides the Network Services Segment into three sub-segments: "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment" (including Germany, France and the United Kingdom) and "Other Operations Sub-segment" (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment, which provides corporate and other administrative services that are not directly identifiable with the two business segments (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior period segment information has been restated to conform to the current period's presentation. (See Note 19 to the Consolidated Financial Statements - Business segment information.)


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

The Company's total revenues increased to $52.7 million for the year ended December 31, 2000 from $41.5 million for the year ended December 31, 1999 and $11.9 million for the year ended December 31, 1998. The increase in revenues from 1999 to 2000 is primarily due to two factors: (1) a $10.4 million increase in Network Services Segment revenues resulting from the increase in transaction volumes in the Company owned ATMs and an increase in the number of ATMs operated by the Company during this period; and (2) an increase of $800,000 in Software Solutions Segment revenues. The increase in revenues from 1998 to 1999 is primarily due to two factors: (1) a $15.0 million increase in Network Services Segment revenues resulting from the increase in transaction volume attributable to an increase in the number of ATMs operated by the Company during this period; and (2) the addition of $14.6 million of Software Solutions Segment revenues. Revenues for the years ended December 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

Total operating expenses increased to $88.1 million for the year ended December 31, 2000 from $68.3 million for the year ended December 31, 1999 and from $34.5 million for the year ended December 31, 1998. The increase from 1999 to 2000 can be broken down by segment as follows: (1) a $3.5 million increase in Network Services Segment operating costs due to growth in the size of the network operations; (2) a $15.2 million increase in Software Services Segment due to write down of intangibles of $11.2 million and investment in personnel and resources; and (3) a $1.1 million increase in Corporate Services Segment operating costs due to the expended operations. The increase from 1998 to 1999 can be broken down by segment as follows: (1) a $13.0 million increase in Network Services Segment operating costs, (2) the addition of $19.6 million of Software Solutions Segment operating costs, and (3) a $1.2 million increase in Corporate Services Segment operating costs. Operating expenses for the years ended December 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

The Company generated an operating loss of $35.4 million for the year ended December 31, 2000 compared to $26.8 million for the year ended December 31, 1999 and $22.6 million for the year ended December 31, 1998. The increased operating loss from 1999 to 2000 is due to the net effect of three factors: (1) a $6.8 million decrease in the operating loss from the Company's Network Services Segment; (2) a $14.3 million increase in the operating loss from the Company's Software Solutions Segment; and (3) a $1.1 million increase in the operating loss from the Company's Corporate Services Segment. The increased operating loss from 1998 to 1999 is due to the net effect of three factors: (1) a $1.9 million decrease in operating losses from the Company's Network Services Segment; (2) the addition of $4.8 million in operating losses from the Company's Software Solutions Segment; and (3) a $1.3 million increase in operating losses from the Company's Corporate Services Segment. The results of segment operations expenses for the years ended December 31, 2000 and 1999 are discussed more fully in the Segment Results of Operations section below.


SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

(In thousands)                       Revenues             Operating Loss
                                     --------             --------------

Year ended December 31,           2000       1999        2000        1999
----------------------            ----       ----        ----        ----

Network Services
  Central Europe               $18,599    $12,664    $ (3,070)   $ (8,019)
  Western Europe                16,615     12,637      (2,286)     (3,840)
  Other                          1,700      1,202        (709)     (1,048)
                               -------    -------    --------    --------
Total Network Services          36,914     26,503      (6,065)    (12,907)
Software Solutions              16,006     15,149     (21,469)     (7,141)
Corporate Services                   -          -      (7,862)     (6,750)
Inter segment eliminations        (180)      (180)          -           -
                               -------    -------    --------    --------

Total                          $52,740    $41,472    $(35,396)   $(26,798)
                               =======    =======    ========    ========


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NETWORK SERVICES SEGMENT

Total segment revenues increased by $10.4 million or 39% to $36.9 million for the year ended December 31, 2000 from $26.5 million for the year ended December 31, 1999. The increase in revenues is due primarily to the significant increase in transaction volume and an increase in the number of ATMs operated by the Company during these periods. The Company had 2,283 ATMs installed as of December 31, 1999 and processed 32.9 million transactions for the year ended December 31, 1999. As of December 31, 2000, the Company's owned and operated ATM network increased by 351 ATMs, or 15%, to a total of 2,634 ATMs, of which 72% are owned by the Company and 28% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 52.7 million transactions for the year ended December 31, 2000, an increase of 19.8 million transactions, or 60%, over the year ended December 31, 1999.

Revenues for the Central European Sub-segment totaled $18.6 million for the year ended December 31, 2000 as compared to $12.7 million for the year ended December 31, 1999, an increase of 47%. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,203 at December 31, 1999 to 1,391 at December 31, 2000, and increased transaction volumes.

Revenues for the Western European Sub-segment totaled $16.6 million for the year ended December 31, 2000 as compared to $12.6 million for the year ended December 31, 1999, an increase of 31%. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 621 at December 31, 1999 to 787 at December 31, 2000, and increased transaction volumes.

Revenues for the Other ATM Operations Sub-segment were $1.7 million for the year ended December 31, 2000 as compared to $1.2 million for the year ended December 31, 1999, an increase of 41%. The revenues from this segment are the result of the acquisition of the Dash network located in the United States in August 1999.

Of total segment revenue, approximately 87% is attributable to those ATMs owned by the Company for the year ended December 31, 2000 and 94% for the year ended December 31, 1999. Of total transactions processed, approximately 78% is attributable to those ATMs owned by the Company for the year ended December 31, 2000 and 76% for the year ended December 31, 1999. The Company believes the shift from a largely proprietary, Euronet Worldwide owned ATM network to a more balanced mix between proprietary ATMs and customer- owned ATMs is a positive development and will provide higher marginal returns on investments.

Transaction fees charged by the Company vary for the three types of ATM transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because the relevant card issuer does not give authorization. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other two types of transactions are generally substantially less. Transaction fees payable under the electronic recharge solutions sold by the Company are included in Network Services Segment revenues and vary substantially from market to market and based upon the specific prepaid solution and the denomination of prepaid hours purchased. Generally the range of transaction fees vary from $1.10 to $1.80 per prepaid mobile recharge purchase.

Operating Expenses

Total segment operating expenses increased to $43.0 million for the year ended December 31, 2000 from $39.4 million for the year ended December 31, 1999. The increases are due primarily to costs associated with the growth in the numbers of ATMs and expansion of the Company's operations during the period.

The Company recorded an $800,000 write-down of certain ATM hardware assets associated with the purchase of the Budapest Bank ATM network in May 2000 and the Service Bank ATM network in March 1999 (see Note 10 to Consolidated Financial Statements - Asset Write Down). In addition, the Company recorded a one-time gain in its Central European Sub-segment of $1.2 million. The gain is related to a change in Hungarian law that eliminates a major portion of the Company's liability for import taxes on ATM hardware to the Hungarian government. The gain is included as an element of direct operating costs.

The operating expenses for the Central European Sub-segment totaled $21.7 million for the year ended December 31, 2000 as compared to $20.7 million for the year ended December 31, 1999, an increase of 5%. The increase in operating expenses is largely the result of an increase in the number of ATMs operated by the Company from 1,203 at December 31, 1999 to 1,391 at December 31, 2000, and increased transaction volumes.

The operating expenses for the Western European Sub-segment totaled $18.9 million for the year ended December 31, 2000 as compared to $16.5 million for the year ended December 31, 1999, an increase of 15%. The increase in operating expenses is largely the result of an increase in the number of ATMs operated by the Company from 621 at December 31, 1999 to 787 at December 31, 2000, and increased transaction volumes.

The operating expenses for the Other ATM Operations Sub-segment were $2.4 million for the year ended December 31, 2000 as compared to $2.2 million for the year ended December 31, 1999, an increase of 9%. The operating expenses from this segment are the result of the acquisition of the Dash network located in the United States in August 1999 and the unallocated costs associated with the Company's processing facilities.

Direct operating costs in the Network Services Segment consist primarily of: ATM installation costs; ATM site rentals; and costs associated with maintaining ATMs, ATM telecommunications, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $24.4 million for the year ended December 31, 2000 from $21.9 million for the year ended December 31, 1999. The increase in direct operating costs is primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. Also, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totalled $3.5 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively. Direct operating costs for 2000 include a one-time gain of $1.2 million due to a change in Hungarian law that eliminates a major portion of the Company's liability for import taxes on ATM hardware. Direct operating costs also include a $657,000 gain realized in 1999 from the sale of the Croatian network assets. The components of direct operating costs for the years ended December 31, 2000 and 1999 were:

                (in thousands)                   Years ending December 31,
                                                 -------------------------
                                                         2000         1999
                                                         ----         ----
ATM communication                                     $ 4,183      $ 3,982

ATM cash filling and interest on network cash           7,426        5,900
ATM maintenance                                         3,987        2,967
ATM site rental                                         2,258        2,421
ATM installation                                          675          783
Transaction processing and ATM monitoring               5,242        4,205
Other                                                     600        1,663
                                                      -------      -------

Total direct operating expenses                       $24,371      $21,921
                                                      =======      =======

As a percentage of network revenue, direct operating costs fell from 83% for the year ended December 31, 1999 to 66% for the year ended December 31, 2000. On a per ATM basis the direct operating costs fell from $12,782 per ATM for the year ended December 31, 1999 to $9,807 per ATM for the year ended December 31, 2000, an improvement of 23%. On a per transaction basis the direct operating costs fell from $0.66 per transaction for the year ended December 31, 1999 to $0.46 per transaction for the year ended December 31, 2000, an improvement of 30%.

Segment salaries and benefits increased to $7.4 million for the year ended December 31, 2000 from $7.2 million for the year ended December 31, 1999, an increase of 3%. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe as well as some increases in staff levels at the processing center required to maintain quality service in line with the rising transaction volumes. As a percentage of Network Services Segment revenue, salaries and benefits fell from 27% for the year ended December 31, 1999 to 20% for the year ended December 31, 2000.

Selling, general and administrative costs allocated to the Network Services Segment decreased to $2.4 million for the year ended December 31, 2000 from $2.9 million for the year ended December 31, 1999. The $500,000 cost decrease for the year ended December 31, 2000 results from the net effect of (1) a $600,000 increase in the allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, as discussed above, from $2.9 million for the year ended December 31, 1999 to $3.5 for the year ended December 31, 2000 and (2) a $100,000 increase in costs associated with the expansion of the Company's network operations.

Depreciation and amortization increased to $8.0 million for the year ended December 31, 2000 from $7.4 million for the year ended December 31, 1999. The increases are due primarily to the increase in the number of owned ATMs as discussed previously. The Company also recorded an $800,000 write-down of certain ATM hardware assets for the year ended December 31, 2000, as previously discussed.

Operating Loss

The total Network Services Segment operating loss decreased to $6.1 million for the year ended December 31, 2000 from $12.9 million for the year ended December 31, 1999, an improvement of 53%, as a result of the factors discussed above. The Central European Sub-segment recorded an operating loss of $3.1 million for the year ended December 31, 2000 compared to a loss of $8.0 million for the year ended December 30, 1999, an improvement of 61%, as a result of the factors discussed above. The Western European Sub-segment operating loss decreased to $2.3 million for year ended December 31, 2000 compared to a loss of $3.8 million for the year ended December 31, 1999, an improvement of 39%, as a result of the factors discussed above. The Other ATM Operations Sub-segment incurred an operating loss of $700,000 for the year ended December 31, 2000 compared to a loss $1.0 million for the year ended December 31, 1999, an improvement of 30%, as a result of the factors discussed above.


SOFTWARE SOLUTIONS SEGMENT

Software Solutions Revenue

Revenues from the Software Solutions Segment totaled $16.0 million before inter-segment eliminations for the year ended December 31, 2000 as compared to revenue of $15.1 for the year ended December 31, 1999. Software revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. The components of software solutions revenue for the years ended December 31, 2000 and 1999 were:

(in thousands)                     Years ending December 31,
                                   -------------------------
                                           2000         1999
                                           ----         ----
Software license fees                   $ 4,117      $ 2,430
Professional service fees                 6,867        8,298
Maintenance fees                          4,487        4,051
Hardware Sales                              535          370
                                        -------      -------

Total direct operating expenses         $16,006      $15,149
                                        =======      =======


The increases in software license fees from 1999 to 2000 can be attributed to an increased number of software sales contracts signed in 2000 as compared to 1999, primarily in the first half of the year 2000. Sales of the Company's core software products have dropped off substantially in the third and fourth quarter of 2000 and are expected to be soft again during 2001. The Company believes that revenues of the Software Solutions Segment will increasingly be derived from the Company's new set of software solutions, including its wireless banking solutions.

The decreases in professional service fees from 1999 to 2000 can be attributed to increased efficiency in the installation of software.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At December 31, 2000 the revenue backlog was $3.5 million, as compared to December 31, 1999 the revenue backlog was $3.1 million. The increase in backlog from December 31, 1999 results principally from growth in software sales. It is management's intention to continue to focus on expediting delivery and implementation of software in an effort to reduce backlog while continuing sales growth.

There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. In addition, the Company recorded a $11.2 million one-time write down of goodwill and other identifiable intangible assets associated with the Company's purchase of Euronet USA in December 1998 (see Note 10 to Consolidated Financial Statements - Asset Write Down). Total segment operating expenses increased to $37.5 million for the year ended December 31, 2000 from $22.3 million for the year ended December 31, 1999. The components of software solutions operating costs for the years ended December 31, 2000 and 1999 were:

(in thousands)                         Years ending December 31,
                                       -------------------------
                                               2000         1999
                                               ----         ----
Direct operating costs                      $   800      $ 1,089
Salaries and benefits                        18,004       13,953
Selling, general and administrative           5,266        4,565
Depreciation and amortization                 2,215        2,683
Asset write down                             11,190            -
                                            -------      -------

Total direct operating expenses             $37,475      $22,290
                                            =======      =======


The Company has made planned increases in staff in order to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. These staff increases have resulted in a significant increase in salaries and benefits, which has contributed to the net losses of the Software Solutions Segment for the years ended December 31, 2000 and 1999. In January 2001, a reduction in the work force took place with the objective being to reduce costs to bring them more in line with the anticipated revenue.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. In particular, the Company has invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on the Company's ATM network. In addition, the Company continues to invest in the on-going development of products that were recently introduced to the market. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed increased to $6.7 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999. Of this total figure, $1.0 million and $322,000 were capitalized, as at December 31, 2000 and 1999, respectively, in conjunction with the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Operating Loss

The Software Solutions Segment incurred an operating loss of $21.5 million for the year ended December 31, 2000 and $7.1 million for the year ended December 31, 1999 as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment increased to $7.9 million for the year ended December 31, 2000 from $6.8 million for the year ended December 31, 1999. The components of corporate services operating costs for the years ended December 31, 2000 and 1999 were:


(in thousands)                         Years ending December 31,
                                       -------------------------
                                               2000         1999
                                               ----         ----

Salaries and benefits                        $3,813       $3,335
Selling, general and administrative           3,841        3,270
Depreciation and amortization                   208          145
                                             ------       ------

Total direct operating expenses              $7,862       $6,750
                                             ======       ======


The Company's expansion of its network infrastructure, and increases in corporate and administrative capabilities are the primary reasons for these increased expenditures.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $1.1 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999 and from $2.5 million for the year ended December 31, 1998. The decrease is the result of the decrease in investment securities and cash as a result of negative cash flow from operations and capital expenditures.

Interest Expense

Interest expense decreased to $10.8 million for the year ended December 31, 2000 from $10.9 million for the year ended December 31, 1999 and increased from $7.8 million for the year ended December 31, 1998. The decrease from 1999 to 2000 is due to exchange rate differences as the majority of the debt is denominated in Deutsche Mark. The increase from 1998 to 1999 is the result of accretion of the Company's Notes Payable for a full year in 1999 in comparison to 6 months' accretion in 1998.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange loss of $3.2 million for the year ended December 31, 2000, as compared to $2.1 million for the year ended December 31, 1999, and $1.9 million for the year ended December 31, 1998. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

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

Net Loss

The Company's net loss increased to $49.6 million for the year ended December 31, 2000, as compared to $30.9 million for the year ended December 31, 1999 and $28.4 million for the year ended December 31, 1998, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $123.8 million, investments in property, plant and equipment of approximately $52.8 million and acquisitions of $24.6 million.

At December 31, 2000 the Company had cash and cash equivalents of $7.2 million and working capital of $3.6 million. The Company had $2.1 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials (See Note 7 to the Consolidated Financial Statements - Restricted cash). In addition to the assets held on the balance sheet at December 31, 1999 the Company held repurchased notes payable with a face value of 48.4 million Deutsche Marks ($23.3 million as at December 31, 2000 based on a USD to DM rate of 1:2.08) and a fair market value at December 31, 2000 of $9.3 million (See Note 20 to the Consolidated Financial Statements - Financial instruments).

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility was available to be drawn upon until December 28, 2000, with repayment of any draws being due June 28, 2001. On December 28, 2000 the facility was amended and renewed for a further six months and is available to be drawn until June 28, 2001 with repayments of any draws being due December 28, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro- rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional fee of 100,000 warrants, on the same terms, was paid for the subsequent extension of the facility. Warrants are to be issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of March 1, 2001, the Company had not made any draws under the Credit Agreement.

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

The Company leases many of its ATMs under capital lease arrangements that expire between 2001 and 2005. The leases bear interest between 8% and 12% per annum. As of December 31, 2000 the Company owed $11.5 million under such capital lease arrangements. (See Note 15 to the Consolidated Financial Statements - Leases.)

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for 2001 are expected to be approximately $6.2 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities in 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects that the benefits of a restructuring program commenced in the first quarter of 2001 will reduce the operating losses and bring operating costs more in line with anticipated revenues. The Company believes that the credit facility, certain asset sales and cash and cash equivalents will provide the Company with sufficient capital until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $7.2 million at December 31, 2000 from $15.0 million at December 31, 1999 is due primarily to the net effects of working capital movements, foreign exchange gains and losses, the settlement of a forward foreign exchange contract, private placement of common shares, capital expenditures and capital lease payments, and operating losses for the year ended December 31, 2000. (See Note 21 to the Consolidated Financial Statements - Reconciliation of net loss to net cash used in operating activities and the Consolidated Statements of Cash Flows.)

Restricted Cash

Restricted cash decreased to $2.1 million at December 31, 2000 from $10.9 million at December 31, 1999. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, to cover guarantees for financial instruments and as deposits with customs officials. The decrease resulted primarily from the settlement of the forward foreign exchange contracts using restricted cash and a release of restricted cash resulting from the posting of a surety bond with the Hungarian banking institution that supplies cash to the Company's ATM network in Hungary.

Trade Accounts Receivable

Trade accounts receivable increased to $9.5 million at December 31, 2000 from $7.9 million at December 31, 1999 due primarily to sales from the Software Solutions Segment and increased Network Services Segment revenues.

Property, Plant and Equipment

Net property, plant and equipment decreased to $31.7 million at December 31, 2000 from $36.7 million at December 31, 1999. This decrease is due primarily to a reduction in the rate of installation of ATMs and fixed asset additions. Fixed asset depreciation was in excess of fixed asset additions, and the write-off of $800,000 in ATM hardware further reduced the net fixed asset position.

Intangible Assets

The decrease in net intangible assets to $2.6 million at December 31, 2000 from $16.3 million at December 31, 1999 is due primarily to the $11.2 million write-down of goodwill and other identifiable intangible assets associated with the Software Solutions Segment (see Note 9 to the Consolidated Financial Statements-Intangibles). In addition, the decrease is the result of amortization of purchased intangibles acquired in the Euronet USA acquisition in 1998, and the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $20.5 million at December 31, 2000 from $26.9 million at December 31, 1999. This decrease is due primarily to decreases in accrued expenses, billings in excess of costs and estimated earnings on software installation costs and settlement of the forward foreign exchange contracts.

Capital Leases

Total capital lease obligations including current installments increased to $11.5 million at December 31, 2000 from $10.6 million at December 31, 1999. This increase is due primarily to additional capital leases resulting from the Company's purchase of Budapest Bank's ATM network, consisting of 147 ATMs on May 1, 2000.


Notes Payable

Notes payable increased to $77.2 million at December 31, 2000 from $72.8 million at December 31, 1999. This is the result of several transactions as follows:

                                                                  (In millions)
Balance at December 31, 1999                                         $72.8
Unrealized foreign exchange gain (DEM vs. US$)                        (4.4)
Accretion of bond interest                                             8.8
                                                                     -----

Balance at December 31, 2000                                         $77.2

Stockholders' Deficit

Stockholders' deficit increased to $44.8 million at December 31, 2000 from $9.5 million at December 31, 1999. This is due to the net loss for the year ended December 31, 2000 of $49.6 million which was offset by an increase in additional paid in capital of $14.4 million due to the sale of 1,882,723 shares of common stock for proceeds of $13.0 million, the issue of $400,000 of warrants and the exercise of 390,231 stock options for proceeds of $900,000.

Year 2000 Compliance

The Company's European and U.S. Year 2000 compliance teams reported no material Year 2000 problems during the advent of the year 2000, either with Euronet's own systems or the systems of its customers. The Company is unaware of any material Year 2000 complications to date.

Impact of New Accounting Pronouncements Not Yet Adopted

SFAS 133

The Company is required to adopt Statement of Financial Accounting Standard
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 for US GAAP reporting as of 1 January 2001. SFAS 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives).

In accordance with SFAS No. 133, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for movements in fair value of derivatives depends upon whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, the Company may elect to designate a derivative instrument as a hedge of exposures. If the hedged exposure is a fair value exposure, movements in fair value are recognized in earnings with the offsetting gain or loss on the hedged item attributable to the hedged risk. If the hedged exposure is a cash flow exposure, the effective portion of the movement in fair value of the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings at the time the forecasted transaction impacts earnings. Amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of movements in fair value of the derivative instrument are reported in earnings in the current period. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If a derivative instrument is not designated as a hedge, movements in the fair value of derivative instruments are recognized in earnings.

Under the provisions of SFAS No. 133, the method that the Company will use to assess effectiveness of a hedge, as well as the measurement approach for determining the ineffectiveness of a hedge, must be established at the inception of a hedge. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for entering into the transaction. This process includes linking derivatives designated as fair value or cash flow hedges to specific assets, liabilities or firm commitments on forecasted transactions. This process is repeated on a periodic basis. If at any time the Company determines a hedge is no longer effective, hedge accounting is immediately discontinued and the derivative is marked to market with any gain or loss recorded in earnings.

The Company adopted the provisions of SFAS No. 133 on 1 January 2001 and this had no impact on the Company's consolidated financial statements as the Company does not have any derivative financial instruments. Future changes in the fair value for any remaining trading securities will be recorded through earnings. Changes in fair value of available for sale securities will be recorded in other comprehensive income.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Foreign Exchange Exposure

In 2000, 30% of the Company's revenues were generated in Poland and Hungary, as compared to 27% in 1999 and 73% in 1998. The 2000 figure has increased due to the increase in revenues for the Polish operations. In Hungary the majority of revenues received are denominated in Hungarian Forint and in Poland, the majority of revenues are denominated in Polish Zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian Forint, Polish Zloty and the British Pound Sterling against the U.S. dollar, would have the combined effect of a $7.1 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at December 31, 2000 was $37.5 million compared to a carrying value of $77.2 million. A 1% increase from prevailing interest rates at December 31, 2000 would result in a decrease in fair value of notes payable by approximately $1.5 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity. (See Note 20 to the Consolidated Financial Statements - Financial Instruments)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                             EURONET SERVICES INC.
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                                                                   28

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999                                                      29

Consolidated Statements of Operations and Comprehensive Loss for the years ended
     December 31, 2000, 1999 and 1998                                                                                          31

Consolidated Statements of Changes in Stockholders' (Deficit)/Equity for the years ended
     December 31, 2000, 1999 and 1998                                                                                          32

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                                     35

Notes to Consolidated Financial Statements                                                                                     35


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Euronet Services Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Services Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit)/equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Services Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

KPMG
Warsaw, Poland


February 9, 2001

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                              December 31,
                                                                                              -----------

                                                                                         2000             1999
                                                                                        -----             ----
                                                                                             (in thousands)
Assets
------
Current assets:
     Cash and cash equivalents (note 7)                                              $  7,151           $ 15,037
     Restricted cash (note 6)                                                           2,103             10,929
     Investment securities (note 7)                                                         -                750
     Trade accounts receivable (less allowance for doubtful accounts
          of $740,000 in 2000 and $381,000 in 1999, note 17)                            9,485              7,888
     Costs and estimated earnings in excess of billings
          on software installation contracts (note 8)                                   1,117                667
     Income taxes receivable (note 16)                                                      -                818
     Prepaid expenses and other current assets                                          4,229              3,695
                                                                                     --------           --------

     Total current assets                                                              24,085             39,784
                                                                                     --------           --------

Property, plant, and equipment (note 10 and 15):
     Equipment - Automatic teller machines                                             41,691             41,253
     Vehicles and office equipment                                                      2,451              2,363
     Computers and software                                                             8,628              7,806
                                                                                     --------           --------
                                                                                       52,770             51,422
     Less accumulated depreciation and amortization                                   (21,113)           (14,729)
                                                                                     --------           --------

     Net property, plant, and equipment                                                31,657             36,693

     Intangible assets, net (notes 9 and 10)                                            2,604             16,259
     Deposits                                                                              45              1,355
     Deferred income taxes (note 16)                                                      424                460
     Other assets, net (notes 3(i))                                                     2,075              2,293
                                                                                     --------           --------

Total assets                                                                         $ 60,890           $ 96,844
                                                                                     ========           ========

See accompanying notes to the consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

                     Consolidated Balance Sheets (cont'd)

                                                                                          December 31,
                                                                                          ------------

                                                                                       2000           1999
                                                                                       ----           ----
Liabilities and Stockholders' Deficit                                                     (in thousands)
-------------------------------------
Current liabilities:
     Trade accounts payable                                                         $   5,223       $  5,768
     Current installments of obligations under capital leases (note 15)                 3,466          4,188
     Accrued expenses and other current liabilities                                     6,397         12,631
     Advance payments on contracts                                                      2,155          1,321
     Income taxes payable (note 16)                                                       350              -
     Billings in excess of costs and estimated earnings
          on software installation contracts (note 8)                                   2,875          3,030
                                                                                    ---------       --------
Total current liabilities                                                              20,466         26,938

     Obligations under capital leases, excluding
          current installments (note 15)                                                8,034          6,397
     Notes payable (note 11)                                                           77,191         72,800
     Other long-term liabilities                                                            -            202
                                                                                    ---------       --------

Total liabilities                                                                     105,691        106,337
                                                                                    ---------       --------

Stockholders' deficit (note 4):
     Common stock, $0.02 par value. Authorized 30,000,000 shares;
          issued and outstanding 17,814,910 shares in 2000 and
          15,541,956 shares in 1999 (note 12)                                             356            311
     Additional paid in capital (note 11)                                              81,327         66,969
     Treasury stock                                                                      (140)            (3)
     Employee loans for stock (note 25)                                                  (561)          (794)
     Subscription receivable                                                              (59)           (50)
     Accumulated deficit                                                             (123,811)       (74,260)
     Restricted reserve (note 5)                                                          784            784
     Accumulated other comprehensive loss                                              (2,697)        (2,450)
                                                                                    ---------       --------

     Total stockholders' deficit                                                      (44,801)        (9,493)
                                                                                    ---------       --------

Total liabilities and stockholders' deficit                                         $  60,890       $ 96,844
                                                                                    =========       ========

See accompanying notes to the consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Loss




                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                   2000            1999            1998
                                                                   ----            ----            ----
                                                                   (in thousands, except per share data)
Revenues:
     ATM network and related revenue                              $    36,913     $    26,503     $    11,525
     Software, maintenance and related revenue                         15,827          14,969             356
                                                                  -----------     -----------     -----------
     Total revenues                                                    52,740          41,472          11,881

Operating expenses:
     Direct operating costs                                            24,988          22,830          10,036
     Salaries and benefits (note 18)                                   29,265          24,477           9,831
     Selling, general and administrative                               11,531          10,725           8,650
     Depreciation and amortization                                     10,384          10,238           4,955
     In-process research and development write-off (note 4)                 -               -           1,020
     Asset write down (note 10)                                        11,968               -               -
                                                                  -----------     -----------     -----------
     Total operating expenses                                          88,136          68,270          34,492
                                                                  -----------     -----------     -----------

Operating loss                                                        (35,396)        (26,798)        (22,611)

Other income/(expense):
     Interest income                                                    1,089           1,950           2,514
     Interest expense (note 11)                                       (10,829)        (10,899)         (7,826)
     Foreign exchange loss, net (note 14)                              (3,227)         (2,110)         (1,911)
                                                                  -----------     -----------     -----------
                                                                      (12,967)        (11,059)         (7,223)
                                                                  -----------     -----------     -----------

Loss before income tax and extraordinary item                         (48,363)        (37,857)        (29,834)

Income tax (expense)/benefit (note 16)                                 (1,188)          4,182          (1,430)
                                                                  -----------     -----------     -----------

Loss before extraordinary item                                        (49,551)        (33,675)        (31,264)

Extraordinary gain on early retirement of debt,
     net of applicable income taxes of $0 in 2000, $0 in
      1999 and $1,488,000 in 1998 (note 11)                                 -           2,760           2,889
                                                                  -----------     -----------     -----------

Net loss                                                              (49,551)        (30,915)        (28,375)

Other comprehensive income:
     Translation adjustment                                              (247)         (2,515)             65
                                                                  -----------     -----------     -----------

Comprehensive loss                                                $   (49,798)    $   (33,430)    $   (28,310)
                                                                  ===========     ===========     ===========

Loss per share - basic and diluted (note 3(o)):
     Loss before extraordinary item                               $     (3.00)    $     (2.21)    $     (2.06)
     Extraordinary gain                                                     -            0.18            0.19
                                                                  -----------     -----------     -----------
     Net loss                                                     $     (3.00)    $     (2.03)    $     (1.87)
                                                                  ===========     ===========     ===========

Weighted average number of shares outstanding                      16,499,699      15,252,030      15,180,651
                                                                  ===========     ===========     ===========

See accompanying notes to the consolidated financial statements.

                             EURONET SERVICES INC.
                                AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' (Deficit)/Equity

                                                                                   Employee   Additional
                                                                No. of    Common  Loans For     Paid in    Treasury
                                                                Shares    Stock     Stock       Capital      Stock
                                                              -----------------------------------------------------
                                                                           (in thousands, except share data)
Balance December 31, 1997                                     15,133,321  $  304    $     -    $  63,358   $     (4)

Warrants issue (note 11)                                               -       -          -        1,725          -
Stock options exercised (note 18)                                 80,132       3          -          175          -
Stock options granted in Euronet USA acquisition (note 4)              -       -          -           96          -
Subscription paid                                                      -       -          -            -          -
Translation adjustment                                                 -       -          -            -          -
Tax benefit from exercise of stock options (note 16)                   -       -          -          951          -
Share compensation expense (note 18)                                   -       -          -          108          -
Net loss for 1998                                                      -       -          -            -          -
                                                              -----------------------------------------------------

Balance December 31, 1998                                     15,213,453  $  307    $     -    $  66,413   $     (4)

Share compensation expense (note 18)                                   -       -          -          127          -
Stock options exercised (note 18)                                228,503       4          -          331          -
Sale of treasury stock                                           100,000       -          -          274          1
Warrants repurchase (note 11)                                          -       -          -         (176)         -
Employee loans for stock (note 25)                                     -       -       (794)           -          -
Translation adjustment                                                 -       -          -            -          -
Net loss for 1999                                                      -       -          -            -          -
                                                              -----------------------------------------------------

Balance December 31, 1999                                     15,541,956  $  311    $  (794)   $  66,969   $     (3)

Stock options exercised (note 18)                                390,231       8          -          941          -
Sale of common stock (note 12)                                 1,882,723      37          -       13,045          -
Warrants issue (note 12 and 13)                                        -       -          -          372          -
Subscriptions                                                          -       -          -            -          -
Employee loans for stock (note 25)                                     -       -        233            -       (137)
Translation adjustment                                                 -       -          -            -          -
Net loss for 2000                                                      -       -          -            -          -
                                                              -----------------------------------------------------
Balance December 31, 2000                                     17,814,910  $  356    $  (561)   $  81,327   $   (140)

See accompanying notes to the consolidated financial statements.

                             EURONET SERVICES INC.
                               AND SUBSIDIARIES

 Consolidated Statements of Changes in Stockholders' (Deficit)/Equity (cont'd)

                                                                                                         Accumulated
                                                                                                           Other
                                                              Subscription   Accumulated   Restricted   Comprehensive
                                                               Receivable     Deficit        Reserve    (Loss)/Income     Total
                                                              ------------------------------------------------------------------
                                                                                 (in thousands, except share data)
Balance December 31, 1997                                         $(253)    $ (14,970)        $784        $     -       $ 49,219

Warrants issue (note 11)                                              -             -            -              -          1,725
Stock options exercised (note 18)                                     -             -            -              -            178
Stock options granted in Euronet USA acquisition (note 4)             -             -            -              -             96
Subscription paid                                                   203             -            -              -            203
Translation adjustment                                                -             -            -             65             65
Tax benefit from exercise of stock options (note 16)                  -             -            -              -            951
Share compensation expense (note 18)                                  -             -            -              -            108
Net loss for 1998                                                     -       (28,375)           -              -        (28,375)
                                                              ------------------------------------------------------------------

Balance December 31, 1998                                         $ (50)    $ (43,345)        $784        $    65       $ 24,170

Share compensation expense (note 18)                                  -             -            -              -            127
Stock options exercised (note 18)                                     -             -            -              -            335
Sale of treasury stock                                                -             -            -              -            275
Warrants repurchase (note 11)                                         -             -            -              -           (176)
Employee loans for stock (note 25)                                    -             -            -              -           (794)
Translation adjustment                                                -             -            -         (2,515)        (2,515)
Net loss for 1999                                                     -       (30,915)           -              -        (30,915)
                                                              ------------------------------------------------------------------

Balance December 31, 1999                                         $ (50)    $ (74,260)        $784        $(2,450)      $ (9,493)

Stock options exercised (note 18)                                     -             -            -              -            949
Sale of common stock (note 12)                                        -             -            -              -         13,082
Warrants issue (notes 12 and 13)                                      -             -            -              -            372
Subscriptions                                                        (9)            -            -              -             (9)
Employee loans for stock (note 25)                                    -             -            -              -             96
Translation adjustment                                                -             -            -           (247)          (247)
Net loss for 2000                                                     -       (49,551)           -              -        (49,551)
                                                              ------------------------------------------------------------------

Balance December 31, 2000                                         $ (59)    $(123,811)        $784        $(2,697)      $(44,801)
                                                              ==================================================================

See accompanying notes to the consolidated financial statements.

                             EURONET SERVICES INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                Year Ended December 31,
                                                                                -----------------------

                                                                         2000            1999             1998
                                                                         ----            ----             ----
                                                                                    (in thousands)
Net cash used in operating activities (note 21)                        $(16,357)       $(20,371)        $(22,768)

Cash flows from investing activities:
     Fixed asset purchases                                               (3,428)         (8,685)          (9,740)
     Proceeds from sale of fixed assets                                     706           3,742              543
     Purchase of investment securities                                        -          (5,373)         (29,778)
     Proceeds from maturity of investment securities                          -           7,772           58,789
     Investment in subsidiaries, net of cash acquired                         -          (7,316)         (17,338)
     Net (decrease)/increase in loan receivable                             (13)             28               (8)
                                                                       --------        --------         --------

Net cash (used in)/provided by investing activities                      (2,735)         (9,832)           2,468

Cash flows from financing activities:
     Proceeds from the sale and leaseback of fixed assets                     -             827                -
     Proceeds from issuance of shares and other
          capital contributions                                          13,889             610              178
     Proceeds from issuance of notes payable and warrants                   378               -           83,100
     Costs to obtain loans                                                    -             (22)          (3,294)
     Repurchase of notes payable and warrants                                 -          (5,202)          (5,473)
     Repayment of obligations under capital leases                       (3,677)         (5,660)          (7,323)
     Increase/(decrease) in short-term bank borrowings                      192            (300)             142
     (Increase)/decrease in subscriptions receivable                         (9)              -              203
     Cash loaned to employees for purchase of common stock                  233            (794)               -
                                                                       --------        --------         --------

Net cash provided by/(used in) financing activities                      11,006         (10,541)          67,533
                                                                       --------        --------         --------

Effect of exchange differences on cash                                      200            (167)             865

Net (decrease)/increase in cash and cash equivalents                     (7,886)        (40,577)          48,098
Cash and cash equivalents at beginning of period                         15,037          55,614            7,516
                                                                       --------        --------         --------

Cash and cash equivalents at end of period                             $  7,151        $ 15,037         $ 55,614
                                                                       ========        ========         ========


Supplemental disclosures of cash flow information (note 22):
Interest paid during year                                              $  2,076        $  1,133         $  1,907
                                                                       ========        ========         ========

Income taxes refunded during year                                      $      -        $    839         $      -
                                                                       ========        ========         ========

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  Organization

       Euronet Services Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Services Inc. succeeded Euronet Holding N.V. as the group holding company.

       Euronet Services Inc. and its subsidiaries (the "Company" or "Euronet") is a provider of electronic financial solutions and transaction processing services to banks, financial institutions, and other companies. Euronet operates an automated teller machine ("ATM") network in Europe and the U.S., which serves banks and retail companies by accepting most international bankcards and proprietary cards issued by member banks. Some of the ATMs also perform certain deposit, sales or advertising functions. Euronet also provides ATM network management outsourcing services to banks or companies with their own networks. Euronet sells integrated software solutions for electronic payment and financial transaction delivery systems worldwide. Its software comprises a suite of products including a core system, Integrated Transaction Management ("ITM"), and compatible modular software for ATM and POS network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card management and processing, and corporate cash management and personal financial management access products.

       The subsidiaries of Euronet Services Inc., all of which are, directly or indirectly, wholly owned are:

       -  EFT Services Holding B.V., incorporated in the Netherlands
       - Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"), incorporated in Hungary
       - Euronet Adminisztracios Szolgaltato Kft. ("Administrative Services") (formerly SatComNet), incorporated in Hungary
       -  Bankomat 24/Euronet Sp. z o.o. ("Bankomat"), incorporated in Poland
       -  EFT-Usluge d o.o., incorporated in Croatia
       -  Euronet Services GmbH, incorporated in Germany
       -  EFT Services France SAS, incorporated in France
       -  Euronet Services spol. s.r.o., incorporated in the Czech Republic
       -  Euronet Services SRL, incorporated in Romania
       -  Euronet Services (UK) Limited, incorporated in the United Kingdom
       - Euronet USA Inc. (formerly Arkansas Systems, Inc.) ("Euronet USA") incorporated in Arkansas, United States of America
       - EFT Network Services LLC ("Dash"), incorporated in Arkansas, United States of America
       - Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)
       -  Euronet Eft Services Hellas, incorporated in Greece

(2)  Financial position and basis of preparation

       The Company generated an operating loss of $35.4 million and negative cash flows from operations of $16.4 million for the year ended December 31, 2000, primarily due to the significant costs associated with its investment in delivery, support, research and development in its software subsidiary which was acquired in December 1998. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities in 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects reduced operating expenses and improved operating performance due to a cost restructuring program introduced in the first quarter of 2001. The Company believes that the credit facility (see note 13), certain asset sales and cash and cash equivalents at December 31, 2000 will provide the Company with sufficient cash resources until it achieves positive cash flow.

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

       (g)  Goodwill and other intangible assets

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

       (h)  Impairment of long-lived assets

       The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets on a discounted cash flow basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


       (i)  Other assets

       Other assets include deferred financing costs, investments in affiliates, and loans receivables. Deferred financing costs represent expenses incurred to obtain financing which have been deferred and amortized over the life of the loan using the effective interest method.


       (j)  Investments in affiliates

       Investment in the common stock of EFT Network Services, LLC ("Dash"), a 33 1/3% owned affiliate until wholly acquired on August 13, 1999, was accounted for by the equity method until the date of acquisition. Under this method, the Company's share of net income or loss was reflected in the Company's investment account, and dividends received are treated as a reduction of the investment account. The fair value of the investment in excess of the underlying equity in net assets is amortized over 10 years. The acquisition on August 13, 1999 was accounted for under the purchase method of accounting (see note 4).

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

       (p)  Stock-based compensation

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to have been achieved. The Company has adopted the disclosure-only provisions of SFAS No. 123 (see Note 18).

       (q)  Reclassifications

       Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 2000 consolidated financial statement presentation.


(4)  Acquisitions

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

       The acquisition was accounted for as a purchase; accordingly, the results of operations have been included in the accompanying consolidated financial statements since January 1, 1999. The purchase price was allocated to assets acquired in the amount of $3.5 million based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $3.2 million was recorded as goodwill and is amortized over seven years.

       On August 13, 1999, Euronet USA purchased the remaining 66 2/3% interest in Dash for a consideration of $800,000 payable in 24 equal monthly installments commencing on July 1, 1999. Euronet USA has delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of Dash. As payments are made, the outstanding credit risk exposures related to the letters of credit are reduced proportionately. Euronet USA now owns a 100% interest in Dash.

       The acquisition was accounted for as a purchase; accordingly, the results of operations have been included in the accompanying consolidated financial statements since July 1, 1999. The purchase price was allocated to assets acquired of $680,000 based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $120,000 has been recorded as goodwill and is amortized over ten years.

       On November 30, 1998, the Company acquired the outstanding common stock of Euronet USA for purchase consideration of approximately $17.9 million (including incidental costs of $90,000 and fair value of stock options of $96,000). Euronet USA, with headquarters in Little Rock, Arkansas, sells payment and transaction delivery systems worldwide. Its main software products include ATM and network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card processing and corporate cash management and personal financial management access products. Euronet USA is the software provider to Euronet's ATM transaction processing center in Central Europe.

       The acquisition was accounted for as a purchase; accordingly, the results of operations are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired ($7.5 million) and liabilities assumed ($6.0 million) based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $16.4 million was allocated $1.0 million to in-process research and development ("IPRD"), $8.7 million to other identifiable intangible assets and the remaining $6.7 million to goodwill (see Note 9). This allocation was based on independent valuations performed at the time of acquisition. In-process research and development was written-off to operations at the date of the acquisition. In the third quarter of 2000 the remaining book value of intangibles and goodwill of $11.2 million was written down in accordance with SFAS No. 121 (see Note 10).


(5) Restricted reserve

       The restricted reserve arose from the provisions of Hungarian accounting law in relation to share capital contributed in foreign currency to Bank Tech and Administrative Services. Under these rules, a foreign currency capital contribution is recorded in the local accounting records of the companies using the rate when the capital was contributed. The foreign currency gain (or loss) which arises upon usage of the foreign currency is recorded as a separate non-distributable reserve.

       The reserve has remained frozen during the year as the laws in Hungary have now changed and no longer require this accounting. However, the change in the law is not retroactive and the historical reserve remains undistributable.

(6) Restricted cash

       The restricted cash balances as of December 31, 2000 and 1999, were as follows:

                                                        December 31,
                                                        ------------
                                                     2000          1999
                                                     ----          ----
                                                       (in thousands)

         ATM deposits                               $  710       $ 6,567
         Deposits for financial instruments              -         3,649
         Other                                       1,393           713
                                                    ------       -------

                                                    $2,103       $10,929
                                                    ======       =======


       The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover future charges.


(7) Investment securities

       The amortized cost for short-term held-to-maturity and available-for-sale securities by class security type at December 31, 2000 and 1999, were as follows:

                                                          December 31,
                                                          ------------

                                                        2000         1999
                                                        -----------------
                                                          (in thousands)
         Held-to-maturity:
         U.S. Federal Agency obligations                 $ -       $  750
         Corporate debentures                              -        2,305
                                                         ---       ------

        Total investments                                $ 0       $3,055
                                                         ====      ======

       Securities totaling $2,305,000 and $750,000 have been recorded in cash and cash equivalents and investment securities, respectively, on the balance sheet at December 31, 1999. In 2000 and 1999, the Company recorded a realized loss of $0 and $40,780, respectively, resulting from the sale of available-for-sale securities.



(8) Contracts in progress

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

       The software installation contracts in progress consist of the following:


                                                           December 31,
                                                           ------------

                                                        2000           1999
                                                        -------------------
                                                           (in thousands)

         Costs and estimated earnings on software
          installation contracts                       $ 11,911    $   7,872
         Less billings to date                          (13,669)     (10,235)
                                                       --------     --------

                                                       $ (1,758)   $  (2,363)
                                                       ========    =========


          Components are included in the accompanying consolidated balance sheets under the following captions:


                                                           December 31,
                                                           ------------

                                                        2000           1999
                                                        -------------------
                                                           (in thousands)
         Costs and estimated earnings in excess of
          billings on software installation contracts  $ 1,117       $   667
         Billings in excess of costs and estimated
          earnings on software installation contracts   (2,875)       (3,030)
                                                       -------       -------
                                                       $(1,758)      $(2,363)
                                                       =======       =======

(9) Intangibles

       Intangible assets are carried at amortized cost and consist of the following:

                                                           December 31,
                                                           ------------

                                                        2000           1999
                                                        -------------------
                                                           (in thousands)

         Goodwill                                      $2,973        $10,641
         Developed technology                               -          5,700
         Assembled workforce                                -          1,130
         Installed base                                     -          1,080
         Distributor/agent relationships                    -            380
         Trade-name                                         -            400
                                                       ------        -------

                                                        2,973         19,331
         Less accumulated amortization                   (369)        (3,072)
                                                       ------        -------

         Total                                         $2,604        $16,259
                                                       ======        =======

     Refer to Note 10 for details of the write down of intangibles in 2000.


(10) Asset Write Down

     During the third quarter of 2000, the Company reduced the carrying value of certain assets in accordance with SFAS No.121. The asset write-downs totaled $12.0 million, of which $11.2 million related to goodwill and other identifiable intangible assets associated with the Company's acquisition of Arkansas Systems, Inc. ("Euronet USA) in December 1998. The remaining $800,000 write- down related to the Company's ATM hardware inventory acquired associated with the Company's acquisition of the SBK ATM network in Germany and the Budapest Bank ATM network in Hungary.

     As a result of the Company's inability to achieve operating improvements, including software license and service orders for Euronet USA's traditional core product (ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through the first three quarters of 2000. The Company calculated the expected cash flows of the Company's Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in the third quarter of 2000, the Company recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Euronet USA. The Company considers the rapidly changing business environment surrounding electronic transaction payment systems software to be a primary indicator of any potential impairment of goodwill and other identifiable intangible assets related to the Company's Software Solutions Segment. The Company is in the process of repositioning Euronet USA in the market through development and release of a new set of products that are independent of Euronet USA's traditional core product lines, including a new, platform independent Java based transaction processing software package with wireless banking and messaging modules and a set of mobile phone prepaid recharge solutions. It has become apparent, based on market reaction to these new products, that these new products and solutions rather than Euronet USA's traditional ITM solution will be the primary source of software solutions revenues in the future.

     In order to determine the extent of the asset impairment and the related asset write-down, the Company estimated the discounted cash flows of the Software Solutions Segment products and services in determining the fair value of the goodwill and related identifiable intangible assets. The Company's estimate was based on historical results which have shown recurring operating losses since acquisition, current projections, and internal earnings targets, net of applicable taxes. The Company's discounted cash flow analysis indicated that the carrying value of intangible assets related to Euronet USA should be reduced to zero as of September 30, 2000. The net book value of the intangible assets prior to the write down was $11.2 million.

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

      Pursuant to the Company's indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants at December 31, 2000.

      During 1999, the Company repurchased notes with a face value of DM 22.0 million and 65,850 warrants for a total purchase price of $5.2 million. This repurchase was accounted for as an extinguishment of debt with a resulting $2.7 million (net of income taxes of $0) recognized as an extraordinary gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt extinguished ($8.1 million) and the consideration paid ($5.0 million), offset by the write-off of the allocated unamortized deferred financing costs ($300,000). Of the total purchase price of $5.2 million, $176,000 was allocated to the warrants based on their fair market value at the time of purchase and recorded as an adjustment to additional paid-in capital. Of the total extinguishment gain, $803,000 was recorded in the fourth quarter of 1999 relating to the purchase of notes with a face value of DM
      7.6 million on December 13, 1999.

      During December 1998, the Company repurchased notes with a face value of DM 26.4 million and 31,173 warrants for a total purchase price of $5.5 million. This repurchase was accounted for as an extinguishment of debt with a resulting $2.9 million (net of income taxes of $1.5 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($10.2 million) and the consideration paid ($5.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($341,000).



      The following table provides the composition of notes payable at December 31,:

                                                    2000        1999
                                                    ----------------
                                                     (in thousands)

        Principal amount                          $ 93,819    $100,113
        Unamortized discount                       (16,628)    (27,313)
                                                  --------    --------

        Carrying balance                          $ 77,191    $ 72,800
                                                  ========    ========


      The effective interest rate relating to the aforementioned notes payable was 13.09% for 2000 and 1999. The interest expense was approximately $8.8 million and $9.5 million for the years ended December 31, 2000 and 1999, respectively.

(12) Private Placement of Common Shares

     In July 2000, the Company entered into subscription agreements for the sale of 877,946 new common shares of the Company. Closing with respect to such sale took place on July 14, 2000 and August 29, 2000. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

     In April 2000, the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant the exemption provided in Regulation S of the Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at a weighted average exercise price of $12.50.

     In February 2000, the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents 90% of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement.

(13) Credit Facility

     On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown in the amount of $600,000. The facility was available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. On December 28, 2000 the facility was amended and renewed for a further six months and is available to be drawn until June 28, 2001 with repayment of any draws being due December 28, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro- rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional fee of 100,000 warrants, on the same terms, was paid for the subsequent extension of the facility. Warrants are to be issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of March 1, 2001, the Company had not made any draws under the Credit Agreement.


(14) Forward Foreign Exchange Contracts

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

     On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. At December 31, 2000, the Company had not entered into any further option contracts.

(15) Leases

     (a)  Capital leases

     The Company leases many of its ATMs under capital lease agreements that expire between 2001 and 2005 and bear interest at rates between 8% and 12%. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.

     The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:


                                                      December 31,
                                                      ------------

                                                    2000       1999
                                                  -------------------
                                                     (in thousands)
     ATMs                                         $13,924    $18,027
     Other                                            366        768
                                                  -------    -------

                                                   14,290     18,795
     Less accumulated amortization                 (3,429)    (4,813)
                                                  -------    -------

     Net book value                               $10,861    $13,982
                                                  =======    =======


     Depreciation of assets held under capital leases amounted to $2.0 million, $2.1 million, and $2.9 million for the years ended December 31, 2000, 1999, and 1998, respectively, and is included in depreciation and amortization expense.

     (b)  Operating leases

     The Company also has noncancelable operating rental leases for office space which expire over the next 3 to 9 years. Rent expense under these leases amounted to $1.4 million, $2.1 million, and $1.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     (c)  Future minimum lease payments

     Future minimum lease payments under the capital leases and the noncancelable operating lease (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are:




                                                            Capital   Operating
                                                            Leases      Leases
                                                            ------      ------

                                                              (in thousands)
     Year ending December 31,
     2001                                                     5,137       1,315
     2002                                                     4,470       1,049
     2003                                                     2,951         779
     2004                                                     1,512         515
     2005                                                       363         515
     2006 and thereafter                                          -          82
                                                            -------

     Total minimum lease payments                            14,433
     Less amounts representing interest                      (2,933)
                                                            -------

     Present value of net minimum capital lease payments     11,500

      Less current installments of obligations under capital leases   (3,466)
                                                                     -------

      Long term capital lease obligations                            $ 8,034
                                                                     =======
(16) Taxes


      The sources of (loss)/income before income taxes are presented as follows:


                                           Year Ended December 31,
                                           -----------------------

                                          2000       1999            1998
                                          ----       ----            ----

                                                 (in thousands)

      United States                       $(30,227)    $(19,866)    $ (8,985)
      Netherlands Antilles                       -           77          700
      Europe                               (18,136)     (18,068)     (21,549)
                                          --------     --------     --------

      Loss before income taxes            $(48,363)    $(37,857)    $(29,834)
                                          ========     ========     ========

      Total income tax (expense)/benefit for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

                                                                    Year Ended December 31,
                                                                    ------------------------

                                                             2000             1999          1998
                                                             ----             ----          ----

                                                                        (in thousands)
      Loss from continuing operations                     $(1,188)         $ 4,182       $(1,430)
      Extraordinary item                                        -                -        (1,488)
      Stockholders' (deficit)/equity for compensation
      expense for tax purposes in excess of
      amounts recognized for financial
      reporting purposes                                        -                -           951
                                                          -------          -------       -------

                                                         $(1,188)         $(4,182)      $(1,967)
                                                         =======          =======       =======

      The income tax benefit/(expense) from operations consisted of the following:


                                                             Year Ended December 31,
                                                              ----------------------

                                                     2000          1999         1998
                                                     ----          ----         ----

                                                             (in thousands)
      Current tax (expense)/benefit:

      U.S. Federal                               $   (838)      $ 1,828      $(1,430)
      Europe                                         (350)            -            -
                                                 --------       -------      -------

      Total current                                (1,188)        1,828       (1,430)
                                                 --------       -------      -------

      Deferred tax benefit/(expense):
      U.S. Federal                                      -         2,354            -
                                                 --------       -------      -------

      Total deferred                                    -         2,354            -
                                                 --------       -------      -------

      Total tax (expense)/benefit                $ (1,188)      $ 4,182      $(1,430)
                                                 ========       =======      =======



                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                  2000            1999       1998
                                                                 -----            ----       ----
                                                                            (in thousands)
     Income tax benefit at statutory rates                    $ 16,443         $11,933    $10,143
     Permanent differences                                        (186)         (1,078)    (1,191)
     Tax-exempt interest                                             -               -        520
     Stock options exercised                                         -               -       (931)
     Tax rate differences                                       (1,757)           (938)      (638)
     Adjustment to deferred tax asset for enacted
      changes in tax rates                                      (1,909)           (443)      (191)
     (Expiration)/utilization of tax loss carried forward         (716)         (1,700)       971
     Other                                                      (2,115)            176       (175)
     Change in valuation allowance                             (10,948)         (5,924)    (9,938)
                                                              --------         -------    -------

     Actual income tax (expense)/benefit                      $ (1,188)        $ 4,182    $(1,430)
                                                              ========         =======    =======


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

   The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:


                                                             December 31,
                                                             ------------
                                                         2000            1999
                                                         ----            ----
                                                            (in thousands)
     Deferred tax assets:
       Tax loss carryforwards                        $ 14,325        $ 11,526
       Stock compensation expense                       1,130           1,130
       Unrealized exchange rate differences             4,614           2,559
       Interest expense                                 7,164           4,327
       Accrued expenses                                 1,548           2,936
       Billings in excess of earnings                   1,108           1,036
       Other                                            2,145              16
                                                        -----              --
       Total deferred tax assets                       32,034          23,530
       Valuation allowance                            (30,689)        (19,741)
                                                      --------        --------
     Total deferred tax assets                          1,345           3,789
                                                        -----             ---

     Deferred tax liabilities:
       Property and equipment                              26             660
       Non-goodwill intangible assets                       -           2,333
       Capitalized research and development costs         515             109
       Earnings in excess of billings                     380             227
                                                          ---             ---

     Total deferred tax liabilities                       921           3,329
                                                          ---           -----

     Net deferred tax assets                         $    424        $    460
                                                     ========        ========

   The valuation allowance for deferred tax assets as of January 1, 2000, 1999 and 1998 was $19.7 million, $14.3 million and $4.8 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2000, 1999, and 1998 were increases of $10.9 million, $5.4 million and $9.5 million, respectively.

     The valuation allowance relates primarily to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 31, 2000, 1999 and 1998 of $46.9 million, $45.0 million and $32.9 million, respectively. The tax operating loss carryforwards will expire through 2004 for EFT-Uslage d o.o., The tax operating loss carryforwards will expire through 2005 for Euronet Adminisztracios Szolgaltato Kft., Euronet Banktechnikai Szolgaltato Kft.,Bankomat 24/Euronet Sp. Z o.o., Euronet SRL, and 2007 for Euronet Services spol. sro. The tax operating losses for Euronet Services Inc. and Euronet USA can be carried back two years and forward twenty years. The tax operating losses for Euronet Services Inc. and Euronet USA can be carried back two years and forward twenty years. The tax operating losses for Euronet GmbH and Euronet Services Ltd. can be carried forward indefinitely.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 2000 the Company has net operating loss carry forwards of approximately $46.9 million which will expire as follows:


                       Year ending
                       December 31,                 In thousands
                       ------------                 ------------
                          2001                         $ 1,479
                          2002                           4,108
                          2003                           7,860
                          2004                           8,771
                          2005                           7,541
                          2006                           1,014
                          2007 and thereafter           16,162
                                                        ------
                          Total                        $46,935
                                                       =======



(17) Valuation and Qualifying Accounts

                                                                 Additions
                                               Balance at        charged to     Amounts        Balance at
                                               January 1          expense       written off    December 31
                                               ---------          -------       -----------    -----------
                                                                         (in thousands)
     1998
     Allowance for doubtful accounts                  $-          $   291           $ -           $291
     1999
     Allowance for doubtful accounts              $  291          $    90           $ -           $381
     2000
     Allowance for doubtful accounts              $  381          $   408           $49           $740

(18) Stock plans

     The Company has established a share compensation plan that provides certain employees options to purchase shares of its common stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. At December 31, 2000, the Company has authorized options for the purchase of 6,463,991 shares of common shares, of which 4,584,508 have been awarded to employees and 2,441,928 remain unexercised.

     In accordance with a shareholders' agreement dated February 15, 1996 and amended on October 14, 1996, Euronet reserved 2,850,925 common shares for the purpose of awarding common shares ("milestone awards") to certain investors and options to acquire common shares ("milestone options") to the founders, management and key employees. The Company granted 800,520 milestone awards at an exercise price of $0.02 per share and 2,050,405 milestone options at an exercise price of $2.14 per share.

     Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2000 1,428,303 milestone options remain unexercised.

     Share option activity during the periods indicated is as follows:

                                                                     Number of
                                                                 Weighted-Average
                                                                      Shares         Exercise Price
                                                                    ----------       --------------
     Balance at December 31, 1997 (1,984,365 shares exercisable)    2,798,206             2.67
          Granted                                                     941,396             5.87
          Granted in Euronet USA acquisition                           63,410             4.44
          Exercised                                                   (80,132)            2.13
          Forfeited                                                  (100,289)            6.23
                                                                     ---------

     Balance at December 31, 1998 (2,174,412 shares exercisable)    3,622,591             3.46
          Granted                                                   1,140,830             5.02
          Exercised                                                  (228,503)            1.46
          Forfeited                                                  (233,194)            5.09
                                                                     ---------

     Balance at December 31, 1999 (2,379,729 shares exercisable)    4,301,724             3.87
          Granted                                                   1,237,000             7.24
          Exercised                                                  (390,231)            2.43
          Forfeited                                                  (563,985)            6.00
                                                                     ---------

     Balance at December 31, 2000 (2,441,928 shares exercisable)    4,584,508             4.65
                                                                    =========



     At December 31, 2000, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:


                                                     Weighted-Average
                                                        Contractual
     Range of           Number of  Weighted-Average    Remaining Life     Number     Weighted-Average
     Exercise Prices     Shares     Exercise Price        (years)       Exercisable   Exercise Price
     -----------------  ---------  ----------------  -----------------  -----------  ----------------
      0-1.39             359,506        $ 0.73              3.5           359,506          $ 0.73
      1.40-2.79        1,553,703          2.11              6.0         1,529,343            2.12
      2.80-4.18           71,471          3.33              7.1            32,143            3.32
      4.19-5.58          747,208          5.00              7.9           196,186            5.00
      5.59-6.97        1,190,396          6.38              8.0           194,971            5.90
      6.98-8.36          441,800          8.05              8.8             8,800            8.00
      8.36-9.76           22,000          8.69              9.6                 0            0.00
      9.77-11.15          62,004         10.57              5.3            35,317           10.62
      11.16-12.54         43,924         11.60              6.4            27,368           11.60
      12.55-13.94         92,496         13.94              5.8            58,294           13.94
                       ---------        ------                             ------          ------

                       4,584,508        $ 4.65              6.9         2,441,928          $ 3.00
                       =========        ======                          =========          ======

     The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date. For options granted prior to the initial public offering, the fair value was determined by taking into consideration the per share price at which the most recent sale of equity securities was made by Euronet to investors. For options granted after the initial public offering, the fair value is determined by the market price of the share at the date of grant. However, in contemplation of the initial public offering in March 1997, compensation expense was recognized in 1996 relating to all options granted during the fourth quarter of 1996. Such compensation expense was calculated as the excess of the fair market value of the underlying shares (determined as $4.22, which is the cash price per share at which GE Capital subscribed for preferred shares of Euronet in February 1997) over the exercise price of $2.14 per share. Euronet recorded $4,172,000 of compensation expense in the 1997 consolidated financial statements and an additional compensation expense of $343,000 with respect to these options was recognized over the remaining vesting period of such options. Of this amount, $0, $127,000 and $108,000 has been expensed in the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table provides the fair value of options granted during 2000, 1999 and 1998 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:


                                                                             Year ended December 31,
                                                                             -----------------------

                                                                        2000         1999         1998
                                                                        ----         ----         ----
        Expected volatility                                            82.0%         100%         100%
        Average risk-free rate                                         7.21%        6.61%         8.8%
        Average expected lives                                      5 years      5 years      5 years
        Weighted-average fair value (per share)                       $5.27        $1.71        $3.51


     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Euronet's net loss and net loss per share would have increased to the amounts indicated below:

                                                           Year ended December 31,
                                                           -----------------------

                                                    2000            1999           1998
                                                    ----            ----           ----

                                                    (in thousands, except per share data)
      Net loss-as reported                         $(49,551)      $(30,915)      $(28,375)
      Net loss-pro forma                           $(50,280)      $(32,606)      $(29,067)
      Loss per share-as reported                     $(3.00)        $(2.03)        $(1.87)
      Loss per share-pro forma                       $(3.05)        $(2.14)        $(1.91)

     Pro forma impact reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(19) Business segment information

     Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment network services to banks, retail and financial institutions (the "Network Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and net loss. Prior period segment information has been restated to conform to the current period's presentation.

     As the Network Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into Sub-segments. Accordingly, beginning in January 2000, the Company divided the Network Services Segment into three Sub-segments:
     "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment" (including Germany, France, and the United Kingdom) and "Other Operations Sub-segment" (including the United States and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting. The Company is unable to present Network Services Segment assets by Sub-segment as of December 31, 1999. Prior to January 1, 2000, certain assets that were used to provide support services to the Company as a whole were included in the assets in the balance sheet of the Company's wholly owned Hungarian subsidiary, Bank Tech. In order to segregate corporate assets from those of the Hungarian operations, these assets were transferred as of December 31, 1999, from Bank Tech to an existing Hungarian shell company, Administrative Services. Those assets are now shown under the Other Operations Sub-segment.

     The following tables present the segment results of the Company's operations for the years ended December 31, 2000, 1999 and 1998.

(In thousands)

                                                    Network Services
                                                    ----------------
                                                                         Network
For  the year ended                      Central    Western              Services    Software   Corporate
December 31, 2000                        Europe     Europe     Other      Total     Solutions    Services   Total
                                         ------     ------     -----      -----     ---------    --------   -----
Total revenues                          $ 18,599   $ 16,615   $ 1,700    $ 36,914    $ 16,006    $      -   $ 52,920
Total operating expenses                 (21,669)   (18,901)   (2,409)    (42,979)    (37,475)     (7,862)   (88,316)
                                        --------   --------   -------    --------    --------    --------   --------
Operating loss                            (3,070)    (2,286)     (709)     (6,065)    (21,469)     (7,862)   (35,396)
Interest income                              289         65       190         544         103         442      1,089
Interest expense                          (1,016)      (168)     (150)     (1,334)          -      (9,495)   (10,829)
Foreign exchange (loss)/gain, net           (616)      (494)     (155)     (1,265)          1      (1,963)    (3,227)
                                        --------   --------   -------    --------    --------    --------   --------
Net loss before income taxes            $ (4,413)  $ (2,883)  $  (824)   $ (8,120)   $(21,365)   $(18,878)  $(48,363)
                                        ========   ========   =======    ========    ========    ========   ========

Segment assets                          $ 25,697   $ 16,755   $ 3,652    $ 46,104    $  9,433    $  5,353   $ 60,890
Fixed assets                              17,145     11,707     1,682      30,534         968         155     31,657
Depreciation and amortization              3,977      2,884     1,100       7,961       2,215         208     10,384
Asset write down                             668        110         -         778      11,190           -     11,968


(In thousands)
                                                    Network Services
                                                    ----------------
                                                                        Network
For the year ended                      Central    Western              Services     Software     Corporate
December 31, 1999                       Europe     Europe      Other     Total       Solutions    Services   Total
                                        ------    -------     ------     -----       ---------    ---------  --------
Total revenues                          $ 12,664   $ 12,637   $ 1,202    $ 26,503    $ 15,149    $      -   $ 41,652
Total operating expenses                 (20,683)   (16,477)   (2,250)    (39,410)    (22,290)     (6,750)   (68,450)
                                        --------   --------   -------    --------    --------    --------   --------
Operating loss                            (8,019)    (3,840)   (1,048)    (12,907)     (7,141)     (6,750)   (26,798)
Interest income                              448         16       103         567         148       1,235      1,950
Interest expense                            (981)      (101)      (51)     (1,133)          -      (9,766)   (10,899)
Foreign exchange (loss)/gain, net           (399)       (19)     (146)       (564)          2      (1,548)    (2,110)
                                        --------   --------   -------    --------    --------    --------   --------
Net loss before income taxes            $ (8,951)  $ (3,944)  $(1,142)   $(14,037)   $ (6,991)   $(16,829)  $(37,857)
                                        ========   ========   =======    ========    ========    ========   ========

Segment assets                               n/a        n/a       n/a    $ 56,658    $ 21,527    $ 18,659   $ 96,844
Fixed assets, net                            n/a        n/a       n/a      35,438       1,113         142     36,693
Depreciation and amortization expense        n/a        n/a       n/a       7,410       2,683         145     10,238

(In thousands)

                                                   Network              Software    Corporate
For the Year ended December 31, 1998               Services             Solutions   Services    Total
                                                   --------             ---------   ---------   -----
Total revenues                                     $ 11,525             $    371    $      -    $ 11,896
Total operating expenses                             26,350                2,671       5,486      34,507
                                                   --------             --------    --------    --------
Operating loss                                      (14,825)              (2,300)     (5,486)    (22,611)
Interest income                                         193                    1       2,320       2,514
Interest expense                                     (1,903)                   -      (5,923)     (7,826)


Foreign exchange (loss)/gain, net                       102                    -      (2,013)     (1,911)
                                                   --------             --------    --------    --------
Net loss before income taxes and
  extraordinary item                               $(16,433)            $ (2,299)   $(11,102)   $(29,834)
                                                   ========             ========    ========    ========

Segment assets                                       57,828               19,493      56,117     133,438
Fixed assets, net                                     32,400                  697          85      33,182
Depreciation and amortization expense                 4,724                  190          41       4,955


The following is a reconciliation of the segment information to the consolidated financial statements.


                                                               Year ended December 31,
                                                       2000             1999             1998
                                                                   (in thousands)
                                                                   -------------
Revenues:
---------
Total revenues for reportable segments              $52,920           $41,652          $11,896
Elimination of inter-segment revenues                  (180)             (180)             (15)
                                                       -----             -----             ----

Total consolidated revenues                         $52,740           $41,472          $11,881
                                                    =======           =======          =======

Operating expenses:
-------------------
Total operating expenses for reportable segments    $88,316           $68,450          $34,507
Elimination of inter-segment expenses                  (180)             (180)             (15)
                                                       -----             -----             ----

                                                    $88,136           $68,270          $34,492
                                                    =======           =======          =======


Total revenues and long-lived assets for the years ended December 31, 2000, 1999 and 1998 for the Company analyzed by geographical location is as follows:

                                   Total Revenues                Long-lived Assets
                                   --------------                -----------------

(in thousands)                 Year ended December 31,              December 31,
--------------                -------------------------           ----------------
                                 2000     1999     1998              2000     1999
                              -------  -------  -------           -------  -------
       United States          $17,442  $16,172     $356              $984  $ 1,155
       Germany                  9,984   11,160    2,394             4,800    6,635
       Hungary                  6,524    5,606    5,936             5,878    9,114
       Poland                   9,147    5,798    2,787             9,824   10,991
       Other                    9,643    2,736      408            10,171    8,798
                                -----    -----      ---            ------    -----

       Total                  $52,740  $41,472  $11,881           $31,657  $36,693
                              =======  =======  =======           =======  =======

     Total revenues are attributed to countries based on location of customer for the ATM and related service segment. For revenues generated by the Euronet USA software solutions segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.


(20) Financial instruments

     Most of Euronet's financial instruments (cash and cash equivalents, trade accounts receivable, investment securities, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other current liabilities, advance payments on contracts, billings in excess of costs and estimated earnings on software installation contracts, costs and estimated earnings in excess of billings on software installation contracts) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. The fair value of notes payable was determined based on quoted market prices for the same issue and amounted to $37.5 million (carrying value of $77.2 million) at December 31, 2000 and $52.0 million (carrying value of $72.8 million) at December 31, 1999. See
     Note 14 for details of the Company's foreign exchange contracts.

(21) Reconciliation of net loss to net cash used in operating activities

      The reconciliation of net loss to net cash used in operating activities for the years ended December 31, 2000, 1999, and 1998 follows.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        2000            1999            1998
                                                                        ----            ----            ----
                                                                                   (in thousands)
         Net loss                                                   $(49,551)       $(30,915)       $(28,375)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
         Share compensation expense                                        -             127             108
         Depreciation and amortization                                10,383          10,238           4,955
         Asset write downs                                            11,968               -               -
         Unrealized foreign exchange (losses)/gains                   (4,261)         (8,294)          5,690
         Loss/(gain) on disposal of fixed assets                       2,182            (715)             28
         In-process research and development write-off                     -               -           1,020
         Amortization of deferred financing costs                        232             269             147
         Accretion of discount on notes payable                        8,753           9,506           5,772
         Extraordinary gain on extinguishment of debt                      -          (2,760)         (4,377)
         Realization of deferred tax benefit from stock
           compensation credited to additional paid-in capital             -               -             951
         Decrease/(increase) in deferred income tax                       36          (2,797)              -
         Increase/(decrease) in income tax payable, net                  818          (2,667)          1,969
         Decrease/(increase) in restricted cash                        9,755           2,043         (12,125)
         Increase in trade accounts receivable                        (1,597)         (2,028)           (473)
         (Increase)/decrease in costs and estimated earnings in
           excess of billings on software installation contracts        (450)             78            (326)
         (Increase)/decrease in prepaid expenses and
           other current assets                                         (457)            184          (1,692)
         Decrease/(increase) in deposits for ATM leases                1,310             802             385
         Decrease in cash surrender value of life
           insurance policies                                              -               -             489
         (Decrease)/increase in trade accounts payable                  (432)          1,119              94
         Increase/(decrease) in advance payments on contracts            834             350             (32)
         (Decrease)/increase in accrued expenses and other
           liabilities                                                (5,725)          3,049           2,523
         (Decrease)/increase in billings in excess of costs and
           estimated earnings on software installation costs            (155)          2,040             501
                                                                    --------        --------        --------

         Net cash used in operating activities                      $(16,357)       $(20,371)       $(22,768)
                                                                    ========        ========        ========

(22) Non-cash financing and investing activities

      Capital lease obligations of $5.1 million, $5.2 million and $3.9 million during the years ended December 31, 2000, 1999 and 1998, respectively, were incurred when the Company entered into leases primarily for new automated teller machines.

      During the years ended December 31, 2000, 1999 and 1998, the Company issued warrants to purchase common stock totaling $ 372,000, $0, and $1,725,000, respectively.

(23) Concentrations of business and credit risk

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


(24) Research and Development

      The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to its customers including, but not limited to, bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touch points, other wireless banking products, GSM mobile prepaid recharge products ATM browser products and internet banking solutions as well as significant improvements to core software products.

      The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $6.7 million, $3.2 million and $153,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, $1.0 million was capitalized and appears on the Company's balance sheet in prepaid expenses and other assets, net of accumulated amortization of $137,000. In 1999, $322,000 was capitalized, net of accumulated amortization of $70,000.


(25) Employee Loans for Common Stock Program

      In October 1999 the Company's Board of Directors approved and implemented a Loan Agreement Program ("Program") for certain employees under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company's stock on the open market. The shares are pledged to the Company to secure the loans. As of December 31, 2000 166,195 shares are held by the Company as collateral for the loans. The loans carry five-year terms are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20 percent of the shares for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non-recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders' deficit. In the event that any one of the employees defaults on the term of the loans, the shares received by the Company will be recorded as treasury stock.

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

(27) Employee Benefit Plans

      Euronet has established a Profit Sharing and 401(k) plan for all employees who have completed six months of service and are not otherwise covered by a retirement benefit plan (national or private) outside of the US. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the Plan through payroll deductions. Euronet's matching contribution to the plan is discretionary and is determined each year by the Board of Directors. The employee's vested percentage regarding the employer's contribution varies according to years of service. Euronet's contribution accrual to the Plan for the years ended December 31, 2000, 1999 and 1998 was $213,000 $159,000 and $26,000 respectively.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------

FINANCIAL DISCLOSURE.
----------------------
Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
--------------------------------------------------------

The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2001 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.


ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2001 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2001 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2001 is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
  (a)  List of Documents Filed as Part of this Report.

1.   Financial Statements                                                                    Page
                                                                                             ----
Independent Auditors' Report.............................................................     1
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999................     2
Consolidated Statements of Operations and Comprehensive Loss for the years
  ended December 31, 2000, 1999 and 1998.................................................     4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998.......................................................     5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
  and 1998...............................................................................     7

Notes to Consolidated Financial Statements...............................................     8

2.  Schedules

    None.

3.  Exhibits

        Exhibit Number                  Exhibit Description
        --------------                  -------------------

        Exhibit 10.1 Revolving Credit Agreement between Euronet Services Inc. and Michael J. Brown, DST Systems Inc. and Hungarian American Enterprise Fund dated June 28, 2000.

        Exhibit 10.2 Amendement to Revolving Credit Agreement dated December 28, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EURONET SERVICES INC.

Date: March 6, 2001          /s/ Richard P. Halka
                             --------------------

                                    Richard P. Halka

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

Signature                                           Title                                    Date
---------                                           -----                                    ----


/s/ Michael J. Brown                Chairman of the Board of Directors                  March 6, 2001
--------------------
Michael J. Brown                    Chief Executive Officer and President
                                    (principal executive officer)

/s/ Daniel R. Henry                 Director and Chief Operating Officer                March 6, 2001
-------------------
Daniel R. Henry

/s/ Steven J. Buckley               Director                                            March 6, 2001
---------------------
Steven J. Buckley

/s/ Eriberto R. Scocimara           Director                                            March 6, 2001
-------------------------
Eriberto R. Scocimara

/s/ Thomas A. McDonnell             Director                                            March 6, 2001
-----------------------
Thomas A. McDonnell

/s/ Richard P. Halka                                                                    March 6, 2001
--------------------
Richard P. Halka                    Chief Financial Officer and
                                    Chief Accounting Officer (principal financial
                                    officer and principal accounting officer)