Form 10-Q
period 2001-03-31
EURONET SERVICES INC
filed 2001-05-15
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
________________________________________________________________________________

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                YES [X]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2001, the Company had 18,119,035 common shares outstanding.

PART I.  FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-------------------------------

                                              EURONET SERVICES INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                  (In thousands of U.S. Dollars, except share and per share data)
                                                             Unaudited



ASSETS                                                                        Mar. 31, 2001  Dec. 31, 2000
------                                                                        -------------  -------------
 Current assets:
 Cash and cash equivalents                                                      $ 4,732        $ 7,151
 Restricted cash                                                                  2,036          2,103
 Trade accounts receivable, net of allowances for doubtful accounts of
  $832 at March 31, 2001 and $740 at December 31, 2000                            9,385          9,485
 Costs and estimated earnings in excess of billings on software
  installation contracts                                                          1,086          1,117
 Prepaid expenses and other current assets                                        4,492          4,229
                                                                                -------        -------

 Total current assets                                                            21,731         24,085

Property, plant, and equipment, net                                              28,743         31,657
Intangible assets, net                                                            2,341          2,604
Deposits                                                                             44             45
Deferred income taxes                                                               400            424
Other assets, net                                                                 1,857          2,075
                                                                                -------        -------

Total assets                                                                    $55,116        $60,890
                                                                                =======        =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Trade accounts payable                                                       $ 4,075        $ 5,223
   Current installments of obligations under capital leases                       3,325          3,466
   Accrued expenses and other current liabilities                                 5,593          6,397
   Short-term borrowings                                                            508              -
   Advance payments on contracts                                                  2,542          2,155
   Income taxes payable                                                             383            350
   Billings in excess of costs and estimated earnings on software
    installation contracts                                                        2,478          2,875
                                                                              ---------      ---------

   Total current liabilities                                                     18,904         20,466

Obligations under capital leases, excluding current installments                  8,030          8,034
Notes payable                                                                    72,346         77,191
Other long-term liabilities                                                          67              -
                                                                              ---------      ---------

Total liabilities                                                                99,347        105,691
                                                                              ---------      ---------

Stockholders' deficit:
   Common stock, $0.02 par value. Authorized 30,000,000 shares; issued and outstanding 17,993,235 shares at March 31, 2001 and 17,814,910 at
    December 31, 2000                                                               360            356
   Additional paid in capital                                                    82,397         81,327
   Treasury stock                                                                  (140)          (140)
   Employee loans for stock                                                        (526)          (561)
   Subscription receivable                                                          (47)           (59)
   Accumulated deficit                                                         (124,805)      (123,811)
   Restricted reserve                                                               808            784
   Accumulated other comprehensive loss                                          (2,278)        (2,697)
                                                                              ---------      ---------

Total stockholders' deficit                                                     (44,231)       (44,801)
                                                                              ---------      ---------

Total liabilities and stockholders' deficit                                     $55,116        $60,890
                                                                              =========      =========

See accompanying notes to unaudited consolidated financial statements.

                 EURONET SERVICES INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
       (In thousands of U.S. Dollars, except share and per share data)
                             (Unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2001            2000
                                                             ----------     ----------
Revenues:
 ATM network and related revenue                             $   10,846     $    8,260
 Software, maintenance and related revenue                        3,977          3,678
                                                             ----------     ----------
 Total revenues                                                  14,823         11,938
                                                             ----------     ----------
Operating expenses:
 Direct operating costs                                           7,092          6,812
 Salaries and benefits                                            7,067          6,958
 Selling, general and administrative                              2,133          2,634
 Depreciation and amortization                                    2,179          2,733
                                                             ----------     ----------
 Total operating expenses                                        18,471         19,137
                                                             ----------     ----------
Operating loss                                                   (3,648)        (7,199)
Other income/(expense) :
 Interest income                                                    110            331
 Interest expense                                                (2,830)        (2,540)
 Foreign exchange gain/(loss), net                                4,245         (1,826)
                                                                -------       --------
 Total other income/(expense)                                     1,525         (4,035)
                                                                -------       --------
Loss before income taxes and extraordinary item                  (2,123)       (11,234)
Income taxes                                                        282            (51)
                                                             ----------     ----------
Loss before extraordinary item                                   (1,841)       (11,285)
Extraordinary gain on extinguishment of debt, net
 of applicable income taxes                                         847              -
                                                             ----------     ----------
Net loss                                                     $     (994)    $  (11,285)
Other comprehensive gain/(loss):
 Translation adjustment                                             418           (133)
                                                             ----------     ----------
Comprehensive loss                                           $     (576)    $  (11,418)
                                                             ==========     ==========
Loss per share - basic and diluted:
 Loss before extraordinary item                              $    (0.13)    $   (0.72)
 Extraordinary gain on extinguishment of debt                      0.07              -
                                                             ----------     ----------
 Net loss                                                    $    (0.06)    $    (0.72)
                                                             ==========     ==========
Weighted average number of shares outstanding                17,915,375     15,650,289
                                                             ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                    EURONET SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of U.S. Dollars)
                                  (Unaudited)


                                                                                Three months ended
                                                                                    March 31,
                                                                                2001       2000
                                                                               -------   --------
Cash flows from operating activities:
Net loss                                                                          (994)   (11,285)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                   2,179      2,733
 Unrealized foreign exchange (gain)/loss, net                                   (5,364)     1,280
 Accretion of discount on notes                                                  2,329      2,199
 Decrease in costs and estimated earnings in excess of billings
  on software installation contracts                                                31         48
 Gain on extinguishment of debt                                                 (1,283)         -
 Decrease/(increase) in restricted cash                                             67     (2,478)
 Decrease in trade accounts receivable                                              99        577
 (Increase)/decrease in prepaid expenses and other current assets                 (530)       866
 Decrease in trade accounts payable                                               (682)    (1,416)
 Decrease in billings in excess of costs and estimated
  earnings on software installation contracts, net                                (397)      (595)
 Increase/(decrease) in accrued expenses and other liabilities                     292     (2,465)
 Other                                                                             823       (339)
                                                                               -------   --------

 Net cash used in operating activities                                          (3,430)   (10,875)
                                                                               -------   --------

Cash flows from investing activities:
 Fixed asset purchases                                                            (280)      (446)
 Proceeds from sale of fixed assets                                                177         88
                                                                               -------   --------

 Net cash used in investing activities                                            (103)      (358)
                                                                               -------   --------

Cash flows from financing activities:
 Proceeds from issuance of shares and other capital contributions                  735      4,300
 Repurchase of notes payable                                                       124          -
 Subscriptions paid                                                                 12          -
 Cash received from employees for the purchase of common stock                      35         32
 Repayment of obligations under capital leases                                    (517)      (874)
 Proceeds from bank borrowings                                                     307          -
                                                                               -------   --------

 Net cash provided by financing activities                                         696      3,458
                                                                               -------   --------

Effects of exchange rate differences on cash                                       418        132
                                                                               -------   --------

Net decrease in cash and cash equivalents                                       (2,419)    (7,643)
Cash and cash equivalents at beginning of period                                 7,151     15,037
                                                                               -------   --------

Cash and cash equivalents at end of period                                     $ 4,732   $  7,394
                                                                               =======   ========

See accompanying notes to unaudited consolidated financial statements. See Note 6 for details of significant non-cash transactions.

EURONET SERVICES INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000


NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries (collectively, "Euronet" or the "Company") have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2001, the results of its operations for the three-month periods ended March 31, 2001 and 2000 and cash flows for the three-month periods ended March 31, 2001 and 2000.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 2000, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $3.6 million for the three months ended March 31, 2001 primarily due to the significant costs associated with the expansion of its ATM network and investment support and research and development in its software. In addition, the Company generated negative cash flows from operations of $3.4 million for the three months ended March 31, 2001, as a result of these same factors. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities during the remainder of 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

The Company has $4 million of available financing under an unsecured revolving credit agreement (see Note 5). As of March 31, 2001, the Company had not made any draws against such credit agreement. In addition, the Company holds repurchased notes payable with a face value of DEM 60.1 million ($27.0 million) and a fair value at March 31, 2001 of $10.8 million. The Company believes that cash and cash equivalents at March 31, 2001, and the revolving credit agreement described above, will provide the Company with sufficient cash resources until it achieves positive cash flow. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2000. For a description of these policies, see
Note 3 to the Notes to Consolidated Financial Statements for the year ended December 31, 2000.

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

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment network services to banks, retail outlets and financial institutions (the "Network Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period's presentation.

As the Network Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into sub-segments. Accordingly, beginning in January 2000, the Company divided the Network Services Segment into three sub-segments: the "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the "Western European Sub-segment" (including Germany, France, and the United Kingdom) and the "Other operations Sub-segment" (including the United States and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting.

The following tables present the segment results of the Company's operations for the quarter ended March 31, 2001 and March 31, 2000.

(Unaudited)
(In thousands)
                                                             Network Services
                                                             --------------
                                                                                  Network
For the Quarter ended                            Central       Western            Services   Software    Corporate
March 31, 2001                                   Europe        Europe    Other    Total      Solutions   Services    Total
                                                 ------        ------    ------   -----      ---------   ---------   --------
Total revenues                                   $ 5,489      $ 4,841   $  517   $ 10,847     $ 4,021     $     -   $ 14,868
Total operating expenses                          (5,685)      (4,958)    (864)   (11,507)     (5,559)     (1,450)   (18,516)
Operating loss                                      (196)        (117)    (347)      (660)     (1,538)     (1,450)    (3,648)
Interest income                                       24           23        3         50          32          28        110
Interest expense                                    (262)         (51)      (-)      (313)          -      (2,517)    (2,830)
Foreign exchange (loss)/gain, net                   (211)        (256)    (461)      (928)         (1)      5,174      4,245
Net (loss)/profit before income taxes            $  (645)     $  (401)  $ (805)  $ (1,851)    $(1,507)    $ 1,235   $ (2,123)
Segment assets                                   $23,296      $15,406   $3,654   $ 42,356     $ 8,570     $ 4,190   $ 55,116
Fixed assets                                      15,837       10,456    1,431     27,724         888         131     28,743
Depreciation and amortization                      1,003          761      260      2,024         120          35      2,179

(Unaudited)
(In thousands)
                                                             Network Services
                                                             --------------
                                                                                  Network
For the Quarter ended                            Central       Western            Services   Software    Corporate
March 31, 2000                                   Europe        Europe    Other    Total      Solutions   Services    Total
                                                 ------        ------    ------   -----      ---------   ---------   --------
Total revenues                                    $ 3,995       $ 3,756   $  509   $  8,260     $ 3,723     $     -   $ 11,983
Total operating expenses                           (5,226)       (5,240)    (620)   (11,086)     (6,253)     (1,843)   (19,182)
Operating loss                                     (1,231)       (1,484)    (111)    (2,826)     (2,530)     (1,843)    (7,199)
Interest income                                        82             6       18        106          40         185        331
Interest expense                                     (239)          (39)      (3)      (281)          -      (2,259)    (2,540)
Foreign exchange (loss)/gain, net                    (368)          (57)    (182)      (607)          1      (1,220)    (1,826)
Net loss before income taxes                      $(1,756)      $(1,574)  $ (278)  $ (3,608)    $(2,489)    $(5,137)  $(11,234)

Segment assets                                    $29,930       $19,059   $3,354   $ 52,343     $19,088     $16,217   $ 87,648
Fixed assets                                       18,836        13,321    1,810     33,517       1,089          98     34,704
Depreciation and amortization                         965           741      318      2,024         635          74      2,733

The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

                                                            For the three months ended
(in thousands)                                              March 31, 2001   March 31, 2000
                                                            --------------   --------------
Revenues:
Total revenues for reportable segments                       $14,868            $ 11,983
Elimination of inter segment revenues                            (45)                (45)
                                                             -------            --------

Total consolidated revenues                                  $14,823            $ 11,938
                                                             =======            ========



                                                              For the three months ended
(in thousands)                                              March 31, 2001   March 31, 2000
                                                            --------------   ---------------
Operating expense:
Total operating expense for reportable segments               $18,516            $ 19,182
Elimination of inter segment expenses                             (45)           $    (45)
                                                              -------            --------

Total consolidated operating expenses                         $18,471            $ 19,137
                                                              =======            ========


Total revenues for the three month periods ended March 31, 2001 and March 31, 2000 and long-lived assets as of March 31, 2001 and March 31, 2000 for the Company, analyzed by geographical location, are as follows:

                       Total Revenues          Long-lived Assets
                    --------------------    -------------------------
                       For the three
                       months ended
                     March 31, March 31,    At March 31,  At March 31,
                      2001       2000           2001         2000
                    -------    -------        -------      -------
 United States      $ 4,538    $ 4,186        $   900      $ 1,125
 Germany              2,270      2,499          4,523        6,072
 Poland               2,881      2,022          9,455       10,523
 Hungary              1,707      1,370          4,901        6,264
 UK                   2,770      1,060          4,555        5,428
 Other                  702        801          4,409        5,292
                    -------    -------        -------      -------
 Total              $14,868    $11,938        $28,743      $34,704
                    =======    =======        =======      =======


Total revenues are attributed to countries based on location of customer for the ATM and related services segment. All revenues generated by Euronet USA's Software Solutions Segment activities are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 5 - CREDIT FACILITY

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $600,000. The facility was available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. On December 28, 2000 the facility was amended and renewed for a further six months and is available to be drawn until June 28, 2001 with repayment of any draws being due December 28, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro- rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000 warrants, on the same terms, were issued on January 2, 2001 for the subsequent extension of the facility. Warrants are to be issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of March 31, 2001 the Company had not made any draws under the Credit Agreement.

NOTE 6 - EXTINGUISHMENT OF DEBT

During February 2001, the Company exchanged 3,000 units (principal amount of DEM
3.0 million) of its 12 3/8% senior discount notes (the "Senior Discount Notes") and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.4 million (net of applicable income taxes of $0.2 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($1,152,000) and the fair market value of the common stock issued ($571,000), offset by the write-off of the allocated unamortized deferred financing costs ($30,000). This transaction was exempt from registration in accordance with Section 3(a)9 of the U.S. Securities Act of 1933 (the "Act").

During March 2001, the Company exchanged 8,750 Senior Discount Notes (principal face amount of DEM 8.75 million) of its Senior Discount Notes for two new Senior discount notes having an aggregate face amount of US $2,933,000 (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that
(i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.5 million (net of applicable income taxes of $0.2 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3,336,000) and the fair market value of the New Notes issued ($2,525,000), offset by the write-off of the allocated unamortized deferred financing costs ($85,000). This transaction was exempt from registration in accordance with
Section 3(a)9 of the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired.

These two transactions result in a combined extraordinary gain of $0.9 million (net of applicable taxes of $0.4 million) for the quarter ended March 31, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

In January, 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but may be renewed for a second six month period, for a total period for the loans of up to one year. The loans are unsecured. Amounts advanced bear interest of 10% per annum.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4,000,000 of marketable securities (not including any common stock of the Company) that he owns in order to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company's ATM network in Hungary. No consideration is payable for providing this security.

NOTE 8 - SUBSEQUENT EVENTS

As of May 2, 2001, in four separate transactions, the Company exchanged an aggregate of face value DEM 23 million of its DEM denominated 12 3/8% Senior Discount Notes for 805,000 shares of its common stock, par value $0.02 per share. These exchanges will be accounted for as an extinguishment of debt with the resulting extraordinary gains on such extinguishment calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished and the fair market value of the common stock issued, offset by the write-off of the allocated unamortized deferred financing costs. The transactions were exempt from registration in accordance with Section 3(a)9 of the Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired.

NOTE 9 - RECLASSIFICATION

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 2001 unaudited consolidated financial statements presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

OVERVIEW

Euronet Services Inc. ("Euronet" or the "Company") is a leading provider of secure electronic financial transaction solutions. The Company provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile operators. The Company operates an independent automated teller machine ("ATM") network of over 2,600 ATMs in Europe and the United States, and through its software subsidiary, Euronet USA, Inc., (formerly Arkansas Systems, Inc.)("Euronet USA"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eleven offices in Europe and three in the United States, Euronet offers its solutions in more than 60 countries around the world.

Euronet and its subsidiaries operate in two business segments: (1) a segment providing secure processing of financial transactions (the "Network Services Segment"); and (2) a segment producing application software for the processing of secure electronic financial transactions (the "Software Solutions Segment"). In addition, the Company's management divides the Network Services Segment into three sub-segments: the "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the "Western European Sub-segment" (including Germany, France and the United Kingdom) and the "Other Operations Sub-segment" (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment, which provides corporate and other administrative services that are not directly identifiable with the two business segments (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period's presentation.

Beginning in 2000, the Company began offering a new set of solutions to mobile phone companies and banks, including solutions facilitating the purchase of prepaid mobile phone time ("Prepaid Recharge Solutions") and wireless banking ("Wireless Banking Solutions"). The Prepaid Recharge Solutions are offered to mobile phone companies and involve processing transactions initiated by mobile phone users on ATMs (including in particular ATMs owned or operated by the Company), POS terminals, PCs connected to the internet, the mobile phones themselves or other wireless devices. These transactions are routed to Euronet's processing centers, then to card issuers to obtain authorization of a card transaction, and finally to the mobile phone company to open up the prepaid phone time purchased on the mobile phone user's account. The Wireless Banking Solutions are sold to banks and permit individuals to access their bank account information and initiate transactions from wireless devices and permit banks to send messages regarding events occurring on their customers' accounts to the customers' mobile phones. Revenues from these solutions were not significant for three month period ended March 31, 2001, but are increasing as contracts are signed with more mobile phone companies. Based on indications of interest from the market, the Company believes this emerging area of its business will grow rapidly.

During the first quarter, 2001 the Company reduced its workforce significantly with the primary objective of reducing costs in its Software Solutions Segment to bring them more in line with the anticipated revenue. Because the workforce reductions involved payment of severance equal to several weeks' salary to most employees, the financial impact of these reductions will be greater in the second and subsequent quarters than in the first quarter 2001.

SEGMENT RESULTS OF OPERATIONS

(Unaudited)
(In thousands)                         Revenues         Operating Profit/(Loss)
                                      ---------        -------------------------
Three months ended March 31,      2001       2000          2001         2000
------------------------------  -------    -------       -------      -------
Network Services:
 Central European               $ 5,489    $ 3,995       $  (196)     $(1,231)
 Western European                 4,841      3,756          (117)      (1,484)
 Other                              517        509          (347)        (111)
                                -------    -------       -------      -------

 Total Network Services          10,847      8,260          (660)      (2,826)
Software Solutions                4,021      3,723        (1,538)      (2,530)
Corporate Services                    -          -        (1,450)      (1,843)
Inter segment eliminations          (45)       (45)            -            -
                                -------    -------       -------      -------

Total                           $14,823    $11,938       $(3,648)     $(7,199)
                                =======    =======       =======      =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

NETWORK SERVICES SEGMENT

Revenues

Total segment revenues increased by $2.5 million or 30% to $10.8 million for the three months ended March 31, 2001 from $8.3 million for the three months ended March 31, 2000. The increase in revenues is due primarily to the significant increase in transaction volumes and an increase in the number of ATMs operated by the Company during these periods. The Company had 2,383 ATMs installed as of March 31, 2000 and processed 11.0 million transactions for the three months ended March 31, 2000. As of March 31, 2001, the Company's owned and operated ATM network increased by 278 ATMs, or 12%, to a total of 2,661 ATMs, of which 70% are owned by the Company and 30% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 14.9 million transactions for the three months ended March 31, 2001, an increase of 3.9 million transactions, or 35%, over the three months ended March 31, 2000.

Revenues for the Central European Sub-segment totaled $5.5 million for the three months ended March 31, 2001 as compared to $4.0 million for the three months ended March 31, 2000, an increase of 37%. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,218 at March 31, 2000 to 1,405 at March 31, 2001, and increased transaction volumes.

Revenues for the Western European Sub-segment totaled $4.8 million for the three months ended March 31, 2001 as compared to $3.8 million for the three months ended March 31, 2000, an increase of 29%. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 710 at March 31, 2000 to 770 at March 31, 2001, and increased transaction volumes.

Revenues for the Other Operations Sub-segment were $0.5 million for the three months ended March 31, 2001 as compared to $0.5 million for the three months ended March 31, 2000. The revenues from this segment were earned by EFT Network Services, LLC. a subsidiary of Euronet USA.

Of total segment revenue, approximately 87% is attributable to ATMs owned by the Company for the three months ended March 31, 2001 and 89% for the three months ended March 31, 2000. Of total transactions processed, approximately 76% is attributable to ATMs owned by the Company for the three months ended March 31, 2001 and 75% for the year ended March 31, 2000. The Company believes the shift from a largely proprietary, Euronet owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is a positive development and will provide higher marginal returns on investments.

Transaction fees charged by the Company vary for the three types of ATM transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because the relevant card issuer does not give an authorization. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $1.75 per transaction while transaction fees for the other two types of transactions are generally substantially less. Transaction fees payable under the Prepaid Recharge Solutions are included in Network Services Segment Revenues and vary substantially from market to market and based upon the specific prepaid solution and the denomination of prepaid hours purchased. Generally the range of transaction fees vary from $1.10 to $1.80 per prepaid mobile recharge purchase.

Operating Expenses

Total segment operating expenses decreased to $18.5 million for the three months ended March 31, 2001 from $19.2 million for the three months ended March 31, 2000. The decrease is due primarily to cost control measures implemented by the Company during the period, including workforce reductions.

Operating expenses for the Central European Sub-segment totaled $5.7 million for the three months ended March 31, 2001 as compared to $5.2 million for the three months ended March 31, 2000, an increase of 9%. The increase in operating expenses is largely the result of an increase in the number of ATMs operated by the Company from 1,218 at March 31, 2000 to 1,405 at March 31, 2001, and increased transaction volumes.

Operating expenses for the Western European Sub-segment totaled $5.0 million for the three months ended March 31, 2001 as compared to $5.2 million for the three months ended March 31, 2000, an decrease of 4%. The decrease in operating expenses is due to significant costs related to the relocation of ATMs in Germany for the comparable period in the year 2000 (the three months ended March 31, 2000). This is partially offset by the increase in the number of ATMs operated by the Company from 710 at March 31, 2000 to 770 at March 31, 2001 and increased transaction volumes.

Operating expenses for the Other Operations Sub-segment were $0.9 million for the three months ended March 31, 2001 as compared to $0.6 million for the three months ended March 31, 2000, an increase of 39%. The operating expenses of this segment are generated by EFT Network Services LLC, a subsidiary of Euronet USA, and unallocated costs associated with the Company's processing facilities in Budapest, Hungary.

Direct operating costs in the Network Services Segment consist primarily of: ATM installation costs; ATM site rentals; and costs associated with maintaining ATMs, ATM telecommunications, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $6.9 million for the three months ended March 31, 2001 from $6.7 million for the three months ended March 31, 2000. The increase in direct operating costs is primarily attributable to costs associated with operating the increased number of ATMs in the network during the periods. Also, intercompany allocations were made to charge the ATM network operations for transaction switching fees from, and bank connection fees incurred by, the Company's central processing center in Budapest. These allocations totalled $0.9 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively. The components of direct operating costs for the three months ended March 31, 2001 and 2000 were:

(in thousands)                                         Three Months ending March 31,
                                                      -----------------------------
                                                          2001           2000
                                                         ------         ------
ATM communication                                        $1,137         $1,027
ATM cash filling and interest on network cash             1,786          1,889
ATM maintenance                                           1,126            982
ATM site rental                                             602            563
ATM installation                                            276            182
Transaction processing and ATM monitoring                 1,576          1,336
Other                                                       373            727
                                                         ------         ------

Total direct operating expenses                          $6,876         $6,706
                                                         ======         ======

As a percentage of network revenue, direct operating costs fell from 81% for the three months ended March 31, 2000 to 63% for the three months ended March 31, 2001. On a per ATM basis, the direct operating costs fell from $2,814 per ATM for the three months ended March 31, 2000 to $2,584 per ATM for the three months ended March 31, 2001, an improvement of 9%. On a per transaction basis the direct operating costs fell from $0.61 per transaction for the three months ended March 31, 2000 to $0.46 per transaction for the three months ended March 31, 2001, an improvement of 25%.

Segment salaries and benefits increased to $2.1 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, an increase of 17%. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe as well as increases in staff levels at the processing center required to maintain quality service in line with the rising transaction volumes. As a percentage of ATM Services Revenue, salaries and benefits fell from 22% for the three months ended March 31, 2000 to 19% for the three months ended March 31, 2001.

Selling, general and administrative costs allocated to the ATM Services Segment remained constant at $0.5 million for the three months ended March 31, 2001 and $0.5 million for the three months ended March 31, 2000.

Depreciation and amortization remained at $2.0 million for the three months ended March 31, 2001 and 2000.

Operating Loss

As a result of the factors discussed above, the total Network Services Segment operating loss decreased to $0.7 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000, an improvement of 75%, as a result of the factors discussed above. The Central European Operations Sub-segment recorded an operating loss of $0.2 million for the three months ended March 31, 2001 compared to a loss of $1.2 million for the three months ended March 31, 2000, an improvement of 83%. The Western European Operations Sub-segment operating loss decreased to $0.1 million for three months ended March 31, 2001 compared to a loss of $1.5 million for the three months ended March 31, 2000, an improvement of 93%. The Other Operations Sub-segment incurred an operating loss of $347,000 for the three months ended March 31, 2001 compared to a loss $111,000 for the three months ended March 31, 2000.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions Revenue

Revenues of the Software Solutions Segment totaled $4.0 million before inter-segment eliminations for the three months ended March 31, 2001 as compared to revenue of $3.7 for the three months ended March 31, 2000. Software revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. The components of software solutions revenue for the three months ended March 31, 2001 and 2000 were:

(in thousands)                                   Three Months ending March 31,
                                                -----------------------------
                                                      2001           2000
                                                    ------         ------
Software license fees                               $1,147         $  691
Professional service fees                            1,671          1,313
Maintenance fees                                     1,201          1,546
Hardware sales                                           2            173
                                                    ------         ------

Total software solutions segment revenue            $4,021         $3,723
                                                    ======         ======

The increase in software license fees from 2000 to 2001 can be attributed to an increased number of software sales contracts signed in 2001 as compared to 2000. The Company believes that revenues of the Software Solutions Segment will increasingly be derived from the Company's new set of software solutions, including its Wireless Banking Solutions.

Professional service fees are generally realized in connection with the sale and installation of software, and the increases in Professional service fees from 2000 to 2001 can be attributed to an increase in software sales.

The decrease in maintenance fees is due to the expiration of maintenance contracts that have not been renewed by customers. The Company expects this decrease to be offset by existing and future software sales, which include ongoing maintenance fees.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At March 31, 2001 the revenue backlog was $2.0 million, as compared to $2.7 million at March 31, 2000. The decrease in backlog from March 31, 2000 results principally from improved delivery of software. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative expenses, and depreciation and amortization. Total segment operating expenses decreased to $5.6 million for the three months ended March 31, 2001 from $6.3 million for the three months ended March 31, 2000. The components of Software Solutions Segment operating costs for the three months ended March 31, 2001 and 2000 were:

(in thousands)                              Three Months ending March 31,
                                           -----------------------------
                                                2001           2000
                                               ------         ------
Direct operating costs                         $  261         $  151
Salaries and benefits                           4,215          4,120
Selling, general and administrative               963          1,347
Depreciation and amortization                     120            635
                                               ------         ------

Total direct operating expenses                $5,559         $6,253
                                               ======         ======


During the first quarter, 2001 the Company reduced its workforce significantly with the primary objective of reducing costs in its Software Solutions Segment to bring them more in line with the anticipated revenue. Because the workforce reductions involved payment of severance equal to several weeks' salary to most employees, the financial impact of these reductions will be greater in the second and subsequent quarters than in the first quarter 2001.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. In particular, the Company has invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on the Company's ATM network. In addition, the Company continues to invest in the on-going development of products that were recently introduced to the market. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed was $1.4 million for the three months ended March 31, 2001.

In 2000, $1.0 million in development costs were capitalized in conjunction with the Company's accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Of this amount $51,000 was expensed in the three-month period ended March 31, 2001.

Operating Loss

The Software Solutions Segment incurred an operating loss of $1.5 million for the three months ended March 31, 2001 and $2.5 million for the three months ended March 31, 2000 as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment decreased to $1.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. The components of corporate services operating costs for the years ended March 31, 2001 and 2000 were:


(in thousands)                              Three Months ending March 31,
                                            -----------------------------
                                                2001           2000
                                               ------         ------
Salaries and benefits                          $  741         $1,012
Selling, general and administrative               674            757
Depreciation and amortization                      35             74
                                               ------         ------

Total direct operating expenses                $1,450         $1,843
                                               ======         ======


Cost control measures taken by the Company are the primary reasons for these decreased expenditures, including workforce reductions in the three months ended March 31, 2001.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $110,000 for the three months ended March 31, 2001 from $331,000 for the three months ended March 31, 2000. The decrease is the result of a decrease in investment securities and cash.

Interest Expense

Interest expense increased to $2.8 million for the three months ended March 31, 2001, from $2.5 million for the three months ended March 31, 2000. The increase for the three months ended March 31, 2001, is the result of notes payable accretion.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange gain of $4.2 million for the three months ended March 31, 2001, compared to a loss of $1.8 million for the three months ended March 31, 2000. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), and cash and cash equivalents. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities gives rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Extraordinary Gain

During February 2001, the Company exchanged 3,000 units (principal amount of DEM
3.0 million) of its 12 3/8 % senior discount notes (the "Senior Discount Notes") and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.4 million (net of applicable income taxes of $0.2 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished and any related warrants ($1,152,000) and the fair market value of the common stock issued ($571,000), offset by the write-off of the allocated unamortized deferred financing costs ($30,000). This transaction was exempt from registration in accordance with Section 3(a)9 of the Act.

During March 2001, the Company exchanged 8,750 Senior Discount Notes (principal face amount of DEM 8.75 million) of its Senior Discount Notes for two new notes having an aggregate face value of US $2,933,000 (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.5 million (net of applicable income taxes of $0.2 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3,336,000) and the fair market value of the New Notes issued ($2,525,000), offset by the write-off of the allocated unamortized deferred financing costs ($85,000). This transaction was exempt from registration in accordance with Section 3(a)9 of the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired. The Company will consider additional repurchases of its Senior Discount Notes if opportunities arise to complete such transactions on favorable terms.

The two transactions described above result in a combined extraordinary gain of $0.9 million (net of applicable income taxes of $0.4 million) for the three months ended March 31, 2001 (see Note 6 to the unaudited consolidated Financial Statements included in Part I, Item 1). There were no extraordinary gains or losses for the three months ended March 31, 2000.

Net Loss

The Company's net loss decreased to $1.0 million during the three months ended March 31, 2001 from $11.3 million for the three months ended March 31, 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of its Senior Discount Notes, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $124.8 million, investments in property, plant and equipment of approximately $55.2 million and acquisitions of $24.6 million.

At March 31, 2001 the Company had cash and cash equivalents of $4.7 million and working capital of $2.8 million. The Company had $2.0 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials. In addition to the assets held on the balance sheet at March 31, 2001, the Company held repurchased notes payable with a face value of DEM 60.1 million ($27.0 million as of March 31, 2001, based on a USD to DM rate of 1:2.23) and a fair market value at March 31, 2001, of $10.8 million.

On June 28, 2000, the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, CEO and a director of the Company, in the amount of $600,000. The facility was available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. On December 28, 2000, the facility was amended and renewed for a further six months and is available to be drawn until June 28, 2001, with repayment of any draws being due December 28, 2001. Draws on the facility will accrue interest at 10 percent per annum, payable quarterly. A commitment fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000 warrants, on the same terms, were issued on January 2, 2001, for the subsequent extension of the facility. Warrants are to be issued on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. As of March 31, 2001 the Company had not made any draws under the Credit Agreement.

The Company leases many of its ATMs under capital lease arrangements that expire between 2001 and 2005. The leases bear interest between 8% and 12% per annum. As of March 31, 2001 the Company owed $11.4 million under such capital lease arrangements.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2001 are expected to be approximately $4.5 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities in 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects that the benefits of a restructuring program commenced in the first quarter of 2001 will reduce the operating losses and bring operating costs more in line with anticipated revenues. The Company believes that the amounts available under the Credit Agreement, certain asset sales and cash and cash equivalents will provide the Company with sufficient capital until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $4.7 million at March 31, 2001 from $7.2 million at December 31, 2000 is due primarily to the net effects of working capital movements and operating losses for the three months ended March 31, 2001.

Restricted Cash

Restricted cash decreased to $2.0 million at March 31, 2001 from $2.1 million at December 31, 2000. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network, to cover guarantees for financial instruments and as deposits with customs officials.

Trade Accounts Receivable

Trade accounts receivable decreased to $9.4 million at March 31, 2001 from $9.5 million at December 31, 2000.

Property, Plant and Equipment

Net property, plant and equipment decreased to $28.7 million at March 31, 2001 from $31.7 million at December 31, 2000. This decrease is due primarily to recognizing fixed asset depreciation in excess of fixed asset additions.

Intangible Assets

Net intangible assets decreased to $2.3 million at March 31, 2001 from $2.6 million at December 31, 2000. The decrease is the result of amortization of purchased intangibles the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $18.9 million at March 31, 2001 from $20.5 million at December 31, 2000. This decrease is due primarily to decreases in trade accounts payable.

Capital Leases

Total capital lease obligations including current instalments decreased to $11.4 million at March 31, 2001 from $11.5 million at December 31, 2000.

Notes Payable

Notes payable decreased to $72.3 million at March 31, 2001 from $77.2 million at December 31, 2000. This is the result of several transactions as follows:


Balance at December 31, 2000                           $77.2
Unrealized foreign exchange gain (DEM vs. USD)          (5.2)
Accretion of notes payable interest                      2.3
Extinguishment of debt (see note 6 to the unaudited
 consolidated financial statements)                     (2.0)
                                                       -----
Balance at March 31, 2001                              $72.3
                                                       =====

Total Stockholders' Deficit

Total stockholders' deficit decreased to $44.2 million at March 31, 2001 from $44.8 million at December 31, 2000. This is due to the net loss for the three months ended March 31, 2001, of $1.0 million, offset by $0.6 million received for options exercised and $0.6 for the February 28, 2001 extinguishment of debt (see Note 6 to the unaudited consolidated Financial Statements included in Part I, Item 1) and a decrease in the accumulated comprehensive loss of $0.4.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including: technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting the transaction and other fees which the Company is able to charge for its services; foreign exchange fluctuations; competition from bank owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services; the Company's relationships with its major customers, sponsor banks in various markets and International Card Organization; and changes in laws and regulations affecting the Company's business. These risks, and other risks are described elsewhere in this document and the Company's periodic filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Foreign Exchange Exposure

In the three months ended March 31, 2001, 31% of the Company's revenues were generated in Poland and Hungary, as compared to 28% in the three months ended March 31, 2000 and 27% in the three months ended March 31, 1999. The first quarter 2001 and 2000 figures have increased mainly due to the increase in revenues for the Polish operations. In Hungary the majority of revenues received are denominated in Hungarian Forint and in Poland, the majority of revenues are denominated in Polish Zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian Forint, Polish Zloty and the British Pound Sterling against the U.S. dollar, would have the combined effect of a $6.3 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at March 31, 2001 was $31.3 million compared to a carrying value of $72.3 million. A 1% increase from prevailing interest rates at March 31, 2001 would result in a decrease in fair value of notes payable by approximately $1.0 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.

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

   May 15, 2001      By:  /s/ MICHAEL J. BROWN
                          --------------------

                         Michael J. Brown
                         Chief Executive Officer

                     By:  /s/ JONATHAN P. SCHULTHEISS
                          ---------------------------

                         Jonathan P. Schultheiss
                         (Principal Accounting Officer)