Form 10-Q
period 2001-06-30
EURONET SERVICES INC
filed 2001-08-14
CIK 1029199

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2001, the Company had 20,483,653 common shares outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

EURONET SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share and per share data)
(Unaudited)



ASSETS                                                                                       June 30, 2001      Dec. 31, 2000
------                                                                                       -------------      -------------
  Current assets:
  Cash and cash equivalents                                                                     $  5,619            $ 7,151
  Restricted cash                                                                                  1,877              2,103
  Trade accounts receivable, net of allowances for doubtful accounts of
    $890,000 at June 30, 2001 and $740,000 at December 31, 2000                                    8,823              9,485
  Costs and estimated earnings in excess of billings on software
    installation contracts                                                                           956              1,117
  Income taxes receivable                                                                            970                  -
  Prepaid expenses and other current assets                                                        5,630              4,229
                                                                                                   ----              -----

  Total current assets                                                                            23,875             24,085

Property, plant, and equipment, net                                                               27,780             31,657
Intangible assets, net                                                                             2,156              2,604
Deferred income taxes                                                                                418                424
Other assets, net                                                                                  1,636              2,120
                                                                                                   -----              -----

Total assets                                                                                    $ 55,865            $60,890
                                                                                                ========            =======


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable                                                                         $ 4,192             $5,223
  Current installments of obligations under capital leases                                         3,936              3,466
  Accrued expenses and other current liabilities                                                   6,639              6,397
   Short-term borrowings                                                                             519                  -
  Advance payments on contracts                                                                    1,839              2,155
  Income taxes payable                                                                               384                350
  Billings in excess of costs and estimated earnings on software
    installation contracts                                                                         1,952              2,875
                                                                                                   -----              -----

  Total current liabilities                                                                       19,461             20,466

Obligations under capital leases, excluding current installments                                   6,899              8,034
Notes payable                                                                                     54,489             77,191
Other long-term liabilities                                                                        2,000                  -
                                                                                                   -----

Total liabilities                                                                                 82,849            105,691
                                                                                                  ------            -------

Stockholders' deficit:
  Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 19,661,643 shares at June 30, 2001 and 17,814,910 at
    December 31, 2000                                                                                392                356
  Additional paid in capital                                                                      92,508             81,327
  Treasury stock                                                                                    (145)              (140)
  Employee loans for stock                                                                          (463)              (561)
  Subscription receivable                                                                              -                (59)
  Accumulated deficit                                                                           (117,158)          (123,811)
  Restricted reserve                                                                                 785                784
  Accumulated other comprehensive loss                                                            (2,903)            (2,697)
                                                                                                 -------            -------

  Total stockholders' deficit                                                                    (26,984)           (44,801)
                                                                                                --------           --------

Total liabilities and stockholders' deficit                                                     $ 55,865            $60,890
                                                                                                ========            =======



See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         (In thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)


                                                       Six Months Ended June 30,    Three Months Ended June 30,
                                                       -------------------------    ---------------------------
                                                            2001         2000              2001         2000
                                                            ----         ----              ----         ----
Revenues:
     ATM network and related revenue                     $22,637      $17,211           $11,791       $8,951
     Software, maintenance and related revenue             8,125        7,645             4,148        3,967
                                                           -----        -----             -----        -----

     Total revenues                                       30,762       24,856            15,939       12,918
                                                          ------       ------            ------       ------

Operating expenses:
     Direct operating costs                               14,031       13,299             6,939        6,487
     Salaries and benefits                                13,525       14,386             6,458        7,428
     Selling, general and administrative                   4,179        5,226             2,046        2,592
     Depreciation and amortization                         4,305        5,437             2,126        2,704
                                                           -----        -----             -----        -----

     Total operating expenses                             36,040       38,348            17,569       19,211
                                                          ------       ------            ------       ------

Operating loss                                            (5,278)     (13,492)           (1,630)      (6,293)

Other income/(expense):
     Interest income                                         146          739                36          408
     Interest expense                                     (5,051)      (5,043)           (2,221)      (2,503)
     Foreign exchange gain/(loss), net                     7,391       (3,918)            3,146       (2,092)
                                                           -----       -------            -----       -------

     Total other income/(expense)                          2,486       (8,222)              961       (4,187)
                                                           -----       -------              ---       -------

Loss before income taxes and extraordinary item           (2,792)     (21,714)             (669)     (10,480)

Income taxes                                               2,074          (71)            1,792          (20)
                                                           -----           ---            -----           ---

(Loss)/income before extraordinary item                     (718)     (21,785)            1,123      (10,500)
Extraordinary gain on extinguishment of debt, net of
     income taxes of $1.3 million for the
     six months ended June 30, 2001 and $0.9
     million for the three months ended
     June 30, 2001                                         7,371            -             6,524            -
                                                           -----            -             -----            -

Net income/(loss)                                         $6,653     $(21,785)           $7,647     $(10,500)

Other comprehensive loss:
     Translation adjustment                                 (206)        (449)             (624)        (316)
                                                            -----        -----             -----        -----

Comprehensive income/(loss)                               $6,447     $(22,234)           $7,023     $(10,816)
                                                          ======     =========           ======     =========

Income/(loss) per share - basic:

     (Loss)/income before extraordinary item            $  (0.04)      $(1.37)            $0.06       $(0.64)
     Extraordinary gain on extinguishment of debt           0.40            -              0.34            -
                                                            ----         ----             -----           --

     Net income/(loss)                                     $0.36       $(1.37)            $0.40       $(0.64)
                                                           =====       =======            =====       =======

Weighted average number of shares outstanding         18,240,443    15,947,745       19,105,450   16,528,883
                                                      ==========    ==========       ==========   ==========
Income/(loss) per share - diluted:

    (Loss)/income before extraordinary item               $(0.04)       $(1.37)            0.05       $(0.64)
    Extraordinary gain an extinguishment of debt          $ 0.40             -            $0.32            -
                                                           -----        ------             ----       ------
Net income/(loss)                                         $ 0.36        $(1.37)           $0.37       $(0.64)
                                                           =====        ======             ====       ======






     See accompanying notes to unaudited consolidated financial statements.

                     EURONET SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)
                                   (Unaudited)


                                                                                   Six months ended June 30,
                                                                                   -------------------------

                                                                                    2001              2000
                                                                                    ----              ----
Cash flows from operating activities:
     Net income/(loss)                                                            $6,653          $(21,785)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Depreciation and amortization                                                 4,305             5,437
     Unrealized foreign exchange gains, net                                       (6,975)           (3,597)
     Accretion of discount on notes                                                4,088             4,492
     Gain on extinguishment of debt, net of tax                                   (7,371)                -
     Deferred tax benefit                                                         (1,258)                -
     Decrease in costs and estimated earnings in excess of billings
     on software installation contracts                                              161               182
     Decrease in restricted cash                                                     225             5,437
     Decrease in trade accounts receivable                                           661             1,856
     (Increase)/decrease in prepaid expenses and other current assets             (1,340)              262
     Decrease in trade accounts payable                                             (694)           (1,271)
     Increase in income taxes receivable                                            (970)                -
     Decrease in billings in excess of costs and estimated earnings
     on software installation contracts                                             (923)           (1,332)
     Increase/(decrease) in accrued expenses and other current liabilities            36            (4,676)
     Other                                                                           519                98
                                                                                     ---                --

     Net cash used in operating activities                                        (2,883)          (14,897)
                                                                                  -------          --------

Cash flows from investing activities:
     Fixed asset purchases                                                          (535)           (1,090)
     Proceeds from sale of fixed assets                                              317               221
     Net decrease in loan receivable                                                   -               (14)
                                                                                       -               ----

     Net cash used investing activities                                             (218)             (883)
                                                                                    -----             -----

Cash flows from financing activities:
     Proceeds from issuance of shares and other capital contributions                637             7,034
     Cash received from employees for purchase of common stock                        98               123
     Repurchase of notes payable                                                     185                 -
     Subscriptions paid/(receivable)                                                  59               (21)
     Repayment of obligations under capital leases                                (1,833)           (2,259)
     Proceeds from borrowings                                                      2,327               612
                                                                                   -----               ---

     Net cash provided by financing activities                                     1,473             5,489

Effects of exchange rate differences on cash                                          96               294
                                                                                      --               ---

Net decrease in cash and cash equivalents                                         (1,532)           (9,997)
Cash and cash equivalents at beginning of period                                   7,151            15,037
                                                                                   -----            ------

Cash and cash equivalents at end of period                                        $5,619            $5,040
                                                                                  ======            ======


See accompanying notes to unaudited consolidated financial statements. See Note 6 for details of significant non-cash transactions.

EURONET SERVICES INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Services Inc. and subsidiaries (collectively, "Euronet" or the "Company") have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2001, the results of its operations for the three-month periods and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Services Inc. and subsidiaries for the year ended December 31, 2000, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $5.3 million for the six months ended June 30, 2001 primarily due to the significant costs associated with the expansion of its ATM network and investment support and research and development in its software. In addition, the Company generated negative cash flows from operations of $2.9 million for the six months ended June 30, 2001, as a result of these same factors. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities during the remainder of 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

The Company has a $4.0 million credit facility under an unsecured revolving credit agreement (see Note 5). As of June 30, 2001, the Company had drawn $2.0 million under such credit agreement. In addition, the Company holds repurchased notes payable with a face value of DEM 105.7 million ($46.0 million) and a fair value at June 30, 2001 of $27.5 million. The Company believes that cash and cash equivalents at June 30, 2001, and the revolving credit agreement described above, will provide the Company with sufficient cash resources until it achieves positive cash flow. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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

NOTE 3 - EARNINGS PER SHARE - BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. For the six month periods ended June 30, 2001 and 2000 and the three month period ended June 30, 2000 the effect of potential common stock is antidilutive, accordingly dilutive earnings per share does not assume the exercise of outstanding stock and warrants. For the 3 months ended June 30, 2001 dilutive earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised using the treasury stock method where applicable.

Weighted average shares including the dilutive effect of stock options 1,535,603 and warrants 162,537 amounts to 20,803,590 for the three months ended June 30, 2001.

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

The following tables present the segment results of the Company's operations for the three-month and six-month periods ended June 30, 2001 and June 30, 2000.


(Unaudited)
(In thousands)

                                              Network Services
                                              ----------------
For the three months ended          Central    Western              Network      Software     Corporate
June 30, 2001                       Europe     Europe     Other     Total        Solutions    Services      Total
                                    ------     ------     ------    -----        ---------    --------      -----

Total revenues                        $5,934     $5,241      $616    $11,791      $4,193           $-     $15,984
Total operating expenses              (5,850)    (4,570)   (1,087)   (11,507)     (4,248)      (1,859)    (17,614)
Operating income/(loss)                   84        671      (471)       284         (55)      (1,859)     (1,630)
Interest income                           12          7         3         22          (9)          23          36
Interest expense                        (215)       (61)       (6)      (282)          -       (1,939)     (2,221)
Foreign exchange gain/(loss), net        311       (204)      740        847           -        2,299       3,146
Net income/(loss) before income         $192       $413      $266       $871        $(64)     $(1,476)      $(669)
taxes

Segment assets                       $23,097    $15,645    $3,914    $42,656      $7,552       $5,657     $55,865
Fixed assets                          15,330     10,108     1,328     26,766         908          106      27,780
Depreciation and amortization            979        752       242      1,973         117           36       2,126


(Unaudited)
(In thousands)

                                             Network Services
                                             ----------------
For the three months ended          Central    Western              Network      Software     Corporate
June 30, 2000                       Europe     Europe     Other     Total        Solutions    Services      Total
                                    ------     ------     ------    -----        ---------    --------      -----
Total revenues                        $4,587     $3,942      $422     $8,951      $4,012         $-      $12,963


Total operating expenses              (5,495)    (4,584)     (506)   (10,585)     (6,483)      (2,188)    (19,256)
Operating loss                          (908)      (642)      (84)    (1,634)     (2,471)      (2,188)     (6,293)
Interest income                          153         59        14        226          56          126         408
Interest expense                        (220)       (40)       (3)      (263)          -       (2,240)     (2,503)
Foreign exchange loss, net              (418)      (268)     (227)      (913)         (1)      (1,178)     (2,092)
Net loss before income taxes        $ (1,393)     $(891)    $(300)   $(2,584)    $(2,416)     $(5,480)   $(10,480)

Segment assets                       $31,710    $18,323    $3,098    $53,131     $16,858       $6,355     $76,344
Fixed assets                          19,600     12,734     1,650     33,984       1,017          127      35,128
Depreciation and amortization            976        754       296      2,026         630           48       2,704


(Unaudited)
(In thousands)
                                             Network Services
                                             ----------------
For the six months ended           Central    Western             Network     Software    Corporate
June 30, 2001                       Europe     Europe   Other      Total      Solutions    Services      Total
                                    ------     ------   -----    ---------    ---------    --------      -------
Total revenues                       $11,423    $10,082    $1,133    $22,638      $8,214           $-     $30,852
Total operating expenses             (11,535)    (9,528)   (1,951)   (23,014)     (9,807)      (3,309)    (36,130)
Operating (loss)/income                 (112)       554      (818)      (376)     (1,593)      (3,309)     (5,278)
Interest income                           36         30         6         72          23           51         146
Interest expense                        (477)      (112)       (6)      (595)          -       (4,456)     (5,051)
Foreign exchange gain/(loss), net        100       (460)      279        (81)         (1)       7,473       7,391
Net (loss)/income before income        $(453)       $12     $(539)     $(980)    $(1,571)       $(241)    $(2,792)
taxes

Segment assets                       $23,097    $15,645    $3,914    $42,656      $7,552       $5,657     $55,865
Fixed assets                          15,330     10,108     1,328     26,766         908          106      27,780
Depreciation and amortization          1,982      1,513       502      3,997         237           71       4,305


(Unaudited)
(In thousands)

                                            Network Services
                                            ----------------
For the six months ended           Central    Western             Network     Software    Corporate
June 30, 2001                       Europe     Europe   Other      Total      Solutions    Services      Total
                                    ------     ------   -----    ---------    ---------    --------      -------
Total revenues                        $8,582     $7,698      $931    $17,211      $7,735           $-     $24,946
Total operating expenses             (10,722)    (9,825)   (1,125)   (21,672)    (12,735)      (4,031)    (38,438)
Operating loss                        (2,140)    (2,127)     (194)    (4,461)     (5,000)      (4,031)    (13,492)
Interest income                          235         65        32        332          96          311         739
Interest expense                        (459)       (79)       (6)      (544)          -       (4,499)     (5,043)
Foreign exchange loss, net              (786)      (325)     (409)    (1,520)          -       (2,398)     (3,918)
Net loss before income taxes         $(3,150)   $(2,466)    $(577)   $(6,193)    $(4,904)    $(10,617)   $(21,714)

Segment assets                       $31,710    $18,323    $3,098    $53,131     $16,858       $6,355     $76,344
Fixed assets                          19,600     12,734     1,650     33,984       1,017          127      35,128
Depreciation and amortization          1,941      1,495       614      4,050       1,265          122       5,437


The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.


(Unaudited)                                           For the three months ended      For the six months ended
(in thousands)                                       June 30, 2001  June 30, 2000   June 30, 2001  June 30, 2000
                                                    --------------  -------------   -------------  -------------
Revenues:

Total revenues for reportable segments                 $15,984       $12,963          $30,852       $24,946
Elimination of inter segment revenues                      (45)          (45)             (90)          (90)
                                                           ----          ----             ----          ----

Total consolidated revenues                            $15,939       $12,918          $30,762       $24,856
                                                       =======       =======          =======       =======

Total revenues for the six months ended June 30, 2001 and June 30, 2000 and long-lived assets as of June 30, 2001 and June 30, 2000 for the Company analyzed by geographical location is as follows:


                                                     Total Revenues               Long-lived Assets
                                                     --------------               -----------------
                                                    June 30,    June 30,        June 30,       Dec 31,
                                                      2001         2000           2001           2000
                                                      ----         ----           ----           ----

     United States                                  $9,347       $8,667           $931           $984
     Germany                                         4,900        4,907          3,985          4,800
     Poland                                          5,932        4,197          9,293          9,824
     Hungary                                         3,584        3,147          4,839          5,878
     UK                                              4,794        2,343          4,830          4,902
     Other                                           2,295        1,685          3,902          5,269
                                                     -----        -----          -----          -----

     Total                                         $30,852      $24,946        $27,780        $31,657
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

NOTE 5 - CREDIT FACILITY

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $600,000. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility must now be repaid by June 28, 2002.

A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, and on June 28, 2001, for the subsequent extensions of the facility. Warrants are issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

As of June 30, 2001, the Company has drawn $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002. The remaining $2.0 million under the agreement is available to be drawn until December 28, 2001.

NOTE 6 - EXTINGUISHMENT OF DEBT

During the three months ending March 31, 2001, in a single transaction, the Company exchanged 3,000 units (principal amount of DEM 3.0 million) of its 12 3/8% senior discount notes (the "Senior Discount Notes") and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.5 million (net of applicable income taxes of $0.1 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($1,205,000) and the fair market value of the common stock issued ($594,000), offset by the write-off of the allocated unamortized deferred financing costs ($30,000). This transaction was exempt from registration in accordance with Section 3(a)9 of the U.S. Securities Act of 1933 (the "Act").

During the three months ending March 31, 2001, in a single transaction, the Company exchanged 8,750 Senior Discount Notes (principal face amount of DEM 8.75 million) of its Senior Discount Notes for two new Senior discount notes having an aggregate face amount of US $2,933,000 (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.4 million (net of applicable income taxes of $0.3 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3,336,000) and the fair market value of the New Notes issued ($2,525,000), offset by the write-off of the allocated unamortized deferred financing costs ($85,000). This transaction was exempt from registration in accordance with Section 3(a)9 of the Act.

During the three months ending June 30, 2001, in seven separate transactions, the Company exchanged 45,600 units (principal amount of DEM 45.6 million) of its Senior Discount Notes and 136,800 warrants for 1,596,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $6.5 million (net of applicable income taxes of $0.9 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants entinguished ($17,776,000) and the fair market value of the common stock issued ($9,883,000), offset by the write-off of the allocated unamortized deferred financing costs ($431,000). These transactions were exempt from registration in accordance with Section 3(a)9 of the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired. The Company will consider additional repurchases of its Senior Discount Notes if opportunities arise to complete such transactions on favorable terms.

NOTE 7 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but may be renewed for a second six month period, for a total period for the loans of up to one year. The loans are unsecured. Amounts advanced bear interest of 10% per annum.

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

NOTE 8 - SUBSEQUENT EVENTS

As of August 14, 2001, in three separate transactions, the Company exchanged an aggregate of face value DEM 30 million of its Senior Discount Notes for 1,021,000 shares of its common stock, par value $0.02 per share. These exchanges will be accounted for as an extinguishment of debt with the resulting extraordinary gains on such extinguishment calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished and the fair market value of the common stock issued, offset by the write-off of the allocated unamortized deferred financing costs. The transactions are exempt from registration in accordance with Section 3(a)9 of the Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

Euronet Services Inc. ("Euronet" or the "Company") is a leading provider of secure electronic financial transaction solutions. The Company provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile operators. The Company operates an independent automated teller machine ("ATM") network of over 2,800 ATMs in Europe and the United States, and through its software subsidiary, Euronet USA, Inc., (formerly Arkansas Systems, Inc.)("Euronet USA"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eleven offices in Europe and three in the United States, Euronet offers its solutions in more than 60 countries around the world.

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

Beginning in 2000, the Company began offering a new set of solutions to mobile phone companies and banks, including solutions facilitating the purchase of prepaid mobile phone time ("Prepaid Recharge Solutions") and wireless banking ("Wireless Banking Solutions"). The Prepaid Recharge Solutions are offered to mobile phone companies and involve processing transactions initiated by mobile phone users on ATMs (including in particular ATMs owned or operated by the Company), POS terminals, PCs connected to the internet, the mobile phones themselves or other wireless devices. These transactions are routed to Euronet's processing centers, then to card issuers to obtain authorization of a card transaction, and finally to the mobile phone company to open up the prepaid phone time purchased on the mobile phone user's account. The Wireless Banking Solutions are sold to banks and permit individuals to access their bank account information and initiate transactions from wireless devices and permit banks to send messages regarding events occurring on their customers' accounts to the customers' mobile phones. Revenues from these solutions were not significant for three month and six month periods ended June 30, 2001, but are increasing as contracts are signed with more mobile phone companies. Based on indications of interest from the market, the Company believes this emerging area of its business will grow rapidly.


SEGMENT RESULTS OF OPERATIONS
(Unaudited)
(In thousands)                                                 Revenues     Operating Income/(loss)
                                                               --------     -----------------------

Three months ended June 30,                               2001         2000         2001         2000
---------------------------                               ----         ----         ----         ----
Network Services:
     Central European                                   $5,934       $4,587          $84        $(908)
     Western European                                    5,241        3,942          671         (642)
     Other                                                 616          422         (471)         (84)
                                                           ---           --         -----         ----

     Total Network Services                             11,791        8,951          284       (1,634)
Software Solutions                                       4,193        4,012          (55)      (2,471)
Corporate Services                                           -            -       (1,859)      (2,188)
Inter segment eliminations                                 (45)         (45)           -            -
                                                           ----         ----           -            -

Total                                                  $15,939      $12,918      $(1,630)     $(6,293)
                                                       =======      =======      ========     ========


(Unaudited)
(In thousands)                                                 Revenues     Operating Income/(Loss)
                                                               --------     -----------------------

Six months ended June 30,                                 2001         2000         2001         2000
-------------------------                                 ----         ----         ----         ----
Network Services:
     Central European                                  $11,423       $8,582        $(112)     $(2,140)
     Western European                                   10,082        7,698          554       (2,127)
     Other                                               1,133          931         (818)        (194)
                                                         -----          ---         -----        -----

     Total Network Services                             22,638       17,211         (376)      (4,461)
Software Solutions                                       8,214        7,735       (1,593)      (5,000)
Corporate Services                                           -            -       (3,309)      (4,031)
Inter segment eliminations                                 (90)         (90)           -            -
                                                           ----         ----           -            -

Total                                                  $30,762      $24,856      $(5,278)    $(13,492)
                                                       =======      =======      ========    =========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NETWORK SERVICES SEGMENT

Revenues

Total segment revenues increased by $2.8 million or 32% to $11.8 million for the three months ended June 30, 2001 from $9.0 million for the three months ended June 30, 2000, and by $5.4 million or 32% to $22.6 million for the six months ended June 30, 2001 from $17.2 million for the six months ended June 30, 2000. The increase in revenues is due primarily to the significant increase in transaction volume and an increase in the number of ATMs operated by the Company during these periods.

In total, the Company had 2,518 ATMs installed as of June 30, 2000, and processed 12.9 million transactions for the three months ended June 30, 2000 and
23.9 million transactions for the six months ended June 30, 2000. As of June 30, 2001, the Company's ATM network increased by 345 ATMs, or 14%, to a total of 2,863 ATMs, of which 68% are owned by the Company and 32% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 16.7 million transactions for the three months ended June 30, 2001, an increase of 3.8 million transactions, or 29%, over the three months ended June 30, 2000. The Company processed 31.6 million transactions for the six months ended June 30, 2001, an increase of 7.7 million transactions, or 32%, over the six months ended June 30, 2000.

Revenues for the Central European Sub-segment totaled $5.9 million for the three months ended June 30, 2001 as compared to $4.6 million for the three months ended June 30, 2000 and $11.4 million for the six months ended June 30, 2001 as compared to $8.6 million for the six months ended June 30, 2000. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,342 at June 30, 2000 to 1,455 at June 30, 2001, and increased transaction volumes.

Revenues for the Western European Sub-segment totaled $5.2 million for the three months ended June 30, 2001 as compared to $3.9 million for the three months ended June 30, 2000 and $10.1 million for the six months ended June 30, 2001 as compared to $7.7 million for the six months ended June 30, 2000. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 719 at June 30, 2000 to 861 at June 30, 2001, and increased transaction volumes.

Revenues for the Other ATM Operations Sub-segment were $0.6 million for the three months ended June 30, 2001 as compared to $0.4 million for the three months ended June 30, 2000 and $1.1 million for the six months ended June 30, 2001 as compared to $0.9 million for the six months ended June 30, 2000. The revenues from this segment were earned by EFT Network Services, LLC. a subsidiary of Euronet USA.

Of total segment revenue, approximately 86% is attributable to those ATMs owned by the Company for the three months ended June 30, 2001 and 84% for the three months ended June 30, 2000. Of total transactions processed, approximately 73% is attributable to those ATMs owned by the Company for the three months ended June 30, 2001 and 77% for the three months ended June 30, 2000. In addition, of total segment revenue approximately 86% is attributable to those ATMs owned by the Company for the six months ended June 30, 2001 and 86% for the six months ended June 30, 2000. Of total transactions processed, approximately 74% are attributable to those ATMs owned by the Company for the six months ended June 30, 2001 and 76% for the six months ended June 30, 2000. The Company believes the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is an extremely positive development and will provide higher marginal returns on investments.

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

Operating Expenses

Total segment operating expenses increased to $11.5 million for the three months ended June 30, 2001 from $10.6 million for the three months ended June 30, 2000 and to $23.0 million for the six months ended June 30, 2001 from $21.7 million for the six months ended June 30, 2000. The increases are due primarily to reallocations of cost from the companies corporate segment to the Other Operations Sub-segment and costs associated with the installation of additional ATMs and expansion of the Company's operations.

The operating expenses for the Central European Sub-segment totaled $5.9 million for the three months ended June 30, 2001 as compared to $5.5 million for the three months ended June 30, 2000 and $11.5 million for the six months ended June 30, 2001 as compared to $10.7 million for the six months ended June 30, 2000. The increase in operating expenses year-on-year is mainly the result of certain performance related bonus payments that were expensed in 2001 and costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods in the Network Services Sub-segment.

The operating expenses for the Western European Sub-segment totaled $4.6 million for the three months ended June 30, 2001 as compared to $4.6 million for the three months ended June 30, 2000, and $9.5 million for the six months ended June 30, 2001 as compared to $9.8 million for the six months ended June 30, 2000. The decrease in operating expenses is due to significant costs related to the relocation of ATMs in Germany for the comparable period in 2000 (the three months ended March 31, 2000). This is partially offset by costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods in this Sub-segment.

The operating expenses for the Other Operations Sub-segment were $1.1 million for the three months ended

June 30, 2001 as compared to $0.5 million for the three months ended June 30, 2000, and $2.0 million for the six months ended June 30, 2001 as compared to $1.1 million for the six months ended June 30, 2000. The increases are due primarily to reallocations of cost from the corporate services segment to the Other Operations Sub-segment. The operating expenses of this segment are generated by EFT Network Services LLC, a subsidiary of Euronet USA, and unallocated costs associated with the Company's processing facilities in Budapest, Hungary.

Direct operating costs in the Network Services Segment consist primarily of: ATM installation costs, ATM site rental costs, costs associated with maintaining ATMs, ATM telecommunication costs, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $6.7 million for the three months ended June 30, 2001 from $6.3 million for the three months ended June 30, 2000 and to $13.6 million for the six months ended June 30, 2001 from $13.0 million for the six months ended June 30, 2000. In addition, intercompany allocations were made to charge the Network Services operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $1.1 million for the three months ended June 30, 2001 and $0.9 million for the three months ended June 30, 2000 and $2.0 million for the six months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2000. The components of direct operating costs for the three and six month periods ended June 30, 2001 and 2000 were:


(Unaudited)                                 Three months ended June 30,          Six months ended June 30,
(in thousands)                                        2001         2000                  2001         2000
                                                      ----         ----                  ----         ----

ATM communication                                   $1,131       $1,060                $2,268       $2,087
ATM cash filling and interest on network cash        1,760        1,781                 3,546        3,670
ATM maintenance                                        999          907                 2,125        1,933
ATM site rental                                        619          545                 1,221        1,108
ATM installation                                        79          315                   355          497
Transaction processing and ATM monitoring            1,696        1,199                 3,272        2,534
Other                                                  434          495                   807        1,179
                                                       ---          ---                   ---        -----

Total direct operating expenses                     $6,718       $6,302               $13,594      $13,008
                                                    ======       ======               =======      =======


As a percentage of network revenue, direct operating costs fell from 70% for the three months ended June 30, 2000 to 57% for the three months ended June 30, 2001. On a per ATM basis, the direct operating costs fell from $2,503 per ATM for the three months ended June 30, 2000 to $2,346 per ATM for the three months ended June 30, 2001. On a per transaction basis the direct operating costs fell from $0.49 per transaction for the three months ended June 30, 2000 to $0.40 per transaction for the three months ended June 30, 2001, an improvement of 18%.

Segment salaries and benefits increased to $2.5 million for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000 and increased to $4.6 million for the six months ended June 30, 2001 from $3.7 million for the six months ended June 30, 2000. The increase in salaries year-on-year is mainly the result of certain performance related bonus payments that were expensed in 2001 in the Other Network Services Sub-segment

Selling, general and administrative costs allocated to the Network Services Segment decreased to $0.3 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000 and to $0.8 million for the six months ended June 30, 2001 from $0.9 million for the six months ended June 30, 2000. The cost decreases for the three months and six months ended June 30, 2000, result largely from increases in the allocation of costs from the Budapest processing center to the direct operating costs of the ATM network, due to an increase in the number of ATMs operated by the Company, as discussed previously.

Depreciation and amortization remained at $2.0 million for the three months ended June 30, 2001 and 2000 and $4.0 million for the six months ended June 30, 2001 and 2000.

Operating Income/(Loss)

The total Network Services Segment posted operating income of $0.3 million for three months ended June 30, 2001 as compared to an operating loss of $1.6 million for the three months ended June 30, 2000 and the operating loss decreased to $0.4 million for the six months ended June 30, 2001 from $4.5 million for the six months ended June 30, 2000, as a result of the factors discussed previously.

The Central European Sub-segment posted operating income of $0.1 million for the three months ended June 30, 2001 compared to an operating loss of $0.9 million for the three months ended June 30, 2000 and an operating loss of $0.1 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000, as a result of the factors discussed previously.

The Western European Sub-segment posted operating income of $0.7 million for the three months ended June 30, 2001 compared to an operating loss of $0.6 million for the three months ended June 30, 2000 and operating income of $0.6 million for the six months ended June 30, 2001 compared to an operating loss of $2.1 million for the six months ended June 30, 2000, as a result of the factors discussed previously.

The Other Sub-segment operating loss increased to $0.5 million for the three months ended June 30, 2001 compared to $0.1 million for the three months ended June 30, 2000 and to $0.8 million for the six months ended June 30, 2001 from $0.2 million for the six months ended June 30, 2000, as a result of the factors discussed previously.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions Revenue

Total segment revenues increased by $0.2 million or 4.5% to $4.2 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000, and increased by $0.5 million or 6% to $8.2 million for the six months ended June 30, 2001 from $7.7 million for the six months ended June 30, 2000. Software revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. The components of software solutions revenue for the three month and six month periods ended June 30, 2001 and 2000 were:


(Unaudited)
                                            Three months ended June 30,          Six months ended June 30,
                                            ---------------------------          -------------------------

(in thousands)                                        2001         2000                  2001         2000
                                                      ----         ----                  ----         ----

Software license fees                                 $885       $1,289                $2,032       $1,980
Professional service fees                            1,734        1,630                 3,405        2,943
Maintenance fees                                     1,211        1,000                 2,412        2,546
Hardware sales                                         363           93                   365          266
                                                       ---           --                   ---          ---

Total segment revenues                              $4,193       $4,012                $8,214       $7,735
                                                    ======       ======                ======       ======


The decrease in software license fees the three months ended June 30, 2001 reflects the change in the mix of contracts signed as compared to the three months ended 30th June 2000. The Company has signed an increasing number of contracts that have a larger share of professional services relative to the license fee. The Company believes that revenues of the Software Solutions Segment will increasingly be derived from the Company's new set of software solutions, including its Wireless Banking Solutions.

Professional service fees are generally realized in connection with the sale and installation of software, although an increasing amount of professional services are being derived from contracts that do not necessarily have a software license component.

The increase in maintenance fees for the three months ended June 30, 2001 is due to the good software sales in the first quarter. The decrease in maintenance fees for the six months ended June 30, 2001 is due to the expiration of maintenance contracts in the first quarter that have not been renewed by customers. The Company expects this decrease to be offset by existing and future software sales contracts, which include ongoing maintenance fees.

Although hardware sales were favorable for the current quarter, the Company does not plan to pursue growth in this segment.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company and for which the Company expects recognition of the related revenue within one year. At June 30, 2001 the revenue backlog was $1.7 million compared to $3.4 million at June 30, 2000. The decrease in backlog from June 30, 2000 results principally from improved delivery of software. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative expenses, and depreciation and amortization. Total segment operating expenses increased to $4.2 million for the three months ended June 30, 2001 from $6.5 million for the three months ended June 30, 2000 and $9.8 million for the six months ended June 30, 2001 from $12.7 million for the six months ended June 30, 2000. The components of Software Solutions Segment operating costs for the three month and six month periods ended June 30, 2001 and 2000 were:


(Unaudited)
(in thousands)                      Three months ending June 30,       Six months ending June 30,
                                    ---------------------------        -------------------------
                                            2001              2000              2001             2000
                                            ----              ----              ----             ----
Direct operating costs                     $  266            $  230            $  527          $   381
Salaries and benefits                       3,040             4,572             7,255            8,692
Selling, general and administrative           825             1,050             1,788            2,397
Depreciation and amortization                 117               630               237            1,265
                                              ---               ---               ---            -----

Total direct operating expenses            $4,248            $6,482            $9,807          $12,735
                                           ======            ======            ======          =======

During the first quarter, 2001 the Company reduced its workforce significantly with the primary objective of reducing costs in its Software Solutions Segment to bring them more in line with the anticipated revenue. The financial impact of these reductions can be seen in the results for the three months ended June 30, 2001.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development. In particular, the Company has invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on the Company's ATM network. In addition, the Company continues to invest in the on-going development of products that were recently introduced to the market. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed decreased to $1.1 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000 and to $2.4 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000.

Operating Loss

The Software Solutions Segment operating loss decreased to $55,000 for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000 and to $1.6 million for the six months ended June 30, 2001 from $5.0 million for the six months ended June 30, 2000, as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment decreased to $1.9 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000 and $3.3 million for the six months ended June 30, 2001 from $4.0 million for the six months ended June 30, 2000. The components of corporate services operating costs for the three and six month periods ended June 30, 2001 and 2000 were:


(Unaudited)
                                            Three months ended June 30,          Six months ended June 30,
                                            ---------------------------          -------------------------

(in thousands)                                        2001         2000                  2001         2000
                                                      ----         ----                  ----         ----

Salaries and benefits                                 $921         $991                $1,662       $2,003
Selling, general and administrative                    902        1,149                 1,576        1,906
Depreciation and amortization                           36           48                    71          122
                                                        --           --                    --          ---

Total direct operating expenses                     $1,859       $2,188                $3,309       $4,031
                                                    ======       ======                ======       ======

Cost control measures taken by the Company are the primary reasons for these decreased expenditures, including workforce reductions during the first quarter of 2001.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $36,000 for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000 and $0.1 million for the six months ended June 30, 2001 from $0.7 million for the six months ended June 30, 2000. The decreases are the result of the decrease in cash.

Interest Expense

Interest expense decreased to $2.2 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000 and remained at $5.0 million for the six months ended June 30, 2001 and 2000. The decrease for the three months ended June 30, 2001 is the result of the Company's bond repurchases in 2001 and a reduction in the interest on foreign currency debt due to devaluation of the respective foreign currency.

Foreign Exchange Gain/Loss

The Company had a net foreign exchange gain of $3.1 million for the three months ended June 30, 2001, compared to a net foreign exchange loss of $2.1 million for the three months ended June 30, 2000 and a net foreign exchange gain of $7.4 million for the six months ended June 30, 2001 compared to a net foreign exchange loss of $3.9 million for the six months ended June 30, 2000. Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros or Euro equivalents, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities gives rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Extraordinary Gain

During the six months ended June 30, 2001 the Company entered into nine debt swap transactions which resulted in a combined extraordinary gain of $6.5 million (net of applicable income taxes of $0.9 million) for the three months ended June 30, 2001, and $7.4 million (net of applicable income taxes of $1.3 million) for the six months ended June 30, 2001 (see Note 6 to the unaudited Consolidated Financial Statements included in Part I, Item 1). There were no extraordinary gains or losses for the three and six month periods ended June 30, 2000.

Net Income/(Loss)

The Company generated net income of $7.6 million during the three months ended June 30, 2001 as compared to a net loss of $10.5 million for the three months ended June 30, 2000 and net income of $6.7 million for the six months ended June 30, 2001 as compared to a net loss of $21.8 million for the six months ended June 30, 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of its Senior Discount Notes, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $117.1 million, investments in property, plant and equipment of approximately $55.9 million and acquisitions of $24.6 million.

At June 30, 2001 the Company had cash and cash equivalents of $5.6 million and working capital of $4.4 million. The Company had $1.9 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials. In addition to the assets held on the balance sheet at June 30, 2001, the Company held repurchased notes payable with a face value of DEM 105.7 million ($46.0 million as of June 30, 2001, based on a USD to DM rate of 1:2.30) and a fair market value at June 30, 2001, of $27.5 million.

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $600,000. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility must now be repaid by June 28, 2002.

A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, and on June 28, 2001, for the subsequent extensions of the facility. Warrants are issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

As of June 30, 2001, the Company has drawn $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002. Interest payments are due quarterly. The remaining $2.0 million under the agreement is available to be drawn until December 28, 2001.

The Company leases many of its ATMs under capital lease arrangements that expire between 2001 and 2005. The leases bear interest between 8% and 12% per annum. As of June 30, 2001 the Company owed $10.8 million under such capital lease arrangements.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2001 are expected to be approximately $3.0 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities in 2001. In the Network Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects that the benefits of a restructuring program completed in the first quarter of 2001 will reduce the operating losses and bring operating costs more in line with anticipated revenues. The Company believes that the amounts available under the Credit Agreement and cash and cash equivalents will provide the Company with sufficient capital until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $5.6 million at June 30, 2001 from $7.2 million at December 31, 2000 is due primarily to the net effects of working capital movements and operating losses for the six months ended June 30, 2001.

Restricted Cash

Restricted cash decreased to $1.9 million at June 30, 2001 from $2.1 million at December 31, 2000. The majority of restricted cash was held as security with respect to cash provided in Hungary by banks participating in Euronet's ATM network.

Trade Accounts Receivable

Trade accounts receivable decreased to $8.8 million at June 30, 2001 from $9.5 million at December 31, 2000, due primarily to increased collections.

Property, Plant and Equipment

Net property, plant and equipment decreased to $27.8 million at June 30, 2001 from $31.7 million at December 31, 2000. This decrease is due primarily to recognizing fixed asset depreciation in excess of fixed asset additions.

Intangible Assets

Net intangible assets decreased to $2.2 million at June 30, 2001 from $2.6 million at December 31, 2000. The decrease is the result of amortization of purchased goodwill in respect of the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $19.5 million at June 30, 2001 from $20.5 million at December 31, 2000. This decrease is due primarily to decreases in trade accounts payable.

Capital Leases

Total capital lease obligations including current installments decreased to $10.8 million at June 30, 2001 from $11.5 million at December 31, 2000. This decrease is due primarily to recognizing lease payments in excess of leased fixed asset additions.

Notes Payable

Notes payable decreased to $54.5 million at June 30, 2001 from $77.2 million at December 31, 2000. This is the result of several transactions as follows:

Balance at December 31, 2000                                            $77.2
Unrealized foreign exchange gain (DEM vs. USD)                           (7.5)
Accretion of notes payable interest                                       4.2
Extinguishment of debt (see note 6 to the unaudited
consolidated financial statements)                                      (19.4)
                                                                        ------

Balance at June 30, 2001                                                $54.5
                                                                        =====

Total Stockholders' Deficit

Total stockholders' deficit decreased to $27.0 million at June 30, 2001 from $44.8 million at December 31, 2000. This is due to the net profit for the six months ended June 30, 2001 of $6.7 million, $0.6 million received for options exercised and $10.7 million for the shares issued on the extinguishments of debt (see note 6 to the unaudited consolidated financial statements) and an increase in the accumulated comprehensive loss of $0.2 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141 to its carrying amount both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.7 million which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Foreign Exchange Exposure

In the six months ended June 30, 2001, 31% of the Company's revenues were generated in Poland and Hungary, as compared to 30% in the six months ended June 30, 2000 and 27% in the six months ended June 30, 1999. The first six months of 2001 and 2000 figures have increased mainly due to the increase in revenues for the Polish operations. In Hungary the majority of revenues received are denominated in Hungarian Forint and in Poland, the majority of revenues are denominated in Polish Zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian Forint, Polish Zloty and the British Pound against the U.S. dollar, would have the combined effect of a $4.6 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at June 30, 2001 was $40.7 million compared to a carrying value of $54.5 million. A 1% increase from prevailing interest rates at June 30, 2001 would result in a decrease in fair value of notes payable by approximately $1.6 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Company's annual meeting on May 24, 2001, the shareholders of the Company's Common Stock, par value $0.02 per share voted in favor of the following actions, as follows:

1.       Election of Directors:

The shareholders voted in favor of the renewal of the term of office of Michael
J. Brown and to elect a new director, Jeanine Strandjord, as follows:

Director                    Voted in Favor         Withheld
--------                    --------------         --------

Michael J. Brown             11,843,810            481,650
Jeanine Strandjord           12,280,465             44,995

2.       Increase in Authorized Shares

The shareholders voted to approve an amendment to the Company's Certificate of Incorporation increasing the total number of authorized shares of Common Stock of the Company, par value $0.02, from 30,000,000 to 60,000,000 shares.

              Voted in Favor                  Voted Against            Abstain
              --------------                  -------------            -------
                12,205,253                       116,007                4,200

3.       Change of Corporate Name

The shareholders voted to approve an amendment to the Company's Certificate of Incorporation changing the name of the Company from "Euronet Services Inc." to "Euronet Worldwide, Inc."

              Voted in Favor                  Voted Against            Abstain
              --------------                  -------------            -------
                12,322,960                        1,700                  800

4.       Approval of Stock Purchase Plan

The shareholders voted approve the Euronet Services Inc. Employee Stock Purchase Plan.

              Voted in Favor                  Voted Against            Abstain
              --------------                  -------------            -------
                12,221,971                       94,964                 8,525

5.       Ratification of Appointment of Accountants

The shareholders voted to ratify the appointment of the KPMG as independent auditors of the Company for the year ending December 31, 2001.

              Voted in Favor                  Voted Against            Abstain
              --------------                  -------------            -------
                12,263,345                       58,015                  4100

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2001                      By:    /s/ MICHAEL J. BROWN
                                            --------------------

                                            Michael J. Brown
                                            Chief Executive Officer

                                     By:    /s/ KENDALL COYNE
                                            -----------------

                                            Kendall Coyne
                                            (Chief Financial Officer)