Form 10-Q
period 2001-09-30
EURONET WORLDWIDE INC
filed 2001-11-14
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


        --------------------------------------------------------------

                                   FORM 10-Q

        --------------------------------------------------------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER C00-22167

        --------------------------------------------------------------

                            EURONET WORLDWIDE, INC.
          (Exact name of the registrant as specified in its charter)

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

                                YES [X]  NO [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2001, the Company had 21,271,918 common shares outstanding.

PART I.  FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-------------------------------

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share and per share data)
(Unaudited)



ASSETS                                                                   Sept. 30, 2001  Dec. 31, 2000
------                                                                   --------------  -------------
Current assets:
Cash and cash equivalents                                                       $ 5,304        $ 7,151
Restricted cash                                                                   1,900          2,103
Trade accounts receivable, net of allowances for doubtful accounts of
  $455,000 at September 30, 2001 and $740,000 at December 31, 2000                8,206          9,485
Costs and estimated earnings in excess of billings on software
  installation contracts                                                            886          1,117
Prepaid expenses and other current assets                                         6,871          4,229
                                                                                -------        -------

Total current assets                                                             23,167         24,085

Property, plant, and equipment, net                                              29,775         31,657
Intangible assets, net                                                            2,145          2,604
Deferred income taxes                                                               423            424
Other assets, net                                                                 1,002          2,120
                                                                                -------        -------

Total assets                                                                    $56,512        $60,890
                                                                                =======        =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
 Trade accounts payable                                                       $   5,009      $   5,223
 Current installments of obligations under capital leases                         4,295          3,466
 Accrued expenses and other current liabilities                                   6,201          6,747
 Short-term borrowings                                                              531              -
 Advance payments on contracts                                                    1,838          2,155
 Billings in excess of costs and estimated earnings on software
  installation contracts                                                          1,752          2,875
                                                                              ---------      ---------

 Total current liabilities                                                       19,626         20,466

Obligations under capital leases, excluding current installments                  7,624          8,034
Notes payable                                                                    46,217         77,191
Other long-term liabilities                                                       2,000              -
                                                                              ---------      ---------

Total liabilities                                                                75,467        105,691
                                                                              ---------      ---------

Stockholders' deficit:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 21,121,448 shares at September 30, 2001 and 17,814,910 at
   December 31, 2000                                                                422            356
Additional paid in capital                                                      105,924         81,327
Treasury stock                                                                     (145)          (140)
Employee loans for stock                                                           (463)          (561)
Subscription receivable                                                               -            (59)
Accumulated deficit                                                            (122,566)      (123,811)
Restricted reserve                                                                  779            784
Accumulated other comprehensive loss                                             (2,906)        (2,697)
                                                                              ---------      ---------

Total stockholders' deficit                                                     (18,955)       (44,801)
                                                                              ---------      ---------

Total liabilities and stockholders' deficit                                   $  56,512      $  60,890
                                                                              =========      =========

See accompanying notes to unaudited consolidated financial statements.

                   EURONET WORLDWIDE, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

                                                    Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                                    ---------------------------     ----------------------------
                                                         2001          2000              2001          2000
                                                     -----------   -----------       -----------   -----------
Revenues:
 ATM network and related revenue                     $    34,606   $    26,773       $    11,969   $     9,562
 Software, maintenance and related revenue                11,837        12,109             3,712         4,464
                                                     -----------   -----------       -----------   -----------

 Total revenues                                           46,443        38,882            15,681        14,026
                                                     -----------   -----------       -----------   -----------

Operating expenses:
 Direct operating costs                                   21,178        18,707             7,147         5,408
 Salaries and benefits                                    19,388        22,200             5,863         7,814
 Selling, general and administrative                       5,543         8,333             1,364         3,107
 Depreciation and amortization                             6,550         8,061             2,245         2,624
 Asset write-down                                              -        11,968                 -        11,968
                                                     -----------   -----------       -----------   -----------

 Total operating expenses                                 52,659        69,269            16,619        30,921
                                                     -----------   -----------       -----------   -----------

Operating loss                                            (6,216)      (30,387)             (938)      (16,895)

Other (expense)/income:
 Interest income                                             217           926                71           187
 Interest expense                                         (7,114)       (7,548)           (2,063)       (2,505)
 Foreign exchange gain/(loss), net                         3,831           284            (3,560)        4,202
                                                     -----------   -----------       -----------   -----------

 Total other (expense)/income                             (3,066)       (6,338)           (5,552)        1,884
                                                     -----------   -----------       -----------   -----------

Loss before income taxes and extraordinary item           (9,282)      (36,725)           (6,490)      (15,011)

Income taxes                                               1,059          (838)           (1,015)         (767)
                                                     -----------   -----------       -----------   -----------

Loss before extraordinary item                            (8,223)      (37,563)           (7,505)      (15,778)

Extraordinary gain on extinguishment of debt, net
 of applicable income taxes                                9,468             -             2,097             -
                                                     -----------   -----------       -----------   -----------

Net income/(loss)                                          1,245       (37,563)           (5,408)      (15,778)

Other comprehensive loss:
 Translation adjustment                                     (209)         (514)               (3)          (65)
                                                     -----------   -----------       -----------   -----------

Comprehensive income/(loss)                          $     1,036      ($38,077)          ($5,411)     ($15,843)
                                                     ===========   ===========       ===========   ===========

Loss per share - basic and diluted:
 Loss before extraordinary item                           $(0.44)       $(2.36)           $(0.37)       $(0.90)
 Extraordinary gain on early retirement of debt             0.51             -              0.10             -
                                                     -----------   -----------       -----------   -----------

 Net income/(loss)                                         $0.07        $(2.36)           $(0.27)       $(0.90)
                                                     ===========   ===========       ===========   ===========

Weighted average number of shares outstanding         18,553,471    15,947,745        20,426,648    17,541,079
                                                     ===========   ===========       ===========   ===========



     See accompanying notes to unaudited consolidated financial statements.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                    2001       2000
                                                                                                  -------    -------
Cash flows from operating activities:
Net income/(loss)                                                                                 $ 1,245    $(37,563)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
 Depreciation and amortization                                                                      6,550       8,061
 Asset write-down                                                                                       -      11,968
 Unrealized foreign exchange gains, net                                                            (1,868)     (8,970)
 Accretion of discount on notes                                                                     5,465       6,554
 Gain on extinguishment of debt, net of tax                                                        (9,468)          -
 Deferred tax benefit                                                                                (212)          -
 Decrease in restricted cash                                                                          203       9,872
 Decrease/(increase) in trade accounts receivable                                                   1,280        (303)
 (Increase)/decrease in prepaid expenses and other current assets                                  (1,782)         42
 Increase/(decrease) in trade accounts payable                                                          6      (1,279)
 (Decrease)/increase in income taxes payable                                                         (909)        874
 Decrease in billings in excess of costs and estimated
  earnings on software installation contracts, net                                                   (893)       (895)
 Decrease in accrued expenses and other liabilities                                                  (606)     (4,747)
 Other                                                                                                673         362
                                                                                                  -------   ---------

 Net cash used in operating activities                                                               (316)    (16,024)
                                                                                                  -------   ---------

Cash flows from investing activities:
 Fixed asset purchases                                                                             (2,272)     (1,363)
 Proceeds from sale of fixed assets                                                                   492         923
                                                                                                  -------   ---------

 Net cash used in investing activities                                                             (1,780)       (440)
                                                                                                  -------   ---------

Cash flows from financing activities:
 Cash received from employees for the purchase of common stock                                         98         123
 Proceeds from issuance of shares and other capital contributions                                     662      13,819
 Repurchase of notes payable                                                                           78           -
 Subscriptions paid                                                                                    59           -
 Repayment of obligations under capital leases                                                     (3,018)     (1,556)
 Proceeds from /(repayments of) borrowings                                                          2,339         (14)
                                                                                                  -------   ---------

 Net cash provided by financing activities                                                            218      12,372
                                                                                                  -------   ---------

Effects of exchange rate differences on cash                                                           31         294

Net decrease in cash and cash equivalents                                                          (1,847)     (3,798)
Cash and cash equivalents at beginning of period                                                    7,151      15,037
                                                                                                  -------   ---------

Cash and cash equivalents at end of period                                                        $ 5,304   $  11,239
                                                                                                  =======   =========


See accompanying notes to unaudited consolidated financial statements. See Note 6 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries (collectively, "Euronet" or the "Company")(formerly Euronet Services Inc.), have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations for the three-month periods and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc and subsidiaries for the year ended December 31, 2000, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company generated an operating loss of $6.2 million for the nine months ended September 30, 2001 primarily due to the significant costs associated with the expansion of its ATM network and investment support and research and development in its software. In addition, the Company generated negative cash flows from operations of $0.3 million for the nine months ended September 30, 2001, as a result of these same factors. Based on the Company's current business plan and financial projections, the Company expects to reduce operating losses and net cash used in operating activities during the remainder of 2001. In the Processing Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

The Company has a $4.0 million credit facility under an unsecured revolving credit agreement (see Note 5). As of September 30, 2001, the Company had drawn $2.0 million against such credit agreement. In addition, the Company holds repurchased notes payable with a face value of DEM 139.7 million ($65.0 million) and a fair value at September 30, 2001 of $52.0 million. The Company believes that cash and cash equivalents at September 30, 2001, and the revolving credit agreement described above, will provide the Company with sufficient cash resources until it achieves positive cash flow. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2000. For a description of these policies, see
Note 3 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2000. The Company adopted the provisions of SFAS No. 133 on 1 January 2001 and this had no impact on the Company's consolidated financial statements as the Company does not have any derivative financial instruments. Future changes in the fair value for any remaining trading securities will be recorded through earnings. Changes in fair value of available for sale securities will be recorded in other comprehensive income.

NOTE 3 - EARNINGS PER SHARE - BASIC

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (options and warrants outstanding) is antidilutive. Accordingly diluted net loss per share does not assume the exercise of outstanding stock options and warrants.

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the "Processing Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment which provides corporate and other administrative services which are not directly identifiable with the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Processing Services Segment was referred to in previous filings of the Company as the "Network Services Segment." This name change has been made to conform to current industry terminology.

The Company divided the Processing Services Segment into three sub-segments: the "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the "Western European Sub-segment" (including Germany, France, and the United Kingdom) and the "Other operations Sub-segment" (including the United States and unallocated processing center costs).

The following tables present the segment results of the Company's operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000.

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the three months ended           Central    Western                        Software     Corporate
September 30, 2001                   Europe     Europe      Other     Total    Solutions    Services     Total
                                    ---------  ---------  --------  ---------  ----------  ----------  ---------
Total revenues                      $  6,121   $  5,288   $   560   $ 11,969    $  3,757     $     -   $ 15,726
Total operating expenses              (5,769)    (5,363)     (293)   (11,425)     (4,006)     (1,233)   (16,664)
Operating income/(loss)                  352        (75)      267        544        (249)     (1,233)      (938)
Interest income                           13          6         2         21           3          47         71
Interest expense                        (261)       (64)      (12)      (337)          -      (1,726)    (2,063)
Foreign exchange (loss)/gain, net       (335)       421       161        247         (25)     (3,782)    (3,560)
Net (loss)/income before income     $   (231)  $    288   $   418   $    475    $   (271)    $(6,694)  $ (6,490)
taxes

Segment assets                      $ 23,339   $ 16,694   $ 4,063   $ 44,096    $  7,308     $ 5,108   $ 56,512
Fixed assets                          14,917     12,163     1,256     28,336       1,357          82     29,775
Depreciation and amortization          1,005        813       252      2,070         138          37      2,245

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the three months ended           Central    Western                        Software     Corporate
September 30, 2001                   Europe     Europe      Other     Total    Solutions    Services     Total
                                    ---------  ---------  --------  ---------  ----------  ----------  ---------
Total revenues                      $  4,886   $  4,209   $   467   $  9,562    $  4,509     $     -   $ 14,071

Total operating expenses              (4,997)    (4,888)     (614)   (10,499)    (18,293)     (2,174)   (30,966)
Operating loss                          (111)      (679)     (147)      (937)    (13,784)     (2,174)   (16,895)
Interest income                           19        (39)      154        134         (24)         77        187
Interest expense                        (228)       (43)       (1)      (272)          -      (2,233)    (2,505)
Foreign exchange (loss)/gain, net       (649)      (206)     (288)    (1,143)          1       5,344      4,202
Net (loss)/income before income     $   (969)  $   (967)  $  (282)  $ (2,218)   $(13,807)    $ 1,014   $(15,011)
taxes

Segment assets                      $ 24,710   $ 17,084   $ 3,104   $ 44,898    $  6,842     $11,649   $ 63,389
Fixed assets                          16,643     11,508     1,410     29,561         974         190     30,725
Depreciation and amortization          1,001        705       253      1,959         629          36      2,624

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the three months ended           Central    Western                        Software     Corporate
September 30, 2001                   Europe     Europe     Other      Total    Solutions    Services     Total
                                    ---------  ---------  --------  ---------  ----------  ----------  ---------
Total revenues                      $ 17,544   $ 15,370   $ 1,692   $ 34,606    $ 11,972     $     -   $ 46,578
Total operating expenses             (17,304)   (14,891)   (2,244)   (34,439)    (13,813)     (4,542)   (52,794)
Operating income/(loss)                  240        479      (552)       167      (1,841)     (4,542)    (6,216)
Interest income                           49         36         8         93          26          98        217
Interest expense                        (738)      (176)      (18)      (932)          -      (6,182)    (7,114)
Foreign exchange (loss)/gain, net       (235)       (39)      440        166         (26)      3,691      3,831
Net (loss)/income before income     $   (684)  $    300   $  (122)  $   (506)   $ (1,841)    $(6,935)  $ (9,282)
taxes

Segment assets                      $ 23,339   $ 16,694   $ 4,063   $ 44,096    $  7,308     $ 5,108   $ 56,512
Fixed assets                          14,917     12,163     1,256     28,336       1,357          82     29,775
Depreciation and amortization          2,987      2,326       754      6,067         375         108      6,550

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the three months ended           Central    Western                        Software     Corporate
September 30, 2000                   Europe     Europe     Other     Total     Solutions    Services    Total
                                    ---------  ---------  -------- ---------  ----------  ----------  ---------
Total revenues                      $ 13,468   $ 11,907   $ 1,398   $ 26,773    $ 12,244     $     -   $ 39,017
Total operating expenses             (15,718)   (14,712)   (1,740)   (32,170)    (31,029)     (6,205)   (69,404)
Operating loss                        (2,250)    (2,805)     (342)    (5,397)    (18,785)     (6,205)   (30,387)
Interest income                          254         26       186        466          72         388        926
Interest expense                        (687)      (122)       (7)      (816)          -      (6,732)    (7,548)
Foreign exchange (loss)/gain, net     (1,435)      (531)     (697)    (2,663)          1       2,946        284
Net loss before income taxes        $ (4,118)  $ (3,432)  $  (860)  $ (8,410)   $(18,712)    $(9,603)  $(36,725)

Segment assets                      $ 24,710   $ 17,084   $ 3,104   $ 44,898    $  6,842     $11,649   $ 63,389
Fixed assets                          16,643     11,508     1,410     29,561         974         190     30,725
Depreciation and amortization          2,942      2,200       867      6,009       1,894         158      8,061


The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.


(Unaudited)                                  For the three months ended        For the nine months ended
(in thousands)                            Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000
                                          --------------   --------------   --------------   --------------
Revenues:
Total revenues for reportable segments           $15,726          $14,071          $46,578          $39,017
Elimination of inter segment revenues                (45)             (45)            (135)            (135)
                                                 -------          -------          -------          -------

Total consolidated revenues                      $15,681          $14,026          $46,443          $38,882
                                                 =======          =======          =======          =======

Total revenues for the nine months ended September 30, 2001 and September 30, 2000 and long-lived assets as of September 30, 2001 and December 31, 2000 for the Company analyzed by geographical location is as follows:



                      Total Revenues      Long-lived Assets
                   --------------------  -------------------
                    Sept. 30,  Sept. 30,  Sept. 30,  Dec. 31,
                      2001       2000       2001      2000
                     -------    -------    -------   -------

  United States      $13,661    $12,244    $ 1,395   $   984
  Germany              7,365      7,286      4,147     4,800
  Poland               9,014      6,489      9,111     9,824
  Hungary              5,449      4,841      4,502     5,878
  UK                   7,386      3,899      6,790     4,902
  Other                3,703      4,258      3,830     5,269
                     -------    -------    -------   -------
  Total              $46,578    $39,017    $29,775   $31,657
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

NOTE 5 - CREDIT FACILITY

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit
Agreement was amended and renewed for six month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility must now be repaid by June 28, 2002.

A "commitment" fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for the 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, and on June 28, 2001, for the subsequent extensions of the facility. Warrants are issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

As of September 30, 2001, the Company has drawn $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002. The remaining $2.0 million under the agreement is available to be drawn until December 28, 2001.

NOTE 6 - EXTINGUISHMENT OF DEBT

During the three months ending March 31, 2001, in a single transaction, the Company exchanged 8,750 Senior Discount Notes (principal face amount of DEM 8.75 million) of its Senior Discount Notes for two new Senior discount notes having an aggregate face amount of $2.9 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.4 million (net of applicable income taxes of $0.3 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with Section 3(a)9 of the Act.

During the six months ending June 30, 2001, in eight separate transactions, the Company exchanged 48,600 units (principal amount of DEM 48.6 million) of its Senior Discount Notes and 145,800 warrants for 1,691,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $7.0 million (net of applicable income taxes of $1.0 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($19.0 million) and the fair market value of the common stock issued ($10.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.5 million). These transactions were exempt from registration in accordance with Section 3(a)9 of the Act.

During the three months ending September 30, 2001, in five separate transactions, the Company exchanged 34,000 units (principal amount of DEM 34.0 million) of its Senior Discount Notes and 102,000 warrants for 1,157,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $2.1 million (inclusive of an applicable income tax benefit of $1.0 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($13.6 million) and the fair market value of the common stock issued ($12.2 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.3 million). These transactions were exempt from registration in accordance with Section 3(a)9 of the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired. The Company will consider additional repurchases of its Senior Discount Notes if opportunities arise to complete such transactions on favorable terms.

NOTE 7 - ASSET WRITE-DOWN

During the third quarter of 2000, the Company reduced the carrying value of certain assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The asset write-downs totaled $12.0 million, of which $11.2 million related to goodwill and other identifiable intangible assets associated with the Company's acquisition of Euronet USA formerly Arkansas Systems, Inc. ("Euronet USA") in December 1998. The remaining $0.8 million write- down related to the Company's ATM hardware inventory acquired associated with the Company's acquisition of the SBK ATM network in Germany and the Budapest Bank ATM network in Hungary.

As a result of the Company's inability to achieve operating improvements, including software licence and service orders for Euronet USA's traditional core product (ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through the first three quarters of 2000. The Company calculated the expected cash flows of the Company's Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in the third quarter of 2000, the Company recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Euronet USA. The Company considers the rapidly changing business environment surrounding electronic transaction payment systems software to be a primary indicator of any potential impairment of goodwill and other identifiable intangible assets related to the Company's Software Solutions Segment.

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

The Company periodically reviews the recorded values of its long-lived assets to determine if future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. A portion of the ATM hardware assets acquired with the Budapest Bank and Service Bank ATM network purchases were deemed technologically inferior relative to the Company's standards. Specifically, these assets were not technologically advanced enough to support the entire current and future set of transactions the Company typically offers to users of its ATM network. As a result of this analysis, the Company recorded a non-cash charge of $0.8 million related to a reduction in the carrying value of ATM hardware, adjusting to its net realizable value.

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but were extended for a second six month period. The loans are unsecured. Amounts advanced bear interest of 10% per annum.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4.0 million of marketable securities (not including any common stock of the Company) that he owns in order to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company's ATM network in Hungary. No consideration is payable for providing this security.

NOTE 9 - SUBSEQUENT EVENTS

As of November 9, 2001, in a single transaction, the Company exchanged an aggregate of face value DEM 3.0 million of its Senior Discount Notes for 79,500 shares of its common stock, par value $0.02 per share. This exchange will be accounted for as an extinguishment of debt with the resulting extraordinary gain on such extinguishment calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished and the fair market value of the common stock issued, offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with Section 3(a)9 of the Act. The Senior Discount Notes that were acquired by the Company in the above exchange have not been retired.

As of October 22, 2001, the Hungarian American Enterprise Fund exercised warrants to purchase a total of 102,500 shares of Euronet common stock, par value $0.02 per share, for an aggregate strike price of $598,500. The warrants had been issued under the Credit Agreement referred to in Note 5.

As of November 13, 2001, DST Systems, Inc. exercised warrants to purchase a total of 246,000 shares of Euronet common stock, par value $0.02 per share, for an aggregate strike price of $1,436,520. The warrants had been issued under the Credit Agreement referred to in Note 5.

Total proceeds to the Company of the above warrant exercises were $2,034,520.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
---------------

Euronet Worldwide, Inc. ("Euronet" or the "Company") is a leading provider of secure electronic financial transaction solutions. The Company provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile operators. The Company operates an independent automated teller machine ("ATM") network of over 2,900 ATMs in Europe and the United States, and through its software subsidiary, Euronet USA, Inc., formerly Arkansas Systems, Inc. ("Euronet USA"), offers a suite of integrated software solutions for electronic payment and transaction delivery systems. Euronet thus offers comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Its principal customers are banks and other companies such as retail outlets that require transaction processing services. With eleven offices in Europe and three in the United States, Euronet offers its solutions in more than 60 countries around the world.

Euronet and its subsidiaries operate in two business segments: (1) a segment providing secure processing of financial transactions (the "Processing Services Segment"); and (2) a segment producing application software for the processing of secure electronic financial transactions (the "Software Solutions Segment"). In addition, the Company's management divides the Processing Services Segment into three sub-segments: "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment" (including Germany, France and the United Kingdom) and "Other Operations Sub-segment" (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment, which provides corporate and other administrative services that are not directly identifiable with the two business segments (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Beginning in 2000, the Company began offering a new set of solutions to mobile phone companies and banks, including solutions facilitating the purchase of prepaid mobile phone time ("Prepaid Recharge Solutions") and wireless banking ("Wireless Banking Solutions"). The Prepaid Recharge Solutions are offered to mobile phone companies and involve processing transactions initiated by mobile phone users on ATMs (including in particular ATMs owned or operated by the Company), POS terminals, PCs connected to the internet, the mobile phones themselves or other wireless devices. These transactions are routed to Euronet's processing centers, then to card issuers to obtain authorization of a card transaction, and finally to the mobile phone company to open up the prepaid phone time purchased on the mobile phone user's account. The Wireless Banking Solutions are sold to banks, permitting individuals to access their bank account information to initiate transactions from wireless devices and banks to send messages regarding events occurring on their customers' accounts to the customers' mobile phones. Revenues from these solutions were not significant for the three month and nine month periods ended September 30, 2001, but are increasing as contracts are signed with more mobile phone companies. Based on indications of interest from the market, the Company believes this emerging area of its business will grow rapidly.


SEGMENT RESULTS OF OPERATIONS
(Unaudited)
(In thousands)                   Revenues        Operating Income/(loss)
                                 --------  ----------------------------------
Three months ended Sept. 30,       2001     2000         2001          2000
-------------------------------  -------   -------      -------      --------
Processing Services:
  Central European               $ 6,121   $ 4,886      $   352      $   (111)
  Western European                 5,288     4,209          (75)         (679)
  Other                              560       467          267          (147)
                                 -------   -------      -------      --------

  Total Processing Services       11,969     9,562          544          (937)
Software Solutions                 3,757     4,509         (249)      (13,784)
Corporate Services                     -         -       (1,233)       (2,174)
Inter segment eliminations           (45)      (45)           -             -
                                 -------   -------      -------      --------

Total                            $15,681   $14,026      $  (938)     $(16,895)
                                 =======   =======      =======      ========

(Unaudited)
(In thousands)                   Revenues        Operating Income/(loss)
                                 --------  ----------------------------------
Nine months ended Sept. 30,       2001      2000         2001          2000
-------------------------------  -------   -------      -------      --------


Processing Services:
  Central European               $17,544   $13,468      $   240      $ (2,250)
  Western European                15,370    11,907          479        (2,805)
  Other                            1,692     1,398         (552)         (342)
                                 -------   -------      -------      --------

  Total Processing Services       34,606    26,773          167        (5,397)
Software Solutions                11,972    12,244       (1,841)      (18,785)
Corporate Services                     -         -       (4,542)       (6,205)
Inter segment eliminations          (135)     (135)           -             -
                                 -------   -------      -------      --------

Total                            $46,443   $38,882      $(6,216)     $(30,387)
                                 =======   =======      =======      ========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

PROCESSING SERVICES SEGMENT

Revenues

Total segment revenues increased by $2.4 million or 25% to $12.0 million for the three months ended September 30, 2001 from $9.6 million for the three months ended September 30, 2000, and by $7.8 million or 29% to $34.6 million for the nine months ended September 30, 2001 from $26.8 million for the nine months ended September 30, 2000. The increase in revenues is due primarily to the significant increase in transaction volume and an increase in the number of ATMs operated by the Company during these periods.

In total, the Company had 2,571 ATMs installed as of September 30, 2000, and processed 13.8 million transactions for the three months ended September 30, 2000 and 37.7 million transactions for the nine months ended September 30, 2000. As of September 30, 2001, the Company's ATM network increased by 376 ATMs, or 14.6%, to a total of 2,947 ATMs, of which 68% are owned by the Company and 32% are owned by banks or other financial institutions but operated by the Company through management agreements. The Company processed 18.0 million transactions for the three months ended September 30, 2001, an increase of 4.2 million transactions, or 30%, as compared to the three months ended September 30, 2000. The Company processed 49.6 million transactions for the nine months ended September 30, 2001, an increase of 11.9 million transactions, or

32%, as compared to the nine months ended September 30, 2000.

Revenues for the Central European Sub-segment totalled $6.1 million for the three months ended September 30, 2001 as compared to $4.9 million for the three months ended September 30, 2000 and $17.5 million for the nine months ended September 30, 2001 as compared to $13.5 million for the nine months ended September 30, 2000. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 1,359 at September 30, 2000 to 1,482 at September 30, 2001, and increased transaction volumes.

Revenues for the Western European Sub-segment totalled $5.3 million for the three months ended September 30, 2001 as compared to $4.2 million for the three months ended September 30, 2000 and $15.4 million for the nine months ended September 30, 2001 as compared to $11.9 million for the nine months ended September 30, 2000. The increase in revenues is largely the result of an increase in the number of ATMs operated by the Company from 763 at September 30, 2000 to 938 at September 30, 2001, and increased transaction volumes.

Revenues for the Other ATM Operations Sub-segment were $0.6 million for the three months ended September 30, 2001 as compared to $0.5 million for the three months ended September 30, 2000 and $1.7 million for the nine months ended September 30, 2001 as compared to $1.4 million for the nine months ended September 30, 2000. The revenues from this segment were earned by EFT Network Services, LLC. a subsidiary of Euronet USA.

Of total segment revenue for the three months ended September 30, 2001, approximately 85% is attributable to those ATMs owned by the Company. For the three months ended September 30, 2000, approximately 86% was attributable to Company owned ATMs. Of total transactions processed, approximately 70% is attributable to those ATMs owned by the Company for the three months ended September 30, 2001 and 77% for the three months ended September 30, 2000. In addition, of total segment revenue approximately 86% is attributable to those ATMs owned by the Company for the nine months ended September 30, 2001 and 86% for the nine months ended September 30, 2000. Of total transactions processed, approximately 74% is attributable to those ATMs owned by the Company for the nine months ended September 30, 2001 and 77% for the nine months ended September 30, 2000.

Transaction fees charged by the Company vary for the three types of ATM transactions that are currently processed on the Company's ATMs: cash withdrawals, balance inquiries and transactions not completed because the relevant Card Issuer does not give an authorization. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction while transaction fees for the other two types of transactions are generally substantially less. Transaction fees payable under the Prepaid Recharge Solutions are included in Processing Services Segment Revenues and vary substantially from market to market and based upon the specific prepaid solution and the denomination of prepaid hours purchased. Generally the range of transaction fees vary from $1.10 to $1.80 per prepaid mobile recharge purchase.

Operating Expenses

Total segment operating expenses increased to $11.4 million for the three months ended September 30, 2001 from $10.5 million for the three months ended September 30, 2000 and to $34.4 million for the nine months ended September 30, 2001 from $32.2 million for the nine months ended September 30, 2000. The increases are due primarily to reallocations of cost from the companies corporate segment to the Other Operations Sub-segment and costs associated with the installation of additional ATMs and expansion of the Company's operations.

The operating expenses for the Central European Sub-segment totalled $5.8 million for the three months ended September 30, 2001 as compared to $5.0 million for the three months ended September 30, 2000 and $17.3 million for the nine months ended September 30, 2001 as compared to $15.7 million for the nine months ended September 30, 2000. The increases are due primarily to costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods in this Sub-segment.

The operating expenses for the Western European Sub-segment totalled $5.4 million for the three months ended September 30, 2001 as compared to $4.9 million for the three months ended September 30, 2000, and $14.9 million for the nine months ended September 30, 2001 as compared to $14.7 million for the nine months ended September 30, 2000. The increases are due primarily to costs associated with the installation of additional ATMs and expansion of the Company's operations during the periods in this Sub-segment.

The operating expenses for the Other Operations Sub-segment were $0.3 million for the three months ended September 30, 2001 as compared to $0.6 million for the three months ended September 30, 2000, and $2.2 million for the nine months ended September 30, 2001 as compared to $1.7 million for the nine months ended September 30, 2000. The increases for the nine month period are due primarily to reallocations of cost from the corporate services segment to the Other Operations Sub-segment. The operating expenses of this segment are generated by EFT Network Services LLC, a subsidiary of Euronet USA, and unallocated costs associated with the Company's processing facilities in Budapest, Hungary.

Direct operating costs in the Processing Services Segment consist primarily of:
ATM relocation costs, ATM site rental costs, costs associated with maintaining ATMs, ATM telecommunication costs, interest on network cash and cash delivery and security services to ATMs. Such costs increased to $7.1 million for the three months ended September 30, 2001 from $5.3 million for the three months ended September 30, 2000 and to $20.7 million for the nine months ended September 30, 2001 from $18.3 million for the nine months ended September 30, 2000. In addition, intercompany allocations were made to charge the Processing Services operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $2.0 million for the three months ended September 30, 2001 and $1.4 million for the three months ended September 30, 2000 and $5.3 million for the nine months ended September 30, 2001 and $3.9 million for the nine months ended September 30, 2000. The components of direct operating costs for the three and nine month periods ended September 30, 2001 and 2000 were:


(Unaudited)                                           Three months ended Sept. 30,     Nine months ended Sept. 30,
(in thousands)                                           2001           2000              2001         2000
                                                        ------        -------            ------       -------

ATM communication                                       $1,159        $   955             $3,427       $ 3,041
ATM cash filling and interest on network cash            1,815          1,798              5,361         5,468
ATM maintenance                                          1,032          1,008              3,157         2,941
ATM site rental                                            617            547              1,838         1,655
ATM relocation cost                                         92             70                447           567
Transaction processing and ATM monitoring                2,001          1,363              5,273         3,898
Other                                                      419            697              1,226         1,876
Gain on import duty                                          -         (1,166)                 -        (1,166)
                                                        ------        -------             ------       -------

Total direct operating expenses                         $7,135         $5,272            $20,729       $18,280
                                                        ======         ======            =======       =======


As a percentage of processing revenue, direct operating costs fell from 67% (excluding gain on import duty of $1.2 million) for the three months ended September 30, 2000 to 60% for the three months ended September 30, 2001. On a per ATM basis, the direct operating costs fell from $2,504 (excluding gain on import duty of $1.2 million) per ATM for the three months ended September 30, 2000 to $2,402 per ATM for the three months ended September 30, 2001. On a per transaction basis the direct operating costs fell from $0.46 (excluding gain on import duty of $1.2 million) per transaction for the three months ended September 30, 2000 to $0.40 per transaction for the three months ended September 30, 2001, an improvement of 13%.

In the three months ended September 30, 2000 the Company recorded an $800,000 write-down of certain ATM hardware assets associated with the purchase of the Budapest Bank ATM network in May 2000 and the Service Bank ATM network in March 1999 (see Note 7). In addition, the Company recorded a one-time gain in its Central European Sub-segment of $1.2 million. The gain is related to a change in Hungarian law that eliminates a major portion of the Company's liability for import taxes on ATM hardware to the Hungarian government. The gain is included as an element of direct operating costs.

Segment salaries and benefits increased to $2.3 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000 and increased to $6.9 million for the nine months ended September 30, 2001 from $5.5 million for the nine months ended September 30, 2000. The increase in salaries year-on-year is the mainly the result of a change in the allocation of certain salary expenses between the Corporate Services Segment and the Other Processing Services Sub-segment

Selling, general and administrative costs allocated to the Processing Services Segment decreased to ($0.1) million for the three months ended September 30, 2001 from $0.7 million for the three months ended September 30, 2000 and to $0.7 million for the nine months ended September 30, 2001 from $1.6 million for the nine months ended September 30, 2000. The cost decreases for the three months and nine months ended September 30, 2000, result largely from increases in the allocation of costs from the Budapest processing center to the direct operating costs of the ATM network, due to an increase in the number of ATMs operated by the Company, as discussed above.

Depreciation and amortization charges were $2.1 million for the three months ended September 30, 2001 as compared to $2.0 million for the three months ended September 30, 2000 and increased to $6.1 million for the nine months ended September 30, 2001 from $6.0 million for the nine months ended September 30, 2000.

Operating Loss

The total Processing Services Segment posted operating income of $0.5 million for the three months ended September 30, 2001 as compared to an operating loss of $0.9 million for the three months ended September 30, 2000 and operating income of $0.2 million for the nine months ended September 30, 2001 as compared to an operating loss of $5.4 million (including gain on import duty of $1.2 million) for the nine months ended September 30, 2000, as a result of the factors discussed above.

The Central European Sub-segment posted operating income of $0.4 million for the three months ended September 30, 2001 compared to an operating loss of $0.1 million for the three months ended September 30, 2000 and an operating income of $0.2 million for the nine months ended September 30, 2001 from an operating loss of $2.3 million for the nine months ended September 30, 2000, as a result of the factors discussed above.

The Western European Sub-segment posted an operating loss of $0.1 million for the three months ended September 30, 2001 compared to an operating loss of $0.7 million for the three months ended September 30, 2000 and operating income of $0.5 million for the nine months ended September 30, 2001 compared to an operating loss of $2.8 million for the nine months ended September 30, 2000, as a result of the factors discussed above.

The Other Sub-segment posted operating income of $0.3 million for the three months ended September 30, 2001 compared to an operating loss of $0.1 million for the three months ended September 30, 2000 and the operating loss increased to $0.6 million for the nine months ended September 30, 2001 from $0.3 million for the nine months ended September 30, 2000, as a result of the factors discussed above.


SOFTWARE SOLUTIONS SEGMENT

Software Solutions Revenue
Total Software Solutions Segment revenues decreased by $0.7 million or 16% to $3.8 million for the three months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000, and decreased by $0.2 million or 2% to $12.0 million for the nine months ended September 30, 2001 from $12.2 million for the nine months ended September 30, 2000. Software revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees charged by the Company for the licensing of its proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. The components of software solutions revenue for the three month and nine month periods ended September 30, 2001 and 2000 were:



(Unaudited)
                                         Three months ended Sept. 30,     Nine months ended Sept. 30,
                                         ----------------------------     ----------------------------
(in thousands)                             2001              2000            2001               2000
                                          ------            ------          -------           -------

Software license fees                    $  675             $1,314          $ 2,707            $ 3,294
Professional service fees                 1,281              2,035            4,686              4,978
Maintenance fees                          1,365                988            3,777              3,534
Hardware sales                              436                172              802                438
                                         ------             ------          -------            -------
Total segment revenues                   $3,757             $4,509          $11,972            $12,244
                                         ======             ======          =======            =======

The decreases in software license fees for the three months ended September 30, 2001 reflects the change in the mix of contracts signed as compared to the three months ended September 30, 2000. The Company has signed an increasing number of contracts that have a larger share of professional services relative to the license fee. The Company believes that the revenues of the Software Solutions Segment will increasingly be derived from the Company's new set of software solutions.

Professional service fees are generally realized in connection with the sale and installation of software, although an increasing amount of professional services are being derived from contracts that do not necessarily have a software license component.

The increase in maintenance fees for the three and nine months periods ended September 30, 2001 is due to the increased software sales in the first quarter.

Although hardware sales contributed to results in the current quarter, the Company does not actively pursue growth in this area of business.

Software Sales Backlog

The Company defines "software sales backlog" as fees specified in contracts which have been executed by the Company which have a software license component and for which the Company expects recognition of the related revenue within one year. At September 30, 2001 the revenue backlog was $1.5 million compared to $3.7 million at September 30, 2000. The decrease in backlog from September 30, 2000 results from a softening of software sales during the year 2001, improved delivery of software and an increase in contracts which do not necessarily include a software license component. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative expenses, and depreciation and amortization. Total segment operating expenses decreased to $4.0 million for the three months ended September 30, 2001 from $18.3 million for the three months ended September 30, 2000 (See note 7) and to $13.8 million for the nine months ended September 30, 2001 from $31.0 million for the nine months ended September 30, 2000. The components of the Software Solutions Segment operating costs for the three and nine month periods ended September 30, 2001 and 2000 were:


(Unaudited)
(in thousands)                         Three months ending Sept. 30,       Nine months ending Sept. 30,
                                       -----------------------------       ----------------------------
                                          2001              2000             2001                2000
                                        -------            ------          -------             -------

Direct operating costs                    $   57         $   180         $   584              $   562
Salaries and benefits                      2,984           4,908          10,239               13,600
Selling, general and administrative          827           1,386           2,615                3,783
Depreciation and amortization                138             629             375                1,894
Asset write down                               -          11,190               -               11,190
                                          ------         -------         -------              -------

Total direct operating expenses           $4,006         $18,293         $13,813              $31,029
                                          ======         =======         =======              =======

During the first quarter, 2001 the Company reduced its workforce significantly with the primary objective of reducing costs in its Software Solutions Segment to bring them more in line with the anticipated revenue. The financial impact of these reductions can be seen in the results for the three months ended September 30, 2001.

The Company has an ongoing commitment to the development, maintenance and enhancement of its products and services. As a result of this commitment the Company has invested substantial amounts in research and development of new software products that will serve as the underlying application software that permits additional features and transactions on the Company's ATM network. In addition, the Company continues to invest in the on-going development of products that were recently introduced to the market. The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed decreased to $1.6 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000 and to $4.1 million for the nine months ended September 30, 2001 from $5.7 million for the nine months ended September 30, 2000.

Operating Loss

The Software Solutions Segment operating loss decreased to $0.2 million for the three months ended September 30, 2001 from $13.8 million for the three months ended September 30, 2000 (see Note 7) and to $1.8 million for the nine months ended September 30, 2001 from $18.8 million for the nine months ended September 30, 2000, as a result of the factors discussed above.


CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment decreased to $1.2 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000 and $4.5 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000. The components of corporate services operating costs for the three and nine month periods ended September 30, 2001 and 2000 were:



(Unaudited)
                                         Three months ended Sept. 30,       Nine months ended Sept. 30,
                                         ----------------------------       ---------------------------
(in thousands)                               2001          2000                2001             2000
                                            ------        ------              ------           ------

Salaries and benefits                      $  577        $1,064              $2,239             $3,070
Selling, general and administrative           619         1,074               2,195              2,977
Depreciation and amortization                  37            36                 108                158
                                           ------        ------              ------             ------

Total direct operating expenses            $1,233        $2,174              $4,542             $6,205
                                           ======        ======              ======             ======

Cost control measures taken by the Company are the primary reasons for these decreased expenditures, including workforce reductions during the first quarter of 2001. In January 2001 the Company began to reclassify certain salary and benefits expense to the Processing Services Other Sub-segment to better reflect the actual job responsibilities performed.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $71,000 for the three months ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000 and $0.2 million for the nine months ended September 30, 2001 from $0.9 million for the nine months ended September 30, 2000. The decreases are the result of the decrease in cash.

Interest Expense

Interest expense decreased to $2.0 million for the three months ended September 30, 2001 from $2.5 million for the three months ended September 30, 2000 and to $7.1 million for the nine months ended September 30, 2001 from $7.5 million for the nine months ended September 30, 2000. The decrease is the result of the Company's bond repurchases in 2001 and a reduction in the interest for the nine months ended September 30, 2001 on foreign currency debt due to devaluation of the respective foreign currency.


Foreign Exchange Gain/Loss

The Company had a net foreign exchange loss of $3.6 million for the three months ended September 30, 2001, compared to a net foreign exchange gain of $4.2 million for the three months ended September 30, 2000 and a net foreign exchange gain of $3.8 million for the nine months ended September 30, 2001 compared to a net foreign exchange gain of $0.3 million for the nine months ended September 30, 2000.

Exchange gains and losses that result from re-measurement of certain Company assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities of the Company are denominated in Euros or Euro equivalents, including capital lease obligations, notes payable (including the Notes issued in the Company's public bond offering), cash and cash equivalents. It is the Company's policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Extraordinary Gain

During the nine months ended September 30, 2001 the Company entered into fourteen exchanges of equity for debt, which resulted in a combined extraordinary gain of $9.5 million (net of applicable income taxes of $0.3 million) for the nine months ended September 30, 2001, and $2.1 million (net of applicable income tax benefit of $1.0 million) for the three months ended September 30, 2001 (see Note 6 to the unaudited consolidated Financial Statements included in Part I, Item 1). There were no extraordinary gains or losses for the three and nine month periods ended September 30, 2000.

Net Income/(Loss)

The Company had a net loss of $5.4 million during the three months ended September 30, 2001 as compared to a net loss of $15.8 million for the three months ended September 30, 2000 and net income of $1.2 million for the nine months ended September 30, 2001 as compared to a net loss of $37.6 million for the nine months ended September 30, 2000, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has sustained negative cash flows from operations and has financed its operations and capital expenditures primarily through the proceeds from the 1998 issue of its Senior Discount Notes, the Company's 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $122.6 million, investments in property, plant and equipment of approximately $56.5 million and acquisitions of $24.6 million.

At September 30, 2001 the Company had cash and cash equivalents of $5.3 million and working capital of $3.5 million. The Company had $1.9 million of restricted cash held as security with respect to cash provided by banks participating in Euronet's ATM network, to cover guarantees on financial instruments and as deposits with customs officials. In addition to the assets held on the balance sheet at September 30, 2001, the Company held repurchased notes payable with a face value of DEM139.7 million ($65.0 million as of September 30, 2001, based on a USD to DM rate of 1:2.15) and a fair market value at September 30, 2001, of $52.0 million.

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

As of September 30, 2001, the Company has drawn $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002. The remaining $2.0 million under the agreement is available to be drawn until December 28, 2001.

The Company leases many of its ATMs under capital lease arrangements that expire between 2001 and 2005. The leases bear interest between 8% and 12% per annum. As of September 30, 2001 the Company owed $11.9 million under such capital lease arrangements.

The Company expects that its capital requirements will continue in the future but will not be as great as they were in the past, as the Company intends to continue to promote its outsourcing capabilities and re-deploy under-performing ATMs currently operating in the network. This strategy should reduce the Company's reliance on capital expenditures in the future as the business continues to grow. Fixed asset purchases and capital lease payments for the remainder of 2001 are expected to be approximately $2.3 million in the Company's existing markets, notably Western and Central Europe. Acquisitions of related ATM business and investments in new markets in furtherance of the Company's strategy may require additional capital expenditures.

Based on the Company's current business plan and financial projections, the Company expects to continue to reduce operating losses and net cash used in operating activities in 2001. In the Processing Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects that the benefits of a restructuring program completed in the first quarter of 2001 will reduce the operating losses and bring operating costs more in line with anticipated revenues. The Company believes that the amounts available under the Credit Agreement and cash and cash equivalents will provide the Company with sufficient capital until it achieves positive cash flow. As a result, the Company believes it has sufficient liquidity resources to meet current and future cash requirements.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The decrease of cash and cash equivalents to $5.3 million at September 30, 2001 from $7.2 million at December 31, 2000 is due primarily to the net effects of working capital movements and operating losses for the nine months ended September 30, 2001.

Restricted Cash

Restricted cash decreased to $1.9 million at September 30, 2001 from $2.1 million at December 31, 2000. The majority of restricted cash was held as security with respect to cash provided in Hungary and Poland by banks participating in Euronet's ATM network.

Trade Accounts Receivable

Trade accounts receivable decreased to $8.2 million at September 30, 2001 from $9.5 million at December 31, 2000, due primarily to increased collections and decreased sales in the Software Solutions Segment.

Property, Plant and Equipment

Net property, plant and equipment decreased to $29.8 million at September 30, 2001 from $31.7 million at December 31, 2000. This decrease is due primarily to recognizing fixed asset depreciation in excess of fixed asset additions.

Intangible Assets

Net intangible assets decreased to $2.1 million at September 30, 2001 from $2.6 million at December 31, 2000. The decrease is the result of amortization of purchased goodwill in respect of the SBK and Dash acquisitions in 1999.

Current liabilities

Current liabilities decreased to $19.6 million at September 30, 2001 from $20.5 million at December 31, 2000. This decrease is due primarily to a decrease in trade accounts payable.

Capital Leases

Total capital lease obligations including current instalments increased to $11.9 million at September 30, 2001 from $11.5 million at December 31, 2000. This increase is due primarily to recognizing leased fixed asset additions in excess of lease payments.

Notes Payable

Notes payable decreased to $46.2 million at September 30, 2001 from $77.2 million at December 31, 2000. This is the result of several transactions as follows:

Balance at December 31, 2000                           $ 77.2
Unrealized foreign exchange gain (DEM vs. USD)           (3.6)
Accretion of notes payable interest                       5.5
Extinguishment of debt (see note 6 to the unaudited
consolidated financial statements)                      (32.9)
                                                       ------

Balance at September 30, 2001                          $ 46.2
                                                       ======
Total Stockholders' Deficit

Total stockholders' deficit decreased to $19.0 million at September 30, 2001 from $44.8 million at December 31, 2000. This is due to the net income for the nine months ended September 30, 2001 of $1.2 million, $2.0 million received for options exercised and other equity and $22.7 million for the shares issued on the extinguishments of debt (see Note 6 to the Unaudited Consolidated Financial Statements) offset by an increase in the accumulated comprehensive loss of $0.2 million.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
--------------------------------------------------------

SFAS 141 and 142
In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

SFAS 143
Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs.

The Financial Accounting Standards Board (FASB) began this project in 1994 to address the accounting for the costs of nuclear decommissioning. The FASB subsequently expanded the scope of the project to include closure or removal-type costs in other industries. As a result, Statement No. 143 applies to all entities.

SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. The Company has not evaluated the impact on the consolidated financial statements of adopting this standard.

SFAS 144
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement is to be applied prospectively. Early adoption is permitted.The Company has not yet determined the impact, if any, the adoption of this standard will have on its financial position or results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Foreign Exchange Exposure

In the nine months ended September 30, 2001, 31% of the Company's revenues were generated in Poland and Hungary, as compared to 29% in the nine months ended September 30, 2000 and 27% in the nine months ended September 30, 1999. The first nine months of 2001 and 2000 figures have increased mainly due to the increase in revenues for the Polish operations. In Hungary the majority of revenues received are denominated in Hungarian Forint and in Poland, the majority of revenues are denominated in Polish Zloty. However the majority of these foreign currency denominated contracts are linked either to inflation or the retail price index. While it remains the case that a significant portion of the Company's expenditures are made in or are denominated in U.S. Dollars the Company is also striving to achieve more of its expenses in local currencies to match its revenues.

The Company estimates that a further 10% depreciation in foreign exchange rates of the Deutsche Mark, Hungarian Forint, Polish Zloty and the British Pound against the U.S. dollar, would have the combined effect of a $3.7 million decrease in the reported net loss. This was estimated using 10% of the Company's net losses after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Inflation and Functional Currencies

In past years, Hungary, Poland and the Czech Republic experienced high levels of inflation. Consequently, these countries' currencies declined in value against the major currencies of the OECD over this time period. However, due to the reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Further, the majority of all three subsidiaries' revenues are denominated in the local currency. Thus all three subsidiaries use their local currency as the functional currency. The Polish and Czech subsidiaries changed their functional currency to the respective local currency as of January 1, 1998 and January 1, 1999, respectively, and the Hungarian subsidiary changed as of July 1, 1999.

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

Interest Rate Risk

The fair market value of the Company's long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's notes payable at September 30, 2001 was $40.9 million compared to a carrying value of $46.2 million. A 1% increase from prevailing interest rates at September 30, 2001 would result in a decrease in fair value of notes payable by approximately $1.5 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.



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

November 14, 2001    By:  /s/ MICHAEL J. BROWN
                          --------------------

                          Michael J. Brown
                          Chief Executive Officer

                     By:  /s/ KENDALL COYNE
                          -----------------

                          Kendall Coyne
                          Chief Financial Officer