Form 10-Q/A
period 2001-09-30
EURONET WORLDWIDE INC
filed 2001-11-21
CIK 1029199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


        --------------------------------------------------------------

                                  FORM 10-Q/A

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

Euronet Worldwide, Inc. hereby amends its September 30, 2001 Form 10-Q to make the following two revisions to Note 4 ("Business Segment Information") to the Unaudited Consolidated Financial Statements: (i) to correct dates indicated in the captions to the tables of segment information included in Note 4, and (ii) to conform the figures indicated for "Total Revenues" for the "United States" and "Other" for the period September 30, 2000 to the current period's presentation in the last table in Note 4.


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

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the Nine months ended            Central    Western                        Software     Corporate
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

(Unaudited)
(In thousands)

                                                Processing  Services
                                                --------------------
For the Nine months ended            Central    Western                        Software     Corporate
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
                                                 =======          =======          =======          =======

Total revenues for the nine months ended September 30, 2001 and September 30, 2000 and long-lived assets as of September 30, 2001 and December 31, 2000 for the Company analyzed by geographical location is as follows:



                      Total Revenues      Long-lived Assets
                   --------------------  -------------------
                    Sept. 30,  Sept. 30,  Sept. 30,  Dec. 31,
                      2001       2000       2001      2000
                     -------    -------    -------   -------

  United States      $13,661    $13,567    $ 1,395   $   984
  Germany              7,365      7,286      4,147     4,800
  Poland               9,014      6,489      9,111     9,824
  Hungary              5,449      4,841      4,502     5,878
  UK                   7,386      3,899      6,790     4,902
  Other                3,703      2,935      3,830     5,269
                     -------    -------    -------   -------
  Total              $46,578    $39,017    $29,775   $31,657
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

November 21, 2001    By:  /s/ MICHAEL J. BROWN
                          --------------------

                          Michael J. Brown
                          Chief Executive Officer

                     By:  /s/ KENDALL COYNE
                          -----------------

                          Kendall Coyne
                          Chief Financial Officer