Form 10-K
period 2001-12-31
EURONET WORLDWIDE INC
filed 2002-03-08
CIK 1029199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                        Commission File Number 000-22167


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At February 20, 2002, the Registrant had 23,035,994 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $317 million. The aggregate market value was determined based on the closing price of the Common Stock on February 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS
----------------

Overview

         We are a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We operate an independent automated teller machine "ATM") network of 2,999 ATMs in Europe (and until January 2002 in the United States), and through our software subsidiary, Euronet USA, Inc. ("Euronet USA"), we offer a suite of integrated software solutions for electronic payment and transaction delivery systems. We offer comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Our principal customers are banks and other companies such as mobile phone operators that require electronic financial transaction processing services. With nine offices in Europe, one in Indonesia, one in Egypt and two in the United States, we offer our solutions in more than 60 countries around the world.

         The first company in the Euronet group was established in 1994 as a Hungarian limited liability company. We began operations in 1995, setting up a processing center and installing our first ATMs in Budapest, Hungary. We commenced operations in Poland and Germany in 1995 and 1996, respectively. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly owned subsidiaries of Euronet Services Inc., a Delaware corporation.

         Until December 1998, we devoted substantially all of our resources to establishing and expanding an ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic, Croatia and Romania) and Germany. On December 2, 1998, we acquired Euronet USA (formerly Arkansas Systems, Inc.), a U.S. company that produces electronic payments systems software for retail banks and is the leading electronic payment software system for the IBM A/S 400 platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to point-of-sale ("POS"), credit and debit card operations and internet and PC banking. We have invested in software research, development and delivery capabilities and have integrated our ATM business and software business. These two complementary businesses present strong cross selling opportunities within our combined customer base and new opportunities to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services.

         Since 1999, we expanded our presence to Western Europe and in particular the United Kingdom. As of December 31, 2001, we operated 567 ATMs in the United Kingdom.

         We changed our name from Euronet Services Inc. to Euronet Worldwide, Inc. in August 2001.

         We currently operate in two principal business segments. The first is the Processing Services Segment, which comprises our proprietary ATM network, outsourced management of ATMs for banks and various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our second principal segment is the Software Solutions Segment, which provides transaction processing software solutions to banks that permit them to operate ATMs and POS terminals and process financial transactions from those devices and the internet.

Market Opportunity

         Processing Services Segment

         Our Processing Services Segment provides services to banks and mobile phone companies primarily in the developing markets of Central Europe and Southern Europe (Hungary, Poland, Czech Republic, Croatia and Greece), the developed countries of Western Europe (Germany, France, and the United Kingdom) and, until January 2002, the United States. These markets present similar market opportunities for our services, although we believe there are greater opportunities for transaction growth in our core ATM services business in the developing countries.

         Our ATM network permits cardholders to make cash withdrawal, balance inquiry and other transactions with cards issued by banks. The number of transactions that are made on our ATMs depends very much on the number of bank cards that have been issued in the country where the ATM is located. In the developing markets, the number of cards currently issued per person is substantially lower than in the developed markets but is increasing rapidly. We believe that transaction levels in the developing markets will increase eventually to approximate those of the developed markets as banks bring new customers into the banking system and issue more cards to their existing customers. Therefore, the growth rates that we expect to achieve from transaction-based revenues in developing markets are higher than in developed markets.

         In the developed European markets, there are fewer ATMs located away from bank branches than in the United States. We believe that there are opportunities in these markets to provide ATM access in places where our experience suggests that customers use ATMs often, such as in shopping malls and large retail outlets.

         Economic development in the developing markets also influences the growth rates we expect for certain other services that we offer. For example, banks that are seeking to expand and develop their business in developing markets are good potential clients for our existing ATM network, as we can provide their customers access to ATMs that we have already installed in those markets without the banks having to install ATMs themselves. Likewise, we offer banks outsourced ATM services whereby we will establish a network of ATMs for banks and operate those ATMs for a fixed monthly fee or a combination of a fixed fee and a monthly fee. We also expect demand for our mobile recharge services to grow more rapidly in developing countries as mobile phone penetration rates increase.

         In all of our markets except the United Kingdom, when a bank cardholder conducts a transaction on one of the ATMs in our network, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the "interchange fee". All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement.

         In the United Kingdom we are permitted to charge a transaction fee directly to the person using the ATMs (which is referred to as "surcharging"). This surcharge is in place of the interchange fee and we determine its amount. The surcharge currently ranges from GBP 1 to GBP 1.5 ($1.45 to $2.18), which is substantially higher than the interchange fee determined by banks in the United Kingdom, which is currently GBP 0.43 ($0.62). This permits us to realize more income per transaction in the United Kingdom than most of our other markets and makes it possible to operate profitable ATMs in locations with lower transaction levels. Our aggressive roll-out of ATMs in the United Kingdom during 2001 was based on the ability to surcharge there. The continuance of an aggressive roll-out of ATMs in the United Kingdom is dependent on our ability to find additional sites for ATMs that are capable of highly profitable transaction levels. Certain machines that we have installed recently in the United Kingdom had transaction levels that are lower that those of machines installed earlier. This is partially due to the fact that transaction levels are lower at ATM machines at Post Office sites and at sites at which cash is replenished by merchants. Although these ATMs are profitable, they are generating returns that are lower than we expected. We are examining a number of responses to this situation, including using lower cost machines at these sites or reducing our roll-out of machines in the United Kingdom. A decision to reduce our rate of roll-out of ATMs or the continuing weakness of performance of certain ATMs could result in a decrease in growth in our revenues and operating profits.

         We believe that banks in both the developing and developed markets are becoming more receptive to outsourcing the operation of their ATMs and POS networks. The operation of these devices requires expensive hardware and software and specialized personnel. We have these resources available and offer them to banks under outsourcing contracts that provide that the banks pay a monthly or transaction based fee to us. This arrangement reduces substantially the investment a bank needs to make in order to operate its ATMs and POS terminals. We believe there are opportunities for developing our outsourcing business in all of our markets.

         During 2001, we earned $2.3 million in revenues from providing transaction switching and ATM monitoring services to banks located in the U.S. Our processing company in Little Rock, Arkansas, EFT Network Services LLC (which operated under the trade name "DASH") provided these services. We sold the DASH operations to ALLTEL Information Services, Inc. on January 4, 2002 (see Note 29 to the Consolidated Financial Statements--Subsequent Events). Although the terms of the DASH sale do not restrict our ability to establish a new processing center in the U.S., we do not currently view the U.S. as a growth market for our ATM services and we do not currently intend to re-establish that business in the U.S.
                                       3

         Throughout 2001, we reduced the number of ATMs we have in France in response to new stringent safety requirements for off branch ATMs. As of December 31, 2001 we had 68 ATMs in France and we were generating an operating loss in that market. The new safety requirements were established in response to pressure from the French unions representing cash delivery employees and will come fully into effect on January 1, 2003. The requirements make it uneconomical to operate off branch ATMs in France and we therefore expect to close our off branch network of ATMs in France by January 1, 2003. We may continue to provide outsourced management of ATMs in France. We do not expect the closure of the French business to have a material impact on our financial results.

         Software Solutions Segment

         Although our Software Solutions Segment is headquartered in the United States, approximately 75% of our software customers are overseas and in particular in developing markets. This is largely because our core software product, the Integrated Transaction Management system ("ITM") is a relatively small and inexpensive package that is appropriate for banks with smaller transaction processing needs. ITM is the preferred transaction processing software for banks that operate their back office software using the IBM AS/400 iSeries platform, which is also a relatively inexpensive, expandable hardware platform. We believe there will continue to be demand for our ITM software from smaller banks in the developed markets and throughout the developing world as new banks are established. Once a customer purchases our core software, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues for us.

Strategy

         We believe that the expansion and enhancement of our ATM network, both in existing markets and new markets, will remain a core business strategy. We continually strive to make our networks more efficient by eliminating the lowest performing ATMs and installing new ATMs in good locations. We also have been and will continue to focus heavily on the development of our outsourced management solutions with fixed fee arrangements. We believe that increasing the number of bank-owned ATMs that we operate under management agreements will provide continued growth while minimizing the capital we place at risk.

         We have expanded our outsourced management solutions beyond ATMs to include card management and additional services such as POS terminal management, prepaid mobile operator solutions and mobile phone banking and bill payment. We support these services using our proprietary software products. The introduction of value-added services for delivery over our ATM network has resulted in increased transactions and revenues. In the last two years, we developed and entered into a number of agreements for a new line of services involving the use of our ATM networks and central processing infrastructure to provide users of mobile phones the ability to purchase prepaid mobile phone time on ATMs and on the mobile phones themselves. We contract with mobile phone providers to facilitate their sale of mobile phone time, and are paid a commission on each sale, often a percentage of the value of the mobile phone time purchased. In this connection, we also contract with banks to be able to use their ATMs for the sale of the mobile phone time, thereby expanding the distribution networks we can offer to mobile phone operators. Our revenues from mobile phone recharge solutions in 2001 were insignificant but we plan to continue pursuing this business, which provides very high margin revenues for us.

         We downsized our Software Solutions Segment in 2001 to bring expenses in line with revenues, and this segment's improved results have contributed to our overall results in 2001. We have made significant progress in reducing software delivery times and adding resources to enhance and expand our software products. Software products are now an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have found that there are significant opportunities for cross-selling processing services to our software solutions customers and that our ability to develop, adapt and control our own software gives us credibility with our processing services customers. In addition, during 2001 we signed agreements under which we will use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures that we have planned for 2002 (one in Malaysia and one in Yugoslavia). This is permitting us to enter these new markets without any cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable piece of our overall business strategy.
                                       4

Operations

         Processing Services Segment

         Overview

         At December 31, 2001 and 2000 we operated 2,999 and 2,634 ATMs, respectively. The major source of revenue generated by our ATM network is transaction revenue. The transactions processed by the ATM network increased by 30% from 52.7 million transactions in 2000 to 68.4 million transactions in 2001. Revenue sources of the Processing Services Segment also include outsourced management revenue, which is revenue from operating ATMs that we do not own, prepaid mobile phone voucher revenue and advertising revenue. The number of ATMs operated under outsourced management agreements increased from 734 at December 31, 2000 to 915 ATMs at December 31, 2001.

         Our experience is that the level of transactions on our networks is subject to substantial seasonal variation. Transaction levels have consistently been much higher in the last quarter of the year due to increased use of ATMs during the holiday season. There is a drop in the level of transactions in the first quarter, during which transaction levels are generally the lowest we experience during the year. As an example, transactions in the first quarter of 2001 were approximately 11% lower over our entire network than in the second quarter. Transactions in the fourth quarter 2001 were approximately 4% higher over our entire network than in the third quarter. Since revenues of the Processing Services Segment are primarily transaction based, this segment is directly affected by this seasonality. In years prior to 2001, we believe our aggressive roll-out of ATMs lessened the impact of seasonal variations on our overall transaction levels and revenues, as transactions from new ATMs compensated for reduction in overall transaction levels.

         ATM network growth in 2001 is attributable to transaction growth and additional outsourcing contracts in our established markets, in particular Poland, Hungary, the Czech Republic, Croatia and the United States as well as the roll out of additional ATMs in the United Kingdom. Of the net 365 ATMs added to the network, 250 ATMs are located in the United Kingdom. The past increases in ATMs in the UK does not necessarily predict future growth in ATMs in this market. The ability to continue growing the UK market is dependent upon the ability to find suitable sites with high transaction volume potential. There is some likelihood that we will have to relocate certain ATMs installed in the UK during 2001 because they probably will not mature to acceptable transaction levels.

         ATM Transaction Processing

         Our ATMs are able to process transactions for holders of credit and debit cards issued by or bearing the logos of banks and international card organizations such as American Express, Diners Club International, VISA, MasterCard and EUROPAY. This is accomplished through our agreements and relationships with these banks, international credit and debit card issuers and international associations of card issuers.

         In a typical ATM transaction, the transaction is routed from the ATM to our processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorization of ATM transactions processed on our ATMs.

         The card issuer pays us a transaction processing fee, even for certain transactions that are not completed because they fail to receive authorization. The fees we charge to the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. We do not charge cardholders a fee for using our ATMs, except in the UK where we charge a "surcharge" fee that currently ranges between GBP 1 and GBP 1.50 on each cash withdrawal transaction.

         We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to banks, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network increased as follows: 15.5 million in 1998, 32.9 million in 1999, 52.7 million in 2000 and 68.4 million in 2001. The number of transactions processed monthly grew from approximately 5.3 million in December 2000 to approximately 6.6 million in December 2001.
                                       5

         A number of factors affect the transaction volumes processed on any given ATM, including location of the ATM and the amount of time the ATM has been installed at that location. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for varying periods of from three to twelve months after installation, depending upon the market, as consumers become familiar with the location of the machine. As the ATM network has matured, the number of transactions per ATM has increased. We have an ongoing policy of re-deploying under-performing ATMs to locations that we believe are better for transaction volumes. We anticipate that future transaction growth at our ATMs will depend heavily upon increased card issuance in developing markets and continued re-deployment of ATMs to better locations.

         We believe that the location of ATMs is one of the most important factors in determining the success of an ATM network. Key target locations for our ATMs include (i) major shopping malls, (ii) busy intersections, (iii) local smaller shopping areas offering grocery stores, supermarkets and services where people routinely shop, (iv) mass transportation hubs such as city bus and subway stops, rail and bus stations, airports and gas stations, and (v) tourist and entertainment centers such as historical sections of cities, cinemas, and recreational facilities.

         Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, we have invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. We centrally monitor the performance and cash positions of our ATMs around the clock, and dispatch local operations and maintenance contractors to service the machines. Our ATMs in all markets except Germany are linked by satellite or land based telecommunications lines to our processing centers.

         Other Products and Services

         Our network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. We have developed added value services in addition to basic cash withdrawal and balance inquiry transactions. These new services include sale of prepaid mobile phone time, bill payment and "mini-statement" transactions. We have an ongoing commitment to develop innovative new products and services to offer our Processing Services customers and will implement additional services as markets develop.

         In November 1999, we began to sell pre-paid mobile telephone vouchers on our networks in Hungary and Poland. In May and October 2000, we added this service to our Czech Republic and Croatian ATM networks, respectively. As of December 31, 2001, we have twelve agreements of which eight are live with mobile operators in various markets. In Poland we have signed contracts with all of the mobile operators. In September 2001, we entered into a joint venture with a Malaysian group to establish a company to provide this service in Malaysia and other Asian countries, including China.

         Since May 1996, we have been selling advertising on our network. Advertising clients can put their advertisements on the video screens of our ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs.

         Card Acceptance or Sponsorship Agreements

         Our agreements with banks and international card organizations generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines we operate in a given market. In many markets, we have agreements with a bank under which we are designated as a service provider for the acceptance of cards bearing international logos, such as Visa and Mastercard (which we refer to as "sponsorship agreements"). These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing bank or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party gives notice of non renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a bank to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the bank provides the cash needed to complete transactions on the ATM, although we have contracted for cash supply with a cash supply bank in the U.K.

         Under our card acceptance agreements and many of our outsourced management agreements, we are required to maintain insurance on the cash in the ATMs. We also maintain insurance against vandalism and theft of the ATMs themselves. During 2001 the number of incidents of theft and vandalism grew in certain markets, and claims for all ATM-related losses during the year (including cash losses, property, and business interruption from inoperable ATMs) were approximately $0.9 million. Insurance for ATM related risks is increasing, both as a result of these losses and overall increases in insurance rates following the September 11 terrorist incident.

         The ATM transaction fees we charge under our card acceptance agreements vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, mobile air time sales, deposits and transactions not completed because authorization is not given by the relevant card issuer) and the quantity of transactions attributable to a particular card issuer.

         Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. Dollars or inflation adjusted. Transaction fees are billed on terms no longer than one month.

         Outsourced Management Solutions

         We offer complete outsourced management services to banks and other organizations using our processing center's full suite of secure electronic financial transaction processing software. Our outsourced management services include management of an existing bank network of ATMs, development of new ATM networks on a complete turn-key basis (as we are doing for Citibank in Greece), management of POS networks, management of credit and debit card bases and other financial processing services. These services include 24-hour monitoring from our processing centers of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include real- time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement and reporting. We already provide these services to existing customers and we have invested in the necessary infrastructure. As a result, any new agreements we sign for outsourced management services would provide additional revenue with lower incremental cost.

         Our outsourced management agreements, other than in Germany, provide for fixed monthly management fees in addition to fees payable for each transaction. Therefore, the transaction fees under these agreements are generally lower than under card acceptance agreements. The fees payable under our outsourced management agreement in Germany are purely transaction based and include no fixed component.

         Segment Results

         The cost of operating ATMs varies from country to country. On a per ATM or transaction basis, the operating cost depends on the proportions of fixed and variable cost, and therefore the stage of development of a new country market, the number of ATMs in that market and the number of transactions. As the network reaches a more mature stage, the operating costs begin to resemble fixed costs, with increases in revenue generating incrementally less operating costs.

         Direct operating costs as a percentage of ATM network revenue decreased from 83% in 1999 to 66% in 2000 and to 57% in 2001. We intend to continue to improve the ratio of direct operating costs to revenue as the network continues to mature and growth continues in higher margin outsourcing management solutions.

         For a discussion of revenues and operating profits/losses of the Processing Services Segment during each of the last three fiscal years, including a breakdown for each geographic sub-segment and the percentages thereof attributable to ATM transaction processing, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of operating results for the years ended December 31, 2001, 2000 and 1999--Processing Services Segment".

         Software Solutions Segment

         Overview

         Through our subsidiary Euronet USA, we offer an integrated suite of card and retail transaction delivery applications for the IBM AS/400 platform referred to as the "Integrated Transaction Management" (ITM) system. The core systems of this product provide for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, internet banking, kiosks, and workstation authorization. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We now also offer Goldnet, a shared electronic financial transaction network solution that allows us to authorize, switch and settle transactions for multiple banks. We use Goldnet for our own EFT requirements in eight countries in Europe.

         We are in the process of repositioning Euronet USA in the market through development and release of a new set of products that leverage Euronet USA's traditional core product lines, including a new, platform independent Java based transaction processing software package with wireless banking and messaging modules and a set of mobile phone prepaid recharge solutions. It has become apparent, based on market reaction to these new products, that these new products and solutions rather than Euronet USA's traditional ITM solution will be the primary source of software solutions revenues in the future.

         We have invested significant resources in increasing the delivery pipeline for our software solutions and expanding customer service. We have expanded our European headquarters in Budapest to provide comprehensive delivery and support for our European customer base. We have made further investments in research and development of a number of new e-commerce and m-commerce products that should enhance the segment's performance in the future.

         Segment Results and Software Sales Backlog

         Software Solutions Segment revenue is derived from three main sources: software license fees, professional service fees and software maintenance fees. Software license fees are the initial fees we charge for the licensing of our proprietary application software to customers. We charge professional service fees for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees we charge to customers for the maintenance of the software products.

         The Software Solutions Segment revenue for the year ended December 31, 2001 was approximately $15.2 million, of which software license fees accounted for 20%, professional service fees accounted for 44% and software maintenance fees accounted for 33%. The remaining 3% of revenue was miscellaneous revenue including margins on hardware sales. We do not breakdown revenues for this segment on a geographic basis.

         Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software license agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts is recorded as deferred revenue and is included in current liabilities until such time the above revenue recognition criteria are met.

         We define "software sales backlog" as fees specified in contracts which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2001 the revenue backlog was $2.5 million, as compared to December 31, 2000 when the revenue backlog was $3.5 million and at December 31, 1999 when the revenue backlog was $3.1 million. The decrease in backlog from December 31, 2000 results principally from the timing of software sales. We intend to continue to focus on expediting the delivery and implementation of software in an effort to deliver existing backlog sales, while simultaneously replenishing the backlog through continuing product sales growth. The increase in backlog from December 31, 1999 as compared to 2000 resulted principally from growth in software sales.

         For a discussion of revenues and operating losses of the Software Solutions Segment during each of the last three fiscal years, please see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of operating results for the years ended December 31, 2001, 2000 and 1999--Software Solutions Segment".

Research and Development

         We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. We regularly engage in research and development activities aimed at the development and delivery of new products, services and processes to our customers, including bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touch points, other wireless banking products, prepaid mobile phone recharge products, browser based ATM software products and internet banking solutions. We are also making significant improvements to our core software products.

         Our research and development costs for computer products to be sold, leased or otherwise marketed totaled $5.0 million for 2001, $6.7 million for 2000 and $3.2 million for 1999. Of this figure, $1.3 million was capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detail program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detailed program design.

Technology and Processing Facilities

         ATM Hardware

         We use IBM/Diebold and NCR ATMs. We currently have long term contracts with these manufacturers to purchase ATMs at contractually defined prices which include quantity discounts. However, there are no contractually defined commitments with respect to quantities to be purchased. Because we operate the largest Pan-European ATM network, we have substantial negotiating leverage with ATM manufacturers and we believe we have received favorable prices as compared to lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. Our ATMs are modular and upgradable so that they can be adapted to provide additional services in response to changing technology and consumer demand. This allows us to modify our ATMs to provide new services without replacing our existing network infrastructure.

         Telecommunications

         Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM (other than ATMs in Germany) is connected to a Euronet processing center through satellite or land-based telecommunications depending upon physical location, reliability of the communications supplier and cost. Because we strive to ensure very high levels of reliability for our network, we rely primarily on satellite telecommunications to the processing center in Budapest for most of our ATM connections in Central Europe. Our Budapest processing center is, in most cases, linked by VSAT telecommunications to the card issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99.9% of the time. ATMs in France are linked to the processing center in Budapest by land telephone lines.

         We continually strive to improve the terms of our agreements with our telecommunications providers and have entered into multi-country agreements with lower rates for service. In this regard, new agreements are negotiated periodically with our VSAT suppliers, establishing a lower communication cost per ATM that takes into account transaction volume growth.

         Our agreements with our satellite telecommunications providers contain certain assurances with respect to the repair of satellite malfunction to ensure continuous reliable communications for the network. As the reliability of land based telecommunications improves in the emerging economies in which we do business, we may rely more heavily on them because they are generally less expensive than satellite telecommunications.

         Processing Centers

         Our primary processing center is in our offices in Budapest, Hungary. It is staffed 24 hours a day, seven days a week and consists of two production IBM AS/400 computers which run the Euronet USA Gold Net ATM software package, as well as a real time back up AS/400. The back up machine provides high availability during a failure of either production AS/400. The Budapest processing center also includes two AS/400s used for product and connection testing and development. Our software is a state of the art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The Budapest processing center's computers operate our ATMs and interface with the local bank and international transaction authorization centers.

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

         In July 2001, our Budapest processing center was certified to process transactions on ATMs in the U.K. by the LINK switch. We thus became the only foreign company that has been certified in this fashion. We view this certification as significant and as a validation of the high quality of our processing center.

         Until the end of 2001 we had a second processing center in Little Rock, Arkansas. This center processed transactions for approximately 531 ATMs in the U.S. as of December 31, 2001. We sold this center on January 4, 2002 to ALLTEL Information Systems together with the other assets of EFT Network Services, LLC. (see Note 29 to the Consolidated Financial Statements--Subsequent Events).

Competition

         Processing Services Segment

         Our principal Processing Services competitors in markets outside the United Kingdom include ATM networks owned by banks and regional networks consisting of consortiums of local banks. In the U.K., principal competitors include individual banks operating proprietary ATM networks as well as several independent, non-bank owned ATM networks that operate over one thousand ATMs. In the U.K. we are encountering direct competition for ATM sites from these other independent networks, which sometimes offer higher amounts of rent for ATM sites than we do. In the future, large, well financed companies that operate ATMs, such as EDS or American Express, may also establish ATM networks in competition with us in various markets. Competitive factors in our Processing Services business include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

         There are many companies that offer electronic recharge services for mobile phone airtime in the markets where we do business, particularly through use of POS terminals. These companies include Sonera Smart Trust, ITG, Hypercom, PreNet, e-Vita and Sicap. We believe, however, that we have a competitive advantage in that we offer recharge solutions on all customer touch points, including ATMs, POS terminals, mobile phones and the internet, and we process the financial transactions associated with the recharge.

         Software Solutions Segment

         We believe we are the leading supplier of electronic financial transaction processing software for the IBM AS/400 platform. Other suppliers service the software requirements of large mainframe systems and UNIX based platforms.

         Competitors of the Software Solutions Segment compete primarily in the following four areas: (i) ATM, network and point-of-sale software systems, (ii) internet banking software systems, (iii) credit card software systems and (iv) wireless banking software systems. The principal competitor with respect to ATM, network and point-of-sale software systems is Applied Communications Inc. ("ACI") based in Omaha, Nebraska which enjoys a large market share due to its early entry into the financial systems software market and a client base of larger banks and financial institutions. Oasis Software International, based in Toronto, Canada, also competes in the area of ATM, network and point-of-sale software systems. Internet banking software systems competitors include Edify Corporation, a division of S1 Corporation based in Santa Clara, California and Q UP Systems Inc. based in Austin, Texas. Both Edify Corporation and Q UP Systems Inc. have started operations during the last decade and specialize in internet banking systems. Our principal competitor with respect to credit card software systems is PaySys International Inc., based in Orlando, Florida. Competitors in the wireless banking software market include 724 Solutions, based in Toronto, Canada and Brokat AG, based in Stuttgart, Germany.

         Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.

Employees

         Our business is highly automated and we outsource many of its specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. We also have a customer service department to interface with cardholders to investigate and resolve reported problems in processing transactions.

         Our roll-out of ATMs, our development of new products and individual bank connections and our expansion into new markets creates a need for qualified staff on many levels. We require skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. In addition, ensuring consistency in quality and approach in new markets and proper coordination and administration of our expansion requires staff in the areas of technical operations, financial analysis, project management, human resources, communications, marketing and sales. We believe that our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of our Software Solutions business in particular depends upon the ability to hire and retain highly qualified computer engineers and programmers.

         As of December 31, 2000, we had 478 employees. In the first quarter 2001 we reduced staffing, primarily in Little Rock and Budapest, in a reorganization of our software business. We had 384 employees as of December 31, 2001.

         We have a European head office organization, European software delivery and support center and European processing center in Budapest, Hungary. We have an office in Little Rock, Arkansas where Euronet USA is based. Our corporate headquarters is in Leawood, Kansas. None of our employees is currently represented by a union. We have never experienced any work stoppages or strikes by our workforce.

Government Regulation

         We have received advice from banking supervisory authorities or local counsel in each of the markets in which we do business to the effect that our business activities in those markets do not constitute "financial activities" subject to licensing. Any expansion of our activity into areas which are qualified as "financial activity" under local legislation may subject us to licensing and we may be required to comply with various conditions in order to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

         Under German law, ATMs in Germany may be operated only by licensed financial institutions. We therefore may not operate our own ATM network in Germany and in that market we act only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, our activities in the German market currently are entirely dependent upon the continuance of the agreement with our sponsor bank, or the ability to enter into a similar agreement with another bank in the event of the termination of such agreement. In April 2000, we entered into a new sponsorship agreement with DiBa Bank canceling an agreement with Service Bank, our previous sponsor bank. We believe, based on our experience, that we should be able to find a replacement for DiBa if the agreement with DiBa is terminated for any reason. However, the inability to maintain the DiBa agreement or to enter into a similar agreement with another bank upon a termination of the DiBa agreement could have a material adverse effect on our operations in Germany.

Introduction of the Euro

         Starting January 1, 2002, our ATMs in Germany, France and Greece began dispensing Euros rather than the former currencies of those countries. The transition to the Euro from such currencies did not require significant expense on our part. The existence of a single currency in these countries may provide opportunities for operating efficiencies.

Trademarks

         We have filed applications for registration of certain of our trademarks including the names "Euronet" and "Bankomat" and/or the blue diamond logo in Hungary, Poland, the Czech Republic, Slovakia, and Sweden. These applications have been granted in Hungary, Poland and Croatia but are still pending in the other countries. Certain trademark authorities have notified us that they consider the trademarks "Euronet" and "Bankomat" to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets. However, it would prevent us from stopping other parties from using it in competition with Euronet. We have purchased a registration of the "Euronet" trademark in the class of ATM machines in Germany, France, the United Kingdom and certain other Western European countries.

         During 2000 and 2001, we filed patent applications for a number of our new software products and processes, including our recharge services and a browser based ATM operating system. Technology in the areas in which we operate is developing very rapidly and we are aware that many other companies have filed patent applications for similar products. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. If other applicants are granted priority dates that are earlier than ours, and their patents are considered to cover technology that has been incorporated into our systems, we may be required to pay royalties to the holders of such patents in order to continue to use such technology. This could materially and adversely affect our business.

Executive Officers of the Registrant

         The name, age, period of service and position held by each of our Executive Officers are as follows:

Name                          Age       Served Since       Position Held
----                          ---       ------------       -------------
Michael J. Brown              45        June 1994          Chairman and Chief Executive Officer
Daniel R. Henry               36        June 1994          Director, President and Chief Operating Officer
Jeffrey B. Newman             47        January 1997       Executive Vice President -- General Counsel
Kendall Coyne                 46        May 2001           Chief Financial Officer
Miro Bergman                  39        December 1998      Executive Vice President - EMEA General Manager
James P. "Jim" Jerome         44        October 1999       Executive Vice President, Managing Director -- Euronet Software
                                                           Division


         Michael J. Brown is one of the founders of our company and has served as its Chief Executive Officer since 1994. In 1979 Mr. Brown founded Innovative Software, a computer software company that was merged with Informix in 1988. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993 Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in February 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri-Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri-Kansas City in 1996. Mr. Brown has been a Director of Euronet since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Mr. Brown's term will expire in July 2004. Mr. Brown is married to the sister of Mr. Henry's wife.

         Daniel Henry founded our predecessor company with Michael Brown in 1994 and served as Chief Operating Officer until September 2001 when he was appointed President. Mr. Henry is responsible for all of our operations, including the United States and overseas. He is also responsible for our expansion into other countries and the development of new markets. Prior to joining us, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri-Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of our predecessor companies. His term as Director will expire in May 2003. Mr. Henry is married to the sister of Mr. Brown's wife.

         Jeffrey B. Newman joined us as Vice President and General Counsel on January 31, 1997. Prior to this, he practiced law in Paris with the law firm of Salans Hertzfeld & Heilbronn and then with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn, PLLC, of which he was a partner from 1993 until joining the Company in 1997. He established the Budapest office of Arent Fox Kintner Plotkin & Kahn, PLLC in 1991. He is a member of the Virginia, District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University and law degrees from Ohio State University and the University of Paris.

         Kendall Coyne joined us in May 2001 as Chief Financial Officer. Before joining us, Mr. Coyne was Vice President of Aerie Network Services, Inc. of Denver, Colorado, a start-up fiber-optic telecommunications company. Prior to that, Mr. Coyne spent four years at Sprint PCS as Vice President and Director of Tax Policy. Mr. Coyne holds a masters degree from Rockhurst University, Kansas City, MO, a BBA in Accounting from the University of New Mexico, Anderson School of Management and is a Certified Public Accountant.

         Miro Bergman joined us in 1997 as country manager for the Czech Republic. He subsequently became an area director responsible for our operations in Central Europe, and is now the Managing Director for the entire Europe, Middle East, and Africa region. Prior to joining us, Mr. Bergman was with First Bank System from 1992 to 1996 as vice president in charge of the bank's off-premise ATM business of over 1,200 ATMs. He also served as vice president of new Visa Co-Brand card program initiatives. From 1988 to 1992, Mr. Bergman worked for Citicorp-Diners Club in various card management and marketing positions. Mr. Bergman received a bachelors degree in business administration from the University of New York at Albany and an M.B.A. from Cornell University.

         Jim Jerome currently serves as Executive Vice President and Managing Director of our software division. He joined us in October 1999, managing the delivery of products and services. Previously, he had served in various capacities with Electronic Banking Services since 1994. From 1992 to 1994 he was a senior account executive, responsible for commercial banks and west-coast clients, and from 1990 to 1992 he was conversion manager for the Houston Regional Service Center. Prior to that, Mr. Jerome was a senior systems analyst at First City National Bank in Austin, Texas. Mr. Jerome served in various profitability systems capacities with Republic Bank of Houston from 1982 to 1983. His industry affiliations include serving as a director on the Electronic Funds Transfer Association Board, the Base24 User Group, and as a board member of the Exchange Network Advisory Council. He received his degree in business administration from the State University of New York in 1979.

ITEM 2. PROPERTY.
-----------------

         Our executive offices are located in Leawood, Kansas. The European head office and European Processing Center are located in Budapest, Hungary. We also maintain offices in Warsaw, Zagreb, Prague, Berlin, Paris, Bucharest, Athens, Cairo, and London; in the United States in Little Rock, Arkansas and in Jakarta, Indonesia. All of our offices are leased. Our office leases provide for initial terms of 24 to 84 months.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

         We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------------------------------------------------------------

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

Market Information

         From March 1997 to November 8, 1999, the Common Stock was quoted on the NASDAQ National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the NASDAQ SmallCap Market. We recently applied to have our Common Stock listed on the NASDAQ National Market. As of the date of this report, our application is still pending. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated:

                          2001                                                            2000
         ----------------------------------------                         ---------------------------------------
         Quarter               High         Low                           Quarter            High          Low
         ----------           -------     -------                         ----------        -------       -------
         Fourth                18.20       11.54                          Fourth               8.25         4.00
         Third                 14.00        8.45                          Third                9.13         6.94
         Second                 9.00        5.40                          Second              10.00         5.25
         First                  8.06        4.50                          First               10.63         6.00


Dividends

         Since our inception, no dividends have been paid on the Common Stock. We do not intend to distribute dividends for the foreseeable future.

Holders

         At December 31, 2001 and 2000 there were approximately 107 and 103 record holders of the Common Stock, respectively.

Private Placements and Issuances of Equity.

         In February 2002, we entered into subscription agreements for the sale of 625,000 shares of Common Stock. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Securities Act. The purchase price of each share was $20.00. We received aggregate proceeds of approximately $12 million from the private placement.

ITEM 6.         SELECTED FINANCIAL DATA.
-------         ------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The summary consolidated financial data set forth below have been derived from, and are qualified by reference to, our audited consolidated financial statements and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the United States ("U.S. GAAP"), which have been audited by KPMG Polska Sp. z o.o., independent public accountants. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to our significant acquisitions in December 1998 and January 1999, and should not be relied upon as an indication of future performance. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                         Year Ended December 31,
                                               ----------------------------------------------------------------------------
                                                   2001            2000            1999           1998           1997
                                               ------------    ------------    ------------    ------------    ------------
                                                         (in thousands, except for share and per share data)
Consolidated Statements of Operations Data:
Revenues:
  ATM network and related revenue              $     49,129    $     36,913    $     26,503    $     11,525    $      5,290
  Software and related revenue                       15,042          15,827          14,969             356               -
                                               ------------    ------------    ------------    ------------    ------------

    Total                                            64,171          52,740          41,472          11,881           5,290

Operating expenses:
  Direct operating costs                             28,101          24,988          22,830          10,036           3,717
  Salaries and benefits                              24,874          29,265          24,350           9,723           3,796
  Selling, general and administrative                 8,051          11,531          10,725           8,650           4,468
  Depreciation and amortization                       9,112          10,384          10,238           4,955           1,731
  In-process research and development
   write-off                                              -               -               -           1,020               -
  Asset write down                                        -          11,968               -               -               -
  Share compensation expense                              -               -             127             108             108
                                               ------------    ------------    ------------    ------------    ------------

    Total operating expenses                         70,138          88,136          68,270          34,492          13,820
                                               ------------    ------------    ------------    ------------    ------------

Operating loss                                       (5,967)        (35,396)        (26,798)        (22,611)         (8,530)

Other income/expenses:
  Interest income                                       282           1,089           1,950           2,514           1,609
  Interest expense                                   (9,471)        (10,829)        (10,899)         (7,826)         (1,152)
  Foreign exchange gain/(loss), net                   5,300          (3,227)         (2,110)         (1,911)              8
                                               ------------    ------------    ------------    ------------    ------------

Loss before income tax benefit/(expense)             (9,856)        (48,363)        (37,857)        (29,834)         (8,065)
  Income tax benefit/(expense)                        2,030          (1,188)          4,746          (1,430)            100
                                               ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                       (7,826)        (49,551)        (33,111)        (31,264)         (7,965)
  Extraordinary gain, net                             8,496               -           2,196           2,889               -
                                               ------------    ------------    ------------    ------------    ------------

Net income/(loss)                              $        670    $    (49,551)   $    (30,915)   $    (28,375)   $     (7,965)
                                               ============    ============    ============    ============    ============


Income/(loss) per share - basic and diluted:
  Loss before extraordinary item               $      (0.40)   $      (3.00)   $      (2.17)   $      (2.06)   $      (0.64)
  Extraordinary gain                                   0.43               -            0.14            0.19               -
                                               ------------    ------------    ------------    ------------    ------------

Net income/(loss)                                      0.03    $      (3.00)   $      (2.03)   $      (1.87)   $      (0.64)
                                               ============    ============    ============    ============    ============
Weighted avg. number of shares
   outstanding                                   19,719,253      16,499,699      15,252,030      15,180,651    $ 12,380,962
                                               ============    ============    ============    ============    ============

                                                                      As of December 31,
                                            -------------------------------------------------------------------------
                                              2001            2000            1999           1998           1997
                                            ----------- ---------------- -------------- -------------- --------------
                                                          (in thousands, except Summary Network Data)

Consolidated Balance Sheet Data:
Cash and cash equivalents                   $      8,818   $      7,151    $     15,037   $     55,614   $      7,516
Restricted cash                                    1,877          2,103          10,929         12,972            847
Investment securities                                  -              -             750          3,149         31,944
Trade accounts receivable, net                     9,292          9,485           7,888          5,681            647
Other current assets                               6,130          4,459           4,928          4,614          1,857
                                            ------------   ------------    ------------   ------------   ------------

  Total current assets                            26,117         23,198          39,532         82,030         42,811

Net property, plant and equipment                 29,551         31,657          36,693         33,182         24,088
Intangible assets, net                             1,975          2,604          16,259         12,464              -
Other long-term assets                             3,748          3,431           4,360          5,762          3,134
                                            ------------   ------------    ------------   ------------   ------------

  Total assets                                    61,391   $     60,890    $     96,844   $    133,438   $     70,033
                                            ============   ============    ============   ============   ============

Current liabilities                               23,289   $     20,466    $     26,938   $     18,739   $      9,315
Obligations under capital leases,
   excluding current installments                  7,643          8,034           6,397          6,809         11,330
Notes payable                                     38,146         77,191          72,800         83,720              -
Other long-term liabilities                            -              -             202              -            169
                                            ------------   ------------    ------------   ------------   ------------

  Total liabilities                               69,078        105,691         106,337        109,268         20,814

  Total stockholders' (deficit)/equity            (7,687)       (44,801)         (9,493)        24,170         49,219
                                            ------------   ------------    ------------   ------------   ------------

                                            $     61,391   $     60,890    $     96,844   $    133,438   $     70,033
                                            ============   ============    ============   ============   ============

Summary Network Data:

Number of operational ATMs at end of
period                                             2,999          2,634           2,283          1,271            693
ATM transactions during the period            68,388,780     52,663,000      32,938,000     15,467,000      5,758,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

General Overview

         We are a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We operate an independent automated teller machine, ATM, network of approximately 3,000 ATMs in Europe and, until January 2002, the United States. Through our software subsidiary, Euronet USA Inc. (formerly, Arkansas Systems, Inc.), we offer a suite of integrated software solutions for electronic payment and transaction delivery systems. We offer comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Our principal customers are banks and other companies such as retail outlets that require transaction processing services. With 13 offices worldwide, we offer our solutions in more than 60 countries around the world.

         We and our subsidiaries operate in two business segments: (1) a segment providing secure processing of financial transactions (the "Processing Services Segment"); and (2) a segment producing application software for the processing of secure electronic financial transactions (the "Software Solutions Segment"). In addition, our management divides the Processing Services Segment into three sub-segments: "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment"

(including Germany, France and the United Kingdom) and "Other Processing Services Sub-segment" (including the United States and unallocated processing center costs). These business segments, and their sub-segments, are supported by a corporate service segment, which provides corporate and other administrative services that are not directly identifiable with the two business segments (the "Corporate Services Segment"). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We have restated prior period segment information to conform to the current period's presentation (see Note 20 to the Consolidated Financial Statements--Business segment information).

Critical Accounting Policies

Our critical accounting policies are as follows:

         Software Revenue Recognition

         Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software license agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue and is included in current liabilities until such time the above revenue recognition criteria are met.

         Capitalization of Software Development Costs

         We apply SFAS 2 and 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 25 to the Consolidated Financial Statements--Research and Development). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

         Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detail program design. The detail program design must (a) establish that the necessary skills, hardware, and software technology are available to produce the product, (b) be complete and consistent with the product design, and (c) have been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.

         Accounting for Income Taxes

         We have significant tax loss carryforwards and other temporary differences which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded, net of a valuation allowance based on an assessment of each individual entity's ability to generate sufficient taxable income within an appropriate period.

         In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

         In the current year, profitability has improved in certain countries in which we operate. When a sufficient history of taxable income has been established in these countries, deferred tax assets increasingly will be considered realizable, and the existing valuation allowances will be reduced.

         Estimating the Impairment of Long Lived Assets

         We are required to evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets on a discounted cash flow basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future adverse changes in market conditions could result in an inability to recover the carrying amount of an asset, thereby possibly requiring an impairment charge in the future.

Comparison of Operating Results for the Years Ended December 31, 2001, 2000 and 1999 -- Overview

         Our total revenues increased by $11.5 million or 22% to $64.2 million for 2001 from $52.7 million for 2000. Such revenues increased by $11.2 million or 27% to $52.7 million for 2000 from $41.5 million for 1999. The increase in revenues from 2000 to 2001 was primarily due to two factors: (1) a $12.3 million increase in Processing Services Segment revenues resulting from the increase in transaction volumes in ATMs owned by us and an increase in the number of ATMs operated by us during this period; and (2) offset by a decrease of $0.8 million in Software Solutions Segment revenues. The increase in revenues from 1999 to 2000 was primarily due to two factors: (1) a $10.4 million increase in Processing Services Segment revenues resulting from the increase in transaction volumes in ATMs owned by us and an increase in the number of ATMs operated by us during this period; and (2) an increase of $0.8 million in Software Solutions Segment revenues. Revenues for 2001 and 2000 are discussed more fully in the Segment Results of Operations sections below.

         Effective November 1, 2001, we entered into an agreement with ABN AMRO under which ABN AMRO agreed to pay us $1.1 million to terminate an ATM management agreement for 106 ATMs and a card agreement between our Hungarian subsidiary and ABN AMRO. This amount has been included in annual revenue in the fourth quarter 2001. The contracts that were terminated would have generated revenues in 2002 and 2003 of $0.9 million and $0.4 million, respectively. The principal reason for the termination of these agreements was that ABN AMRO merged with K&H Bank, and K&H Bank had existing relationships with a competing transaction processing switch service in Hungary.

         Total operating expenses decreased by $18.0 million or 20% to $70.1 million for 2001 from $88.1 million for 2000. Such expenses increased by $19.8 million or 30% to $88.1 million for 2000 from $68.3 million for 1999. The decrease from 2000 to 2001 can be broken down by segment as follows: (1) a $3.7 million increase in Processing Services Segment operating costs due to growth in the size of the network operations; (2) a $20.4 million decrease in the Software Services Segment due to write down of certain intangible assets of $11.2 million in 2000 and reductions in personnel and resources in 2001; and (3) a $1.3 million decrease in Corporate Services Segment operating costs due to reductions in personnel and resources in 2001. The increase from 1999 to 2000 can be broken down by segment as follows: (1) a $3.5 million increase in Processing Services Segment operating costs due to growth in the size of the network operations; (2) a $15.2 million increase in Software Services Segment due to the write down of certain intangible assets of $11.2 million and investment in personnel and resources; and (3) a $1.1 million increase in Corporate Services Segment operating costs due to the expanded operations. Operating expenses for 2001, 2000 and 1999 are discussed more fully in the Segment Results of Operations sections below.

         We generated operating losses of $6.0 million for 2001 compared to operating losses of $35.4 million for 2000 and $26.8 million for 1999. The change from 2000 to 2001 was due to the net effect of three factors: (1) an $8.5 million improvement in the operating results which has generated an operating income in our Processing Services Segment; (2) a $19.6 million decrease in the operating loss from our Software Solutions Segment; and (3) a $1.3 million decrease in the operating loss from our Corporate Services Segment. The increased operating loss from 1999 to 2000 was due to the net effect of three factors: (1) a $6.8 million decrease in the operating loss from our Processing Services Segment; (2) a $14.3 million increase in the operating loss from our Software Solutions Segment; and (3) a $1.1 million increase in the operating loss from our Corporate Services Segment. The results of segment operations expenses for 2001, 2000 and 1999 are discussed more fully in the Segment Results of Operations section below.

Segment Results of Operations for the Years Ended December 31, 2001, 2000 and
1999


(In thousands)                                         Revenues                        Operating Income/(Loss)
                                         ----------------------------------------------------------------------------
Year ended December 31,                     2001          2000         1999         2001         2000        1999
                                         ------------ ------------ ------------ ------------ ----------- ------------

Processing Services
  Central Europe                         $ 25,236     $ 18,599     $ 12,664     $  1,612     $ (3,070)   $ (8,019)
  Western Europe                           21,595       16,615       12,637        1,490       (2,286)     (3,840)
  Other                                     2,298        1,700        1,202         (673)        (709)     (1,048)
                                         --------     --------     --------     --------     --------    --------

Total Processing Services                  49,129       36,914       26,503        2,429       (6,065)    (12,907)
Software Solutions                         15,222       16,006       15,149       (1,875)     (21,469)     (7,141)
Corporate Services                              -            -            -       (6,521)      (7,862)     (6,750)
Inter segment eliminations                   (180)        (180)        (180)           -            -           -
                                         --------     --------     --------     --------     --------    --------

Total                                    $ 64,171     $ 52,740     $ 41,472     $ (5,967)    $(35,396)   $(26,798)
                                         ========     ========     ========     ========     ========    ========

Comparison of Operating Results for the Years Ended December 31, 2001, 2000 and 1999 -- By Business Segment

         Processing Services Segment

         Processing Services Revenues

         Total segment revenues increased by $12.2 million or 33% to $49.1 million for 2001 from $36.9 million for 2000. Total segment revenues increased by $10.4 million or 39% to $36.9 million for 2000 from $26.5 million for 1999. The increase in revenues in 2001 and 2000 was due primarily to the significant increase in transaction volume and an increase in the number of ATMs operated by us during these periods. We had 2,283 ATMs installed as of December 31, 1999 and 2,634 ATMs installed as of December 31, 2000. We processed 32.9 million transactions in 1999, and processed 52.7 million transactions in 2000. In the year 2001, our owned and operated ATM network increased by 365 ATMs, or 14%, over 2000 to a total of 2,999 ATMs, of which 70% are owned by us and 30% are owned by banks or other financial institutions but operated by us through management agreements. We processed 68.4 million transactions for 2001, an increase of 15.7 million transactions, or 30%, over 2000.

         Revenues for the Central European Sub-segment increased by $6.6 million or 35% to $25.2 million for 2001 from $18.6 million for 2000. Revenues for this sub-segment increased by $5.9 million or 46% to $18.6 million for 2000 from $12.7 million for 1999. The increase in revenues in 2001 and 2000 was largely the result of an increase in the number of ATMs operated by us over this period. We increased the number of ATMs that we operated from 1,203 at December 31, 1999 to 1,391 at December 31, 2000 and 1,440 at December 31, 2001.

         Revenues for the Western European Sub-segment increased by $5.0 million or 30% to $21.6 million for 2001 from $16.6 million for 2000. Revenues for this sub-segment increased by $4.0 million or 32% to $16.6 million for 2000 from $12.6 million for 1999. The increase in revenues in 2001 and 2000 was largely the result of an increase in the number of ATMs operated by us over this period. We increased the number of ATMs that we operated from 621 at December 31, 1999 to 787 at December 31, 2000 and 1,009 at December 31, 2001. During this period we also increased transaction volumes and increased transaction fees in certain markets. Of the net 365 ATMs added to the network, 250 ATMs are located in the United Kingdom. Our aggressive roll-out of ATMs in the United Kingdom during 2001 was based on the ability to charge a transaction fee directly to the person using the ATMs in this market. The continuance of an aggressive roll-out of ATMs in the United Kingdom is dependent on our ability to find additional sites for ATMs that are capable of highly profitable transaction levels. Certain machines that we have installed recently in the United Kingdom had transaction levels that are lower that those of machines installed earlier. This is partially due to the fact that transaction levels are lower at ATM machines at Post Office sites and at sites at which cash is replenished by merchants. Although these ATMs are profitable, they are generating returns that are lower than we expected. We are examining a number of responses to this situation, including using lower cost machines at these sites or reducing our roll-out of machines in the United Kingdom. A decision to reduce our rate of roll-out of ATMs or the continuing weakness of performance of certain ATMs could result in a decrease in growth in our revenues and operating profits.

     Revenues for the Other Processing Services Sub-segment increased by $0.6 million or 35% to $2.3 million for 2001 from $1.7 million for 2000. Revenues from these operations increased by $0.5 million or 42% to $1.7 million for 2000 from $1.2 million for 1999. All revenues from this segment are generated by the Dash network located in the United States. We sold the Dash network in January 2002 (see Note 29 to the Consolidated Financial Statements--Subsequent Events) and therefore no revenues will be realized from that business for the year 2002. As a result, we will no longer report on this Sub-segment.

     Of total segment revenue, approximately 86% was attributable to ATMs owned by us for the year 2001, 87% for 2000 and 94% for the year 1999. Of total transactions processed, approximately 73% were attributable to ATMs owned by us for the year 2001, 78% for 2000 and 76% for the year 1999. We expect that in the future there will be a shift from a largely proprietary ATM network owned by us to a more balanced mix between proprietary ATMs and customer owned ATMs. We believe that this trend is a positive development and will provide higher marginal returns on investments.

     The transaction fees that we charge vary for the three types of ATM transactions that are currently processed on our ATMs: cash withdrawals; balance inquiries; and transactions not completed because the relevant card issuer does not give authorization. Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction. Transaction fees for the other two types of transactions are generally substantially less. Transaction fees payable under the electronic recharge solutions sold by us are included in Processing Services Segment revenues and vary substantially from market to market and based upon the specific prepaid solution and the denomination of prepaid hours purchased. Generally the range of transaction fees vary from $1.10 to $1.80 per prepaid mobile recharge purchase.

     Operating Expenses

     Total segment operating expenses increased by $3.7 million or 9% to $46.7 million for 2001 from $43.0 million for 2000. Such expenses increased by $3.6 million or 9% to $43.0 million for 2000 from $39.4 million for 1999. The increases in 2001 and 2000 were due primarily to costs associated with the growth in the numbers of ATMs and expansion of our operations during the periods.

     We recorded a $0.8 million write-down of certain ATM hardware assets associated with the purchase of the Budapest Bank ATM network in May 2000 and the Service Bank ATM network in March 1999 (see Note 10 to the Consolidated Financial Statements--Asset Write Down). In addition, we recorded a one-time gain in our Central European Sub-segment of $1.2 million in 2000. The gain was related to a change in Hungarian law that eliminates a major portion of our liability for import taxes on ATM hardware to the Hungarian government. The gain was included as an element of direct operating costs.

     The operating expenses for the Central European Sub-segment increased by $1.9 million or 9% to $23.6 million for 2001 from $21.7 million for 2000. Such expenses increased by $1.0 million or 5% to $21.7 million for 2000 from $20.7 million for 1999. The increase in operating expenses in 2001 and 2000 was largely the result of an increase in the number of ATMs operated by us over this period. We increased the number of ATMs that we operated from 1,203 at December 31, 1999 to 1,391 at December 31, 2000 and 1,440 at December 31, 2001.

     The operating expenses for the Western European Sub-segment increased by $1.2 million or 6% to $20.1 million for 2001 from $18.9 million for 2000. Such expenses increased by $2.4 million or 15% to $18.9 million for 2000 from $16.5 million for 1999. The increase in operating expenses in 2001 and 2000 was largely the result of an increase in the number of ATMs operated by us over this period. We increased the number of ATMs that we operated from 621 at December 31, 1999 to 787 at December 31, 2000 and 1,009 at December 31, 2001.

     The operating expenses for the Other Processing Services Sub-segment increased by $0.6 million or 25% to $3.0 million for 2001 from $2.4 million for 2000. Such expenses increased by $0.2 million or 9% to $2.4 million for 2000 from $2.2 million for 1999. The operating expenses from this segment are generated from the Dash network located in the United States and the unallocated costs associated with our processing facilities. We sold the Dash network in January 2002. (See Note 29 to the Consolidated Financial Statements - Subsequent Events).

     Direct operating costs in the Processing Services Segment consist primarily of the following: ATM installation costs; ATM site rentals; and costs associated with maintaining ATMs, ATM telecommunications, interest on network cash and cash delivery and security services to ATMs. Such costs increased by $3.6 million or 15% to $28.0 million for 2001 from $24.4 million for 2000. Such costs increased by $2.5 million or 11% to $24.4 million for 2000 from $21.9 million for 1999. The increase in direct operating costs was primarily attributable to costs was associated with operating the increased number of ATMs in the network during the periods. Also, intercompany allocations were made to charge the ATM operations with transaction switching and bank connection fees associated with the operations central processing center in Budapest. These allocations totaled $4.8 million, $3.5 million and $2.9 million for 2001, 2000 and 1999, respectively. Direct operating costs for 2000 include a one-time gain of $1.2 million due to a change in Hungarian law that eliminates a major portion of our liability for import taxes on ATM hardware. The components of direct operating costs for 2001, 2000 and 1999 were:

                                                                      Year ending December 31,
                                                          ------------------------------------------
                                                              2001           2000           1999
                                                          -------------  -------------  ------------
                                                                        (In thousands)

ATM communication                                             $   4,619     $    4,183     $   3,982
ATM cash filling and interest on network cash                     7,511          7,426         5,900
ATM maintenance                                                   4,259          3,987         2,967
ATM site rental                                                   2,517          2,258         2,421
ATM installation                                                    470            675           783
Transaction processing and ATM monitoring                         7,091          5,242         4,205
Other                                                             1,545            600         1,663
                                                          -------------  -------------  ------------
Total direct operating expenses                               $  28,012     $   24,371     $  21,921
                                                          =============  =============  ============

     As a percentage of network revenue, direct operating costs have continued to fall. Such costs fell from 83% to 66% for 1999 and 2000, respectively, to 57% for 2001. On a per ATM basis the direct operating costs fell from $12,872 per ATM and $9,807 per ATM for 1999 and 2000, respectively, to $9,340 per ATM for 2001, an improvement of 5% over 2000. On a per transaction basis the direct operating costs fell from $0.66 per transaction and $0.46 per transaction for 1999 and 2000 to $0.41 per transaction for 2001, an improvement of 11% over 2000.

     Costs for segment salaries and benefits increased by $1.8 million or 24% to $9.2 million for 2001 from $7.4 million for 2000. Such expenses increased by $0.2 million or 3% to $7.4 million for 2000 from $7.2 million for 1999. The increase in the year-on-year expenses reflect the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe as well as some increases in staff levels at the processing center required to maintain quality service in line with the rising transaction volumes. As a percentage of Processing Services Segment revenue, salaries and benefits fell from 27% and 20% for 1999 and 2000, respectively, to 19% for 2001.

     Selling, general and administrative costs allocated to the Processing Services Segment decreased $1.1 million or 46% to $1.3 million for 2001 from $2.4 million for 2000. Such expenses decreased $0.5 million or 17% to $2.4 million for 2000 from $2.9 million for 1999. The cost decrease for the year 2001 resulted from the net effect of (1) a $1.3 million increase in the allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, from $3.5 million for 2000 to $4.8 million for 2001 and (2) a $0.2 million increase in costs associated with the expansion of our network operations. The $0.5 million cost decrease for 2000 resulted from the net effect of (1) a $0.6 million increase in the allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, from $2.9 million for 1999 to $3.5 million for 2000 and (2) a $0.1 million increase in costs associated with the expansion of our network operations.

     Depreciation and amortization increased by $0.2 million or 3% to $8.2 million for 2001 from $8.0 million for 2000. Such expenses increased by $0.6 million or 8% to $8.0 million for 2000 from $7.4 million for 1999. The increases were due primarily to the increase in the number of owned ATMs as discussed previously. We recorded a $0.8 million write-down of certain ATM hardware assets for the year ended December 31, 2000, as previously discussed.

     Operating Profit/Loss

     The total Processing Services Segment posted an operating profit of $2.4 million for 2001 as compared to operating losses of $6.1 million and $12.9 million for 2000 and 1999, respectively, as a result of the factors discussed above. The Central European Sub-segment recorded an operating profit of $1.6 million for 2001 compared to operating losses of $3.1 million and $8.0 million for 2000 and 1999, respectively, as a result of the factors discussed above. The Western European Sub-segment had an operating profit of $1.5 million for 2001 compared to operating losses of $2.3 million and $3.8 million for 2000 and 1999, respectively, as a result of the factors discussed above.

     The Other Processing Services Sub-segment incurred an operating loss of $0.7 million for 2000 and 2001, respectively, and an operating loss of $1.0 million for 1999, as a result of the factors discussed above.

     Software Solutions Segment

     Software Solutions Revenue

     Revenues from the Software Solutions Segment decreased by $0.8 million or 5% to $15.2 million before inter-segment eliminations for the 2001 from $16.0 million for 2000. Revenues from this segment increased $0.9 million or 6% to $16.0 million for 2000 from $15.1 million for the year ended December 31, 1999. The decrease in revenues from 2000 to 2001 is due to the decrease in sales while being partially offset by increased maintenance fees earned from sales in 2000 and prior. The increase in revenues from 1999 to 2000 is due to the increased sales generated by an expanded sales force employed in 1999 and 2000. Software revenues are grouped into four broad categories: software license fees, professional service fees, maintenance fees and hardware sales. Software license fees are the initial fees that we charged the licensing of our proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products and are reported net of cost of sales. The components of software solutions revenue for 2001, 2000 and 1999 were:

                                               Years ending December 31,
                                     -------------------------------------------
                                         2001            2000           1999
                                     -------------  -------------   ------------
                                                    (in thousands)

Software license fees                    $   3,030      $   4,117      $   2,430
Professional service fees                    6,765          6,867          8,298
Maintenance fees                             5,045          4,487          4,051
Hardware sales                                 382            535            370
                                     -------------  -------------   ------------
Total Software Revenue                   $  15,222      $  16,006      $  15,149
                                     =============  =============   ============

     The decrease in software license fees from 2000 to 2001 reflects a decrease in sales and a change in the mix of contracts signed. In 2001, we signed an increasing number of contracts that have a larger share of professional services relative to the license fee. However, decreased overall sales in 2001 offset some of the mix-related change decreased above. Overall, revenue decreased slightly reflecting the decrease in sales although the recurring revenue stream represented by maintenance fees increased. We intend to secure long-term revenue streams through multi-year maintenance agreements with existing and new customers. We believe that the revenues of the Software Solutions Segment will increasingly be derived from our new set of software solutions, including our wireless banking solutions. The increases in software license fees from 1999 to 2000 were primarily attributable to an increased number of software sales contracts signed in 2000 as compared to 1999, primarily in the first half of 2000.

     Professional service fees are generally realized in connection with the sale and installation of software, although increasingly professional service fees are being derived from contracts that do not necessarily have a software license component.

     Software Sales Backlog

     We define "software sales backlog" as fees specified in contracts which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2001 the revenue backlog was $2.5 million, as compared to December 31, 2000 when the revenue backlog was $3.5 million and at December 31, 1999 when the revenue backlog was $3.1 million. The decrease in backlog from December 31, 2000 results principally from the timing of software sales. We intend to continue to focus on expediting delivery and implementing of software in an effort to deliver existing backlogged sales, while simultaneously replenishing the backlog through continuing product sales growth. The increase in backlog from December 31, 1999 as compared to 2000 resulted principally from growth and timing of software sales.

     There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within a one-year period.

     Operating Expenses

     Software Solutions Segment operating expenses consist primarily of salaries and benefits, selling, general and administrative, and depreciation and amortization. In 2000, we recorded a one-time write down of goodwill and other identifiable intangible assets associated with our purchase of Euronet USA in December 1998. As a result of our inability to achieve operating improvements, including software license and service orders for Euronet USA's traditional core product (ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through 2000. We calculated the expected cash flows of our Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in 2000, we recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Euronet USA (see Note 10 to Consolidated Financial Statements--Asset Write
Down). Total segment operating expenses decreased by $20.4 million or 54% to $17.1 million for 2001 from $37.5 million for 2000. Such expenses increased by $15.2 million or 68% to $37.5 million for 2000 from $22.3 million for 1999. The decrease from 2000 to 2001 is primarily the result of (1) the $11.2 million one-time write down during 2000 discussed above, (2) a reduction in staffing in the first quarter of 2001, and (3) general cost-reduction efforts in our general operations. The increase from 1999 to 2000 is primarily the result of (1) the $11.2 million one-time write down during 2000 discussed above, and (2) headcount increases intended to increase sales, accelerate development of certain software enhancements and reduce delivery times for software. The components of the Software Solutions Segment operating costs for 2001, 2000 and 1999 were:

                                                             Year ending December 31,
                                                    -------------------------------------------
                                                         2001           2000           1999
                                                    -------------  -------------   ------------
                                                                   (in thousands)
Direct operating costs                                  $     269      $     800      $   1,089
Salaries and benefits                                      12,329         18,004         13,953
Selling, general and administrative                         3,754          5,266          4,565
Depreciation and amortization                                 744          2,215          2,683
Asset write down                                                -         11,190              -
                                                    -------------  -------------   ------------
Total operating expenses                                $  17,096      $  37,475      $  22,290
                                                    =============  =============   ============

     These staff increases during 1999 and 2000 resulted in a significant increase in salaries and benefits, which contributed to the net losses of the Software Solutions Segment for 2000. During the first quarter of 2001 we reduced our workforce significantly with the primary objective of reducing costs in the Software Solutions Segment to bring the costs more in line with the anticipated revenue. The financial impact of these reductions can be seen throughout the results for 2001.

     We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. As a result of this commitment we have invested substantial amounts in research and development. In particular, we have invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on our ATM network. In addition, we continue to invest in the on-going development of products that were recently introduced to the market. Our research and development costs incurred for computer products to be sold, leased or otherwise marketed decreased $1.7 million or 25% to $5.0 million for 2001 from $6.7 million for 2000. Such costs increased $3.5 million or 109% to $6.7 million for 2000 from $3.2 million for 1999. Of these total figures, $1.3 million, $1.0 million and $0.3 million were capitalized, during the years ended December 31, 2001, 2000 and 1999 respectively, in accordance with our accounting policy requiring the capitalization of development costs on a product by product basis once technological feasibility is established. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     Operating Loss

     The Software Solutions Segment incurred an operating loss of $1.9 million for 2001, $21.5 million for 2000 and $7.1 million for 1999, as a result of the factors discussed above.

     Corporate Services Segment

     Operating Expenses

     Operating expenses for the Corporate Services Segment decreased by $1.4 million or 18% to $6.5 million for 2001 from $7.9 million for 2000. Such costs increased by $1.1 million or 16% to $7.9 million for 2000 from $6.8 million for 1999. The components of the Corporate Services Segment operating costs for 2001, 2000 and 1999 were:

                                                              Year ending December 31,
                                                    -------------------------------------------
                                                         2001          2000            1999
                                                    -------------  -------------   ------------
                                                                   (in thousands)
Salaries and benefits                                    $  3,362       $  3,813       $  3,335
Selling, general and administrative                         3,017          3,841          3,270
Depreciation and amortization                                 142            208            145
                                                    -------------  -------------   ------------
Total direct operating expenses                          $  6,521       $  7,862       $  6,750
                                                    =============  =============   ============

     The cost control measures that were implemented in 2001 are the primary reasons for these decreased expenditures, including the workforce reductions during the first quarter of 2001. In 2000 due to the expansion in the company's network infrastructure there was an increase in corporate and administrative capabilities. In January 2001 we began to reclassify certain salary and benefits expense to the Processing Services Other Sub-segment to better reflect the actual job responsibilities performed.

Non-operating Results

     Interest Income

     Interest income decreased to $0.3 million for 2001 from $1.1 million for 2000 and from $2.0 million for 1999. The decreases are the result of lower average cash balances during 2001.

     Interest Expense

     Interest expense decreased to $9.5 million for 2001 from $10.8 million for 2000 and $10.9 million for 1999. The decrease from 2000 to 2001 was due to a reduction in the notes payable as a result of significant debt/equity swaps during 2001 and exchange rate differences as the majority of the debt is denominated in Euro. The decrease from 1999 to 2000 was due to exchange rate differences as the majority of the debt is denominated in Euro.

     Foreign Exchange Gain/Loss

     We had a net foreign exchange gain of $5.3 million for 2001, as compared to exchange losses of $3.2 million for 2000 and $2.1 million for 1999. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income or loss. A portion of our assets and liabilities are denominated in Euros, including capital lease obligations, notes payable (including the notes issued in our public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

     Extraordinary Gain

     During 2001, in sixteen separate transactions, we exchanged 97,700 units (principal amount of DEM 97.7 million) of our Senior Discount Notes and 293,100 warrants for 3,238,650 shares of Common Stock. These exchanges were accounted for as an extinguishment of debt with a resulting $8.2 million (net of applicable income tax expense of $0.6 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($39.0 million) and the fair market value of the Common Stock issued ($29.3 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.9 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

     During 2001, in a single transaction, we exchanged 8,750 (principal face amount of DEM 8.75 million) of our Senior Discount Notes for two new Senior discount notes having an aggregate face amount of $2.9 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that
(i) the principal amount was reduced as indicated in the previous sentence, (ii) we have the right to prepay the New Notes at any time at our option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.2 million (net of applicable income tax expense of $0.5 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

     During 2001, in a single transaction, we exchanged bonds with face amount $2.1 million of our Senior Discount Notes for 104,750 shares of Common Stock. This exchange has been accounted for as an extinguishment of debt with a resulting $0.1 million (net of applicable income tax expense of $0.1 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($2.0 million) and the fair market value of the Common Stock issued ($1.7 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

     During 1999, we repurchased notes with a face value of DM 22.0 million and 65,850 warrants for a total purchase price of $5.2 million. This repurchase was accounted for as an extinguishment of debt with a resulting $2.2 million (net of income taxes of $0.6 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt extinguished ($8.1 million) and the consideration paid ($5.0 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.3 million). Of the total purchase price of $5.2 million, $0.2 million was allocated to the warrants based on their fair market value at the time of purchase and recorded as an adjustment to additional paid-in capital.

     The Senior Discount Notes that were acquired by us in the above exchanges have not been retired. We will consider additional repurchases of our Senior Discount Notes if opportunities arise to complete such transactions on favorable terms.

     Net Income/Loss

     We recorded net income of $0.7 million for 2001, as compared to a $49.6 million net loss for 2000 and a $30.9 million net loss for 1999, as a result of the factors discussed above.

Liquidity and Capital Resources

     Up to 2001 we had sustained negative cash flows from operations and had financed our operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the 1997 public equity offering, equipment lease financing and private placements of equity securities. The net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $123.1 million, investments in property, plant and equipment of approximately $58.4 million and acquisitions of $24.6 million.

     At December 31, 2001 we had cash and cash equivalents of $8.8 million included in working capital of $2.8 million. We had $1.9 million of restricted cash held as security with respect to cash provided by banks participating in our ATM network, to cover guarantees on financial instruments and as deposits with customs officials (See Note 6 to the Consolidated Financial Statements--Restricted Cash). In addition to the assets shown on the balance sheet at December 31, 2001 we held repurchased notes payable with a face value of 154.8 million Deutsche Marks ($70.1 million as at December 31, 2001 based on a USD to DM rate of 1:2.2079) and a fair market value at December 31, 2001 of $56.1 million (See Note 21 to the Consolidated Financial Statements--Financial Instruments).

         On June 28, 2000 we entered into an unsecured revolving credit agreement (the "Credit Agreement"), which provided a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility must now be repaid by June 28, 2002.

         A commitment fee was paid for an initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000, 50,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, on June 28, 2001, and on November 27, 2001 for the subsequent extensions of the facility. Warrants were issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

         As of December 31, 2001, we have drawn $2.0 million and issued 160,000 warrants with respect to such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002 and we expect to make this repayment on or before this date. The Credit Agreement was not renewed in December 2001.

         In 2001, two participants in the revolving credit agreement, in three separate transactions, elected to exercise a total of 361,000 warrants for an equal number of shares. The total amount of cash received from these transactions was $2.1 million.

         We lease many of our ATMs under capital lease agreements that expire between 2002 and 2007 and bear interest at rates between 8% and 12%. As of December 31, 2001 we owed $12.4 million under such capital lease arrangements (see Note 15 to the Consolidated Financial Statements--Leases).

         We expect that our capital requirements will continue in the future, although strategies that promote outsourcing and redeployment of underperforming ATMs will reduce some of these requirements. Acquisitions of related ATM businesses and investments in new markets will require additional capital expenditures. Fixed asset purchases for 2002, subject to our evaluation of acceptable returns on new ATM investment particularly in the United Kingdom, are currently estimated to be in the range of $10 to $13 million.

         Effective July 1, 2001, we implemented our Employee Stock Purchase Plan ("ESPP"), under which employees have the opportunity to purchase common stock through payroll deductions according to specific eligibility and participation requirements. The ESPP was implemented by a series of offerings of three months duration with new offerings commencing on January 1, April 1, July 1, and October 1 of each year. The option price of common stock purchased under the ESPP is the lesser of 85% of the Fair Market Value (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. Under the provisions of the ESPP, we have reserved 500,000 shares of common stock of which 175,000 shares had been issued as of December 31, 2001. We intend to qualify the Plan as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 (See Note 18 to the Consolidated Financial Statement--Stock Plans).

         In 2001, matching contributions of 32,550 shares of stock were made in conjunction with our 401(k) employee benefits plan for year 2000. Under the terms of such plan, employer match contributions consist of two parts, referred to as "Basic" and "Discretionary". The Basic Matching Contribution is equal to 50% of eligible employee Elective Salary Deferrals between 4% and 6% of participating employee salaries for the Plan Year. The Discretionary Matching Contribution is determined by the Board for a Plan Year and is allocated in proportion to employee Elective Deferrals. For 2001, employer match contributions (Basic Match) consisted of 16,275 shares and an equal number, 16,275 shares, were issued under the Discretionary Matching Contribution. Employer matching under the Plan for year 2001 is expected to be determined in the first quarter of 2002 (See Note 19 to the Consolidated Financial Statements--Employee Benefit Plans).

         We reduced the aggregate amount of our 12 3/8% Senior Discount Notes payable from $77.2 million at December 31, 2000, to $38.1 million at December 31, 2001 through a series of debt-for-debt and debt-for-equity exchanges as more fully described in Note 11 to the Consolidated Financial Statements. Due to market and other factors, we may not be able to continue to successfully implement such exchanges in 2002 and beyond. We are required to commence cash payments of interest on Senior Discount Notes on January 1, 2003. At current debt levels, we will be required to make approximately $2.5 million in interest payments on a semi annual basis beginning January 1, 2003. The remaining principal balance of Senior Discount Notes of approximately $40 million (after accretion during 2002) will be due and payable on January 1, 2006.

         We have no significant off balance sheet items (see Note 28 to the Consolidated Financial Statements--Commitments and Contingencies).

         Based on our current business plan and financial projections, we expect to continue to improve operating income and generate net cash inflows from our operating activities in 2002. In the Processing Services Segment, we anticipate that increased transaction levels in our ATM network will result in additional revenues without a corresponding increase in expenses. In addition, we expect to further expand our ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, we believe our operating costs are now more in line with anticipated revenues. We believe that the credit facility, certain asset sales, and cash and cash equivalents will provide us with sufficient capital. As a result, we believe that we have sufficient liquidity resources to meet current and future cash requirements. We will continue our policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if we consider that such opportunities can contribute to fulfilling our financial and strategic business objectives particularly if attractive acquisition opportunities present themselves.

Subsequent Events

         In January 2002, we concluded two agreements with ALLTEL Information Services, Inc. ("AIS"), a wholly owned subsidiary of ALLTEL Corporation. The first agreement was an Asset Purchase Agreement whereby Dash sold substantially all of its assets to AIS for $6.8 million in cash subject to a working capital adjustment. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to provide for the payment of any damages that might arise from any breach of the representations and warranties contained in the Asset Purchase Agreement and certain post-closing adjustments. Revenues for Dash were $2.3 million for 2001 and were included in the revenue of the Other Processing Services Sub-segment (see Note 29 to the Consolidated Financial Statements--Subsequent Events).

         The second agreement was a Software License Agreement whereby Euronet USA granted AIS a nonexclusive license to use, distribute and develop versions
1.5 and 2.2 of Euronet USA's GoldNet ITM ATM Network Processing Software ("GoldNet Software"). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. Under the terms of the License Agreement, AIS has agreed to pay license fees of $5 million, with 50% of the fees having been paid upon execution of the License Agreement, 40% to be paid six months from the date of the Agreement, and the remaining 10% twelve months from the date of the License Agreement.

         In February 2002, we entered into subscription agreements for the sale of 625,000 new common shares of the Company. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. We received aggregate proceeds of approximately $12 million from the private placement (see Note 29 to the Consolidated Financial Statements--Subsequent Events).

Balance Sheet Items

         Cash and Cash Equivalents

         The increase of cash and cash equivalents to $8.8 million at December 31, 2001 from $7.2 million at December 31, 2000 is due primarily to the net effects of working capital movements, foreign exchange gains and losses, capital expenditures and capital lease payments, and operating income for the year ended December 31, 2001. (See Note 22 to the Consolidated Financial Statements--Reconciliation of Net Income/(Loss) to Net Cash Provided by/(Used in)

Operating Activities, and the Consolidated Statements of Cash Flows).

         Restricted Cash

         Restricted cash decreased to $1.9 million at December 31, 2001 from $2.1 million at December 31, 2000. The majority of restricted cash was held as security with respect to cash provided in Hungary and Poland by banks participating in our ATM network.

         Trade Accounts Receivable

         Trade accounts receivable decreased to $9.3 million at December 31, 2001 from $9.5 million at December 31, 2000 due primarily to improvements in the collections process in 2001.

         Property, Plant and Equipment

         Net property, plant and equipment decreased to $29.6 million at December 31, 2000 from $31.7 million at December 31, 2000. This decrease is due primarily to a reduction in the rate of installation of ATMs and recognizing fixed asset depreciation in excess of fixed asset additions.

         Intangible Assets

         Net intangible assets decreased to $2.0 million at December 31, 2001, from $2.6 million at December 31, 2000. The decrease is the result of amortization of purchased goodwill in respect of the SBK and Dash acquisitions in 1999.

         Current Liabilities

         Current liabilities increased to $23.3 million at December 31, 2001 from $20.5 million at December 31, 2000. This increase is due primarily to increases in accrued expenses and the credit facility.

         Capital Leases

         Total capital lease obligations including current installments increased to $12.4 million at December 31, 2001 from $11.5 million at December 31, 2000. This increase is due primarily to additional fixed assets leased in excess of 2001 lease payments.

         Notes Payable

         Notes payable decreased to $38.1 million at December 31, 2001 from $77.2 million at December 31, 2000. This is the result of several transactions as follows:

(In millions)

Balance at December 31, 2000                              $ 77.2
Unrealized foreign exchange gain (DEM vs. USD)              (4.8)
Debt Equity Swaps                                          (41.1)
Accretion of bond interest                                   6.8
                                                          ------
Balance at December 31, 2001                              $ 38.1
                                                          ======
         Stockholders' Deficit

         Stockholders' deficit decreased to $7.7 million at December 31, 2001 from $44.8 million at December 31, 2000. This is due to the net income for the year ended December 31, 2001 of $0.7 million, $5.8 million received for options exercised and other equity and $31.0 million for the shares issued on the extinguishments of debt offset by an increase in the accumulated comprehensive loss of $0.4 million.

Impact of New Accounting Pronouncements Not Yet Adopted

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

         We are required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

         Statement 141 will require upon adoption of Statement 142 that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141 to its carrying amount both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, we expect to have unamortized goodwill in the amount of $2.0 million, which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         SFAS 143

         Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs.

         The Financial Accounting Standards Board (FASB) began this project in 1994 to address the accounting for the costs of nuclear decommissioning. The FASB subsequently expanded the scope of the project to include closure or removal- type costs in other industries. As a result, Statement No. 143 applies to all entities.

         SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. We have not evaluated the impact on the consolidated financial statements of adopting this standard.

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

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement is to be applied prospectively. We have not yet determined the impact, if any, the adoption of this standard will have on our financial position or results of operations.

Forward-Looking Statements

         This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document, including, without limitation, statements regarding (i) our business plans and financing plans and requirements, (ii) trends affecting our business plans and financing plans and requirements, (iii) trends affecting our business, (iv) the adequacy of capital to meet our capital requirements and expansion plans, (v) the assumptions underlying our business plans, (vi) business strategy, (vii) government regulatory action, (viii) technological advances and (ix) projected costs and revenues, are forward-looking statements. Although we believe that the expectations reflected in such forward- looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

         Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including: technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting the transaction and other fees which we are able to charge for our services; foreign exchange fluctuations; competition from bank owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services; our relationships with our major customers, sponsor banks in various markets and International Card Organizations; and changes in laws and regulations affecting our business. These risks, and other risks are described elsewhere in this document and our periodic filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Operational Risk; Security

     Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are certain operational risks inherent in this type of business which can require temporary shut-down of parts or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than our ATMs in Germany are operated through our processing center in Budapest so any operational problem there may have a significant adverse impact on the operation of our network generally. We have experienced operations and computer development staff and have created redundancies and procedures, particularly in our Budapest processing center, to mitigate such risks, but they cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

     Our ATM network systems process electronic financial transactions using information read by ATMs or POS terminals from bank debit and credit cards or input into our systems by our customers in the registration process for mobile phone recharge services. We capture, transmit, handle and store this sensitive bank card information in performing services for our customers. In addition, our software is designed to permit the operation by our customers of electronic financial transaction networks similar to our network, so our software is used in handling such information. These businesses involve certain inherent security risks and in particular the risk of electronic interception and theft of the information for use in fraudulent card transactions. We have incorporated industry standard encryption technology and processing methodology into our systems and software to maintain high levels of security. Although this technology and methodology mitigates security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

     Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may be found liable. We are insured against various risks, including theft and negligence, but such insurance is subject to deductibles, exclusions and limitations that may leave us bearing some or all of any losses arising from security breaches.

     In addition to electronic fraud issues, theft and vandalism of ATMs presents risks for our ATM business. We install ATMs at sites that are high foot traffic sites and are exposed to theft and vandalism. Vandalism during the year 2001 increased in some of our markets, particularly in Hungary where a series of incidents were attributed to an organized gang that we believe has been apprehended. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

Foreign Exchange Exposure

     In 2001, 32% of our total revenues were generated in Poland and Hungary, as compared to 30% in 2000 and 27% in 1999. The primary cause of this upward trend is continued revenue growth in our Polish operations during 2001. In Hungary, the majority of revenues received are denominated in Hungarian Forints while in Poland, the majority of revenues are denominated in Polish Zlotys. However, most of our foreign currency denominated contracts are linked to either inflation or the retail price index. While a significant portion of our expenditures continue to be denominated in U.S. Dollars, we are working to create higher matching levels between revenues and expenses denominated in local currencies in order to take advantage of the natural currency hedging this would provide.

     We estimate that a further 10% depreciation in foreign exchange rates of the Euro, Hungarian Forint, Polish Zloty and the British Pound Sterling against the U.S. Dollar, would have the combined effect of a $2.9 million decrease in our reported net income. This was estimated using 10% of our net losses after adjusting for unusual impairment and other items including U.S. Dollar denominated or indexed expenses. We acknowledge that this quantitative measure has inherent limitations in that it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

     As a result of the introduction of the Euro on January 1, 2002, and continued European economic convergence, including the increased influence of the Euro, as opposed to the U.S. Dollar, on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the Euro than against the U.S. Dollar. Accordingly, we believe that our Euro denominated debt provides, in the medium to long term, a closer matching of assets and liabilities than would U.S. Dollar denominated debt.

Inflation and Functional Currencies

     In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries' currencies have continued to decline in value against the major currencies of the OECD over this time period. However, due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Further, the majority of all three subsidiaries' revenues are denominated in the local currency. Thus all three subsidiaries use their local currency as the functional currency. The Czech subsidiary changed their functional currency to the respective local currency as of January 1, 1999, and the Hungarian subsidiary changed as of July 1, 1999.

     Germany, France and the United Kingdom have experienced relatively low and stable inflation rates in recent years. Therefore, the local currency in each of these markets is the functional currency. Although Croatia, like Germany and France, has maintained relatively stable inflation and exchange rates, the functional currency of the Croatian company is the U.S. Dollar due to the significant level of U.S. Dollar denominated revenues and expenses. Due to the factors mentioned above, we do not believe that inflation will have a significant effect on results of operations or financial condition. We continually review inflation and the functional currency in each of the countries in which we operate.

Interest Rate Risk

     The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at December 31, 2001 was $32.7 million compared to a carrying value of $38.1 million. A 1% increase from prevailing interest rates at December 31, 2001 would result in a decrease in fair value of notes payable by approximately $1.5 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity (see Note 21 to the Consolidated Financial Statements--Financial Instruments).

First Interest Repayment

     Beginning in 2003 interest payments of approximately EUR 2.8 million ($2.5 million) on our outstanding bond issue will be payable semi-annually on January 1 and July 1, with the final interest payment due on July 1, 2006. Because the bond interest is payable in Euros, foreign currency fluctuations between the U.S. Dollar and the Euro could result in gains or losses which, in turn, could increase or decrease the amount of U.S. Dollar equivalent interest paid on a GAAP basis. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. Dollars, since the source of funds used for payments would already be in Euro or Euro-linked denominations. Throughout 2002, we will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made in U.S. Dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                             EURONET WORLDWIDE, INC.
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                                                     33
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000                                        34
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31,
  2001, 2000 and 1999                                                                                            36
Consolidated Statements of Changes in Stockholders' (Deficit)/Equity for the years ended December
  31, 2001, 2000 and 1999                                                                                        37
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                       39
Notes to Consolidated Financial Statements                                                                       40

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit)/equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.






KPMG Polska S.p. z o.o.

Warsaw, Poland

February 6, 2002

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2001      2000
                                                                                    --------  --------
                                                                                      (in thousands)
Assets
------
Current assets:
  Cash and cash equivalents                                                         $  8,818  $  7,151
  Restricted cash (note 6)                                                             1,877     2,103
  Trade accounts receivable (less allowance for doubtful accounts of $675,000 in
    2001 and $740,000 in 2000, note 17)                                                9,292     9,485
  Costs and estimated earnings in excess of billings on software installation
    contracts (note 8)                                                                   331     1,117
  Prepaid expenses and other current assets (note 7)                                   5,799     3,342
                                                                                    --------  --------

  Total current assets                                                                26,117    23,198

  Property, plant, and equipment (notes 10, 15, 20, 28 and 29):
    Equipment - Automatic teller machines                                             45,465    41,691
    Vehicles and office equipment                                                      2,923     2,451
    Computers and software                                                             9,995     8,628
                                                                                    --------  --------

                                                                                      58,383    52,770
  Less accumulated depreciation and amortization                                     (28,832)  (21,113)
                                                                                    --------  --------

  Net property, plant, and equipment                                                  29,551    31,657

  Goodwill and intangible assets, net (notes 9 and 10)                                 1,975     2,604
  Deposits                                                                                41        45
  Deferred income taxes (note 16)                                                        429       424
  Other assets, net (note 3(h))                                                        3,278     2,962
                                                                                    --------  --------

  Total assets                                                                      $ 61,391  $ 60,890
                                                                                    ========  ========

See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

                      Consolidated Balance Sheets (cont'd)

                                                                                               December 31,
                                                                                          ----------------------
                                                                                             2001        2000
                                                                                          ----------  ----------
                                                                                               (in thousands)
Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
  Trade accounts payable                                                                  $    4,812  $    5,223
  Current installments of obligations under capital leases (note 15)                           4,765       3,466
  Accrued expenses and other current liabilities                                               7,386       6,397
  Advance payments on contracts                                                                2,266       2,155
  Income taxes payable                                                                            90         350
  Short term borrowings                                                                          513           -
  Billings in excess of costs and estimated earnings on software installation
    contracts (note 8)                                                                         1,457       2,875
  Credit facility (note 13)                                                                    2,000           -
                                                                                          ----------  ----------

Total current liabilities                                                                     23,289      20,466

Obligations under capital leases, excluding current installments (note 15)                     7,643       8,034
Notes payable (note 11)                                                                       38,146      77,191
                                                                                          ----------  ----------

Total liabilities                                                                             69,078     105,691
                                                                                          ----------  ----------

Stockholders' deficit:
  Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 22,038,073 shares at December 31, 2001 and 17,814,910 at
    December 31, 2000 (note 12)                                                                  441         356
  Additional paid in capital                                                                 117,940      81,327
  Treasury stock                                                                                (145)       (140)
  Employee loans for stock (note 26)                                                            (463)       (561)
  Subscription receivable                                                                          -         (59)
  Accumulated deficit                                                                       (123,141)   (123,811)
  Restricted reserve (note 5)                                                                    784         784
  Accumulated other comprehensive loss                                                        (3,103)     (2,697)
                                                                                          ----------  ----------

Total stockholders' deficit                                                                   (7,687)    (44,801)
                                                                                          ----------  ----------

Total liabilities and stockholders' deficit                                               $   61,391  $   60,890
                                                                                          ==========  ==========

See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

                                                                                 Year Ended December 31,
                                                                        -----------------------------------------
                                                                            2001          2000           1999
                                                                        ------------  ------------   ------------
                                                                          (in thousands, except per share data)
Revenues:
         ATM network and related revenue                                $     49,129  $     36,913   $     26,503
         Software, maintenance and related revenue                            15,042        15,827         14,969
                                                                        ------------  ------------   ------------

Total revenues                                                                64,171        52,740         41,472

Operating expenses:
         Direct operating costs                                               28,101        24,988         22,830
         Salaries and benefits (note 18)                                      24,874        29,265         24,477
         Selling, general and administrative                                   8,051        11,531         10,725
         Depreciation and amortization                                         9,112        10,384         10,238
         Asset write down (note 10)                                                -        11,968              -
                                                                        ------------  ------------   ------------

         Total operating expenses                                             70,138        88,136         68,270
                                                                        ------------  ------------   ------------

Operating loss                                                                (5,967)      (35,396)       (26,798)

Other income/(expense):
         Interest income                                                         282         1,089          1,950
         Interest expense (note 11)                                           (9,471)      (10,829)       (10,899)
         Foreign exchange gain / (loss), net (note 14)                         5,300        (3,227)        (2,110)
                                                                        ------------  ------------   ------------

                                                                              (3,889)      (12,967)       (11,059)

Loss before income tax and extraordinary item                                 (9,856)      (48,363)       (37,857)

Income tax benefit / (expense) (note 16)                                       2,030        (1,188)         4,746
                                                                        ------------  ------------   ------------

Loss before extraordinary item                                                (7,826)      (49,551)       (33,111)

Extraordinary gain on extinguishment of debt,
         net of applicable income taxes of $1.1 million in 2001,
         $0 in 2000 and $0.6 million in 1999 (note 11)                         8,496             -          2,196
                                                                        ------------  ------------   ------------
Net income / (loss)                                                              670       (49,551)       (30,915)

Other comprehensive income:
         Translation adjustment                                                 (406)         (247)        (2,515)
                                                                        ------------  ------------   ------------

Comprehensive income/(loss)                                             $        264  $    (49,798)  $    (33,430)
                                                                        ============  ============   ============

Loss per share - basic and diluted (note 3(n)):
         Loss before extraordinary item                                        (0.40) $      (3.00)  $      (2.17)
         Extraordinary gain on extinguishment of debt                           0.43             -           0.14
                                                                        ------------  ------------   ------------

         Net income/(loss)                                              $       0.03  $      (3.00)  $      (2.03)
                                                                        ============  ============   ============

Weighted average number of shares outstanding                             19,719,253    16,499,699     15,252,030
                                                                        ============  ============   ============

See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' (Deficit)/Equity

                                                                        Employee    Additional
                                                 No. of      Common     Loans for    Paid in     Treasury
                                                 Shares       Stock       Stock      Capital       Stock
                                               ----------  ----------  ----------   ----------  ----------
                                                            (in thousands, except share data)
Balance December 31, 1998                      15,213,453  $      307  $        -   $   66,413  $       (4)

Share compensation expense (note 18)                    -           -           -          127           -
Stock options exercised (note 18)                 228,503           4           -          331           -
Sale of treasury stock                            100,000           -           -          274           1
Warrants repurchase (note 11)                           -           -                     (176)          -
Employee loans for stock (note 26)                      -           -        (794)           -           -
Translation adjustment                                  -           -           -            -           -
Net loss for 1999                                       -           -           -            -           -
                                               ----------  ----------  ----------   ----------  ----------

Balance December 31, 1999                      15,541,956  $      311  $     (794)  $   66,969  $       (3)

Stock options exercised (note 18)                 390,231           8           -          941           -
Sale of common stock (note 12)                  1,882,723          37           -       13,045           -
Warrants issue (note 12 and 13)                         -           -           -          372           -
Subscriptions                                           -           -           -            -           -
Employee loans for stock (note 26)                      -           -         233            -        (137)
Translation adjustment                                  -           -           -            -           -
Net loss for 2000                                       -           -           -            -           -
                                               ----------  ----------  ----------   ----------  ----------

Balance December 31, 2000                      17,814,910  $      356  $     (561)  $   81,327  $     (140)

Stock options exercised (note 18)                 292,643           6           -        1,446           -
Shares issued for extinguishment of debt        3,343,400          67           -       30,961           -
Private placement of shares                        19,000           1           -          104           -
Warrants exercised                                361,000           7           -        2,112           -
Employee loans for stock (note 26)                      -           -          98            -          (5)
Sale of common stock (note 18)                    207,120           4           -        1,990           -
Other                                                   -           -           -            -           -
Translation adjustment                                  -           -           -            -           -
Net income for 2001                                     -           -           -            -           -
                                               ----------  ----------  ----------   ----------  ----------

Balance December 31, 2001                      22,038,073  $      441  $     (463)  $  117,940  $     (145)
                                               ==========  ==========  ==========   ==========  ==========

See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' (Deficit)/Equity (cont'd)

                                                                                           Accumulated
                                                                                              Other
                                             Subscription    Accumulated    Restricted    Comprehensive
                                              Receivable       Deficit        Reserve     (Loss)/Income     Total
                                            --------------  -------------  ------------  ---------------  ---------
                                                                 (in thousands, except share data)
Balance December 31, 1998                      $     (50)     $ (43,345)     $     784      $      65     $  24,170

Share compensation expense (note 18)                   -              -              -              -           127
Stock options exercised (note 18)                      -              -              -              -           335
Sale of treasury stock                                 -              -              -              -           275
Warrants repurchase (note 11)                          -              -                             -          (176)
Employee loans for stock (note 26)                     -              -              -              -          (794)
Translation adjustment                                 -              -              -         (2,515)       (2,515)
Net loss for 1999                                      -        (30,915)             -              -       (30,915)
                                               ---------      ---------      ---------      ---------     ---------

Balance December 31, 1999                      $     (50)     $ (74,260)     $     784      $  (2,450)    $  (9,493)

Stock options exercised (note 18)                      -              -              -              -           949
Sale of common stock (note 12)                         -              -              -              -        13,082
Warrants issue (note 12 and 13)                        -              -              -              -           372
Subscriptions                                         (9)             -              -              -            (9)
Employee loans for stock (note 26)                     -              -              -              -            96
Translation adjustment                                 -              -              -           (247)         (247)
Net loss for 2000                                      -        (49,551)             -              -       (49,551)
                                               ---------      ---------      ---------      ---------     ---------

Balance December 31, 2000                      $     (59)     $(123,811)     $     784      $  (2,697)    $ (44,801)
                                               =========      =========      =========      =========     =========

Stock options exercised (note 18)                                     -              -              -         1,452
Shares issued for extinguishment of debt               -              -              -              -        31,028
Private placement of shares                            -              -              -              -           105
Warrants exercised                                     -              -              -              -         2,119
Employee loans for stock (note 26)                                    -              -              -            93
Sale of common stock (note 18)                         -              -              -              -         1,994
Other                                                 59              -              -              -            59
Translation adjustment                                 -              -              -           (406)         (406)
Net income for 2001                                    -            670              -              -           670
                                               ---------      ---------      ---------      ---------     ---------

Balance December 31, 2001                      $      (-)     $(123,141)     $     784      $  (3,103)    $  (7,687)
                                               =========      =========      =========      =========     =========

See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                       -----------------------------------------------
                                                                          2001              2000            1999
                                                                       ------------- ---------------- ----------------
                                                                                     (in thousands)
Net cash provided by / (used in) operating activities (note 22)           $     39          $(16,357)         $(20,371)

Cash flows from investing activities:
         Fixed asset purchases                                              (2,756)           (3,428)           (8,685)
         Proceeds from sale of fixed assets                                    566               706             3,742
         Purchase of investment securities                                       -                 -            (5,373)
         Proceeds from maturity of investment securities                         -                 -             7,772
         Investment in subsidiaries, net of cash acquired                        -                 -            (7,316)
         Net (decrease)/increase in loan receivable                              -               (13)               28
                                                                       ------------- ---------------- ----------------
Net cash used in investing activities                                      (2,190)           (2,735)           (9,832)

Cash flows from financing activities:
         Proceeds from the sale and leaseback of fixed assets                1,234                 -               827
         Proceeds from issuance of shares and other
            capital contributions                                            5,608            13,889               610
         Proceeds from issuance of notes payable and warrants                 (845)              378                 -
         Costs to obtain loans                                                   -                 -               (22)
         Repurchase of notes payable and warrants                                -                 -            (5,202)
         Repayment of obligations under capital leases                      (4,756)           (3,677)           (5,660)
         Proceeds from / (repayment of) borrowings                           2,321               192              (300)
         Decrease/(increase) in subscriptions receivable                        59                (9)                -
         Cash repaid by/(loaned to) employees for purchase of
            common stock                                                        98               233              (794)
                                                                       ------------- ---------------- ----------------

Net cash provided by/(used in) financing activities                          3,719            11,006           (10,541)

Effect of exchange differences on cash                                          99               200               167

Net increase/(decrease) in cash and cash equivalents                         1,667            (7,886)          (40,577)

Cash and cash equivalents at beginning of period                             7,151            15,037            55,614
                                                                       ------------- ---------------- ----------------

Cash and cash equivalents at end of period                                $  8,818          $  7,151          $ 15,037
                                                                       ------------- ---------------- ----------------

Supplemental disclosures of cash flow information (note 23):
Interest paid during year                                                 $  2,292          $  2,076          $  1,133
                                                                       ============= ================ ================

Income taxes refunded during year                                         $    894          $      -          $    839
                                                                       ============= ================ ================

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(1)  Organization

     Euronet Worldwide Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Worldwide Inc. succeeded Euronet Holding N.V. as the group holding company.

     Euronet Worldwide Inc. and its subsidiaries (the "Company" or "Euronet") is a provider of electronic financial solutions and transaction processing services to banks, financial institutions, and other companies. Euronet operates an automated teller machine ("ATM") network in Europe and the U.S., which serves banks and retail companies by accepting most international bankcards and proprietary cards issued by member banks. Some of the ATMs also perform certain deposit, sales or advertising functions. Euronet also provides ATM network management outsourcing services to banks or companies with their own networks. Euronet sells integrated software solutions for electronic payment and financial transaction delivery systems worldwide. Its software comprises a suite of products including a core system, Integrated Transaction Management ("ITM"), and compatible modular software for ATM and POS network processing, electronic funds transfer interfaces, electronic funds transfer switch control, credit/debit card management and processing, and corporate cash management and personal financial management access products.

     The subsidiaries of Euronet that are directly or indirectly wholly owned are:

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

     - EFT Processing Services LLC ("Dash"), incorporated in Arkansas, United States of America

     - Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)

     -    Euronet Eft Services Hellas, incorporated in Greece.

     Euronet also has indirect shareholdings in the following companies that are not wholly owned:

     - Euronet Sigma Nusantara, incorporated in Indonesia, of which 80% of the shares are owned by EFT Services Holdings BV.

     - CashNet Telecommunications Egypt SAE ("CashNet"), an Egyptian company limited by shares, of which 10% of the shares are owned by EFT Services Holdings BV. Cashnet was formed on April 11, 2000 with a equity investment of $1,1 million by National Telecommunications Company SAE ("NTC"), to own and/or operate and manage ATM machines and Point of Sale Terminals both for their own account and for the account of customer banks. The Company purchased its 10% investment on May 10, 2001 for $0.1 million from NTC and has an agreement to increase this ownership to 40% through additional equity payments totalling $0.3 million. The Company made payments in this respect of $47,158 on November 26, 2001 and $0.1 million on January 17, 2002 and the transfer of shares is in process. There are required payments of $0.2 million in 2002 for the Company to reach 40% ownership.

(2)  Financial Position and Basis of Preparation

     The Company generated an operating loss of $6.0 million for the twelve months ended December 31, 2001 primarily due to the significant costs associated with the expansion of its ATM network and investment support and research and development in its software. In addition, the Company generated positive cash flows from operations of $0.1 million for the twelve months ended December 31, 2001, as a result of these same factors. Based on the Company's current business plan and financial projections, the Company expects to further improve operating income and net cash provided by operating activities in 2002. In the Processing Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

          The Company has a $4.0 million credit facility under an unsecured revolving credit agreement (see Note 13). As of December 31, 2001, the Company had drawn $2.0 million against such credit agreement. In addition, the Company holds repurchased notes payable with a face value of DEM $154.8 million ($70.1 million) and a fair value at December 31, 2001 of $56.1 million. The Company believes that cash and cash equivalents at December 31, 2001, and the revolving credit agreement described above, and sustained positive cash flows from operations will provide the Company with sufficient cash resources to fulfill its financial and strategic business objectives. The Company will in light of these financial and strategic business objectives continue its policy of assessing opportunities for additional debt and equity financing as they arise.

          In January 2002, the Company concluded two agreements with ALLTEL Information Services, Inc. ("AIS"), a wholly owned subsidiary of ALLTEL Corporation. The first agreement was an Asset Purchase Agreement whereby Dash sold substantially all of its assets to AIS for $6.8 million in cash subject to a working capital adjustment. Of this amount, $650,000 is being held in escrow under the terms of a separate escrow agreement. The second agreement was a Software License Agreement whereby AIS pays license fees of $5 million, with 50% of the fees being paid upon execution of the License Agreement, 40% to be paid six months from the date of the Agreement, and the remaining 10% twelve months from the date of the License Agreement (see note 29).

          In February 2002, the Company entered into subscription agreements for the sale of 625,000 new common shares of the Company. The aggregate amount of proceeds to the Company from the private placement was approximately $12 million (see note 29).

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

     (3)  Summary of Significant Accounting Policies and Practices

          (a)  Principles of consolidation

          The consolidated financial statements include the accounts of Euronet Worldwide Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The company's investments in companies which it does not control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.

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

          (d)  Forward foreign exchange contracts

          Prior to the adoption of SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) on January 1, 2001, forward foreign exchange contracts were recorded at fair values in the consolidated balance sheet in other current assets or other current liabilities with the related gain or loss recognized in the consolidated statement of operations, unless the contracts met certain hedging criteria. A foreign exchange contract was considered a hedge of an identifiable foreign currency commitment if (i) the contract was designated as, and was effective as, a hedge of foreign currency commitment and (ii) the foreign currency commitment was firm.

          In addition, the significant characteristics of expected terms of the anticipated transaction were identified and it was probable that the anticipated transaction would occur. Gains and losses on foreign exchange contracts meeting these hedge accounting criteria were deferred and included in the measurement of the related foreign currency transaction. Losses were not deferred if, however, it was estimated that the deferral would lead to recognition of losses in later periods.

          In 2000, the Company settled all outstanding forward foreign exchange contracts. As of December 31, 2001, and 2000, the Company had not entered into any forward foreign exchange contracts or any other derivative contracts.

          (e)  Property, plant and equipment

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


          The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

          (h)  Other assets

          Other assets include deferred financing costs, investments in affiliates, and capitalized software development costs. Deferred financing costs represent expenses incurred to obtain financing which have been deferred and amortized over the life of the loan using the effective interest method.

          (i)  Investments in affiliates

          Investment in the common stock of EFT Processing services, LLC ("Dash"), a 33 1/3% owned affiliate until wholly acquired on August 13, 1999, was accounted for by the equity method until the date of acquisition. Under this method, the Company's share of net income or loss was reflected in the Company's investment account, and dividends received are treated as a reduction of the investment account. The fair value of the investment in excess of the underlying equity in net assets is amortized over 10 years. The acquisition on August 13, 1999 was accounted for under the purchase method of accounting (see note
          4).

          Substantially all of the assets of Dash were sold in January 2002 (see note 29).

          Investment in the common stock of Cash Net Telecommunications Egypt, a 10% owned affiliate, was made on May 10, 2001 and accounted for using the cost method of accounting. Under this method, the original cost of the investment is reported on the balance sheet. No income or loss from the investment is reflected in other long term assets. Operations commenced in the third quarter of 2001.

          (j)  Income taxes

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

         (k)     Risks and uncertainties

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Significant estimates and assumptions are used to account for software revenue, software development costs, income taxes and impairments of long-lived assets. Because of the use of such estimates inherent in the financial reporting process actual results could differ from those estimates.

         (l)     Revenue recognition

         Euronet recognizes revenue at the point at which the service is performed. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software license agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts is recorded as deferred revenue and is included in current liabilities until such time the above revenue recognition criteria are met (see Note 8).

         (m)     Research and development costs

         The Company applies SFAS 2 and 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 25). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

         Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detail program design. The detail program design must (a) establish that the necessary skills, hardware, and software technology are available to produce the product, (b) be complete and consistent with the product design, and (c) have been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.

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

         (n)      Loss per share

         Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potential common stock (options and warrants outstanding) is antidilutive. Accordingly diluted net loss per share does not assume the exercise of outstanding stock options and warrants.

     (o)     Stock-based compensation

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

     (p)     Reclassifications

     Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

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

     On August 13, 1999, Euronet USA purchased the remaining 66 2/3% interest in Dash for a consideration of $0.8 million payable in 24 equal monthly installments commencing on July 1, 1999. Euronet USA has delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of Dash. As payments are made, the outstanding credit risk exposures related to the letters of credit are reduced proportionately. At December 31, 2001, Euronet USA owns a 100% interest in Dash.

     The acquisition was accounted for as a purchase; accordingly, the results of operations have been included in the accompanying consolidated financial statements since July 1, 1999. The purchase price was allocated to assets acquired of $0.7 million based on their fair values. The excess of the purchase price over the fair value of the net assets acquired of $0.1 million has been recorded as goodwill and is amortized over ten years.

     On January 4, 2002, The Company sold essentially all of the assets of Dash (see Note 29).

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

     The reserve has remained frozen as the laws in Hungary have now changed and no longer require this accounting. However, the change in the law is not retroactive and the historical reserve remains undistributable.

(6)  Restricted Cash

     The restricted cash balances as of December 31, 2001 and 2000, were as follows:

                                           December 31,
                                 --------------------------------
                                     2001                 2000
                                 --------------- ----------------
                                         (in thousands)

     ATM deposits                    $  674                $  710
     Other                            1,203                 1,393
                                 ----------            ----------
                                     $1,877                $2,103
                                 ==========            ==========

     The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover future charges.

(7)  Prepayments

     The prepayments balances as of December 31, 2001 and 2000, were as follows:

                                           December 31,
                                 -----------------------------
                                    2001               2000
                                 ---------------- ------------
                                          (in thousands)

    Prepayments                      $4,399             $3,342
    Non trade receivable              1,400                  -
                                 ----------         ----------
                                     $5,799             $3,342
                                 ==========         ==========

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

     The software installation contracts in progress consist of the following:

                                           December 31,
                                 --------------------------------
                                     2001                 2000
                                 --------------- ----------------
                                         (in thousands)

     Costs and estimated earnings
     on software installation       $ 8,746              $ 11,911
       contracts
     Less billings to date           (9,872)              (13,669)
                                 ----------            ----------
                                    $(1,126)             $ (1,758)
                                 ==========            ==========

Components are included in the accompanying consolidated balance sheets under the following captions:

                                                                                        December 31,
                                                                                -----------------------------
                                                                                     2001            2000
                                                                                ---------------- ------------
                                                                                         (in thousands)
       Costs and estimated earnings in excess of billings on
       software installation contracts                                              $   331           $ 1,117
       Billings in excess of costs and estimated earnings on
       software installation contracts                                               (1,457)           (2,875)
                                                                                -----------        ----------
                                                                                    $(1,126)          $(1,758)
                                                                                ===========        ==========

(9)    Goodwill and Intangibles Assets

       Goodwill and Intangible assets are carried at amortized cost and consist of the following:

                                                                                        December 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 --------------- ------------
                                                                                         (in thousands)
       Goodwill                                                                       $2,973           $2,973
       Less accumulated amortization                                                    (998)            (369)
                                                                                 -----------       ----------
       Total                                                                          $1,975           $2,604
                                                                                 ===========       ==========

       See Note 10 for details of the write down of goodwill and intangible assets in 2000.

(10)   Asset Write Down

       During the third quarter of 2000, the Company reduced the carrying value of certain assets in accordance with SFAS No. 121. The asset write-downs totaled $12.0 million, of which $11.2 million related to goodwill and other identifiable intangible assets associated with the Company's acquisition of Arkansas Systems, Inc. ("Euronet USA") in December 1998. The remaining $0.8 million write down related to the Company's ATM hardware inventory acquired associated with the Company's acquisition of the SBK ATM network in Germany and the Budapest Bank ATM network in Hungary.

       As a result of the Company's inability to achieve operating improvements, including software license and service orders for Euronet USA's traditional core product (ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through 2000. The Company calculated the expected cash flows of the Company's Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in 2000, the Company recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Euronet USA. The Company considers the rapidly changing business environment surrounding electronic transaction payment systems software to be a primary indicator of any potential impairment of goodwill and other identifiable intangible assets related to the Company's Software Solutions Segment. The Company is in the process of repositioning Euronet USA in the market through development and release of a new set of products that leverage Euronet USA's traditional core product lines, including a new, platform independent Java based transaction processing software package with wireless banking and messaging modules and a set of mobile phone prepaid recharge solutions. It has become apparent, based on market reaction to these new products, that these new products and solutions rather than Euronet USA's traditional ITM solution will be the primary source of software solutions revenues in the future.

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

         The asset write-down was disclosed as a separate operating expense item in the Company's Consolidated Statements of Operations and Comprehensive Loss.

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

         Pursuant to the Company's indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens;
         (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Euronet notes upon a change of control;
         (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants at December 31, 2001.

         During 2001, in sixteen separate transactions, the Company exchanged 97,700 units (principal amount of DEM 97.7 million) of its Senior Discount Notes and 293,100 warrants for 3,238,650 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $8.2 million (net of applicable income tax expense of $0.6 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($39.0 million) and the fair market value of the common stock issued ($29.3 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.9 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Act

         During 2001, in a single transaction, the Company exchanged 8,750 Senior Discount Notes (principal face amount of DEM 8.75 million) of its Senior Discount Notes for two new Senior discount notes having an aggregate face amount of $2.9 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.2 million (net of applicable income tax expense of $0.5 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

         During 2001, in a single transaction, the Company exchanged bonds with face amount $2.1 million of its Senior Discount Notes for 104,750 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.1 million (net of applicable income tax expense of $0.1 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($2.0 million) and the fair market value of the common stock issued ($1.7 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

         During 1999, the Company repurchased notes with a face value of DM 22.0 million and 65,850 warrants for a total purchase price of $5.2 million. This repurchase was accounted for as an extinguishment of debt with a resulting $2.2 million (net of applicable income tax expense of $0.6 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt extinguished ($8.1 million) and the consideration paid ($5.0 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.3 million). Of the total purchase price of $5.2 million, $0.2 million was allocated to the warrants based on their fair market value at the time of purchase and recorded as an adjustment to additional paid-in capital.

         The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired. The Company will consider additional repurchases of its Senior Discount Notes if opportunities arise to complete such transactions on favorable terms.

         The following table provides the composition of notes payable at December 31, 2001 and 2000:

                                                         December 31,
                                                --------------------------------
                                                    2001              2000
                                                --------------    --------------
                                                         (in thousands)

         Principal amount                             $40,885          $ 93,819
         Unamortized discount                          (2,739)          (16,628)
                                               --------------    --------------
         Carrying balance                             $38,146          $ 77,191
                                               ==============    ==============

         The effective interest rate relating to the aforementioned notes payable was 13.06% for 2001 and 13.09% for the years ended 2000 and 1999. The interest expense was approximately $6.8 million, $8.8 million and $9.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         In April 2000, the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new common shares of the Company. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant the exemption provided in Regulation S of the Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet common stock at a weighted average exercise price of $12.50. The warrants issued under this agreement expired in 2001.

         In February 2000, the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents 90% of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of common stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Euronet common stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement. The warrants issued under this agreement expired in 2001.

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

         A commitment fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on NASDAQ for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000, 50,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, June 28, 2001, and November 27, 2001, respectively, for the subsequent extensions of the facility. Warrants are issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn.

         As of December 31, 2001, the Company has drawn $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10 percent per annum, payable quarterly. Repayment of the principal is due on June 28, 2002. The Credit Agreement was not renewed in December 2001.

         In 2001, two participants in the revolving credit agreement, in three separate transactions, elected to exercise a total of 361,000 warrants for an equal number of shares. The total amount of cash received from these transactions was $2.1 million.

(14)     Forward Foreign Exchange Contracts

         On May 26, 1999, the Company entered into foreign currency call options with Merrill Lynch to purchase Euro 79.3 million for $85.9 million and foreign currency put options to sell $83.6 million for Euro 79.3 million on May 26, 2000 (the "Settlement Date"). Under such contracts, the Company would be required to make a cash payment to Merrill Lynch on May 31, 2000, should the Euro weaken against the U.S. Dollar and fall below $1.055 (the "Floor Rate") on the Settlement Date. At the same time, should the Euro strengthen against the U.S. dollar and rise above $1.0835 to the Euro (the "Ceiling Rate") the Company would receive a cash payment from Merrill Lynch depending upon the Euro/Dollar exchange rate on such Settlement Date.

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

         On May 26, 2000, the rate of the Euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. At December 31, 2001 and 2000, the Company had not entered into any option or other formal foreign exchange contracts.

(15)     Leases

         (a)  Capital leases

         The Company leases many of its ATMs under capital lease agreements that expire between 2002 and 2007 and bear interest at rates between 8% and 12%. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.

         The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

                                                         December 31,
                                              ----------------------------------
                                                   2001               2000
                                              --------------     ---------------
                                                        (in thousands)

         ATMs                                        $17,642            $13,924
         Other                                         1,045                366
                                              --------------     --------------
                                                      18,687             14,290
         Less accumulated amortization                (3,201)            (3,429)
                                              --------------     --------------
         Net book value                              $15,486            $10,861
                                              ==============     ==============

         Depreciation of assets held under capital leases amounted to $2.1 million, $2.0 million, and $2.1 million for the years ended December 31, 2001, 2000, and 1999, respectively, and is included in depreciation and amortization expense.

         (b)  Operating leases

         The Company also has noncancelable operating rental leases for office space which expire over the next 2 to 8 years. Rent expense under these leases amounted to $1.6 million, $1.4 million, and $2.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         (c)      Future minimum lease payments

         Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are:

                                                                                --------------------------------
                                                                                   Capital           Operating
                                                                                   Leases              Leases
                                                                                -------------       ------------
                                                                                           (in thousands)
         Year ending December 31,

         2002                                                                       $  6,080            $ 1,437
         2003                                                                          4,145              1,042
         2004                                                                          3,039                763
         2005                                                                            917                638
         2006                                                                            268                595
         2007 and thereafter                                                              51              1,039
                                                                                ------------        -----------
         Total minimum lease payments                                               $ 14,500            $ 5,514
                                                                                ============        ===========

         Less amounts representing interest                                           (2,092)
                                                                                ------------

         Present value of net minimum capital lease payments                          12,408

         Less current installments of obligations under capital
         leases                                                                       (4,765)
                                                                                ------------


         Long term capital lease obligations                                         $ 7,643
                                                                                ============


(16)     Taxes

         The sources of income/(loss) before income taxes are presented as follows:

                                                                         Year Ended December 31,
                                                           --------------------------------------------------
                                                               2001               2000               1999
                                                           ------------     ---------------     -------------
                                                                             (in thousands)
         United States                                      $ (2,154)          $ (30,227)         $ (19,866)
         Netherlands Antilles                                      -                   -                 77
         Europe                                               (7,702)            (18,136)           (18,068)
                                                            ---------            --------           --------

         Loss before income tax and extraordinary item      $ (9,856)          $ (48,363)         $ (37,857)
                                                            =========          ==========         ==========


         Total income tax benefit/(expense) for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                              2001                2000               1999
                                                           ------------     ---------------     -------------
                                                                            (in thousands)
         Loss from continuing operations                     $ 2,030           $ (1,188)            $ 4,746
         Extraordinary item                                   (1,181)                 -                (564)
                                                             -------          ---------            --------
                                                               $ 849           $ (1,188)            $ 4,182
                                                             =======          =========            ========

       The income tax benefit/(expense) from operations consisted of the following:

                                                                        Year Ended December 31,
                                                          ---------------------------------------------------
                                                              2001                2000               1999
                                                          ------------        -------------        ----------
                                                                            (in thousands)
       Current tax benefit/(expense):
           U.S. Federal                                       $ 2,154           $    (838)            $ 1,828
           Europe                                                (124)               (350)                  -
                                                             --------            --------             -------
       Total current                                            2,030              (1,188)              1,828
                                                             ========            ========             =======

       Deferred tax benefit/(expense)/:
           U.S. Federal                                             -                   -               2,354
           Europe                                                   -                   -                   -
                                                             --------            --------             -------
       Total deferred                                               -                   -               2,354
                                                             --------            --------             -------

       Total tax benefit/(expense)                            $ 2,030           $  (1,188)            $ 4,182
                                                             ========           =========             =======


                                                                          Year Ended December 31,
                                                          ---------------------------------------------------
                                                              2001               2000                1999
                                                          ------------        -------------        ----------
                                                                            (in thousands)
       Income tax benefit at statutory rates                 $  3,351           $  16,443            $ 11,933
       Permanent differences                                     (446)               (186)              1,078
       Tax rate differences                                      (795)             (1,757)               (938)
       Adjustment to deferred tax asset for enacted
            changes in tax rates                                 (293)             (1,909)               (443)
       Correction of prior year deferred taxes                  1,110                (716)             (1,700)
       Tax refund received                                        973                   -                   -
       Other                                                     (166)             (2,115)                176
       Change in valuation allowance                           (1,704)            (10,948)             (5,360)
                                                             --------           ----------           --------
       Actual income tax benefit/(expense)                   $  2,030           $  (1,188)           $  4,746
                                                             ========           ==========           ========

       The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                                  Year Ended December 31,
                                                                                ----------------------------
                                                                                  2001               2000
                                                                                ----------        ----------
                                                                                      (in thousands)
       Deferred tax assets:
           Tax loss carryforwards                                                $ 18,729           $ 14,325
           Stock compensation expense                                               1,130              1,130
           Unrealized exchange rate differences                                     2,457              4,614
           Interest expense                                                         3,081              7,164
           Accrued expenses                                                         2,238              1,548
           Billings in excess of earnings                                             565              1,108
           Other                                                                    3,512              2,145
                                                                                    -----              -----
       Total deferred tax assets                                                   31,712             32,034
           Valuation allowance                                                    (30,285)           (30,689)
                                                                                 --------           --------
       Net deferred tax assets                                                      1,427              1,345
                                                                                 --------           --------

       Deferred tax liabilities:
           Property and equipment                                                       -                 26
           Capitalized research and development costs                                 920                515
           Earnings in excess of billings                                              78                380
                                                                                 --------           --------
       Total deferred tax liabilities                                                 998                921
                                                                                 --------           --------

       Net deferred tax assets / liabilities                                     $    429           $    424
                                                                                 ========           ========

       The valuation allowance for deferred tax assets as of January 1, 2001, 2000 and 1999 was $30.6 million, $19.7 million and $14.3 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2001 was a decrease of $0.4 million and for the years ended December 31, 2000, and 1999 were increases of $10.9 million and $5.4 million, respectively.

       The valuation allowance relates in part to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 31, 2001, 2000 and 1999 of $65.6 million, $46.9 million and $45.0 million, respectively.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At December 31, 2001 the Company has net operating loss carry forwards of approximately $65.6 million which will expire as follows:

                   Year Ended December 31,                 In thousands
                ---------------------------        -----------------------------

                             2002                               1,910
                             2003                               7,928
                             2004                               9,671
                             2005                               7,022
                             2006                               7,718
                             2007                                 624
                     2008 and thereafter                       30,776
                                                               ------
                            Total                             $65,649
                                                              =======

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated to income taxes in the consolidated statements of operations, except for $ 1.1 million, which will be allocated to additional paid in capital.

(17)     Valuation and Qualifying Accounts



                                                                    Additions
                                                  Balance at       charged to          Amounts
                                                  January 1          expense         written off      December 31
                                                --------------  ----------------  -----------------   -----------
                                                                         (in thousands)
             1999
             Allowance for doubtful accounts              $291              $ 90               $  -          $381
             2000
             Allowance for doubtful accounts              $381              $408               $ 49          $740
             2001
             Allowance for doubtful accounts              $740              $717               $782          $675

(18)     Stock Plans

         (a)      Employee stock option plans

         The Company has established a share compensation plan that provides certain employees options to purchase shares of its common stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. At December 31, 2001, the Company has authorized options for the purchase of 6,463,991 shares of common shares, of which 6,416,416 have been awarded to employees and 2,594,744 remain unexercised.

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

         Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2001 1,412,756 milestone options remain unexercised.

      Share option activity during the periods indicated is as follows:

                                                                                Number of
                                                                             Weighted-Average
                                                                                  Shares                  Exercise Price
                                                                           -------------------          -------------------
           Balance at December 31, 1998 (2,174,412 shares exercisable)               3,622,591                       $ 3.46
                                                                           ===================          ===================
             Granted                                                                 1,140,830                         5.02
             Exercised                                                                (228,503)                        1.46
             Forfeited                                                                (233,194)                        5.09

           Balance at December 31, 1999 (2,379,729 shares exercisable)               4,301,724                       $ 3.87
                                                                           ===================          ===================
             Granted                                                                 1,237,000                         7.24
             Exercised                                                                (390,231)                        2.43
             Forfeited                                                                (563,985)                        6.00

           Balance at December 31, 2000 (2,441,928 shares exercisable)               4,584,508                       $ 4.65
                                                                           ===================          ===================
             Granted                                                                 1,321,968                         8.32
             Exercised                                                                (292,643)                        4.41
             Forfeited                                                                (693,698)                        6.35

           Balance at December 31, 2001 (2,594,744 shares exercisable)               4,920,135                       $ 5.41
                                                                           ===================          ===================

      At December 31, 2001, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:


                                             Weighted-Average
                           Outstanding          Remaining
      Range of             Shares as of     Contractual Life        Weighted-Average       Number          Weighted-Average
  Exercise Prices          Dec 31, 2001           (Years)           Exercise Price       Exercisable        Exercise Price
---------------- ---    ----------------    ----------------       -----------------  -----------------     ---------------
         0.00 - 1.64             347,586                 2.6              $   0.7634            347,586            $ 0.7634
         1.65 - 3.28           1,518,834                 5.2              $   2.1670          1,503,099            $ 2.1558
         3.28 - 4.92              20,700                 6.7              $   3.5136             11,820            $ 3.4952
         4.92 - 6.56           1,659,396                 8.1              $   5.6218            435,561            $ 5.5503
         6.56 - 8.20             799,500                 8.3              $   7.1621            145,681            $ 7.1441
         8.20 - 9.84              57,000                 8.3              $   8.4375             11,400            $ 8.4375
        9.84 - 11.48              49,214                 5.6              $  10.6738             38,370            $10.6914
       11.48 - 13.12             125,859                 8.4              $  12.3276             32,283            $11.5809
       13.12 - 14.76              85,496                 5.3              $  13.9400             68,394            $13.9400
       14.76 - 16.40             256,550                 9.9              $  16.4000                550            $16.4000
                        ----------------    ----------------       -----------------  -----------------     ---------------

                               4,920,135                 6.9              $   5.4147          2,594,744            $ 3.4100


         The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date. For options granted prior to the initial public offering, the fair value was determined by taking into consideration the per share price at which the most recent sale of equity securities was made by Euronet to investors. For options granted after the initial public offering, the fair value is determined by the market price of the share at the date of grant. However, in contemplation of the initial public offering in March 1997, compensation expense was recognized in 1996 relating to all options granted during the fourth quarter of 1996. Such compensation expense was calculated as the excess of the fair market value of the underlying shares (determined as $4.22, which is the cash price per share at which GE Capital subscribed for preferred shares of Euronet in February 1997) over the exercise price of $2.14 per share. Euronet recorded $4,172,000 of compensation expense in the 1997 consolidated financial statements and an additional compensation expense of $343,000 with respect to these options was recognized over the remaining vesting period of such options. Of this amount, $0, $0 and $127,000 have been expensed in the years ended December 31, 2001, 2000 and 1999, respectively.

         (b)      Employee stock purchase plans

         The Company has established a qualified Employee Stock Purchase Plan (the "ESPP") the terms of which allow for qualified employees (as defined by the ESPP) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company issued 174,570 shares of common stock during 2001 pursuant to the ESPP at an average price per share of $9.12.

         The following table provides the fair value of options granted and shares granted under the employee stock purchase plan during 2001, 2000 and 1999 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

                                                                          Year ended December 31,
                                                            ---------------------------------------------------------
                                                                 2001                 2000                 1999
                                                            ----------------    ------------------    ---------------
           Expected volatility                                         62.7%                 82.0%               100%
           Average risk-free rate                                      5.63%                 7.21%              6.61%
           Average expected lives                                    5 years               5 years            5 years
           Weighted-average fair value (per share)                     $4.59                 $5.10              $5.02

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options and shares granted under the employee stock purchase plan under SFAS No. 123, Euronet's net income/(loss) and net income/(loss) per share would have been the amounts indicated below:

                                                                          Year ended December 31,
                                                            ---------------------------------------------------------
                                                                 2001                 2000                 1999
                                                            ----------------    ------------------    ---------------
                                                                   (in thousands, except per share data)

            Net income / (loss) as reported                         $   670              $(49,551)          $(30,915)
            Net loss-pro forma                                      $(3,103)             $(52,606)          $(33,355)
            Income / (loss) per share as reported                   $  0.03              $  (3.00)          $  (2.03)
            Loss per share pro forma                                 ($0.16)             $  (2.99)          $  (2.13)


         Pro forma impact reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(19)     Employee Benefit Plans

         The Company has established a Profit Sharing and 401(k) plan for all employees who have completed six months of service and are not otherwise covered by a retirement benefit plan (national or private) outside of the US. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the Plan through payroll deductions. The Company's matching contributions to the plan are made in stock and are discretionary and are determined each year by the Board of Directors. The employee's vested percentage regarding the employer's contribution varies according to years of service. The Company's contribution accrual to the Plan for the years ended December 31, 2001, 2000 and 1999 was $0.3 million, $0.2 million and $0.2 million respectively. The Company maintains a health insurance program, which covers all regular full-time and regular part-time employees at no charge to the employee. Coverage for eligible family members is available through employee contributions.

(20)     Business Segment Information

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

         As the Processing Services Segment continued to grow throughout 1999, the Company's management began to divide the internal organization of the segment into Sub-segments. Accordingly, beginning in January 2000, the Company divided the Processing services Segment into three Sub-segments: "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment" (including Germany, France, and the United Kingdom) and "Other Operations Sub-segment" (including the United States and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting. The Company is unable to present Processing services Segment assets by Sub-segment as of December 31, 1999. Prior to January 1, 2000, certain assets that were used to provide support services to the Company as a whole were included in the assets in the balance sheet of the Company's wholly owned Hungarian subsidiary, Bank Tech. In order to segregate corporate assets from those of the Hungarian operations, these assets were transferred as of December 31, 1999, from Bank Tech to an existing Hungarian shell company, Administrative Services. Those assets are now shown under the Other Operations Sub-segment.

         The following tables present the segment results of the Company's operations for the years ended December 31, 2001, 2000 and 1999.

                                              Processing Services
         (In thousands)
         For the year ended     Central       Western                                   Software      Corporate
         December 31, 2001      Europe        Europe         Other         Total        Solutions     Services       Total
         ---------------------- ---------      --------      --------      --------     ---------     ---------    --------
         Total revenues          $ 25,236      $ 21,595      $  2,298      $ 49,129      $ 15,222      $      -      $ 64,351
         Total operating
          expenses                (23,625)      (20,105)       (2,971)      (46,701)      (17,096)       (6,521)      (70,318)
                                ---------      --------      --------      --------      --------     ---------      --------

         Operating income/(loss)    1,611         1,490          (673)        2,428        (1,874)       (6,521)       (5,967)
         Interest income               81            51            10           142            36           104           282
         Interest expense            (977)         (344)          (25)       (1,346)            -        (8,125)       (9,471)
         Foreign exchange
          gain/(loss), net            237          (216)          545           566           (26)        4,760         5,300
                                ---------      --------      --------      --------      --------      --------      --------
         Net income/(loss)
          before income taxes    $    952      $    981      $   (143)     $  1,790      $ (1,864)     $ (9,782)     $ (9,856)
                                =========      ========      ========      ========      ========     =========      ========


         Segment assets          $ 25,548      $ 17,561      $  4,150      $ 47,259      $  8,409      $  5,723      $ 61,391
         Fixed assets              14,956        12,178         1,116        28,250         1,243            58        29,551
         Depreciation and
              amortization          3,969         3,202         1,051         8,222           744           146         9,112

                                         Processing Services
 (In thousands)
 For the year ended        Central       Western                             Software     Corporate
 December 31, 2000         Europe        Europe       Other        Total     Solutions    Services       Total
 ---------------------    ---------    ---------    ---------    ---------  -----------   ----------    ----------
Total revenues               $ 18,599     $ 16,615     $  1,700     $ 36,914     $ 16,006     $      -     $ 52,920
Total operating expenses      (21,669)     (18,901)      (2,409)     (42,979)     (37,475)      (7,862)     (88,316)
                             --------     --------     --------     --------     --------     --------     --------

Operating loss                 (3,070)      (2,286)        (709)      (6,065)     (21,469)      (7,862)     (35,396)
Interest income                   289           65          190          544          103          442        1,089
Interest expense               (1,016)        (168)        (150)      (1,334)           -       (9,495)     (10,829)
Foreign exchange
     (loss)/gain, net            (616)        (494)        (155)      (1,265)           1       (1,963)      (3,227)
                             --------     --------     --------     --------    ---------     --------     --------

Net loss
     before income taxes     $ (4,413)    $ (2,883)    $   (824)    $ (8,120)    $(21,365)    $(18,878)    $(48,363)
                             ========     ========     ========     ========     ========     ========     ========



Segment assets               $ 25,697     $ 16,755     $  3,652     $ 46,104     $  9,433     $  5,353     $ 60,890
Fixed assets                   17,145       11,707        1,682       30,534          968          155       31,657
Depreciation and
     amortization               3,977        2,884        1,100        7,961        2,215          208       10,384
Asset write down                  668          110            -          778       11,190            -       11,968

                                          Processing Services
 (In thousands)
 For the year ended        Central        Western                               Software      Corporate
 December 31, 1999         Europe         Europe         Other        Total     Solutions     Services       Total
 --------------------      ---------      ---------    ---------    ---------   ----------    ---------    ----------
Total revenues               $ 12,664     $ 12,637     $  1,202     $ 26,503     $ 15,149     $      -     $ 41,652
Total operating expenses      (20,683)     (16,477)      (2,250)     (39,410)     (22,290)      (6,750)     (68,450)
                             --------     --------     --------     --------    ---------     --------     --------

Operating loss                 (8,019)      (3,840)      (1,048)     (12,907)      (7,141)      (6,750)     (26,798)
Interest income                   448           16          103          567          148        1,235        1,950
Interest expense                 (981)        (101)         (51)      (1,133)           -       (9,766)     (10,899)
Foreign exchange
     (loss)/gain, net            (399)         (19)        (146)        (564)           2       (1,548)      (2,110)
                             --------     --------     --------     --------    ---------     --------     --------

Net loss
     before income taxes     $ (8,951)    $ (3,944)    $ (1,142)    $(14,037)    $ (6,991)    $(16,829)    $(37,857)
                             ========     ========     ========     ========    =========     ========     ========


Segment assets                    n/a          n/a          n/a     $ 56,658     $ 21,527     $ 18,659     $ 96,844
Fixed assets                      n/a          n/a          n/a       35,438        1,113          142       36,693
Depreciation and
     amortization                 n/a          n/a          n/a        7,410        2,683          145       10,238

The following is a reconciliation of the segment information to the consolidated financial statements.

                                                                            Year end December 31,
                                                            -------------------------------------------------------
                                                                   2001                 2000                 1999
                                                            --------------------  ----------------  ---------------
                                                                               (in thousands)
Revenues:
---------
Total revenues for reportable segments                             $64,351                $52,920          $41,652
Elimination of inter-segment revenues                                 (180)                  (180)            (180)
                                                            --------------         -------------     -------------

Total consolidated revenues                                        $64,171                $52,740          $41,472
                                                            ==============        ===============   ==============

Operating expenses:
-------------------

Total operating expenses for reportable segments                   $70,318                $88,316          $68,450

Elimination of inter-segment expenses                                 (180)                  (180)            (180)
                                                            --------------        ---------------   --------------

                                                                   $70,138                $88,136          $68,270
                                                            ==============        ===============   ==============

Total revenues and long-lived assets for the years ended December 31, 2001, 2000 and 1999 for the Company analyzed by geographical location is as follows:

                                         Total Revenues                                Long-lived Assets
                                      Year ended December 31,                             December 31,
                      ------------------------------------------------------  -------------------------------------
   (in thousands)         2001                2000               1999                2001               2000
                      ---------------  ------------------  -----------------  ------------------  -----------------
United States                 $17,516             $17,442            $16,172             $ 1,274            $   984
Germany                        10,492               9,984             11,160               3,705              4,800
Hungary                         8,323               6,524              5,606               4,306              5,878
UK                             10,210               5,535              1,199               7,688              4,902
Poland                         12,309               9,147              5,798               9,275              9,824
Other                           5,321               4,108              1,537               3,303              5,269
                      ---------------   -----------------   ----------------   -----------------   ----------------

Total                         $64,171             $52,740            $41,472             $29,551            $31,657
                      ===============   =================   ================   =================   ================

         Total revenues are attributed to countries based on location of customer for the Processing Services Segment. For revenues generated by the Euronet USA software solutions segment, all revenues are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

(21)     Financial Instruments

         Most of Euronet's financial instruments (cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other current liabilities, advance payments on contracts, billings in excess of costs and estimated earnings on software installation contracts, costs and estimated earnings in excess of billings on software installation contracts) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. The fair value of notes payable was determined based on quoted market prices for the same issue and amounted to $32.7 million (carrying value of $38.1 million) at December 31, 2001 and $37.5 million (carrying value of $77.2 million) at December 31, 2000.

(22) Reconciliation of Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities

         The reconciliation of net income/(loss) to net cash provided by/(used in) operating activities for the years ended December 31, 2001, 2000, and 1999 follows.


                                                                                      Year Ended December 31,
                                                                              -----------------------------------------
                                                                                 2001           2000           1999
                                                                              ---------      ----------     -----------
                                                                                       (in thousands)
Net income / (loss)                                                             $   670       $(49,551)      $(30,915)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share compensation expense                                                            -              -            127
Depreciation and amortization                                                     9,112         10,383         10,238
Asset write downs                                                                     -         11,968              -
Unrealized foreign exchange losses                                               (4,596)        (4,261)        (8,294)
Loss/(gain) on disposal of fixed assets                                             102          2,182           (715)
Amortization of deferred financing costs                                           (116)           232            269
Accretion of discount on notes payable                                            6,813          8,753          9,506
Extraordinary gain on extinguishment of debt                                     (8,496)             -         (2,196)
Tax effect of  extraordinary gain on extinguishment of debt                      (1,181)             -           (564)
Decrease/(increase) in deferred income tax                                            -             36         (2,797)
(Decrease)/increase in income tax payable, net                                     (849)           818         (2,667)
Decrease/(increase) in restricted cash                                              222          9,755          2,043
Decrease/(increase) in trade accounts receivable                                    194         (1,597)        (2,028)
Decrease/(increase) in costs and estimated earnings in excess of
  billings on software installation contracts                                       786           (450)            78
(Increase)/decrease in prepaid expenses and other current assets                 (2,111)          (457)           184
Decrease in deposits for ATM leases                                                   -          1,310            802
(Decrease)/increase in trade accounts payable                                      (192)          (432)         1,119
Increase/(decrease) in advance payments on contracts                              1,018            834            350
Increase/(decrease) in accrued expenses and other liabilities                        80         (5,725)         3,049
(Decrease)/increase in billings in excess of costs and estimated
  earnings on software installation costs                                        (1,417)          (155)         2,040
                                                                             ----------      ----------     ----------
Net cash provided by / (used in) operating activities                           $    39       $(16,357)      $(20,371)
                                                                             ==========      ==========     ==========

(23)     Non-cash Financing and Investing Activities

         Capital lease obligations of $5.7 million, $5.1 million and $5.2 million during the years ended December 31, 2001, 2000 and 1999, respectively, were incurred when the Company entered into leases primarily for new automated teller machines.

         During the years ended December 31, 2001, 2000 and 1999, the Company issued warrants to purchase common stock totaling $0.9 million, $0.4 million, and nil, respectively.

         During 2001 there were various non cash extinguishments of the 12 3/8% Senior Discount Notes (see Note 11).

(24)     Concentrations of Business and Credit Risk

         Euronet is subject to concentrations of business and credit risk. Euronet's financial instruments mainly include trade accounts receivables and cash and cash equivalents. Euronet's customer base, although limited, includes the most significant international card organizations and certain banks in the markets in which it operates. Therefore, the Company's operations are directly affected by the financial condition of those entities.

         Cash and cash equivalents are placed with high credit quality financial institutions or in short-term duration, high quality debt securities. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures which monitor credit worthiness of customers and financial institutions.

(25)     Research and Development

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

         The Company's research and development costs incurred for computer products to be sold, leased or otherwise marketed totaled $5.0 million, $6.7 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, $2.3 million was capitalized and appears on the Company's balance sheet in other long term assets, net of accumulated amortization of $0.6 million. As of 2000 and 1999, $1.0 million and $0.3 million was capitalized, net of accumulated amortization of $0.1 million and $0.1 million, respectively. Related amortization expense of capitalized software costs amounted to $0.5 million, $0.1 million and $0.1 million for the years 2001, 2000, and 1999, respectively. During 2000, approximately $0.3 million of previous capitalized costs were written down to reflect estimated net realizable value.

(26)     Employee Loans for Common Stock Program

         In October 1999 the Company's Board of Directors approved and implemented a Loan Agreement Program ("Program") for certain employees under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company's stock on the open market. The shares are pledged to the Company to secure the loans. As of December 31, 2001, 137,851 shares are held by the Company as collateral for the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20 percent of the shares for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non- recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders' deficit. In the event that any one of the employees defaults on the terms of the loans, or leaves the Company prior to vesting, the shares received by the Company or the unvested shares will be recorded as treasury stock.

(27)     Sale of Croatian Network

         On November 19, 1999, the Company completed the sale of its Croatian ATM network to Raiffeisenbank Austria, d.d., a Croatian financial institution ("RBA"), for consideration of $2.7 million. The carrying value of the Croatian assets was $2.0 million, resulting in a gain to the Company of $0.7 million, recorded as an offset to operating costs. Subsequent to the sale of the network assets, the Company and RBA entered into an ATM services agreement whereby the Company will provide ATM management and other related services to RBA for an initial term of 15 years.

(28)     Commitments and Contingencies

         As of December 31, 2001, the Company has caused the issuance of a performance bond on its behalf and has collateralized the obligation under the performance bond to the extent of $0.4 million. The collateral consists of certain assets in the UK.

         The company has commitments to make capital contributions to Cash Net Telecommunications Egypt, of $0.2 million.

(29)     Subsequent Events

         In January 2002, the Company entered into an Asset Purchase Agreement with ALLTEL Information Services, Inc. ("AIS"), a wholly owned subsidiary of ALLTEL Corporation, whereby Dash sold substantially all of its assets to AIS for $6.8 million, in cash, subject to a working capital adjustment. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to provide for the payment of any damages that might arise from any breach of the representations and warranties contained in the Asset Purchase Agreement and certain post-closing adjustments. Dash, Euronet USA and AIS are parties to the Asset Purchase Agreement. The Company expects to record a gain of approximately $5.9 million related to this transaction.

         In January 2002, the Company entered into a Software License Agreement (the "License Agreement") whereby Euronet USA granted AIS a nonexclusive license to use, distribute and develop versions 1.5 and
         2.2 of Euronet USA's GoldNet ITM ATM Network Processing Software ("GoldNet Software"). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. Under the terms of the License Agreement, AIS has agreed to pay license fees of $5 million. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former Dash customers or new AIS network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company expects to recognize approximately 70% - 80% of the fees in Revenues during 2002 with the remaining to be recognized in 2003.

         In February 2002, the Company entered into subscription agreements for the sale of 625,000 new common shares of the Company. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was approximately $12 million.

(30)     Related Party Transactions

         In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but were extended for a second six month period. The loans are unsecured. Amounts advanced bear interest of 10% per annum. In
         January 2002, the loan and related interest was paid off in full.

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

         For the year ended December 31, 2001, the Company recorded $0.3 million in revenue related to CashNet with respect to a data processing and technical services agreement.

Selected Quarterly Data (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                            First Quarter       Second Quarter      Third Quarter      Fourth Quarter
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001                                  (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Net revenues                                 $  14,823           $  15,939            $ 15,681           $ 17,728
------------------------------------------------------------------------------------------------------------------------
Operating (loss) / income                       (3,648)             (1,630)               (938)               249
------------------------------------------------------------------------------------------------------------------------
Net (loss) / income before                      (1,841)              1,123              (7,505)               397
extraordinary items
------------------------------------------------------------------------------------------------------------------------
Net (loss) / income per common share before extraordinary items
------------------------------------------------------------------------------------------------------------------------
Basic                                        $   (0.13)          $    0.06            $  (0.37)          $   0.02
------------------------------------------------------------------------------------------------------------------------
Diluted                                      $   (0.13)          $    0.05            $  (0.37)          $   0.02
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000                                  (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Net revenues                                 $  11,938           $  12,918            $ 14,026           $ 13,858
------------------------------------------------------------------------------------------------------------------------
Operating loss                                  (7,199)             (6,293)            (16,895)            (5,009)
------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary items            (11,285)            (10,500)            (15,778)           (11,988)
------------------------------------------------------------------------------------------------------------------------
Net (loss) / income per common share before extraordinary items
------------------------------------------------------------------------------------------------------------------------
Basic                                        $   (0.72)          $   (0.64)           $  (0.90)          $  (0.67)
------------------------------------------------------------------------------------------------------------------------
Diluted                                      $   (0.72)          $   (0.64)           $  (0.90)          $  (0.67)
------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
---------------------------------------------------------

         At a meeting of the board of directors of the Company on March 5, 2002, the board appointed Dr. Andzrej Olechowski as a new director. Dr. Olechowski will hold office until the next annual meeting of the stockholders at which point his continuation as a director will be subject to stockholder approval. On March 7, 2002, Steven J. Buckley resigned from the board. Mr. Buckley did not resign from the board because of a disagreement with Euronet on any matter relating to its operations, policies or practices.

         The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.


ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

         The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

   (a) List of Documents Filed as Part of this Report.


1.   Financial Statements                                                                       Page
                                                                                                ----
Independent Auditors' Report. ................................................................   1
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ....................   2
Consolidated Statements of Operations and Comprehensive Loss for the years
   ended December 31, 2001, 2000 and 1999. ...................................................   4
Consolidated Statements of Changes in Stockholders' (Deficit)/Equity for the years ended
   December 31, 2001, 2000 and 1999. .........................................................   5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
   and 1999. .................................................................................   7

Notes to Consolidated Financial Statements. ..................................................   8


2. Schedules

None.

3. Exhibits

          Exhibit Number           Exhibit Description
          --------------           -------------------

          Exhibit 3.1 Euronet Certificate of Incorporation as amended through February 4, 2002.

          Exhibit 10.1 Second Amendment to Revolving Credit Agreement among Euronet, Michael J. Brown, DST Systems, Inc. and Hungarian American Enterprise Fund dated June 28, 2001.

          Exhibit 10.2 Third Amendment to Revolving Credit Agreement dated January 31, 2002.

          Exhibit 10.3             Loan Agreement by and between Jeffrey B.
                                   Newman and Euronet dated June 23, 1999
                                   (which is substantially similar to a second
                                   Loan Agreement by and between Miro Bergman and Euronet except as to applicable loan amount and dates).

          Exhibit 21.1             Euronet's subsidiaries.

   (b) Euronet filed a report on Form 8-K on January 4, 2002 which was amended on January 18, 2002. The items reported were "Item 2. Acquisition or Disposition of Assets" and "Item 5. Other Events and Regulation FD Disclosure".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE INC.


Date:  March 8, 2002                       /s/ Kendall Coyne
       -------------                       -----------------
                                               Kendall Coyne
                                               Chief Financial Officer and Chief
                                               Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 8th day of March 2002 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title
---------                                            -----

/s/ Michael J. Brown             Chairman of the Board of Directors, Chief
--------------------
Michael J. Brown                 Executive Officer and Director (principal
                                 executive officer)

/s/ Daniel R. Henry              Chief Operating Officer, President and Director
-------------------
Daniel R. Henry

/s/ Andzrej Olechowski           Director
----------------------
Andzrej Olechowski

/s/ Eriberto R. Scocimara        Director
-------------------------
Eriberto R. Scocimara

/s/ Thomas A. McDonnell          Director
-----------------------
Thomas A. McDonnell

/s/ M. Jeannine Strandjord
--------------------------
M. Jeannine Strandjord           Director

/s/ Kendall Coyne
------------------
Kendall. Coyne                   Chief Financial Officer and Chief Accounting
                                 Officer (principal financial officer and
                                 principal accounting officer)