Form 10-Q
period 2002-03-31
EURONET WORLDWIDE INC
filed 2002-05-15
CIK 1029199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                -----------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

            [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2002, the Company had 22,913,414 common shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (In thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)

ASSETS                                                                          Mar. 31, 2002         Dec. 31, 2001
------                                                                          -------------         -------------
Current assets:
    Cash and cash equivalents                                                      $22,123               $  8,818
    Restricted cash                                                                  6,113                  1,877
    Trade accounts receivable, net of allowances for doubtful accounts of
     $707,000 at March 31, 2002 and $675,000 at December 31, 2001                    8,318                  8,908
    Costs and estimated earnings in excess of billings on software
     installation contracts                                                            245                    331
    Assets from discontinued operations                                                434                  1,273
    Prepaid expenses and other current assets                                        5,490                  5,799
                                                                                   -------               --------

  Total current assets                                                              42,723                 27,006

Property, plant, and equipment, net                                                 27,647                 29,086
Intangible assets, net                                                               1,523                  1,551
Deposits                                                                                41                     41
Deferred income taxes                                                                  426                    429
Other assets, net                                                                    3,063                  3,278
                                                                                   -------               --------

Total assets                                                                       $75,423               $ 61,391
                                                                                   =======               ========

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
------------------------------------------------

Current liabilities:
    Trade accounts payable                                                          $4,356               $  4,762
    Current installments of obligations under capital leases                         4,394                  4,627
    Accrued expenses and other current liabilities                                   6,306                  7,366
    Short-term borrowings                                                                -                    513
    Advance payments on contracts                                                    2,672                  2,266
    Income taxes payable                                                               192                     90
    Liabilities from discontinued operations                                           428                    498
    Billings in excess of costs and estimated earnings on software
     installation contracts                                                          2,272                  1,457
    Credit facility                                                                      -                  2,000
                                                                                   -------               --------
    Total current liabilities                                                       20,620                 23,579

Obligations under capital leases, excluding current installments                     6,461                  7,353
Notes payable                                                                       38,669                 38,146
                                                                                   -------               --------
Total liabilities                                                                   65,750                 69,078
                                                                                   -------               --------

Stockholders' equity / (deficit):
    Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 22,922,914 shares at March 31, 2002 and 22,038,073 at
     December 31, 2001                                                                 458                    441
    Additional paid in capital                                                     132,334                117,940
    Treasury stock                                                                    (145)                  (145)
    Employee loans for stock                                                          (446)                  (463)
    Subscription receivable                                                            (30)                     -
    Accumulated deficit                                                           (119,561)              (123,141)
    Restricted reserve                                                                 784                    784
    Accumulated other comprehensive loss                                            (3,721)                (3,103)
                                                                                   -------               --------

Total stockholders' equity / (deficit)                                               9,673                 (7,687)
                                                                                   -------               --------

Total liabilities and stockholders' equity / (deficit)                             $75,423               $ 61,391
                                                                                   =======               ========




See accompanying Notes to unaudited consolidated financial statements.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
         (In thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        2002              2001
                                                                                        ----              ----
Revenues:
  ATM network and related revenue                                                   $ 12,177          $ 10,182
  Software, maintenance and related revenue                                            4,863             3,976
                                                                                    --------          --------
  Total revenues                                                                      17,040            14,158
                                                                                    --------          --------
Operating expenses:
  Direct operating costs                                                               7,006             6,526
  Salaries and benefits                                                                6,078             6,830
  Selling, general and administrative                                                  1,501             2,003
  Depreciation and amortization                                                        2,309             2,089
                                                                                    --------          --------
  Total operating expenses                                                            16,894            17,448
                                                                                    --------          --------

Operating income / (loss)                                                                146            (3,290)
                                                                                    --------          --------

Other (expense) / income:
  Interest income                                                                         80               109
  Interest expense                                                                    (1,654)           (2,811)
  Foreign exchange gain, net                                                             412             4,391
                                                                                    --------          --------
  Total other (expense) / income                                                      (1,162)            1,689
                                                                                    --------          --------
Loss from continuing operations before income taxes, minority interest
  and extraordinary items                                                             (1,016)           (1,601)
Income tax benefit                                                                     1,665               282
                                                                                    --------          --------
Income / (loss) from continuing operations before minority interest
  and extraordinary items                                                                649            (1,319)

Minority interest                                                                         26                 -

Discontinued operations:
  Income / (loss) from operations of discontinued US and France
    components (including gain on disposal of $4,845 in 2002)                          4,762              (522)
  Income tax expense                                                                   1,857                 -
                                                                                    --------          --------
     Income / (loss) from discontinued operations                                      2,905              (522)
                                                                                    --------          --------

Extraordinary gain on early retirement of debt, net of applicable income
taxes                                                                                      -               847
                                                                                    --------          --------


Net income / (loss)                                                                    3,580              (994)

Translation adjustment                                                                  (618)              418
                                                                                    --------          --------

Comprehensive income / (loss)                                                       $  2,962          $   (576)
                                                                                    ========          ========

Earnings / (loss) per share - basic
Income / (loss) from continuing operations before minority interest and
    extraordinary items per share                                                   $   0.03          $  (0.07)
Income / (loss) from discontinued operations per share                                  0.13             (0.03)
Extraordinary gain on extinguishment of debt per share                                     -              0.04
                                                                                    --------          --------
Net income / (loss) per share                                                       $   0.16          $  (0.06)
                                                                                    ========          ========

Basic weighted average number of shares outstanding                               22,476,888        17,915,375
                                                                                  ==========        ==========

Earnings / (loss) per share - diluted
Diluted income / (loss) from continuing operations before minority
  interest and extraordinary items per share                                        $   0.02          $  (0.07)
Diluted income / (loss) from discontinued operations per share                          0.12             (0.03)
Diluted extraordinary gain on extinguishment of debt per share                             -              0.04
                                                                                    --------          --------
Diluted net income / (loss) per share                                               $   0.14          $  (0.06)
                                                                                    ========          ========

Diluted weighted average number of shares outstanding                             26,145,733        17,915,375
                                                                                  ==========        ==========

See accompanying Notes to unaudited consolidated financial statements.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)
                                   (Unaudited)



                                                                                   Three months ended
                                                                                        March 31,
                                                                                   2002         2001
                                                                                   ------------------


Cash flows from operating activities:
Net income/(loss)                                                                  3,580         (994)
Adjustments to reconcile net income/(loss) to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                                                    2,309        2,179
  Unrealized foreign exchange gain, net                                             (792)      (5,364)
  Accretion of discount on notes                                                   1,177        2,329
  Decrease in costs and estimated earnings in excess of billings
   on software installation contracts                                                 85           31
  Gain on sale of discontinued operations, net of tax                             (2,988)           -
  Benefit from deferred income tax                                                (1,857)        (436)
  Gain on extinguishment of debt, net of tax                                           -         (847)
  Loss from discontinued operations, net of tax                                       83          522
  Decrease in restricted cash                                                         13           67
  Decrease in trade accounts receivable                                              538           99
  Decrease/(increase) in prepaid expenses and other current assets                   120         (530)
  Decrease in trade accounts payable                                                (404)        (682)
  Increase/(decrease) in billings in excess of costs and estimated
   earnings on software installation contracts, net                                  815         (397)
  (Decrease)/increase in accrued expenses and other liabilities                     (732)         292
  Other                                                                               54          823
                                                                                --------      -------
  Net cash provided by/(used in) operating activities                              2,001       (2,908)

Cash flows from investing activities:
  Fixed asset purchases                                                             (989)        (280)
  Proceeds from sale of fixed assets                                                 224          177
  Purchase of restricted certificate of deposit                                   (4,250)           -
                                                                                --------      -------
  Net cash used in investing activities                                           (5,015)        (103)
                                                                                --------      -------

Cash flows from financing activities:
  Proceeds from issuance of shares and other capital contributions                14,412          735
  Repayment of credit facility                                                    (2,000)           -
  Repurchase of notes payable                                                          -          124
  Subscriptions receivable                                                           (30)          12
  Cash received from employees for the purchase of common stock                       17           35
  Repayment of obligations under capital leases                                   (1,531)        (517)
  (Repayments of)/proceeds from bank borrowings                                     (513)         307
                                                                                --------      -------
  Net cash provided by financing activities                                       10,355          696
                                                                                --------      -------

Effects of exchange rate differences on cash                                         175          418
Proceeds from sale of discontinued operations                                      5,872            -
Cash used in discontinued operations                                                 (83)        (522)
                                                                                --------      -------
Net increase/(decrease) in cash and cash equivalents                              13,305       (2,419)
Cash and cash equivalents at beginning of period                                   8,818        7,151
                                                                                --------      -------
Cash and cash equivalents at end of period                                      $ 22,123      $ 4,732
                                                                                ========      =======

See accompanying Notes to unaudited consolidated financial statements. See Note 6 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries (collectively, "Euronet" or the "Company") have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001, the results of its operations for the three-month periods ended March 31, 2002 and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company generated operating income from continuing operations of $0.1 million for the three months ended March 31, 2002. This is primarily due to continued increases in revenue and controlled costs. In addition, the Company generated positive cash flows from operations of $2.0 million for the three months ended March 31, 2002, as a result of these same factors. Based on the Company's current business plan and financial projections, the Company expects to increase operating income and net cash generated from operating activities during the remainder of 2002. In the Processing Services Segment, the Company anticipates that increased transaction levels in its ATM network will result in additional revenues without a corresponding increase in expenses. In addition, the Company expects to further expand its ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, the Company expects to continue its strategic repositioning of its software business from direct software sales to software-only customers to more integrated solutions combining the strengths of the Company's electronic financial transaction network system with its software development strengths.

The Company believes that cash and cash equivalents at March 31, 2002 will provide the Company with sufficient cash resources going forward. In addition, the Company holds repurchased notes payable with a face value of euro 79.1 million ($68.9 million) and a fair value estimated at March 31, 2002 of $62.0 million. The Company nevertheless has a policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if the Company considers that they may contribute to fulfilling its financial and strategic business objectives.

Based on the above, management is confident that the Company will be able to continue as a going concern. Accordingly, these consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING
STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the Notes to Consolidated Financial Statements for the year ended December 31, 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). The adoption of SFAS 141 had no impact to the financial statements.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS 142 apply upon issuance to all goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. Under SFAS 142, for the interim period we are required to segregate and specifically identify intangible assets into goodwill and other intangible assets. We have performed an evaluation and determined that all intangible assets recorded in our consolidated financial statements comprise only goodwill. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $0.1 million in the first quarter of 2002. At March 31, 2002, the Company had goodwill, net of accumulated amortization, of $1.5 million. The Company does not anticipate that an impairment charge, if any, arising from our goodwill assessment in 2002 will be significant.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The adoption of SFAS 143 had no impact to the financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The application of this statement resulted in the classification and separate financial statements presentation of certain entities as discontinued operations, which are not included in continuing operations.

On January 4, 2002, the Company sold substantially all of the assets of the United States ATM processing business to ALLTEL in an Asset Purchase Agreement. The United States processing business was owned by the Company's subsidiary EFT Network Services, LLC and was commonly known as "DASH" or the "DASH network". DASH was accounted for as a discontinued operation in accordance with SFAS 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Related assets and liabilities have been segregated and continue to be recorded in the financial statements at carrying value as at December 31, 2001 (see Note 8). Additionally, the Company has committed, within 2002, to sell substantially all of the non-current assets and capital lease obligations of its processing business in France. Accordingly, the France business also qualifies for discontinued operations accounting. Non-current assets and capital lease obligations related to the France business have been segregated and continue to be recorded in the financial statements at carrying value.

There have been no further significant additions to or changes in accounting policies of the Company since December 31, 2001.

NOTE 3 - EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. For the three months ending March 31, 2002, dilutive earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method where applicable. For the three months ending March 31, 2001, the effect of potential common stock is anti-dilutive because a net loss exists. Accordingly, dilutive earnings per share for the three months ending March 31, 2001 does not assume the exercise of outstanding stock options and warrants.

For the three months ending March 31, 2002, weighted average shares (undiluted) were 22,476,888. For the three months ending March 31, 2002, fully diluted weighted average shares were 26,145,733.

For the three months ending March 31, 2001, weighted average shares (undiluted) were 17,915,375. For the three months ending March 31, 2001, weighted average shares including the dilutive effect of dilutive stock options and warrants would have been 19,737,027. However no fully diluted computations have been performed for reasons stated above.

NOTE 4 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the "Processing Services Segment"); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services which are not directly identifiable with the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period's presentation.

Prior to June 10, 2001, The Processing Services Segment was referred to in filings of the Company as the "Network Services Segment." This name change has been made to conform to current industry terminology.

The Company divided the Processing Services Segment into three sub-segments: the "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the "Western European Sub-segment" (including Germany and the United Kingdom) and the "Other Operations Sub-segment" (including Indonesia, Egypt and unallocated processing center costs).

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was in previous filings reported under the Western European Sub-Segment and DASH was previously reported under the Other Operations Sub-segment.

The following tables present the segment results of the Company's operations for the three months ended March 31, 2002 and March 31, 2001.



(Unaudited)
(In thousands)
                                                            Processing Services
                                                            -------------------
                                                                                  Processing
For the three months ended                     Central     Western                 Services     Software     Corporate
March 31, 2002                                 Europe      Europe       Other       Total       Solutions    Services     Total
--------------------------                    --------    --------    --------    --------     ---------    ---------    --------

Total revenues                                 $  6,136    $  5,562    $    479    $ 12,177     $  4,908     $     --     $ 17,085

Direct operating costs                           (3,248)     (3,279)        (87)     (6,614)        (437)          --       (7,051)
Salaries and benefits                              (900)       (705)     (1,015)     (2,620)      (2,883)        (575)      (6,078)
Selling, general and administrative                (454)       (419)        695        (178)        (627)        (696)      (1,501)
Depreciation and amortization                    (1,020)       (720)       (295)     (2,035)        (232)         (42)      (2,309)
                                               --------    --------    --------    --------     --------     --------     --------
Total operating expenses                         (5,622)     (5,123)       (702)    (11,447)      (4,179)      (1,313)     (16,939)

Operating income / (loss)                           514         439        (223)        730          729       (1,313)         146
Interest income                                       8           2           1          11           65            4           80
Interest expense                                   (211)        (73)       --          (284)        --         (1,370)      (1,654)
Foreign exchange (loss) / gain, net                (180)        (99)         59        (220)        --            632          412
                                               --------    --------    --------    --------     --------     --------     --------
Income / (loss) from continuing operations
before income taxes                            $    131    $    269    $   (163)   $    237     $    794     $ (2,047)    $ (1,016)

Minority interest                              $   --      $   --      $     26    $     26     $   --       $   --       $     26
(Loss)/income from discontinued operations
before income taxes                            $   --      $   (181)   $  4,943    $  4,762     $   --       $   --       $  4,762

Assets as at March 31, 2002
Segment assets                                 $ 23,684    $ 16,898    $  2,927    $ 43,509     $ 19,876     $ 12,038     $ 75,423
Fixed assets                                   $ 13,773    $ 11,632    $  1,118    $ 26,523     $  1,090     $     34     $ 27,647

                                                                               7


(Unaudited)
(In thousands)
                                                                 Processing Services
                                                                 -------------------
                                                                                            Processing
For the three months ended                    Central     Western    Services                Software   Corporate
March 31, 2001                                Europe      Europe      Other        Total    Solutions    Services      Total
--------------------------                   --------    --------    --------    --------   ---------   ---------    --------

Total revenues                               $  5,489    $  4,693    $     --    $ 10,182    $  4,021    $     --    $ 14,203

Direct operating costs                         (3,523)     (2,787)         --      (6,310)       (261)         --      (6,571)
Salaries and benefits                            (731)       (505)       (638)     (1,874)     (4,215)       (741)     (6,830)
Selling, general and administrative              (428)       (309)        371        (366)       (963)       (674)     (2,003)
Depreciation and amortization                  (1,003)       (707)       (224)     (1,934)       (120)        (35)     (2,089)
                                             --------    --------    --------    --------    --------    --------    --------
Total operating expenses                       (5,685)     (4,308)       (491)    (10,484)     (5,559)     (1,450)    (17,493)

Operating (loss) / income                        (196)        385        (491)       (302)     (1,538)     (1,450)     (3,290)
Interest income                                    24          23           2          49          32          28         109
Interest expense                                 (262)        (32)         --        (294)         --      (2,517)     (2,811)
Foreign exchange (loss) / gain, net              (211)       (110)       (461)       (782)         (1)      5,174       4,391
                                             --------    --------    --------    --------    --------    --------    --------
(Loss) / income from continuing operations
before income taxes                          $   (645)   $    266    $   (950)   $ (1,329)   $ (1,507)   $  1,235    $ (1,601)

Minority interest                            $     --    $     --    $     --    $     --    $     --    $     --    $     --

(Loss)/income from discontinued operations
before income taxes                          $     --    $   (667)   $    145    $   (522)   $     --    $     --    $   (522)

Assets as at December 31, 2001
Segment assets                               $ 25,548    $ 17,561    $  4,150    $ 47,259    $  8,409    $  5,723    $ 61,391
Fixed assets                                 $ 14,956    $ 11,744    $  1,085    $ 27,785    $  1,243    $     58    $ 29,086


The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.


                                                           For the three months ended
(in thousands)                                           March 31, 2002   March 31, 2001
                                                         --------------   --------------
Revenues:
Total revenues for reportable segments                     $17,085           $14,203
Elimination of inter segment revenues                          (45)              (45)
                                                           -------           -------
Total consolidated revenues                                $17,040           $14,158
                                                           =======           =======


                                                           For the three months ended
(in thousands)                                           March 31, 2002   March 31, 2001
                                                         --------------   --------------

Operating expense:
Total operating expense for reportable segments            $16,939           $17,493
Elimination of inter segment expenses                          (45)          $   (45)
                                                           -------           -------
Total consolidated operating expenses                      $16,894           $17,448
                                                           =======           =======

                                                                               8

Total revenues for the three month periods ended March 31, 2002 and March 31, 2001 and long-lived assets as of March 31, 2002 and December 31, 2001 for the Company, analyzed by geographical location, are as follows:


                     Total Revenues                Long-lived Assets
                  -------------------        ------------------------------
               For the three months ended
                  March 31,   March 31,      At March 31,   At December 31,
                    2002        2001            2002            2001
                  -------     -------        ------------   ---------------
United States     $ 4,908     $ 4,021         $ 1,090         $ 1,243
Germany             2,553       2,423           3,325           3,705
Poland              2,963       2,881           8,475           9,275
Hungary             1,789       1,707           3,884           4,306
UK                  3,009       2,270           7,985           7,688
Other               1,818         856           2,888           2,869
                  -------     -------         -------         -------

Total             $17,040     $14,158         $27,647         $29,086
                  =======     =======         =======         =======

Total revenues are attributed to countries based on location of customer for the ATM and related services segment. All revenues generated by Euronet USA's Software Solutions Segment activities are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 5 - CREDIT FACILITY

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six-month periods on December 28, 2000, June 28, 2001 and November 27, 2001 and, as a result of such amendments, any amounts drawn on the facility were to be repaid by June 28, 2002.

A commitment fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000, 50,000 and 50,000 warrants, on the same terms, were issued on January 2, 2001, June 28, 2001, and November 27, 2001, respectively, for the subsequent extensions of the facility. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Mr. Brown in cash. Warrants were issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. On May 29, 2001, the Company drew $2.0 million and issued 160,000 warrants in respect of such draw.

The exercise prices for the warrants for DST Systems and Hungarian-American Enterprise Fund were $7.00 per share for the 100,000 warrants issued as of June 28, 2000, $4.12 per share for the 100,000 warrants issued as of December 29, 2000, $5.92 per share for the 160,000 warrants issued as of May 29, 2001 and $6.70 per share for the 100,000 warrants issued as of June 28, 2001. The exercise prices for the warrants for Michael J. Brown were $8.25 per share for the 100,000 warrants issued as of June 28, 2000, $4.12 per share for the 100,000 warrants issued as of December 29, 2000, $7.05 per share for the 160,000 warrants issued as of May 29, 2001 and $9.00 per share for the 100,000 warrants issued as of June 28, 2001.

Amounts outstanding under the facility accrued interest at 10 percent per annum, payable quarterly. The Credit Agreement was not renewed in December 2001 and was repaid in full on March 21, 2002.

In 2001, two participants in the Credit Agreement, in three separate transactions, elected to exercise a total of 361,000 warrants for an equal number of shares. The total amount of cash received from these transactions was $2.1 million. In May of 2002, additional warrants were exercised as more fully described in Note 11.

NOTE 6 - EXTINGUISHMENT OF DEBT

During February 2001, the Company exchanged 3,000 units (principal amount of euro 1.5 million) of its 12 3/8% senior discount notes (the "Senior Discount Notes") and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.4 million (net of applicable income taxes of $0.1 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($1.1 million) and the fair market value of the common stock issued ($0.6 million), offset by the write-off of the allocated unamortized deferred financing costs. This transaction was exempt from registration in accordance with the U.S. Securities Act of 1933 (the "Act").

During March 2001, the Company exchanged 8,750 Senior Discount Notes (principal face amount of euro 4.5 million) of its Senior Discount Notes for two new Senior discount notes having an aggregate face amount of US $3.0 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that
(i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the new notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued and the New Notes therefore are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.5 million (net of applicable income taxes of $0.2 million) recognized as an extraordinary gain on such extinguishment. The extinguishment gain (pre-tax) represents the difference between the allocated carrying value of the debt extinguished ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have not been retired.

These two transactions result in a combined extraordinary gain of $0.9 million (net of applicable taxes of $0.3 million) for the quarter ended March 31, 2001. For the quarter ending March 31, 2002, we have made no further acquisitions of these Senior Discount Notes.

For a description of additional debt extinguishments during 2001, see Note 3 to the Consolidated Financial Statements for the year ended December 31, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but were extended for a second six month period. The loans were unsecured. Amounts advanced bore interest of 10% per annum. In January 2002, the loan of $0.5 million and related interest was paid in full.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4.0 million of marketable securities (not including any common stock of the Company) that he owns in order to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company's ATM network in Hungary. No consideration was payable for providing this security. On March 14, 2002, a letter of credit was obtained by the Company in the amount of $5.0 million which replaced the above security pledge by Michael J. Brown and a related $0.8 million letter of credit supported by a certificate of deposit that had been obtained for the same purpose.

For the three months ended March 31, 2002, the Company recorded $0.1 million in revenue related to CashNet, a 10 % owned affiliate, with respect to a data processing and technical services agreement.

NOTE 8 - DISCONTINUED OPERATIONS

Sale of US Processing Services Business

On January 4, 2002, the Company concluded an Asset Purchase Agreement with ALLTEL Information Services, Inc. ("AIS"), a wholly owned subsidiary of ALLTEL Corporation, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to AIS for $6.8 million, in cash. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to provide for the payment of any damages that might arise from any breach of the representations and warranties contained in the Asset Purchase Agreement and certain post-closing adjustments. DASH is a wholly-owned subsidiary of Euronet USA Inc, which is a wholly-owned subsidiary of Euronet Worldwide, Inc. DASH, Euronet USA and AIS are parties to the Asset Purchase Agreement. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction. As discussed in Note 9, the Company entered into a separate Software License Agreement with AIS on January 4, 2002.

Assets/Liabilities From Discontinued Operations

Throughout 2001, we reduced the number of ATMs we have in France in response to new stringent safety requirements for off branch ATMs. The new safety requirements were established in response to pressure from the French unions representing cash delivery employees and will come fully into effect on January 1, 2003. The requirements make it uneconomical to operate off branch ATMs in France and we therefore are holding our off branch network of ATMs in France for sale by January 1, 2003. The losses from operations in France reported under discontinued operations for the three months ended March 31, 2002 were $0.2 million as compared to $0.7 million for the three months ended
March 31, 2001.

As a result of the above, the results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was previously reported under the Western European Sub-segment and DASH was previously reported under the Other Operations Sub-segment. The following pro-forma financial statements show balance sheet extracts as of March 31, 2002 and December 31, 2001 as well as the summary operating results of discontinued operations for the three months ended
March 31, 2002 and 2001.



Unaudited
(in thousands)                         March 31, 2002                   December 31, 2001
                                ----------------------------      --------------------------
                                DASH       France      Total      DASH      France     Total
                                ----       ------      -----      ----      ------     -----

Current assets                  $--          --         --         384        --      $  384
Fixed assets                     --          434        434        --         434        434
Long term assets                 --          --         --         455        --         455
                                ---------------------------       --------------------------
Total assets
from discontinued operations    $--          434        434        839        434     $1,273
                                ===========================        =========================

Current liabilities              --          138        138         70        138        208
Long term liabilities            --          290        290        --         290        290
                                ---------------------------       --------------------------
Total liabilities
from discontinued operations    $--          428        428         70        428     $  498
                                ===========================       ==========================

                                      Three months ended              Three months ended
                                         March 31, 2002                 March 31, 2001
                                ----------------------------      --------------------------
                                DASH       France      Total      DASH      France     Total
                                ----       ------      -----      ----      ------     -----
Revenues                     $   101         194        295        517        148     $  665
Operating expenses                 3         301        304        372        650      1,022
                             ------------------------------       --------------------------
Operating income/(loss)           98        (107)        (9)       145       (502)      (357)

Other (expense)/income           --          (74)       (74)       --        (165)      (165)
Gain on disposal               4,845         --       4,845        --         --         --
                             ------------------------------       --------------------------
Income before taxes            4,943        (181)     4,762        145       (667)      (522)

Income tax expense           $(1,857)        --      (1,857)       --         --      $  --
                             ------------------------------       --------------------------
Net income/(loss)
of discontinued operations   $ 3,086        (181)     2,905        145       (667)    $ (522)
                             ==============================       ==========================


NOTE 9 - SIGNIFICANT SOFTWARE LICENSE AGREEMENT

On January 4, 2002, the Company entered into a significant Software License Agreement (the "License Agreement") whereby Euronet USA granted AIS a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of Euronet USA's GoldNet ITM ATM Network Processing Software ("GoldNet Software"). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. Under the terms of the License Agreement, AIS has agreed to pay license fees of $5.0 million. 50% of the license fees were received in January 2002, with remaining payments of 40% upon acceptance of the software, and 10% twelve months from the date of the agreement, subject to completion of certain maintenance and support services. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new AIS network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company recognized $1.3 million in revenues during the three months ended March 31, 2002. The Company expects to recognize approximately 70% - 80% of the fees in revenues during 2002 with the remaining to be recognized in 2003.

NOTE 10 - PRIVATE PLACEMENT

On February 6, 2002 we entered into seven subscription agreements for the sale of an aggregate of 625,000 new common shares of the Company. These agreements were signed with certain accredited investors in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was $12.5 million. Net proceeds after $0.6 million in commission fees, legal fees, and Nasdaq registration and filing fees were approximately $11.9 million.

NOTE 11 - SUBSEQUENT EVENTS

On May 8, 2002, in a single transaction, the Company exchanged an aggregate of face value euro 1.3 million of its Senior Discount Notes for 75,000 shares of its common stock, par value $0.02 per share. This exchange will be accounted for as an extinguishment of debt with the resulting loss on such extinguishment calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished and the fair market value of the common stock issued, offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with the Act. The Senior Discount Notes that were acquired by the Company in the above exchange have not been retired.

In May 2002, two participants in the Credit Agreement described in Note 5, in two separate transactions, elected to exercise warrants to purchase a total of 99,000 shares. The total amount of cash received from these transactions was $0.7 million.

In May 2002, the Company's shareholders approved a new Stock Incentive Plan which provides for the issuance of options to purchase up to 2.0 million shares of stock to employees, directors and consultants of the Company. The terms of this plan are similar to those of our existing two stock option plans, except that the new plan permits the grant of certain types of options and stock rights that were not provided for in our other plans, including "reload options," stock appreciation rights, restricted share awards, deferred share awards and phantom rights. Reload options are options which provide for the issuance of new options upon exercise, if the exercise is made by surrender to the Company of shares that have been held for at least 6 months.

NOTE 12 - RECLASSIFICATION

Certain amounts have been reclassified in the prior periods' unaudited consolidated financial statements to conform to the 2002 unaudited consolidated financial statements presentation.

As described in Note 8, France and DASH have been removed from continuing operations and classified under discontinued operations. The assets and liabilities associated with the sale have been classified under assets and liabilities from discontinued operations. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

We are a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We operate an independent automated teller machine, or ATM, network of 2,548 ATMs in Europe (and until January 2002 in the United States). In addition, through our software subsidiary Euronet USA Inc., we offer a suite of integrated software solutions for electronic payment and transaction delivery systems. We offer comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and software solutions. Our principal customers are banks and other companies such as mobile phone operators that require electronic financial transaction processing services. With nine offices in Europe, one in Indonesia, one in Egypt and two in the United States, we offer our solutions in more than 60 countries around the world. We changed our name from Euronet Services Inc. to Euronet Worldwide, Inc. in August 2001.

We currently operate in two business segments: the "Processing Services Segment" provides secure processing of electronic financial transactions, and the "Software Solutions Segment" produces application software for the processing of secure electronic financial transactions. The Processing Services Segment comprises our proprietary ATM network, outsourced management of ATMs for banks, and various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our Software Solutions Segment provides transaction processing software solutions to banks that permit them to operate ATMs and point-of-sale terminals and process financial transactions from those devices and the internet.

Our management divides the Processing Services Segment into three geographic sub-segments:

     o Central European Sub-segment (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania),
     o Western European Sub-segment (including Germany and the United Kingdom), and
     o Other Operations Sub-segment (including Indonesia, Egypt and unallocated processing center costs).

We also operate a "Corporate Services Segment" that provides these two business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from continuing operations before income taxes not including nonrecurring gains and losses.

We intend to close our ATM processing business in France, which we commonly refer to simply as "France". Consequently, we have reclassified the operational results for France for all reported periods to discontinued operations and have reported the relevant assets and liabilities from discontinued operations in accordance with SFAS 144.

On January 4, 2002, we sold substantially all of the assets of our ATM processing business in the United States, known as DASH, to ALLTEL Information Services, Inc. for $6.8 million in cash. ALLTEL Information Services, Inc. is a wholly-owned subsidiary of ALLTEL Corporation. $0.7 million of the proceeds is being held in escrow under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with ALLTEL. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

In previous filings, we reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH. The decrease of our ATMs from 2,999 as reported in our annual report on Form 10-K for the year ended December 31, 2001 to 2,548 at March 31, 2002 is attributable to this exclusion.

SEGMENT RESULTS OF OPERATIONS

(Unaudited)
(In thousands)                             Revenues             Operating Income/(Loss)
                                           --------             -----------------------
Three months ended March 31,           2002          2001           2002       2001
----------------------------           ----          ----           ----       ----
Processing Services:
  Central European                    $ 6,136       $ 5,489        $   514     $  (196)
  Western European                      5,562         4,693            439         385
  Other                                   479             -           (223)       (491)
                                      -------       -------        -------     --------
Total Processing Services              12,177        10,182            730        (302)

Software Solutions                      4,908         4,021            729      (1,538)
Corporate Services                          -             -         (1,313)     (1,450)
Inter segment eliminations                (45)          (45)             -           -
                                      -------       -------        -------     --------

Total                                 $17,040       $14,158        $   146     $(3,290)
                                      =======       =======        =======     ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001

PROCESSING SERVICES SEGMENT

Revenues

Total segment revenues increased 20% or $2.0 million to $12.2 million for the three months ended March 31, 2002 from $10.2 million for the three months ended March 31, 2001. The increase in revenues is due primarily to the significant increase in transaction volumes and an increase in the number of ATMs that we operated during these periods. We installed 2,112 ATMs as of March 31, 2001 and processed 12.6 million transactions for the three months ended March 31, 2001. As of March 31, 2002, we increased our ATM network by 436 ATMs, or 21%, to a total of 2,548 ATMs. We own 85% of this total number of ATMs, while banks and other financial institutions own the remaining 15% which we operate through management agreements. We processed 15.6 million transactions for the three months ended March 31, 2002, an increase of 3.0 million transactions, or 24%, over the three months ended March 31, 2001. The increase in transaction growth is greater than the increase in ATM growth and revenue growth. During this period, there was an increase in ATMs that we operate under ATM management agreements relative to ATMs we own. The revenues generated from ATM management agreements have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This generates both fixed and variable revenue components. As a result, transactions on these machines can increase faster than the revenues.

Revenues for the Central European Sub-segment increased 11% or $0.6 million to $6.1 million for the three months ended March 31, 2002 from $5.5 million for the three months ended March 31, 2001. The increase in revenues is largely the result of an increase in the number of ATMs operated by us from 1,405 at March 31, 2001 to 1,526 at March 31, 2002, and increased transaction volumes. Our ability to continue to increase revenues at this rate depends on our ability to sign new contracts to operate more ATMs for banks and financial institutions.

Revenues for the Western European Sub-segment increased 19% or $0.9 million to $5.6 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. The increase in revenues is largely the result of an increase in the number of ATMs we operate in this region from 707 at March 31, 2001 to 978 at March 31, 2002, and increased transaction volumes. During this period we also increased transaction fees in certain markets.

Of the net 271 ATMs added to the network in Western Europe, 258 ATMs were located in the United Kingdom. Our increase in roll-out of ATMs in the United Kingdom during 2001 was based on the ability to charge a transaction fee directly to the person using the ATMs in this market. The continuance of an aggressive roll-out of ATMs in 2002 in the United Kingdom depends on our ability to find additional sites for ATMs that are capable of highly profitable transaction levels. Some machines we have installed recently in the United Kingdom had transaction levels that are lower than those of machines installed earlier. This is partially due to lower transaction levels at ATM machines at post office sites and at sites at where cash is replenished by merchants. Although these ATMs are profitable, they are generating returns that are lower than we expected. We continue to examine a number of responses to this situation, including using lower cost machines at these sites, reducing our roll-out of new machines and relocating machines with low transaction volumes in the United Kingdom. A decision to reduce our rate of roll-out of ATMs or the continuing weakness of performance of certain ATMs could result in a decrease in growth in our revenues and operating profits.

Revenues for the Other Operations Sub-segment were $0.5 million for the three months ended March 31, 2002 as compared to nil for the three months ended March 31, 2001. Revenues from this segment are generated in Egypt and Indonesia, where we are just beginning operations. We previously reported our revenue from the DASH network under this segment but we sold this network in January 2002 (see
Note 8 to the unaudited consolidated financial statements). Therefore, no further revenues will be realized in continuing operations from the DASH business for the year 2002.

Of total segment revenue, approximately 90% is from ATMs we own for the three months ended March 31, 2002 and 91% for the three months ended March 31, 2001. Of total transactions processed, approximately 86% is attributable to ATMs we own for the three months ended March 31, 2002 and 88% for the three months ended March 31, 2001. We believe the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is a positive development and will provide higher marginal returns on investments.

We charge fees for three types of ATM transactions that are currently processed on our ATMs:

     o    Cash withdrawals,
     o    Balance inquiries, and
     o Transactions not completed because the relevant card issuer does not give authorization.

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction. Transaction fees for the other two types of transactions are generally substantially less. We include in Processing Services Segment revenues transaction fees payable under the electronic recharge solutions that we sell. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid hours purchased. Generally transaction fees vary from $0.90 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution.

Operating Expenses

Total segment operating expenses increased 9%, or $0.9 million to $11.4 million for the three months ended March 31, 2002 from $10.5 million for the three months ended March 31, 2001. The increase is primarily due to increased salaries to support our operational growth during the period.

Operating expenses for the Central European Sub-segment decreased 2% or $0.1 million to $5.6 million for the three months ended March 31, 2002 from $5.7 million for the three months ended March 31, 2001. The decrease in operating expenses is a result of lower direct operating expenses of $0.3 million offset by increased salary expenses of $0.2 million. We increased the number of ATMs that we operate in this region from 1,405 at March 31, 2001 to 1,526 at March 31, 2002, and increased transaction volumes. Operating expenses decreased in spite of increasing ATMs and transactions due to operational efficiencies and other expense reductions.

Operating expenses for the Western European Sub-segment increased 19% or $0.8 million to $5.1 million for the three months ended March 31, 2002 from $4.3 million for the three months ended March 31, 2001. The increase in operating expenses was largely the result of an increase in the number of ATMs that we operated over this period, increased direct operating costs and staff increases in our expanding UK market. We increased the number of ATMs that we operate in this region from 707 at March 31, 2001 to 978 at March 31, 2002, and transaction volumes increased as a result.

We currently hold our ATM processing business in France for sale. Consequently, we have reclassified the operational results for France for all reported periods to discontinued operations and have disclosed the relevant assets and liabilities from discontinued operations in accordance with SFAS 144.

Operating expenses for the Other Operations Sub-segment increased 40% or $0.2 million to $0.7 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001. Indonesia operating expenses generated most of this increase. We have not included the DASH network expenses in this segment because we sold DASH in January 2002 as further described in Note 8 to the unaudited consolidated financial statements.

Direct operating costs in the Processing Services Segment consist primarily of:

     o    ATM installation costs,
     o    ATM site rentals,
     o    Costs associated with maintaining ATMs,
     o    ATM telecommunications,
     o    Interest on network cash and cash delivery, and
     o    Security services to ATMs.

These costs increased to $6.6 million for the three months ended March 31, 2002 from $6.3 million for the three months ended March 31, 2001. This increase is primarily attributable to operating the increased number of ATMs mentioned above. Also, allocations within the Euronet operating companies were made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. These allocations totaled $1.3 million and $0.9 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

The components of direct operating costs for the three months ended March 31, 2002 and 2001 were:

Unaudited
(in thousands)                                        Three months ending March 31,
                                                      -----------------------------

                                                          2002                  2001
                                                          ----                  ----
ATM communication                                        $1,001                $1,089
ATM cash filling and interest on network cash             1,712                 1,768
ATM maintenance                                           1,015                 1,108
ATM site rental                                             784                   594
ATM installation                                            170                    43
Transaction processing and ATM monitoring                 1,523                 1,358
Other                                                       409                   350
                                                         ------                ------

Total direct operating expenses                          $6,614                $6,310
                                                         ======                ======

As a percentage of this segment's revenue, direct operating costs fell from 62% for the three months ended March 31, 2001 to 54% for the three months ended March 31, 2002. On a per-ATM basis, the direct operating costs fell 13% from $2,988 per ATM for the three months ended March 31, 2001 to $2,596 per ATM for the three months ended March 31, 2002. On a per-transaction basis, the direct operating costs fell 16% from $0.50 per transaction for the three months ended March 31, 2001 to $0.42 per transaction for the three months ended March 31, 2002. Costs per transaction have decreased because of the combination of increasing transaction volumes on existing sites and having a large fixed direct operating cost structure on these sites. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM. In addition, there was an increase in the number of ATMs that we operate under ATM management agreements, and these ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental).

Segment salaries and benefits increased 37% to $2.6 million for the three months ended March 31, 2002 from $1.9 million for the three months ended March 31, 2001. This increase reflects the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe, as well as increases in staff levels at the processing center which were required to maintain quality service in line with rising transaction volumes. As a percentage of this segment's revenue, salaries and benefits increased from 18% for the three months ended March 31, 2001 to 22% for the three months ended March 31, 2002.

Selling, general and administrative costs allocated to the Processing Services Segment decreased by $0.2 million from $0.4 million for the three months ended March 31, 2001 to $0.2 million for the three months ended March 31, 2002.

Depreciation and amortization increased marginally from $1.9 million for the three months ended March 31, 2001 to $2.0 million for the three months ended March 31, 2002.

Operating Income/(Loss)

As a result of the factors discussed above, the Processing Services Segment as a whole improved operating income by $1.0 million, reporting operating income of $0.7 million for the three months ended March 31, 2002 as compared to an operating loss of $0.3 million for the three months ended March 31, 2001. The Central European Sub-segment improved operating income by $0.7 million, reporting operating income of $0.5 million for the three months ended March 31, 2002 compared to a loss of $0.2 million for the three months ended March 31, 2001. The Western European Sub-segment experienced no change in operating income with $0.4 million for the three months ended March 31, 2002 and the three months ended March 31, 2001. The Other Operations Sub-segment reduced its operating loss by $0.3 million to a loss of $0.2 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001.

SOFTWARE SOLUTIONS SEGMENT

Revenues

Revenues of the Software Solutions Segment were $4.9 million before inter-segment eliminations for the three months ended March 31, 2002 as compared to $4.0 million for the three months ended March 31, 2001. Software revenues are grouped into four broad categories:

     o    Software license fees,
     o    Professional service fees,
     o    Maintenance fees, and
     o    Hardware sales.

Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consulting services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers' software products. Hardware sales revenues are derived from the sale of computer products. The components of software solutions revenue for the three months ended March 31, 2002 and 2001 were:

Unaudited
(in thousands)                       Three months ending March 31,
                                     -----------------------------

                                         2002              2001
                                         ----              ----
Software license fees                   $2,188           $1,147
Professional service fees                  841            1,671
Maintenance fees                         1,409            1,201
Hardware sales                             470                2
                                        ------           ------

Total                                   $4,908           $4,021
                                        ======           ======

Software license fees increased $1.0 million from the three month period ended March 31, 2001 to the same period in 2002, due primarily to $1.3 million in license fees that we obtained as part of the software license agreement with ALLTEL (see Note 9 to our unaudited consolidated financial statements). We believe that the revenues of the Software Solutions Segment will increasingly be derived from our upgraded and new set of software solutions, including our wireless banking solutions.

The decrease in professional service fees of $0.8 million is due to fewer billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Certain professional service fees are bundled in software license contracts and reported as license fees using the percentage of completion method.

The increase in maintenance fees is due to the completion of several large contracts since March 2001, thereby initiating the maintenance aspect of these contracts, partially offset by termination of maintenance contracts by existing customers. We intend to secure long-term revenue streams through multi-year maintenance agreements with existing and new customers.

The increase in hardware sales in 2002 from 2001 is mainly attributed to one computer hardware sale of $0.3 million. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define "software sales backlog" as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. At March 31, 2002, the revenue backlog was $4.7 million as compared to $2.0 million at March 31, 2001. This increase results principally from the ALLTEL software license agreement, which comprises approximately $2.7 million of the balance. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of:

     o    Salaries and benefits,
     o    Selling, general and administrative expenses, and
     o    Depreciation and amortization.

Total segment operating expenses decreased to $4.2 million for the three months ended March 31, 2002 from $5.6 million for the three months ended March 31, 2001. The components of Software Solutions Segment operating costs for the three months ended March 31, 2002 and the same period in 2001 were:

Unaudited
(in thousands)                           Three months ending March 31,
                                         -----------------------------

                                               2002            2001
                                               ----            ----
Direct operating costs                      $   437           $  261
Salaries and benefits                         2,883            4,215
Selling, general and administrative             627              963
Depreciation and amortization                   232              120
                                            -------           ------

Total operating expenses                    $ 4,179           $5,559
                                            =======           ======

Direct operating costs consist of hardware costs and distributor commissions. The increase in direct costs of $0.2 million for the three months ending March 31, 2002 from the three months ending March 31, 2001 is largely due to the cost of the one computer hardware sale discussed above, partially offset by a decrease in distributor commissions.

During the first quarter of 2001 we reduced our workforce significantly with the primary objective of reducing costs in our Software Solutions Segment to bring them more in line with the anticipated revenue. Because the workforce reductions involved payment of severance equal to several weeks' salary to most employees, the financial impact of these reductions was greater in the second and subsequent quarters of 2001.

The decrease in selling, general and administrative expenses for the three months ending March 31, 2002 from the three months ending March 31, 2001 was primarily due to our efforts at controlling expenses, in particular, telecommunication expense which decreased $0.3 million. Some of the cost reductions were one-time credits and incentives that are not expected to continue in the future.

Depreciation and amortization expense increased for the three months ending March 31, 2002 from the three months ending March 31, 2001 due to the addition of $0.4 million in leasehold improvements in late 2001 and the first quarter of 2002, as well as the addition of $1.0 million in capitalized research and development costs during 2001. Depreciation of improvements and amortization of capitalized software development costs were $0.2 million for the three months ended March 31, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. As a result of this commitment we invested substantial amounts in research and development. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the on-going development of products that were recently introduced to the market. Our research and development costs for computer products to be sold, leased or otherwise marketed were $0.9 million for the three months ended March 31, 2002 as compared to $1.4 million for the three months ended March 31, 2001.

We capitalized $0.1 million in software development costs during the three months ended March 31, 2002 in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. In the three months ended March 31, 2001 we did not capitalize any software development costs. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

Of the total capitalized research and development costs, $0.2 million and $0.1 million were amortized in the three months ended March 31, 2002 and 2001, respectively.

Operating Income/(Loss)

The Software Solutions Segment earned an operating income of $0.7 million for the three months ended March 31, 2002 as compared to an operating loss of $1.5 million for the three months ended March 31, 2001 as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment decreased to $1.3 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. The components of this segment's operating costs for the three months ended March 31, 2002 and the same period in 2001 were:

Unaudited
(in thousands)                                 Three months ending March 31,
                                               -----------------------------

                                                2002                   2001
                                                ----                   ----
Salaries and benefits                         $  575                 $  741
Selling, general and administrative              696                    674
Depreciation and amortization                     42                     35
                                              ------                 ------

Total operating expenses                      $1,313                 $1,450
                                              ======                 ======

The reduction of $0.2 million in salaries and benefits for the three months ending March 31, 2002 compared to the three months ending March 31, 2001 is due to workforce reductions for the three months ending March 31, 2001.

NON-OPERATING RESULTS

Interest Income

Interest income remained constant at $0.1 million for the three months ended March 31, 2002 and the same period in 2001.

Interest Expense

Interest expense decreased to $1.7 million for the three months ending March 31, 2002 from $2.8 million for the three months ending March 31, 2001. The decrease from 2001 to 2002 was due to a reduction in the 12 3/8% senior discount notes as a result of significant debt/equity swaps during 2001 that are more fully described in Note 6 to the unaudited consolidated financial statements.

Foreign Exchange Gain

We had a net foreign exchange gain of $0.4 million for the three months ended March 31, 2002, compared to a net foreign exchange gain of $4.4 million for the three months ended March 31, 2001. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities is denominated in Euros, including capital lease obligations, notes payable (including the notes issued in our public bond offering), and cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Extraordinary Gain

We recorded an extraordinary gain of $0.9 million (net of applicable income taxes of $0.3 million) for the three months ended March 31, 2001 in two separate debt extinguishment transactions as described in Note 6 to the unaudited consolidated financial statements. There were no extraordinary gains or losses for the three months ended March 31, 2002.

The 12 3/8% senior discount notes that we re-acquired in the above exchanges have not been retired. We will consider additional repurchases of our senior discount notes if opportunities arise to complete these transactions on favorable terms.

Minority Interest

We recorded the minority interest in losses from Euronet Sigma Nusantara, an Indonesia company. We own 80% of Sigma Nusantara's shares.

Discontinued Operations

We intend to sell our processing business in France. Consequently, we have reclassified the operational results for France for all reported periods to discontinued operations. We disclose the relevant assets and liabilities from discontinued operations in accordance with SFAS 144. The losses from France operations reported as discontinued operations for the three months ended March 31, 2002 were $0.2 million as compared to $0.7 million for the three months ended March 31, 2001.

On January 4, 2002, we sold substantially all of the DASH assets to ALLTEL Information Services for $6.8 million in cash. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with ALLTEL. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income from the discontinued operations of DASH of $0.1 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS
144. We previously reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment.

Net Income/(Loss)

Our net income increased to $3.6 million during the three months ended March 31, 2002 from a net loss of $1.0 million for the three months ended March 31, 2001, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

We financed our historical operations and capital expenditures primarily through the proceeds from the 1998 issue of euro denominated 12 3/8% notes payable, the 1997 public equity offering, equipment lease financing and private placements of equity securities. We have used the net proceeds of these transactions, together with revenues from operations and interest income, to fund aggregate net losses of approximately $120.0 million, investments in property, plant and equipment of approximately $57.0 million, and acquisitions of $24.6 million.

At March 31, 2002, we had cash and cash equivalents of $22.1 million. We had $6.1 million of restricted cash held as security with respect to cash provided by banks participating in our ATM network, to cover guarantees on financial instruments and as deposits with customs officials. In addition to the assets held on the balance sheet at March 31, 2002, we held repurchased notes payable with a face value of euro 79.1 million ($68.9 million as of March 31, 2002) and a fair market value estimated at March 31, 2002 of $62.0 million.

On June 28, 2000 we entered into an unsecured revolving credit agreement providing a facility of up to $4.0 million from three shareholders, one of which was Michael J. Brown, Euronet's CEO and a director. This credit facility was renewed twice and was due and payable on June 28, 2002. We issued 300,000 warrants in conjunction with the issuance and extensions to this facility. On May 29, 2001, we drew $2.0 million and issued an additional 160,000 warrants based on the terms of the credit agreement. The warrant strike price was set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10 percent. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Mr. Brown in cash.

The exercise prices for the warrants for the other two shareholders were $7.00 per share for the 100,000 warrants issued as of June 28, 2000, $4.12 per share for the 100,000 warrants issued as of December 29, 2000, $5.92 per share for the 160,000 warrants issued as of May 29, 2001 and $6.70 per share for the 100,000 warrants issued as of June 28, 2001. The exercise prices for the warrants for Michael J. Brown were $8.25 per share for the 100,000 warrants issued as of June 28, 2000, $4.12 per share for the 100,000 warrants issued as of December 29, 2000, $7.05 per share for the 160,000 warrants issued as of May 29, 2001 and $9.00 per share for the 100,000 warrants issued as of June 28, 2001.

In 2001, two participants in the revolving credit agreement elected to exercise a total of 361,000 warrants for an equal number of shares. We received a total amount of $2.1 million in cash from these transactions.

We elected not to renew the credit agreement in December 2001 and, on March 21, 2002, we repaid the outstanding credit facility debt in full. Payment consisted of $2.0 million in principal and interest. As of March 31, 2002, 99,000 warrants remain outstanding with respect to this credit facility. Additional warrants were exercised in May 2002 as described more fully in Note 12 to the unaudited consolidated financial statements.

In January 2001, we entered into an unsecured credit facility loan agreement under which we borrowed $0.5 million from Michael Brown in order to fund transactions on our Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but the amounts were extended for a second six-month period. Amounts advanced bear interest of 10% per annum. In January 2002 we paid in full the loan principal and related interest totaling $0.5 million.

In 2000, Mr. Brown pledged approximately $4.0 million of marketable securities that he owns (not including any of our common stock) in order to obtain the release of cash collateral of $4.8 million held by a bank providing cash to our ATM network in Hungary. We did not have to pay any consideration for this security pledge. On March 14, 2002, we obtained a letter of credit supported by a certificate of deposit for $5.0 million that replaced Mr. Brown's security pledge, as well as a related $0.8 million letter of credit and certificate of deposit.

We leased many of our ATMs under capital lease arrangements that expire between 2002 and 2008. The leases bear interest between 8% and 12% per annum. As of March 31, 2002, we owed $10.9 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although strategies that promote outsourcing and redeployment of underperforming ATMs will reduce some of these requirements. Acquisitions of related ATM businesses and investments in new markets will require additional capital expenditures. Fixed asset purchases for 2002 are currently estimated to be in the range of $10 to $13 million, subject to our evaluation of acceptable returns and transaction levels of new ATM investment, particularly in the United Kingdom.

Effective July 1, 2001, we implemented our Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase common stock through payroll deductions according to specific eligibility and participation requirements. We completed a series of offerings of three months duration with new offerings commencing on January 1, April 1, July 1, and October 1 of each year. Under the plan, participating employees are granted options which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of common stock options purchased is the lesser of 85% of the "fair market value" (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. The options are funded by participating employees' payroll deductions or cash payments. Under the provisions of the ESPP, we reserved 500,000 shares of common stock of which we had issued 226,454 shares as of March 31, 2002. We intend to qualify this plan as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986. During the three months ended March 31, 2002, we issued 51,924 shares at a price of $14.45 per share, resulting in proceeds to us of $0.75 million.

In 2002, we made matching contributions of 9,647 shares of stock in conjunction with our 401(k) employee benefits plan for plan year 2001. Under the terms of this plan, employer matching contributions consist of two parts, referred to as "basic" and "discretionary". The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our board of directors for a plan year and is allocated in proportion to employee elective deferrals. As of March 31, 2002, total employer matching contributions since inception of the plan has consisted of 25,922 shares under the basic match and 16,275 shares under the discretionary matching contribution.

We reduced the total book value of our long term 12 3/8% senior discount notes from $82.3 million at March 31, 2001, to $38.7 million at March 31, 2002. We did this through a series of debt-for-debt and debt-for-equity exchanges as more fully described in Note 6 to our March 31, 2002 unaudited consolidated financial statements and in Note 11 to our consolidated financial statements for the year ending December 31, 2001. Due to market and other factors, we may not be able to continue to successfully implement these exchanges in 2002 and beyond. We are required to commence cash payments of interest on these notes on January 1, 2003. At current debt levels, we will be required to make approximately $2.5 million in interest payments on a semi-annual basis beginning January 1, 2003. The full principal balance of these notes will be due and payable on July 1, 2006.

We have no significant off-balance sheet items.

Based on our current business plan and financial projections, we expect to continue to improve operating income and generate net cash inflows from our operating activities in 2002. In our Processing Services Segment, we anticipate that increased transaction levels in our ATM network will result in additional revenues without a corresponding increase in expenses. In addition, we expect to further expand our ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, we believe our operating costs are now more in line with anticipated revenues. We believe that certain asset sales and cash and cash equivalents will provide us with sufficient capital. As a result, we believe that we have sufficient liquid resources to meet current and future cash requirements. We will continue our policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if we think they can contribute to fulfilling our financial and strategic business objectives, particularly if attractive acquisition opportunities present themselves.

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents increased to $22.1 million at March 31, 2002 from $8.8 million at December 31, 2001 primarily due to the following activity:

     o    Net proceeds from the sale of DASH of $6.5 million as described in
          Note 8 to our unaudited consolidated financial statements,

     o Net proceeds from the private placement of equity in February 2002 of $11.9 million as described in Note 11 to our unaudited consolidated financial statements, and

     o Offset by the transfer of $5.0 million to restricted cash as described in the restricted cash caption below.

Restricted cash

Restricted cash increased to $6.1 million at March 31, 2002 from $1.9 million at December 31, 2001. The majority of restricted cash is held as security with respect to cash provided in Hungary and Poland by banks participating in our ATM network. The increase is due to the pledge of cash to purchase a $5.0 million surety bond as cash collateral for the Hungarian ATM network, to replace Mr. Brown's $4.0 million security pledge and a related $0.8 million certificate of deposit previously obtained for the same purpose.

Trade accounts receivable

Trade accounts receivable decreased to $8.3 million at March 31, 2002 from $8.9 million at December 31, 2001 primarily due to improved collections.

Assets from discontinued operations

Assets from discontinued operations represent the net assets for France as at March 31, 2002 and for France and DASH as at December 31, 2001. The decrease results from the sale of substantially all of DASH's assets from discontinued operations as discussed in Note 8 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment decreased to $27.6 million at March 31, 2002 from $29.1 million at December 31, 2001. This decrease results from fixed asset depreciation in excess of fixed asset additions.

Intangible assets

Net intangible assets decreased to $1.5 million at March 31, 2002 from $1.6 million at December 31, 2001. The intangible asset is goodwill related to the 1999 acquisition of SBK, a German ATM company.

Other assets

Other assets decreased to $3.1 million at March 31, 2002 from $3.3 million at December 31, 2001 due to the amortization of capitalized software development costs.

Current liabilities

Current liabilities decreased to $20.6 million at March 31, 2002 from $23.6 million at December 31, 2001. This decrease results primarily from the $2.0 million repayment of the shareholder credit facility discussed in Note 5 to our unaudited consolidated financial statements.

Liabilities from discontinued operations

Liabilities from discontinued operations represent the net liabilities for France as at March 31, 2002 and for France and DASH as at December 31, 2001. The decrease results from the sale of substantially all of DASH's liabilities from discontinued operations as discussed in Note 8 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $10.9 million at March 31, 2002 from $12.0 million at December 31, 2001. This results from the excess of lease payments over new capital lease obligations.

Notes payable

Notes payable increased to $38.7 million at March 31, 2002 from $38.1 million at December 31, 2001. This results from the following activity:

Balance at December 31, 2001                             $ 38.1
Unrealized foreign exchange gain (euro vs. USD)            (0.6)
Accretion of notes payable interest                         1.2
                                                         ------
Balance at March 31, 2002                                $ 38.7
                                                         ======

Total Stockholders' Equity/Deficit

Total stockholders' equity increased to $9.7 million at March 31, 2002 from a deficit of $7.7 million at December 31, 2001. This results from the following activity:

     o    $3.6 million in net income for the three months ended March 31, 2002,

     o $14.4 million in proceeds from the private placement of equity, the exercise of options and warrants, and employee stock purchases, and

     o    $0.6 million increase in the accumulated comprehensive loss.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

Software Revenue Recognition

Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software license agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue and are included in current liabilities until such time the above revenue recognition criteria are met.

Capitalization of Software Development Costs

     We apply SFAS 2 and 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 25 to the Consolidated Financial Statements for the year ended December 31, 2001--Research and Development). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2002.

In recent periods, profitability has improved in certain countries in which we operate. When a sufficient history of taxable income has been established in these countries, deferred tax assets increasingly will be considered realizable, and the existing valuation allowances will be reduced.

Estimating the Impairment of Long Lived Assets

     We are required to evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (asset group) may not be recoverable. Recoverability of a long-lived asset (asset group) is measured by a comparison of the carrying amount of an asset to projected undiscounted future net cash flows expected to result from the use and eventual disposition of the asset (asset group). Such estimates will exclude interest charges that will be expensed as incurred. Cash flow assumptions are dependent on whether the asset is in use or in development. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets on a discounted cash flow basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future adverse changes in market conditions could result in an inability to recover the carrying amount of an asset, thereby possibly requiring an impairment charge in the future.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS 145

     The Financial Accounting Standards Board (FASB) recently issued Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. In particular, SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from the Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS 145, gains and losses from extinguishment of debt should not be classified as extraordinary unless the extinguishment meets the relevant criteria of APB Opinion 30 and such instances are expected to be rare. SFAS 145 is effective for fiscal years beginning after May 15, 2002 however early adoption is encouraged. We do not expect SFAS 145 to have a material impact on our results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

     o    Our business plans and financing plans and requirements,
     o Trends affecting our business plans and financing plans and requirements,
     o    Trends affecting our business,
     o The adequacy of capital to meet our capital requirements and expansion plans,
     o    The assumptions underlying our business plans,
     o    Business strategy,
     o    Government regulatory action,
     o    Technological advances, and
     o    Projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

     o Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services,
     o    Foreign exchange fluctuations,
     o Competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services,
     o Our relationships with our major customers, sponsor banks in various markets and international card organizations, and
     o    Changes in laws and regulations affecting our business.

These risks and other risks are described elsewhere in this document and our periodic filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Operational Risk; Security

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are certain operational risks inherent in this type of business which can require temporary shut-down of part or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than the ones in Germany are operated through our processing center in Budapest, so any operational problem there may have a significant adverse impact on the operation of our network generally.

We have experienced operations and computer development staff and have created redundancies and procedures, particularly in our Budapest processing center, to mitigate these risks. However, they cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

Our ATM network systems process electronic financial transactions using information that is read by ATMs or point-of-sale terminals from bank debit and credit cards, or that our customers input into our systems for mobile phone recharge services. We capture, transmit, handle and store this sensitive bank card information in performing services for our customers. In addition, our software is designed to permit our customers to operate electronic financial transaction networks similar to our network, so our software is used in handling this type of sensitive information.

These businesses involve certain inherent security risks, in particular the risk of electronic interception and theft of the information for use in fraudulent card transactions. We have incorporated industry standard encryption technology and processing methodology into our systems and software to maintain high levels of security. Although this technology and methodology mitigates security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may be found liable. We are insured against various risks, including theft and negligence, but our insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of any losses arising from security breaches.

In addition to electronic fraud issues, theft and vandalism of ATMs presents risks for our ATM business. We install ATMs at sites that are high flow traffic sites and are exposed to theft and vandalism. Vandalism during the year 2001 increased in some of our markets, particularly in Hungary where a series of incidents were attributed to an organized gang that we believe has been apprehended. Although we are insured against these risks, deductibles, exclusions or limitations in our insurance coverage may leave us bearing some or all of any losses arising from theft or vandalism of ATMs. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

Foreign Exchange Exposure

In the three months ended March 31, 2002, 60.2% of our revenues were generated in Poland, Hungary, the United Kingdom and Germany as compared to 65.6% in the three months ended March 31, 2001. This decrease is due to the overall increase in revenues for our operations, including in these four countries. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the United Kingdom and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively. While a significant portion of our expenditures in these countries are still made in or denominated in U.S. dollars, we are striving to achieve more of our expenses in local currencies to match our revenues.

We estimate that a further 10% depreciation in foreign exchange rates of the Deutsche mark, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar, would have the combined effect of a $2.9 million decrease in the reported net loss. This was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S.
dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro than against the dollar. Accordingly, we believe that our euro denominated debt provides, in the medium to long term, for a closer matching of assets and liabilities than would dollar denominated debt.

Inflation and Functional Currencies

Generally, the countries we operate in have experienced low and stable inflation in recent years. Therefore, the local currency in each of these markets is the functional currency. Although Croatia has maintained relatively stable inflation and exchange rates, the functional currency of our Croatian subsidiary is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. Due to these factors, we do not believe that inflation will have a significant effect on our results of operations or financial position. We continually review inflation and the functional currency in each of the countries where we operate.

Interest Rate Risk

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at March 31, 2002 was $36.2 million compared to a carrying value of $38.7 million. A 1% increase from prevailing interest rates at March 31, 2002 would result in a decrease in fair value of notes payable by approximately $1.2 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.

First Interest Repayment

Beginning January 1, 2003, interest payments of approximately euro 2.8 million ($2.5 million) on our outstanding 12 3/8% senior debt will be payable semi-annually on January 1 and July 1, with the final interest payment due on July 1, 2006. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid on a U.S. GAAP basis. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in euro or euro-linked denominations. Throughout 2002, we will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

In February 2002, we entered into subscription agreements for the sale of 625,000 new shares of our common stock to accredited investors in transactions exempt from registration under the 1933 Securities Act. For more details, please see "Subsequent Events" under Item 7 of our annual report on Form 10-K for the year ended December 31, 2001 and Note 29 to the financial statements filed with the annual report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K
----------------------------------------

(a)  Exhibits

     Exhibit Number    Exhibit Description
     --------------    -------------------

     Exhibit 10.1 Warrant dated January 27, 2002 reflecting the amended terms of the warrants Euronet issued to Michael J. Brown on June 28, 2000 pursuant to the revolving credit agreement among Euronet, Mr. Brown, DST Systems, Inc. and Hungarian-American Enterprise Fund originally dated June 28, 2000.

                       The terms of the warrants Euronet issued to DST Systems, Inc. and Hungarian American Enterprise Fund, and the other warrants issued to Mr. Brown, are similar in all material respects to those set forth in Exhibit 10.1 except for the dates of the warrants issued, the number of warrants, and the exercise prices. This information is set forth in Note 5 to our unaudited consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(b) We filed a report on Form 8-K on January 4, 2002, which we amended twice on January 18, 2002 and May 8, 2002. The items reported were "Item 2. Acquisition or Disposition of Assets" and "Item 5. Other Events and Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 May 15, 2002                            By:  /s/ MICHAEL J. BROWN
                                              --------------------
                                              Michael J. Brown
                                              Chief Executive Officer

                                         By:  /s/ KENDALL COYNE
                                              ---------------------
                                              Kendall Coyne
                                              Chief Financial Officer