Form 10-Q
period 2002-06-30
EURONET WORLDWIDE INC
filed 2002-08-14
CIK 1029199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                -----------------
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                   74-2806888

                      (I.R.S. employer identification no.)

                        4601 COLLEGE BOULEVARD, SUITE 300
                              LEAWOOD, KANSAS 66211
                    (Address of principal executive offices)
                                 (913) 327-4200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of July 31, 2002, the Company had 23,310,700 common shares outstanding.

ITEM 1. FINANCIAL STATEMENTS

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

ASSETS                                                                                   June 30, 2002      Dec. 31, 2001
------                                                                                   -------------      -------------
Current assets:
   Cash and cash equivalents                                                                $    20,546          $   8,818
   Restricted cash                                                                                6,181              1,877
   Trade accounts receivable, net of allowances for doubtful accounts of $489 at
     June 30, 2002 and $675 at December 31, 2001                                                  7,702              8,908
   Costs and estimated earnings in excess of billings on software installation
     contracts                                                                                      867                331
   Assets from discontinued operations                                                              422              1,273
   Prepaid expenses and other current assets                                                      5,423              5,799
                                                                                                 ------             ------
   Total current assets                                                                          41,141             27,006

Property, plant and equipment, net                                                               31,183             29,086
Intangible assets, net                                                                            1,736              1,551
Deposits                                                                                             41                 41
Deferred income taxes                                                                               469                429
Other assets, net                                                                                 4,004              3,278
                                                                                                 ------             ------
Total assets                                                                                $    78,574          $  61,391
                                                                                                 ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY /(DEFICIT)
----------------------------------------------
Current liabilities:
   Trade accounts payable                                                                   $     3,272          $   4,762
   Current installments of obligations under capital leases                                       4,946              4,627
   Accrued expenses and other current liabilities                                                 7,393              7,366
   Short-term borrowings                                                                              -                513
   Advance payments on contracts                                                                  2,079              2,266
   Income taxes payable                                                                             532                 90
   Liabilities from discontinued operations                                                         422                498
   Billings in excess of costs and estimated earnings on software installation
     contracts                                                                                      896              1,457
   Credit facility                                                                                    -              2,000
                                                                                                 ------             ------
   Total current liabilities                                                                     19,540             23,579

Obligations under capital leases, excluding current installments                                  6,487              7,353
Notes payable                                                                                    43,318             38,146
                                                                                                 ------             ------
Total liabilities                                                                                69,345             69,078
                                                                                                 ------             ------

Stockholders' equity / (deficit):
   Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 23,296,379 shares at June 30, 2002 and 22,038,073 at December
     31, 2001                                                                                       466                441
   Additional paid in capital                                                                   135,561            117,940
   Treasury stock                                                                                  (145)              (145)
   Employee loans for stock                                                                        (446)              (463)
   Subscription receivable                                                                          (17)                 -
   Accumulated deficit                                                                         (124,301)          (123,141)
   Restricted reserve                                                                               784                784
   Accumulated other comprehensive loss                                                          (2,673)            (3,103)
                                                                                                 ------            -------
Total stockholders' equity / (deficit)                                                            9,229             (7,687)
                                                                                                 ------            -------
Total liabilities and stockholders' equity / (deficit)                                      $    78,574          $  61,391
                                                                                                 ======            =======

     See accompanying notes to unaudited consolidated financial statements.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
        (In thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

                                                                                    Six Months Ended          Three Months Ended
                                                                                --------------------          ------------------
                                                                                         June 30,                   June 30,
                                                                                         -------                    -------
                                                                                  2002          2001           2002       2001
                                                                                  ----          ----           ----       ----
Revenues:
   ATM network and related revenue                                           $   25,086     $   21,116     $   12,909    $   10,934
   Software, maintenance and related revenue                                      9,479          8,125          4,616         4,149
                                                                             ----------     ----------     ----------    ----------
   Total revenues                                                                34,565         29,241         17,525        15,083
                                                                             ----------     ----------     ----------    ----------
Operating expenses:
   Direct operating costs                                                        13,749         13,069          6,743         6,543
   Salaries and benefits                                                         12,240         13,072          6,162         6,242
   Selling, general and administrative                                            3,066          3,981          1,565         1,978
   Depreciation and amortization                                                  4,411          4,133          2,102         2,044
                                                                             ----------     ----------     ----------    ----------
   Total operating expenses                                                      33,466         34,255         16,572        16,807
                                                                             ----------     ----------     ----------    ----------
Operating income/(loss)                                                           1,099         (5,014)           953        (1,724)
                                                                             ----------     ----------     ----------    ----------
Other (expense)/income:
   Interest income                                                                  164            144             84            35
   Interest expense                                                              (3,361)        (5,011)        (1,707)       (2,200)
   (Loss)/gain on early retirement of debt                                         (164)         8,629           (164)        7,346
   Foreign exchange (loss)/gain, net                                             (3,401)         7,635         (3,813)        3,244
                                                                             ----------     ----------     ----------    ----------
   Total other (expense)/income                                                  (6,762)        11,397         (5,600)        8,425
                                                                             ----------     ----------     ----------    ----------
(Loss)/income from continuing operations before income taxes
   and minority interest                                                         (5,663)         6,383         (4,647)        6,701
Income tax benefit/(expense)                                                      1,403            816           (262)          970
                                                                             ----------     ----------     ----------    ----------
(Loss)/income from continuing operations before minority
   interest                                                                      (4,260)         7,199         (4,909)        7,671

Minority interest                                                                    47              -             21             -

Discontinued operations:
   Income/(loss) from operations of discontinued US and
     France components (including gain on disposal of $4,726
     for the six months ended June 30, 2002 and loss on
     disposal of $119 for the three months ended June 30, 2002)                   4,988           (546)           226           (24)
   Income tax expense                                                            (1,935)             -            (78)            -
                                                                             ----------     ----------     ----------    ----------
     Income/(loss) from discontinued operations                                   3,053           (546)           148           (24)
                                                                             ----------     ----------     ----------    ----------

Net (loss)/income                                                                (1,160)         6,653         (4,740)        7,647
Translation adjustment                                                              430           (206)         1,048          (624)
                                                                             ----------     ----------     ----------    ----------
Comprehensive (loss)/income                                                  $     (730)    $    6,447     $   (3,692)   $    7,023
                                                                             ==========     ==========     ==========    ==========

(Loss)/earnings per share - basic
(Loss)/income from continuing operations before minority
   interest per share                                                        $    (0.19)    $     0.39     $    (0.21)   $     0.40
Income/(loss) from discontinued operations per share                               0.13          (0.03)             -             -
                                                                             ----------     ----------     ----------    ----------
Net (loss)/income per share                                                  $    (0.06)    $     0.36     $    (0.21)   $     0.40
                                                                             ==========     ==========     ==========    ==========
Basic weighted average number of shares outstanding                          22,776,573     18,240,443     23,076,258    19,105,450
                                                                             ==========     ==========     ==========    ==========

(Loss)/earnings per share - diluted
Diluted (loss)/income from continuing operations before
   minority interest per share                                               $    (0.19)    $     0.36     $    (0.21)   $     0.37
Diluted income/(loss) from discontinued operations per share                       0.13          (0.03)             -             -
                                                                             ----------     ----------     ----------    ----------
Diluted net (loss)/income per share                                          $    (0.06)    $     0.33     $    (0.21)   $     0.37
                                                                             ==========     ==========     ==========    ==========
Diluted weighted average number of shares outstanding                        22,776,573     19,968,572     23,076,258    20,803,590
                                                                             ==========     ==========     ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                     2002       2001
                                                                                                     ----       ----
Cash flows from operating activities:
Net (loss) / income                                                                                $  (1,160) $   6,653
Adjustments to reconcile net (loss) / income to net cash provided by / (used in) operating activities:
     Depreciation and amortization                                                                     4,411      4,305
       Unrealized foreign exchange loss / (gain), net                                                  4,665     (6,975)
     Accretion of discount on notes                                                                    2,461      4,088
     (Increase) / decrease in costs and estimated earnings in excess of billings on software
       installation contracts                                                                           (536)       161
     Gain on sale of discontinued operations, net of tax                                              (2,988)         -
     Benefit from deferred income tax                                                                 (1,857)         -
     Loss / (gain) on extinguishment of debt                                                             164     (8,629)
     Loss from discontinued operations, net of tax                                                        65          -
     (Increase) / decrease in restricted cash                                                            (53)       225
     Decrease in trade accounts receivable                                                             1,238        661
     Increase in income tax receivable                                                                     -       (970)
     Decrease / (increase) in prepaid expenses and other current assets                                  635     (1,340)
     Decrease in trade accounts payable                                                               (1,490)      (694)
     Decrease in billings in excess of costs and estimated earnings on software installation
       contracts, net                                                                                   (561)      (923)
     Increase in accrued expenses and other liabilities                                                   89         36
     Decrease in advance payments on contracts                                                          (187)         -
     Other                                                                                               201        519
                                                                                                   ---------  ---------
     Net cash provided by / (used in) operating activities                                             5,097     (2,883)
                                                                                                   ---------  ---------

Cash flows from investing activities:
     Fixed asset purchases                                                                            (4,370)      (535)
     Purchase of restricted certificate of deposit                                                    (4,250)         -
     Purchase of intangibles and other long-term assets                                               (1,150)         -
     Proceeds from sale of fixed assets                                                                  432        317
                                                                                                   ---------  ---------
     Net cash used in investing activities                                                            (9,338)      (218)
                                                                                                   ---------  ---------

Cash flows from financing activities:
     Proceeds from issuance of shares and other capital contributions                                 15,814        637
     (Repayment of) / proceeds from credit facility                                                   (2,000)     2,000
     Repayment of obligations under capital leases                                                    (2,567)    (1,833)
     (Repayments of) / proceeds from other borrowings                                                   (806)       512
     Other                                                                                                 1        157
                                                                                                   ---------  ---------
     Net cash provided by financing activities                                                        10,442      1,473
                                                                                                   ---------  ---------
Effects of exchange rate differences on cash                                                            (280)        96
Proceeds from sale of discontinued operations                                                          5,872          -
Cash used in discontinued operations                                                                     (65)         -
                                                                                                   ---------  ---------
Net increase / (decrease) in cash and cash equivalents                                                11,728     (1,532)
Cash and cash equivalents at beginning of period                                                       8,818      7,151
                                                                                                   ---------  ---------
Cash and cash equivalents at end of period                                                         $  20,546  $   5,619
                                                                                                   =========  =========

See accompanying notes to unaudited consolidated financial statements. See Note
               7 for details of significant non-cash transactions.

                    EURONET WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION

Euronet Worldwide, Inc. ("Euronet" or the "Company") has recently acquired ownership in the following companies:

Asia Electronic Financial Transaction Holdings Limited ("AEFT"), incorporated in Hong Kong, S.A.R. of the People's Republic of China of which 50% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV and 50% of the shares are owned by First Mobile Group Holding ("FMG") AEFT, formerly known as Pacific Apex Holdings Limited, was formed by FMG on January 16, 2002. On January 26, 2002, EFT Services Holding B.V. subscribed to 50% of the shares through the contribution of certain software. AEFT will act as a holding company to own an operating company in Malaysia and possibly other operating companies in Asia. The Company accounts for AEFT using the equity method of accounting.

Europlanet a.d. ("Europlanet"), incorporated in the Federal Republic of Serbia, of which 36% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV, 34% by Komercijalna Banka and 30% by Arius a.d. Europlanet was formed on March 25, 2002, with a cash investment and contributions of licensed software by Komercijalna Banka; contributions of software, hardware, lease rights and certain contract rights by Arius a.d.; and contributions of certain software by the Company. During the first twelve months of operation of Europlanet, Komercijalna Banka is committed to contribute an additional $240,000 in monthly installments to cover cash flow requirements of Europlanet. Europlanet was formed to own and/or operate and manage ATM machines and point of sale terminals both for their own account and the account of customer banks. The Company accounts for Europlanet using the equity method of accounting.

NOTE 2 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet and subsidiaries have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001, the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company's Form 10-K.

The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING
STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2001.

On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). The adoption of SFAS 141 had no impact on the financial statements.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS 142 apply upon issuance to all goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. In accordance with SFAS 142, we have performed an evaluation and determined that all intangible assets recorded in our consolidated financial statements comprise only goodwill. We have completed the first step of the impairment test required by SFAS 142 and determined that there are no indicators of impairment. The goodwill is reported in the Processing Services Segment and in the Germany reporting unit.

The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $0.2 million for the six months ended and $0.1 million for the three months ended June 30, 2002, as compared to the same periods in the previous year. At June 30, 2002, the Company had goodwill, net of accumulated amortization, of $1.7 million.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The adoption of SFAS 143 had no impact to the financial statements.

On January 1, 2002, we adopted Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The application of this statement resulted in the classification and separate financial statement presentation of certain entities as discontinued operations, which are not included in continuing operations.

On January 4, 2002, the Company sold substantially all of the assets of the United States ATM processing business to ALLTEL Information Services, Inc. ("AIS") in an asset purchase agreement. The United States processing business was owned by the Company's subsidiary EFT Network Services, LLC and was commonly known as "DASH" or the "DASH network." DASH was accounted for as a discontinued operation in accordance with SFAS 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Related assets and liabilities have been segregated and continue to be recorded in the financial statements at their carrying value as of December 31, 2001 (See Note 9 - Discontinued Operations to the unaudited consolidated financial statements).

On July 15, 2002, the Company transferred substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos Origin Services S.A.S. ("Atos") for 1 Euro plus reimbursement of certain operating expenses. France was accounted for as a discontinued operation in accordance with SFAS 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Non-current assets and capital lease obligations related to the France business have been segregated and continue to be recorded in the financial statements at their carrying value as of December 31, 2001 and June 30, 2002. (See Note 9 - Discontinued Operation to the unaudited consolidated financial statements.)

On April 1, 2002, we adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). The Statement covers a variety of technical issues that will not have an impact on our financial statements except for the rescission of SFAS 4, Reporting Gains and Losses from the Extinguishment of Debt. SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of related income tax effect. Under SFAS 145, gains and losses from extinguishment of debt should not be classified as extraordinary unless the extinguishment meets the relevant criteria of APB Opinion 30 (Opinion 30) and such instances are expected to be rare. The rescission of SFAS 4 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. In accordance with SFAS 145, we have classified gains and losses from extinguishment of debt as other income for current and prior periods in lieu of classification as an extraordinary item as previously required.

There have been no further significant additions to or changes in the accounting policies of the Company since December 31, 2001.

NOTE 4 - EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. For the three month and six month periods ended June 30, 2002 the effect of potential common stock is antidilutive because a net loss exists, accordingly dilutive earnings per share does not assume the exercise of outstanding stock options and warrants. For the three month and six month periods ended June 30, 2001, dilutive earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable.

Weighted average shares including the dilutive effect of stock options of 1,535,603 and warrants of 162,537 amount to 20,803,590 for the three months ended June 30, 2001. Weighted average shares including the potentially dilutive effect of stock options of 2,972,414 and warrants of 184,616 would have amounted to 26,233,288 for the three months ended June 30, 2002.

Weighted average shares including the dilutive effect of stock options of 1,557,709 and warrants of 170,420 amount to 19,968,572 for the six months ended June 30, 2001. Weighted average shares including the potentially dilutive effect of stock options of 3,129,219 and warrants of 194,133 would have amounted to 26,099,925 for the six months ended June 30, 2002.

NOTE 5 - BUSINESS SEGMENT INFORMATION

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

The Company divides the Processing Services Segment into three sub-segments: the "Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the "Western European Sub-segment" (including Germany and the United Kingdom) and the "Other Operations Sub-segment" (including Indonesia, Egypt and unallocated processing center costs).

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was in previous filings reported under the Western European Sub-Segment and DASH was previously reported under the Other Operations Sub-segment.

The following tables present the segment results of the Company's operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.

 (unaudited)
 (in thousands)

                                                 Processing Services
                                                 -------------------
                                                                               Processing
 For the three months ended                       Central   Western             Services  Software   Corporate
 June 30, 2002                                    Europe    Europe    Other      Total    Solutions  Services    Total
 -------------                                    ------    ------    -----      -----    ---------  --------    -----
 Total revenues                                  $  6,534  $   6,325  $   75    $ 12,934   $  4,761  $      -   $ 17,695
                                                 --------  ---------  ------    --------   --------  --------   --------
 Direct operating costs                             3,394      3,262      43       6,699        114         -      6,813
 Salaries and benefits                                899        635   1,037       2,571      3,176       415      6,162
 Selling, general and administrative                  428        570    (865)        133        677       755      1,565
 Depreciation and amortization                      1,036        788     155       1,979        251       (86)     2,144
                                                 --------  ---------  ------    --------   --------  --------   --------
 Total operating expenses                           5,757      5,255     370      11,382      4,218     1,084     16,684
                                                 --------  ---------  ------    --------   --------  --------   --------
 Operating income / (loss)                            777      1,070    (295)      1,552        543    (1,084)     1,011
 Interest income                                        9          4       1          14         65         5         84
 Interest expense                                    (208)       (75)      -        (283)         -    (1,424)    (1,707)
 Loss on early retirement on debt                       -          -       -           -          -      (164)      (164)
 Foreign exchange gain / (loss), net                  279        436     750       1,465          -    (5,278)    (3,813)
                                                 --------  ---------  ------    --------   --------  --------   --------
 Income / (loss) from continuing
   operations before income taxes                $    857  $   1,435  $  456    $  2,748   $    608  $ (7,945)  $ (4,589)
                                                 ========  =========  ======    ========   ========  ========   ========

 Minority interest                               $      -  $       -  $   21    $     21   $      -  $      -   $     21
 Income from discontinued operations
   before income taxes                           $      -  $     226  $    -    $    226   $      -  $      -   $    226

 Assets as of June 30, 2002
 Segment assets                                  $ 26,464  $  20,166  $5,574    $ 52,204   $ 12,720  $ 13,650   $ 78,574
 Fixed assets                                    $ 14,713  $  12,660  $2,731    $ 30,104   $    953  $    126   $ 31,183

(unaudited)
(in thousands)

                                                 Processing Services
                                                 -------------------
                                                                               Processing
For the three months ended                        Central   Western             Services  Software   Corporate
June 30, 2001                                     Europe    Europe    Other      Total    Solutions  Services     Total
-------------                                     ------    ------    -----      -----    ---------  --------     -----
Total revenues                                   $  5,934  $   5,001  $    -    $ 10,935   $  4,193  $      -   $ 15,128
                                                 --------  ---------  ------    --------   --------  --------   --------
Direct operating costs                              3,620      2,702       -       6,322        266         -      6,588
Salaries and benefits                                 787        483   1,011       2,281      3,040       921      6,242
Selling, general and administrative                   464        265    (478)        251        825       902      1,978
Depreciation and amortization                         979        713     199       1,891        117        36      2,044
                                                 --------  ---------  ------    --------   --------  --------   --------
Total operating expenses                            5,850      4,163     732      10,745      4,248     1,859     16,852
                                                 --------  ---------  ------    --------   --------  --------   --------
Operating income / (loss)                              84        838    (732)        190        (55)   (1,859)    (1,724)
Interest income                                        12          7       2          21         (9)       23         35
Interest expense                                     (215)       (46)      -        (261)         -    (1,939)    (2,200)
Gain on early retirement on debt                        -          -       -           -          -     7,346      7,346
Foreign exchange gain / (loss), net                   311       (106)    740         945          -     2,299      3,244
                                                 --------  ---------  ------    --------   --------  --------   --------
Income / (loss) from continuing operations
   before income taxes                           $    192  $     693  $   10    $    895   $    (64) $  5,870   $  6,701
                                                 ========  =========  ======    ========   ========  ========   ========

Minority interest                                $      -  $       -  $    -    $      -   $      -  $      -   $      -
(Loss) / income from discontinued
   operations before income taxes                $      -  $    (280) $  256    $    (24)  $      -  $      -   $    (24)

Assets as of December 31, 2001
Segment assets                                   $ 25,548  $  17,561  $4,150    $ 47,259   $  8,409  $  5,723   $ 61,391
Fixed assets                                     $ 14,956  $  11,744  $1,085    $ 27,785   $  1,243  $     58   $ 29,086

(unaudited)
(in thousands)

                                                     Processing Services
                                                     -------------------
                                                                               Processing
For the six months ended                          Central   Western             Services  Software   Corporate
June 30, 2002                                     Europe    Europe    Other      Total    Solutions  Services     Total
-------------                                     ------    ------    -----      -----    ---------  --------     -----
Total revenues                                   $ 12,670  $  11,887  $  554    $ 25,111   $  9,669  $      -   $ 34,780
                                                 --------  ---------  ------    --------   --------  --------   --------
Direct operating costs                              6,642      6,541     130      13,313        551         -     13,864
Salaries and benefits                               1,799      1,340   2,052       5,191      6,059       990     12,240
Selling, general and administrative                   882        989  (1,560)        311      1,304     1,451      3,066
Depreciation and amortization                       2,056      1,508     450       4,014        483       (44)     4,453
                                                 --------  ---------  ------    --------   --------  --------   --------
Total operating expenses                           11,379     10,378   1,072      22,829      8,397     2,397     33,623
                                                 --------  ---------  ------    --------   --------  --------   --------
Operating income / (loss)                           1,291      1,509    (518)      2,282      1,272    (2,397)     1,157
Interest income                                        17          6       2          25        130         9        164
Interest expense                                     (419)      (148)      -        (567)         -    (2,794)    (3,361)
Loss on early retirement on debt                        -          -       -           -          -      (164)      (164)
Foreign exchange gain / (loss), net                    99        337     809       1,245          -    (4,646)    (3,401)
                                                 --------  ---------  ------    --------   --------  --------   --------
Income / (loss) from continuing operations
   before income taxes                           $    988  $   1,704  $  293    $  2,985   $  1,402  $ (9,992)  $ (5,605)
                                                 ========  =========  ======    ========   ========  ========   ========

Minority interest                                $      -  $       -  $   47    $     47   $      -  $      -   $     47
Income from discontinued operations before
   income taxes                                  $      -  $      45  $4,943    $  4,988   $      -  $      -   $  4,988

Assets as of June 30, 2002
Segment assets                                   $ 26,464  $  20,166  $5,574    $ 52,204   $  12,720 $ 13,650   $ 78,574
Fixed assets                                     $ 14,713  $  12,660  $2,731    $ 30,104   $     953 $    126   $ 31,183

(unaudited)
(in thousands)

                                                     Processing Services
                                                     -------------------
                                                                               Processing
For the six months ended                          Central   Western             Services  Software   Corporate
June 30, 2001                                     Europe    Europe    Other      Total    Solutions  Services     Total
-------------                                     ------    ------    -----      -----    ---------  --------     -----
Total revenues                                   $ 11,423  $   9,694  $    -    $ 21,117   $  8,214  $      -   $ 29,331
                                                 --------  ---------  ------    --------   --------  --------   --------
Direct operating costs                              7,143      5,489       -      12,632        527         -     13,159
Salaries and benefits                               1,518        988   1,649       4,155      7,255     1,662     13,072
Selling, general and administrative                   892        574    (849)        617      1,788     1,576      3,981
Depreciation and amortization                       1,982      1,420     423       3,825        237        71      4,133
                                                 --------  ---------  ------    --------   --------  --------   --------
Total operating expenses                           11,535      8,471   1,223      21,229      9,807     3,309     34,345
                                                 --------  ---------  ------    --------   --------  --------   --------
Operating income / (loss)                            (112)     1,223  (1,223)       (112)    (1,593)   (3,309)    (5,014)
Interest income                                        36         30       4          70         23        51        144
Interest expense                                     (477)       (78)      -        (555)         -    (4,456)    (5,011)
Gain on early retirement on debt                        -          -       -           -          -     8,629      8,629
Foreign exchange (loss) / gain, net                   100       (216)    279         163         (1)    7,473      7,635
                                                 --------  ---------  ------    --------   --------  --------   --------
Income / (loss) from continuing operations
   before income taxes                           $   (453) $     959  $ (940)   $   (434)  $ (1,571) $  8,388   $  6,383
                                                 ========  =========  ======    ========   ========  ========   ========

Minority interest                                $      -  $       -  $    -    $      -   $      -  $      -   $      -
(Loss) / income from discontinued
   operations before income taxes                $      -  $    (947) $  401    $   (546)  $      -  $      -   $   (546)

Assets as of December 31, 2001
Segment assets                                   $ 25,548  $  17,561  $4,150    $ 47,259   $  8,409  $  5,723   $ 61,391
Fixed assets                                     $ 14,956  $  11,744  $1,085    $ 27,785   $  1,243  $     58   $ 29,086


The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

(unaudited)
(in thousands)

                                                  For the three months ended            For the six months ended
                                                June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                                -------------     -------------      -------------     -------------
Revenues:
   Total revenues for reportable segments            $ 17,695          $ 15,128           $ 34,780          $ 29,331
   Elimination of inter segment revenues                 (170)              (45)              (215)              (90)
                                                     --------          --------           --------          --------
   Total consolidated revenues                       $ 17,525          $ 15,083           $ 34,565          $ 29,241
                                                     ========          ========           ========          ========

(unaudited)
(in thousands)
                                                  For the three months ended            For the six months ended
                                                June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                                -------------     -------------      -------------     -------------
Operating expense:
   Total operating expense for reportable
      segments                                       $ 16,684          $ 16,852           $ 33,623          $ 34,345
   Elimination of inter segment expenses                 (112)              (45)              (157)              (90)
                                                     --------          --------           --------          --------
   Total consolidated operating expenses             $ 16,572          $ 16,807           $ 33,466          $ 34,255
                                                     ========          ========           ========          ========

Total revenues for the six-month periods ended June 30, 2002 and June 30, 2001 and long-lived assets as of June 30, 2002 and December 31, 2001 for the Company, analyzed by geographical location, are as follows:

(unaudited)
(in thousands)
                      Total Revenues                 Long-lived Assets
                      --------------                 -----------------
                 For the six months ended                  As of
                  June 30,        June 30,      June 30,       December 31,
                    2002            2001          2002             2001
                    ----            ----          ----             ----

United States     $ 9,669         $ 8,214       $   953           $ 1,243
Germany             5,437           4,900         3,385             3,705
Poland              5,946           5,932         8,178             9,275
Hungary             3,716           3,584         6,944             5,391
UK                  6,450           4,794         9,039             7,688
Other               3,347           1,817         2,684             1,784
                  -------         -------       -------           -------
Total             $34,565         $29,241       $31,183           $29,086
                  =======         =======       =======           =======


Total revenues are attributed to countries based on the location of the customer for the ATM and related services segment. All revenues generated by Software Solutions Segment activities are attributed to the United States. Long lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 6 - CREDIT FACILITY

On June 28, 2000, the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six-month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility were to be repaid by June 28, 2002.

A commitment fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10 percent. An additional 100,000, and 100,000 warrants, on the same terms, were issued on January 2, 2001 and June 28, 2001, respectively, for the subsequent extensions of the facility. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Mr. Brown in cash. Warrants were issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. On May 29, 2001, the Company drew $2.0 million and issued 160,000 warrants in respect of such draw.

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

In May 2002, in two separate transactions, two participants in the Credit Agreement elected to exercise warrants to purchase a total of 99,000 shares. The total amount of cash received from these transactions was $0.7 million.

As of June 30, 2002, there are no further warrants outstanding related to this credit facility.

NOTE 7 - EXTINGUISHMENT OF DEBT

During February 2001, the Company exchanged 3,000 units (principal amount of Euro 1.5 million) of its 12 3/8% senior discount notes (the "Senior Discount Notes") and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.5 million recognized as a gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($1.1 million) and the fair market value of the common stock issued ($0.6 million), offset by the write-off of the allocated unamortized deferred financing costs. This transaction was exempt from registration in accordance with the U.S. Securities Act of 1933 (the "Act").

During March 2001, the Company exchanged 8,750 units (principal face amount of Euro 4.5 million) of its Senior Discount Notes for two new senior discount notes having an aggregate face amount of $3.0 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the New Notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued; therefore, the New Notes are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an extinguishment of debt and issuance of new debt with a resulting $0.7 million recognized as a gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt extinguished ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with the Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

During the three months ended June 30, 2001, in seven separate transactions, the Company exchanged 45,600 units (principal amount of Euro 23.3 million) of its Senior Discount Notes and 136,800 warrants for 1,596,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $7.4 million recognized as a gain on such extinguishment. The extinguishment gain represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($17.8 million) and the fair market value of the common stock issued ($9.9 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.4 million). These transactions were exempt from registration in accordance with the Act.

These transactions result in a combined gain of $8.6 million for the six months ended June 30, 2001.

For a description of additional debt extinguishments during 2001, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2001.

During May 2002, in a single transaction, the Company exchanged 2,500 units (principal amount of Euro 1.3 million) of its 12 3/8% Senior Discount Notes for 75,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with a resulting $0.1 million recognized as a loss on such extinguishment. The loss on such extinguishment is calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished ($1.2 million) and the fair market value of the common stock issued ($1.3 million), offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with the Act.

During June 2002, in a single transaction, the Company exchanged $0.8 million of the New Notes for 56,483 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an extinguishment of debt with no significant gain or loss resulting from such extinguishment. The gain or loss on such an extinguishment is calculated as the difference between the allocated carrying value of the debt and any related warrants extinguished ($0.8 million) and the fair market value of the common stock issued ($0.8 million). The transaction is exempt from registration in accordance with the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

Additionally, on July 19, 2002 the Company redeemed 17,700 units (principal amount of Euro 9.0 million) of its 12 3/8% Senior Discounts Notes for $9.7 million in cash plus accrued interest. (See Note 12 - Subsequent Events to the unaudited consolidated financial statements.)

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the

Company, in order to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance was made, but were extended for a second six-month period. The loans were unsecured. Amounts advanced bore interest of 10% per annum. In January 2002, the loan of $0.5 million and related interest was paid in full.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4.0 million of marketable securities (not including any common stock of the Company) that he owns to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company's ATM network in Hungary. No consideration was payable for providing this security. On March 14, 2002, a letter of credit was obtained by the Company in the amount of $5.0 million which replaced the above security pledge by Michael J. Brown and a related $0.8 million letter of credit supported by a certificate of deposit that had been obtained for the same purpose. The $5.0 million letter of credit has subsequently been replaced by a new letter of credit for $2.0 million. (See Note 12 - Subsequent Events to the unaudited consolidated financial statements.)

For the three-month and six-month periods ended June 30, 2002, the Company recorded $0.1 million in revenue related to CashNet Telecommunications Egypt SAE ("CashNet"), a 10% owned affiliate, with respect to a data processing and technical services agreement. CashNet was formed to own and/or operate and manage ATM machines and point of sale terminals for both their own account and for the account of customer banks. The Company currently monitors and processes transactions for all CashNet ATMs.

For the three months ended June 30, 2002, the Company recorded $0.1 million in revenue related to Europlanet.

NOTE 9 - DISCONTINUED OPERATIONS

Sale of US Processing Services Business

On January 4, 2002, the Company concluded an Asset Purchase Agreement with AIS, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to AIS for $6.8 million in cash. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to provide for the payment of any damages that might arise from any breach of the representations and warranties contained in the Asset Purchase Agreement and certain post-closing adjustments. DASH is a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. DASH, Euronet USA and AIS are parties to the Asset Purchase Agreement. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction. As discussed in Note 10, the Company entered into a separate Software License Agreement with AIS on January 4, 2002.

Assets/Liabilities From Discontinued Operations

On July 15, 2002, the Company transferred substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos. Non-current assets and capital lease obligations related to the France business have been segregated and continue to be recorded in the financial statements at carrying value as of December 31, 2001 June 30, 2002. An estimated loss on disposal of the France business of $0.1 million was recorded in the second quarter.

As a result of the above, the results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was previously reported under the Western European Sub-segment and DASH was previously reported under the Other Operations Sub-segment. The following pro-forma financial statements show balance sheet extracts as of June 30, 2002 and December 31, 2001 as well as the summary operating results of discontinued operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001.

(unaudited)
(in thousands)                                       As of June 30, 2002                As of December 31, 2001
                                                     -------------------                -----------------------
                                               DASH         France      Total          DASH       France    Total
                                               ----         ------      -----          ----       ------    -----

Current assets                                     $ -      $  -          $  -          $384       $  -     $  384
Fixed assets                                         -       422           422             -        434        434
Long term assets                                     -         -             -           455          -        455
                                                   ---       ---           ---          ----       ----     ------
Total assets from discontinued
   operations                                      $ -      $422          $422          $839       $434     $1,273
                                                   ===      ====          ====          ====       ====     ======

Current liabilities                                $ -      $222          $222          $ 70       $138     $  208
Long term liabilities                                -       200           200             -        290        290
                                                   ---      ----          ----          ----       ----     ------
Total liabilities from discontinued
   operations                                      $ -      $422          $422          $ 70       $428     $  498
                                                   ===      ====          ====          ====       ====     ======


(unaudited)
(in thousands)                                      Three months ended                     Three months ended
                                                       June 30, 2002                         June 30, 2001
                                                       -------------                         -------------
                                               DASH         France      Total          DASH       France      Total
                                               ----         ------      -----          ----       ------      -----

Revenues                                           $ -     $ 241          $241          $616     $  240       $ 856
Operating expenses                                   -       302           302           355        407         762
                                                   ---       ---          ----          ----     ------       -----
Operating income/(loss)                              -       (61)          (61)          261       (167)         94
Other (expense)/income                               -       406           406            (5)      (113)       (118)
Loss on disposal                                     -      (119)         (119)            -          -           -
                                                   ---     -----          ----          ----     ------       -----
Income/(loss) before taxes                           -       226           226           256       (280)        (24)
Income tax expense                                   -       (78)          (78)            -          -           -
                                                   ---     -----          ----          ----     ------       -----
Net income/(loss) of discontinued
   operations                                      $ -     $ 148          $148          $256     $ (280)      $ (24)
                                                   ===     =====          ====          ====     ======       =====


(unaudited)                                          Six months ended                       Six months ended
(in thousands)                                         June 30, 2002                         June 30, 2001
                                                       -------------                         -------------
                                               DASH         France      Total          DASH       France      Total
                                               ----         ------      -----          ----       ------      -----

Revenues                                           $  101     $ 435      $   536        $1,133     $  388     $1,521
Operating expenses                                      3       603          606           728      1,057      1,785
                                                   ------     -----      -------        ------     ------     ------
Operating income/(loss)                                98      (168)         (70)          405       (669)      (264)
Other (expense)/income                                  -       332          332            (4)      (278)      (282)
Gain/(loss) on disposal                             4,845      (119)       4,726             -          -          -
                                                   ------     -----      -------        ------     ------     ------
Income/(loss) before taxes                          4,943        45        4,988           401       (947)      (546)
Income tax expense                                 (1,857)      (78)      (1,935)            -          -          -
                                                   ------     -----      -------        ------     ------     ------
Net income/(loss) of discontinued
   operations                                      $3,086     $ (33)     $ 3,053        $  401     $ (947)    $ (546)
                                                   ======     =====      =======        ======     ======     ======

NOTE 10 - SIGNIFICANT SOFTWARE LICENSE AGREEMENT

On January 4, 2002, the Company entered into a significant Software License Agreement (the "License Agreement") whereby Euronet USA granted AIS a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of Euronet USA's GoldNet ITM ATM Network Processing Software ("GoldNet Software"). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. Under the terms of the License Agreement, AIS has agreed to pay license fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software, and 10% twelve months from the date of the agreement, subject to completion of certain maintenance and support services. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new AIS network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company recognized $1.6 million in revenues associated with the License Agreement during the three months ended June 30, 2002, and $2.9 million during the six months ended June 30, 2002. The Company expects to recognize approximately 70% to 80% of the fees in revenues during 2002 with the remaining to be recognized in 2003.

NOTE 11 - PRIVATE PLACEMENT

On February 6, 2002 we entered into seven subscription agreements for the sale of an aggregate of 625,000 new common shares of the Company. These agreements were signed with certain accredited investors in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was $12.5 million. Net proceeds after $0.8 million in commission fees, legal fees, and Nasdaq registration and filing fees were approximately $11.7 million.

NOTE 12 - SUBSEQUENT EVENTS

On July 9, 2002, a $2.0 million letter of credit was issued to replace a previously issued $5.0 million letter of credit. The $2.0 million letter of credit (the New Letter of Credit) reflects the change in the minimum requirement stipulated by the beneficiary. The $5.0 million letter of credit was fully secured by cash collateral. This cash is classified as Restricted Cash as of June 30, 2002. Upon the issuance of the New Letter of Credit, the cash collateral was decreased accordingly to $2.0 million.

On July 15, 2002, the Company transferred substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos. The France business is classified as discontinued operations in the financial statements. Non-current assets and capital lease obligations related to the France business have been segregated and continue to be recorded in the financial statements at carrying value as of December 31, 2002 and June 30, 2002 (see Note 9). An estimated loss on disposal of the France business of $0.1 million was recorded in the second quarter.

On July 19 2002, the Company exercised its right to partially redeem its 12 3/8% Senior Discount Notes. The Company redeemed 17,700 units (principle amount of Euro 9.0 million) of the Senior Discount Notes for $9.7 million cash plus accrued interest from July 1, 2002 through July 18, 2002. This partial redemption has been accounted for as an extinguishment of debt with approximately

$0.8 million to be recognized as a loss on such extinguishment. The cash payment includes an early redemption premium of approximately 6% as defined in the Senior Discount Notes indenture. No warrants associated with these units were repurchased or otherwise extinguished in this transaction.

As of July 1 2002, the Company may at any time exercise its right to partially or fully redeem the Senior Discount Notes with cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes.

NOTE 13 - RECLASSIFICATION

Certain amounts have been reclassified in the prior periods' unaudited consolidated financial statements to conform to the current periods' unaudited consolidated financial statements presentation.

As described in Note 3, gains and losses from the extinguishment of debt were previously classified as extraordinary items (net of tax). In accordance with SFAS 145, these amounts have been reclassified and reported as other income (pre-tax).

As described in Note 9, France and DASH have been removed from continuing operations and classified under discontinued operations. The assets and liabilities associated with the sale have been classified under assets and liabilities from discontinued operations. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Euronet Worldwide, Inc. is a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We operate an independent automated teller machine, or ATM, network of 2,840 ATMs in Europe (and until January 2002 in the United States). In addition, through our software subsidiary Euronet USA Inc., we offer a suite of integrated software solutions for electronic payment and transaction delivery systems. We offer comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM, POS, and debit card management and transaction software. Our principal customers are banks and other companies such as mobile phone operators that require electronic financial transaction processing services. With nine offices in Europe, one in Indonesia, one in Egypt and two in the United States, Euronet serves clients in more than 60 countries around the world. We changed our name from Euronet Services Inc. to Euronet Worldwide, Inc. in August 2001.

We currently operate in two business segments: the "Processing Services Segment" provides secure processing of electronic financial transactions, and the "Software Solutions Segment" produces application software for the processing of secure electronic financial transactions. The Processing Services Segment comprises our proprietary ATM network, outsourced management of ATMs for banks, and various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our

Software Solutions Segment provides transaction processing software solutions to banks that permit them to operate ATMs and point-of-sale terminals and process financial transactions from those devices, interactive voice response systems, the Internet, and mobile phones.

Our management divides the Processing Services Segment into three geographic sub-segments:

     . Central European Sub-segment (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania)
     . Western European Sub-segment (including Germany and the United Kingdom) . Other Operations Sub-segment (including Indonesia, Egypt and unallocated processing center costs)

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

On January 4, 2002, we sold substantially all of the assets of our ATM processing business in the United States, known as DASH, to ALLTEL Information Services, Inc. for $6.8 million in cash. ALLTEL Information Services, Inc. is a wholly owned subsidiary of ALLTEL Corporation. Approximately $0.7 million of the proceeds is being held in escrow under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with ALLTEL Information Services, Inc. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

On July 15, 2002, we transferred substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos. Non-current assets and capital lease obligations related to the France business have been segregated and continue to be recorded in the financial statements at carrying value as of December 31, 2001 and June 30, 2002. An estimated loss on disposal of the France business of $0.1 million was recorded in the second quarter.

In previous filings, we reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

SEGMENT RESULTS OF OPERATIONS

(unaudited)
(in thousands)
                                                                Revenues                  Operating Income/(Loss)
                                                                --------                  -----------------------
Three months ended June 30,                                2002           2001             2002             2001
---------------------------                                ----           ----             ----             ----
Processing Services:
Central European                                            $ 6,534         $ 5,934         $    777        $     84
Western European                                              6,325           5,001            1,070             838
Other                                                            75               -             (295)           (732)
                                                            -------         -------         --------        --------
Total Processing Services                                    12,934          10,935            1,552             190

Software Solutions                                            4,761           4,193              543             (55)
Corporate Services                                                -               -           (1,084)         (1,859)
Inter segment eliminations                                     (170)            (45)             (58)              -
                                                            -------         -------         --------        --------
Total                                                       $17,525         $15,083         $    953        $ (1,724)
                                                            =======         =======         ========        ========


(unaudited)
(in thousands)
                                                                Revenues                  Operating Income/(Loss)
                                                                --------                  -----------------------
Six months ended June 30,                                2002             2001             2002             2001
-------------------------                                ----             ----             ----             ----
Processing Services:
Central European                                             $12,670          $11,423           $ 1,291        $   (112)
Western European                                              11,887            9,694             1,509           1,223
Other                                                            554                -              (518)         (1,223)
                                                             -------          -------           -------        --------
Total Processing Services                                     25,111           21,117             2,282            (112)

Software Solutions                                             9,669            8,214             1,272          (1,593)
Corporate Services                                                 -                -            (2,397)         (3,309)
Inter-segment eliminations                                      (215)             (90)              (58)             -
                                                             -------          -------           -------        --------
Total                                                        $34,565          $29,241           $ 1,099        $ (5,014)
                                                             =======          =======           =======        ========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

PROCESSING SERVICES SEGMENT

Revenues

Total segment revenues increased 18% or $2.0 million to $12.9 million for the three months ended June 30, 2002 from $10.9 million for the three months ended June 30, 2001, and increased 19% or $4.0 million to $25.1 million for the six months ended June 30, 2002 from $21.1 million for the six months ended June 30, 2001. The increase in revenues is due primarily to the significant increase in transaction volumes and an increase in the number of ATMs that we operated during these periods. We operated 2,247 ATMs as of June 30, 2001 and processed
13.8 million transactions for the three months ended June 30, 2001 and 26.4 million transactions for the six months ended June 30, 2001. As of June 30, 2002, we increased our ATM network by 593 ATMs, or 26%, from June 30, 2001 to a total of 2,840 ATMs. We own 82% of this total number of ATMs, while banks and other financial institutions own the remaining 18%, which we operate through management agreements. We processed 18.7 million transactions for the three months ended June 30, 2002, an increase of 4.9 million transactions, or 36% over the three months ended June 30, 2001. We processed 34.3 million transactions for the six months ended June 30, 2002, an increase of 7.9 million transactions, or 30%, over the six months ended June 30, 2001. The increase in transaction growth is greater than the increase in ATM growth and revenue growth. During this period, there was an increase in ATMs that we operate under ATM management agreements relative to ATMs we own. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines can increase faster than the revenues.

Revenues for the Central European Sub-segment increased 10% or $0.6 million to $6.5 million for the three months ended June 30, 2002 from $5.9 million for the three months ended June 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs operated by us from 1,455 at June 30, 2001 to 1,701 at June 30, 2002, and to increased transaction volumes. Our ability to continue to increase revenues at this rate depends on our ability to sign new contracts to operate more ATMs for banks and financial institutions.

Revenues for the Central European Sub-segment increased 11% or $1.3 million to $12.7 million for the six months ended June 30, 2002 from $11.4 million for the six months ended June 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs operated by us from 1,455 at June 30, 2001 to 1,701 at June 30, 2002, and increased transaction volumes.

Revenues for the Western European Sub-segment increased 26% or $1.3 million to $6.3 million for the three months ended June 30, 2002 from $5.0 million for the three months ended June 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs we operate in this region from 792 at June 30, 2001 to 1,059 at June 30, 2002, and to increased transaction volumes. During this period we also increased transaction fees in certain markets.

Revenues for the Western European Sub-segment increased 23% or $2.2 million to $11.9 million for the six months ended June 30, 2002 from $9.7 million for the six months ended June 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs we operate in this region from 792 at June 30, 2001 to 1,059 at June 30, 2002, and to increased transaction volumes. During this period we also increased transaction fees in certain markets.

Of the net 267 ATMs added from June 30, 2001 to June 30, 2002, to the network in Western Europe 259 ATMs were located in the United Kingdom. Our increase in rollout of ATMs in the United Kingdom during 2001 was based on the ability to charge a transaction fee directly to the person using the ATMs in this market. We expect to significantly reduce the further rollout of ATMs in 2002 in the United Kingdom after reaching our expected levels of 800 to 900 ATMs. Future ATM deployment in the United Kingdom depends on our ability to find additional sites for ATMs that are capable of highly profitable transaction levels. Some machines we have installed recently in the United Kingdom had transaction levels that are lower than those of machines installed earlier. This is partially due to lower transaction levels at ATM machines at sites at where cash is replenished by merchants and certain other sites.

Although these ATMs are profitable, they are generating returns that are lower than we expected. We have implemented a number of responses to this situation, including using lower cost machines at these sites, reducing our rollout of new machines and relocating machines with low transaction volumes in the United Kingdom. The decision to reduce our rate of rollout of ATMs or the continuing weakness of performance of certain ATMs may result in a decrease in growth in our revenues and operating profits in this market.

Revenues for the Other Operations Sub-segment were $0.1 million for the three months ended June 30, 2002 as compared to nil for the three months ended June 30, 2001 and $0.6 million for the six months ended June 30, 2002 as compared to nil for the three months ended June 30, 2001. The increase in revenues in the six months periods is mainly a result of one time set up revenues associated with contracts in Egypt and Indonesia, where we are just beginning operations. We previously reported our revenue from the DASH network under this segment but we sold this network in January 2002 (see Note 9 to the unaudited consolidated financial statements). Therefore, no further revenues will be realized in continuing operations from the DASH business for the year 2002.

Of total segment revenue, approximately 89% is from ATMs we own for the six months ended June 30, 2002 and 91% for the six months ended June 30, 2001. Of total transactions processed, approximately 83% is attributable to ATMs we own for the three months ended June 30, 2002 and 87% for the three months ended June 30, 2001. We believe the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is a positive development and will provide higher marginal returns on investments.

We charge fees for three types of ATM transactions that are currently processed on our ATMs:

     .   Cash withdrawals
     .   Balance inquiries
     . Transactions not completed because the relevant card issuer does not give authorization

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction. Transaction fees for the other two types of transactions are generally substantially less. We include in Processing Services Segment revenues transaction fees payable under the electronic recharge solutions that we sell. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid hours purchased. Generally transaction fees vary from $0.90 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. These fees may come under pricing pressure in the future.

Operating Expenses

Total segment operating expenses increased 7%, or $0.7 million to $11.4 million for the three months ended June 30, 2002 from $10.7 million for the three months ended June 30, 2001. The increase is primarily due to increased salaries to support our operational growth during the period.

Total segment operating expenses increased 8%, or $1.6 million to $22.8 million for the six months ended June 30, 2002 from $21.2 million for the six months ended June 30, 2001. The increase is primarily due to increased salaries to support our operational growth during the period.

Operating expenses for the Central European Sub-segment decreased 2% or $0.1 million to $5.8 million for the three months ended June 30, 2002 from $5.9 million for the three months ended June 30, 2001 and decreased 1% or $0.1 million to $11.4 million for the six months ended June 30, 2002 from $11.5 million for the six months ended June 30, 2001. The decrease in operating expenses for the three month periods ended June 30, 2002 is a result of lower direct operating expenses of $0.2 million offset by increased salary expenses of $0.1 million. We increased the number of ATMs that we operate in this region from 1,455 at June 30, 2001 to 1,701 at June 30, 2002, and increased transaction volumes. Operating expenses decreased in spite of increasing ATMs and transactions due to operational efficiencies and other expense reductions.

Operating expenses for the Western European Sub-segment increased 26% or $1.1 million to $5.3 million for the three months ended June 30, 2002 from $4.2 million for the three months ended June 30, 2001 and increased 22% or $1.9 million to $10.4 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001. The increase in operating expenses was largely the result of an increase in the number of ATMs that we operated over this period, increased direct operating costs and staff increases in our expanding UK market. We increased the number of ATMs that we operate in this region from 792 at June 30, 2001 to 1,059 at June 30, 2002, and transaction volumes increased as a result.

We have not included France in this segment because we transferred substantially all of the non-current assets and capital lease obligations of its processing business in France on July 15, 2002, as further described in Note 9 to the unaudited consolidated financial statements.

Operating expenses for the Other Operations Sub-segment decreased 43% or $0.3 million to $0.4 million for the three months ended June 30, 2002 from $0.7 million for the three months ended June 30, 2001, this decrease is mainly the result of increased allocation of switching fees to direct operating expenses in the Central and Western Sub-segments. Operating expenses decreased 8% or $0.1 million to $1.1 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. This is due to increased allocation of switching fee to direct operating expenses in the Central and Western Sub-segments, offset by one time operating expenses associated with Indonesia in the three months ended March 31, 2002. We have not included the DASH network expenses in this segment because we sold DASH in January 2002 as further described in Note 9 to the unaudited consolidated financial statements.

Direct operating costs in the Processing Services Segment consist primarily of:
   .    ATM installation costs
   .    ATM site rentals
   .    Costs associated with maintaining ATMs
   .    ATM telecommunications
   .    Interest on network cash and cash delivery
   .    Security services to ATMs

These costs increased to $6.7 million for the three months ended June 30, 2002 from $6.3 million for the three months ended June 30, 2001 and increased 6% or $0.7 million to $13.3 million for the six months ended June 30, 2002 from $12.6 million for the six months ended June 30, 2001. This increase is primarily attributable to operating the increased number of ATMs mentioned above. Also, allocations within the Euronet operating companies were made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. These allocations totaled $1.3 million and $1.1 million for the three months ended June 30, 2002 and June 30, 2001, respectively. These allocations totaled $2.6 million and $2.0 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

The components of direct operating costs for the three months and six months ended June 30, 2002 and 2001 were:

(unaudited)
(in thousands)                                              Three months ended June 30,       Six months ended June 30,
                                                            ---------------------------       -------------------------
                                                                  2002             2001              2002          2001
                                                                  ----             ----              ----          ----
ATM communication                                               $  955           $1,086           $ 1,956       $ 2,175
ATM cash filling and interest on network cash                    1,751            1,724             3,463         3,492
ATM maintenance                                                    980              965             1,995         2,073
ATM site rental                                                    875              611             1,659         1,205
ATM installation                                                   124               71               294           114
Transaction processing and ATM monitoring                        1,519            1,445             3,042         2,803
Other                                                              495              420               904           770
                                                                ------           ------           -------       -------
Total direct operating expenses                                 $6,699           $6,322           $13,313       $12,632
                                                                ======           ======           =======       =======

As a percentage of this segment's revenue, direct operating costs fell from 58% for the three months ended June 30, 2001 to 52% for the three months ended June 30, 2002 and decreased from 60% for the six months ended June 30, 2001 to 53% for the six months ended June 30, 2002. On a per-ATM basis, the direct operating costs fell 16% from $2,814 per ATM for the three months ended June 30, 2001 to $2,359 per ATM for the three months ended June 30, 2002 and decreased from $5,622 per ATM for the six months ended June 30, 2001 to $4,688 per ATM for the six months ended June 30, 2002. On a per-transaction basis, the direct operating costs fell 22% from $0.46 per transaction for the three months ended June 30, 2001 to $0.36 per transaction for the three months ended June 30, 2002 and decreased from $0.48 per transaction for the six months ended June 30, 2001 to $0.39 per transaction for the six months ended June 30, 2002. Costs per transaction have decreased because of the combination of increasing transaction volumes on existing sites and having a large fixed direct operating cost structure on these sites. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, there was an increase in the number of ATMs that we operate under ATM management agreements, and these ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental).

Segment salaries and benefits increased 13% to $2.6 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001 and increased 24% to $5.2 million for the six months ended June 30, 2002 from $4.2 million for the six months ended June 30, 2001. This increase reflects the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe, as well as increases in staff levels at the processing center, which were required to maintain quality service in line with rising transaction volumes. As a percentage of this segment's revenue, salaries and benefits decreased from 21% for the three months ended June 30, 2001 to 20% for the three months ended June 30, 2002 and increased from 20% for the six months ended June 30, 2001 to 21% for the six months ended June 30, 2002.

Selling, general and administrative costs allocated to the Processing Services Segment decreased by $0.2 million from $0.3 million for the three months ended June 30, 2001 to $0.1 million for the three months ended June 30, 2002 and decreased 50% to $0.3 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001.

Depreciation and amortization increased marginally from $1.9 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002 and increased 5% to $4.0 million for the six months ended June 30, 2002 from $3.8 million for the six months ended June 30, 2001.

Operating Income/(Loss)

As a result of the factors discussed above, the Processing Services Segment as a whole improved operating income by $1.4 million, reporting operating income of $1.6 million for the three months ended June 30, 2002 as compared to operating income of $0.2 million for the three months ended June 30, 2001 and reporting operating income of $2.3 million for the six months ended June 30, 2002 as compared to an operating loss of $0.1 million for the six months ended June 30, 2001. The Central European Sub-segment improved operating income by $0.7 million, reporting operating income of $0.8 million for the three months ended June 30, 2002 compared to operating income of $0.1 million for the three months ended June 30, 2001 and operating income of $1.3 million for the six months ended June 30, 2002 as compared to an operating loss of $0.1 million for the six months ended June 30, 2001. The Western European Sub-segment reported operating income of $1.1 million for the three months ended June 30, 2002 up from operating income of $0.8 million for the three months ended June 30, 2001 and operating income increased 25% to $1.5 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. The Other Operations Sub-segment reduced its operating loss by $0.4 million to a loss of $0.3 million for the three months ended June 30, 2002 from $0.7 million for the three months ended June 30, 2001 and operating losses decreased 58% to $0.5 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001.

SOFTWARE SOLUTIONS SEGMENT

Revenues

Revenues of the Software Solutions Segment were $4.8 million before inter-segment eliminations for the three months ended June 30, 2002 as compared to $4.2 million for the three months ended June 30, 2001. Segment revenues were $9.7 million before inter-segment eliminations for the six months ended June 30, 2002 as compared to $8.2 million for the six months ended June 30, 2001. Software revenues are grouped into four broad categories:

     .   Software license fees
     .   Professional service fees
     .   Maintenance fees
     .   Hardware sales

Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consulting services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers' software products. Hardware sales revenues are derived from the sale of computer products. The components of software solutions revenue for the three month and six month periods ended June 30, 2002 and 2001 were:

(unaudited)
(in thousands)                                   Three months ended June 30,                Six months ended June 30,
                                                 ---------------------------                -------------------------
                                                    2002                2001                 2002                2001
                                                    ----                ----                 ----                ----
Software license fees                             $2,327              $  885               $4,515              $2,032
Professional service fees                          1,205               1,734                2,046               3,405
Maintenance fees                                   1,182               1,211                2,591               2,412
Hardware sales                                        47                 363                  517                 365
                                                  ------              ------               ------              ------
Total                                             $4,761              $4,193               $9,669              $8,214
                                                  ======              ======               ======              ======

Software license fees increased $1.4 million to $2.3 million for the three month period ended June 30, 2002 from the same period in 2001, and increased $2.5 million to $4.5 million for the six month period ended June 30, 2002 from the same period in 2001. These increases are due primarily to license fees that we obtained as part of the software license agreement with AIS (see Note 10 to the unaudited consolidated financial statements). We recognized $1.6 million and $2.9 million of revenues related to the AIS software license agreement during the three and six month periods ended June 30, 2002, respectively. We believe that the revenues of the Software Solutions Segment will increasingly be derived from our upgraded and new set of software solutions, including our wireless banking solutions.

The decrease in professional service fees of $0.5 million is due to fewer billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Certain professional service fees are bundled in software license contracts and reported as license fees using the percentage of completion method.

The slight increase in maintenance fees from the six months ended June 30, 2001 to the same period in 2002 is due to the completion of several large contracts since June 2001, thereby initiating the maintenance aspect of these contracts, partially offset by termination of maintenance contracts by existing customers. We intend to secure long-term revenue streams through multi-year maintenance agreements with existing and new customers.

The decrease in hardware sales in 2002 from 2001 is mainly attributed to the timing of hardware sales. Hardware sales are generally sporadic as they are generally an incidental component to our software license and professional services offerings. Hardware sales for the six months ended June 30, 2002 includes one significant hardware sale of $0.3 million related to the AIS software license agreement. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define "software sales backlog" as fees specified in contracts, which we have executed and for which we expect recognition of the related revenue within one year. At June 30, 2002, the revenue backlog was $4.2 million as compared to $1.7 million at June 30, 2001. This increase resulted principally from increased sales during the three months ended June 30, 2002 and from the AIS software license agreement, which comprises approximately $1.1 million of the balance. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of:

     .   Salaries and benefits
     .   Selling, general and administrative expenses
     .   Depreciation and amortization.

Total segment operating expenses were relatively unchanged for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Total segment operating expenses decreased $1.4 million for the six months ended June 30, 2002 as compared to the six months ended

June 30, 2001. The components of Software Solutions Segment operating costs for the three and six month periods ended June 30, 2002 and the same periods in 2001 were:

(unaudited)
(in thousands)                                  Three months ended June 30,         Six months ended June 30,
                                                ---------------------------         -------------------------
                                                        2002         2001               2002             2001
                                                        ----         ----               ----             ----

Direct operating costs                                $  114       $  266             $  551           $  527
Salaries and benefits                                  3,176        3,040              6,059            7,255
Selling, general and administrative                      677          825              1,304            1,788
Depreciation and amortization                            251          117                483              237
                                                      ------       ------             ------           ------
Total operating expenses                              $4,218       $4,248             $8,397           $9,807
                                                      ======       ======             ======           ======


Direct operating costs consist of hardware costs and distributor commissions. The decrease in direct operating costs of $0.2 million for the three months ended June 30, 2002 from the three months ended June 30, 2001 is due to a decrease in distributor commissions. Direct costs remained relatively unchanged for the six months ended June 30, 2002 from the six months ended June 30, 2001. The six-month period ended June 30, 2002 includes the cost of the one computer hardware sale as discussed above.

Salary and benefits increased $0.1 million for the three-month period ended June 30, 2002 from the three-month period ended June 30, 2001, and decreased $1.2 million for the six-month period ended June 30, 2002 from the six-month period ended June 30, 2001. During the first quarter of 2001 we reduced our workforce significantly with the primary objective of reducing costs in our Software Solutions Segment to bring them more in line with the anticipated revenue. Because the workforce reductions involved payment of severance equal to several weeks' salary to most employees, the financial impact of these reductions was greater in the second and subsequent quarters of 2001.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2002 from the three months ended June 30, 2001, and the six months ended June 30, 2002 from the six months ended June 30, 2001 was primarily due to our efforts at controlling expenses. Some of the cost reductions were one-time credits and incentives that are not expected to continue in the future.

Depreciation and amortization expense increased for the three months ended June 30, 2002 from the three months ended June 30, 2001 and the six months ended June 30, 2002 from the six months ended June 30, 2001 due to the addition of $0.4 million in leasehold improvements in late 2001 and the first quarter of 2002, as well as the addition of $1.0 million in capitalized software development costs during 2001. Depreciation of improvements and amortization of capitalized software development costs were $0.2 million for the three months ended June 30, 2002, and $0.3 for the six months ended June 30, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. As a result of this commitment we invested substantial amounts in research and development. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for computer products to be sold, leased or otherwise marketed were $0.9 million for the three months ended June 30, 2002 as compared to $1.1 million for the three months ended June 30, 2001. Our research and development costs for computer products to be sold, leased or otherwise marketed were $1.9 million for the six months ended June 30, 2002 as compared to $2.4 million for the six months ended June 30, 2001.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We capitalized $0.1 million in the three months ended June 30, 2002, as compared to $0.2 million capitalized during the three months ended June 30, 2001. We capitalized $0.2 million in the six months ended June 30, 2002, as compared to $0.2 million capitalized during the six months ended June 30, 2001. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

Of the total capitalized research and development costs, $0.2 million and $0.1 million were amortized in the three months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002 and 2001, $0.3 million and $0.1 million were amortized.

Operating Income/(Loss)

The Software Solutions Segment earned an operating income of $0.5 million for the three months ended June 30, 2002 as compared to an operating loss of $0.1 million for the three months ended June 30, 2001 and earned operating income of $1.3 million for the six months ended June 30, 2002 as compared to an operating loss of $1.6 million for the six months ended June 30, 2001 as a result of the factors discussed above.

CORPORATE SERVICES

Operating Expenses

Operating expenses for Corporate Services decreased to $1.1 million for the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001. The components of this segment's operating costs for the three and six month periods ended June 30, 2002 and the same periods in 2001 were:

(unaudited)
(in thousands)                                Three months ended June 30,       Six months ended June 30,
                                              ---------------------------       -------------------------
                                                      2002            2001             2002            2001
                                                      ----            ----             ----            ----
Salaries and benefits                               $  415          $  921           $  990          $1,662
Selling, general and administrative                    755             902            1,451           1,576
Depreciation and amortization                          (86)             36              (44)             71
                                                    ------          ------           ------          ------
Total operating expenses                            $1,084          $1,859           $2,397          $3,309
                                                    ======          ======           ======          ======


The reduction of $0.5 million in salaries and benefits for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is due to workforce reductions during the three months ended March 31, 2001. Because the workforce reductions involved payment of severance equal to several weeks' salary to most employees, the financial impact of these reductions was greater in the second and subsequent quarters of 2001. Additionally, certain salary incentives are included in 2001.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2002 as compared to nil for the three months ended June 30, 2001 and $0.2 million for the six months ended June 30, 2002 compared to $0.1 million for the six months ended June 30, 2001. The increase is primarily due to interest on short-term investments of cash equivalents.

Interest Expense

Interest expense decreased to $1.7 million for the three months ended June 30, 2002 from $2.2 million for the three months ended June 30, 2001 and decreased to $3.4 million for the six months ended June 30, 2002 compared to $5.0 million for the six months ended June 30, 2001. The decrease from 2001 to 2002 was primarily due to a reduction in the Senior Discount Notes as a result of significant debt/equity swaps during 2001 that are more fully described in Note 7 to the unaudited consolidated financial statements.

Foreign Exchange Gain

We had a net foreign exchange loss of $3.8 million for the three months ended June 30, 2002, compared to a net foreign exchange gain of $3.2 million for the three months ended June 30, 2001 and net foreign exchange loss $3.4 million for the six months ended June 30, 2002 compared to a net foreign exchange gain of $7.6 million for the six months ended June 30, 2001. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities is denominated in Euros, including capital lease obligations, notes payable (including the notes issued in our public bond offering), and cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Gain / (Loss) on Early Extinguishment of Debt

We had a loss on early extinguishment of debt of $0.2 million for the three months ended June 30, 2002, compared to a gain on early extinguishment of debt of $7.3 million for the three months ended June 30, 2001. We had a loss on early extinguishment of debt of $0.2 million for the six months ended June 30, 2002, compared to a gain on early extinguishment of debt of $8.6 million for the six months ended June 30, 2001. The 2001 gains were the result of significant note payable extinguishment transactions as described in Note 7 to the unaudited consolidated financial statements. Additionally, the note payables extinguished in 2001 had significantly lower market value than the note payables extinguished in 2002.

The Senior Discount Notes that we re-acquired in the above exchanges have been retired. We will consider additional repurchases of our senior discount notes if opportunities arise to complete these transactions on favorable terms.

Minority Interest

We recorded the minority interest in losses from P. T. Euronet Sigma Nusantara, an Indonesia company. We own 80% of P. T. Sigma Nusantara's shares.

Discontinued Operations

On January 4, 2002, we sold substantially all of the DASH assets to AIS for $6.8 million in cash. Of this amount, $0.7 million is being held in escrow under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with AIS. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income from the discontinued operations of DASH of nil and $0.3 million for the three months ended June 30, 2002 and 2001, respectively.

On July 15, 2002, we transferred substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos for 1 Euro plus reimbursement of certain operating expenses. An estimated loss on disposal of the France business of $0.1 million was recorded in the second quarter of 2002. The income from France operations reported as discontinued operations for the three months ended June 30, 2002 were $0.1 million as compared to a loss of $0.3 million for the three months ended June 30, 2001.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS
144. We previously reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment.

Net Income/(Loss)

We recorded a net loss of $4.7 million during the three months ended June 30, 2002 from a net income of $7.6 million for the three months ended June 30, 2001, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

We financed our historical operations and capital expenditures primarily through the proceeds from the 1998 issue of Euro denominated 12 3/8% notes payable, the 1997 public equity offering, equipment lease financing and private placements of equity securities. We have used the net proceeds of these transactions, together with revenues from operations and interest income, to fund aggregate net losses of approximately $124 million, investments in property, plant and equipment of approximately $64.9 million, and acquisitions of $24.6 million.

At June 30, 2002, we had cash and cash equivalents of $20.5 million. We had $6.2 million of restricted cash held as security with respect to cash provided by banks participating in our ATM network, to cover guarantees on financial instruments and as deposits with customs officials.

On June 28, 2000 we entered into an unsecured revolving credit agreement providing a facility of up to $4.0 million from three shareholders, one of which was Michael J. Brown, Euronet's CEO and a director. This credit facility was renewed twice and was due and payable on June 28, 2002. We issued 300,000 warrants in conjunction with the issuance and extensions to this facility. On May 29, 2001, we drew $2.0 million and issued an additional 160,000 warrants based on the terms of the credit agreement. The warrant strike price was set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10%. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Mr. Brown in cash.

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

In May 2002, two participants in the revolving credit agreement elected to exercise a total of 99,000 warrants for an equal number of shares. We received a total amount of $0.7 million in cash from these transactions.

We elected not to renew the credit agreement in December 2001 and, on March 21, 2002, we repaid the outstanding credit facility debt in full. Payment consisted of $2.0 million in principal and interest. As of June 30, 2002, no warrants remain outstanding with respect to this credit facility.

In January 2001, we entered into an unsecured credit facility loan agreement under which we borrowed $0.5 million from Michael J. Brown in order to fund transactions on our Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but the amounts were extended for a second six-month period. Amounts advanced bear interest of 10% per annum. In January 2002, we paid in full the loan principal and related interest totaling $0.5 million.

In 2000, Michael J. Brown pledged approximately $4.0 million of marketable securities that he owns (not including any of our common stock) in order to obtain the release of cash collateral of $4.8 million held by a bank providing cash to our ATM network in Hungary. We did not have to pay any consideration for this security pledge. On March 14, 2002, we obtained a letter of credit supported by a certificate of deposit for $5.0 million that replaced Michael J. Brown's security pledge, as well as a related $0.8 million letter of credit and certificate of deposit.

We leased many of our ATMs under capital lease arrangements that expire between 2002 and 2008. The leases bear interest between 8% and 12% per annum. As of June 30, 2002, we owed $11.4 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although strategies that promote outsourcing and redeployment of underperforming ATMs will reduce some of these requirements. Acquisitions of related ATM businesses and investments in new markets will require additional capital expenditures. Fixed asset purchases for 2002 are currently estimated to be in the range of $7 to $10 million, subject to our evaluation of acceptable returns and transaction levels of new ATM investment, particularly in the United Kingdom.

Effective July 1, 2001, we implemented our Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase common stock through payroll deductions according to specific eligibility and participation requirements. We completed a series of offerings of three months duration with new offerings commencing on January 1, April 1, July 1, and October 1 of each year. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of common stock options purchased is the lesser of 85% of the "fair market value" (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. The options are funded by participating employees' payroll deductions or cash payments. Under the provisions of the ESPP, we reserved 500,000 shares of common stock of which we had issued 237,476 shares as of June 30, 2002. This plan qualifies as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986. During the three months ended June 30, 2002, we issued 11,022 shares at a price of $13.59 per share, resulting in proceeds to us of $0.1 million. During the six months ended June 30, 2002, we issued 62,946 shares at an average price of $14.30 per share, resulting in proceeds to us of $0.9 million.

In March 2002, we made matching contributions of 9,647 shares of stock in conjunction with our 401(k) employee benefits plan for plan year 2001. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as "basic" and "discretionary". The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our board of directors for a plan year and is allocated in proportion to employee elective deferrals. As of June 30, 2002, total employer matching contributions since inception of the plan has consisted of 25,922 shares under the basic match and 16,275 shares under the discretionary matching contribution.

We reduced the total book value of our long term Senior Discount Notes from $54.5 million at June 30, 2001 to $43.3 million at June 30, 2002. We did this through a series of debt-for-debt and debt-for-equity exchanges as more fully described in Note 7 to our June 30, 2002 unaudited consolidated financial statements and in Note 11 to our consolidated financial statements for the year ended December 31, 2001. Due to market and other factors, we may not be able to continue to successfully implement these exchanges in 2002 and beyond. We are required to commence cash payments of interest on these notes on January 1, 2003. At current debt levels (after giving effect to the $9.0 million early redemption payment made on July 19, 2002), we will be required to make approximately $2.1 million in interest payments on a semi-annual basis beginning January 1, 2003. The full principal balance of these notes will be due and payable on July 1, 2006.

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

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents increased to $20.5 million at June 30, 2002 from $8.8 million at December 31, 2001 primarily due to the following activity:

.. Net proceeds from the sale of DASH of $6.1 million as described in Note 9 to our unaudited consolidated financial statements
.. Net proceeds from the private placement of equity in February 2002 of $11.7 million as described in Note 11 to our unaudited consolidated financial statements
.. Net proceeds from exercise of stock options, warrants and employee share purchases of $3.9 million
.. Cash flow from operations of $5.1 million
.. Offset by the transfer of $5.0 million to restricted cash as described in the restricted cash caption below
.. Offset by the cash purchase of $5.1 million of fixed assets and other long-term assets
.. Offset by debt repayment of $5.4 million

Restricted cash

Restricted cash increased to $6.2 million at June 30, 2002 from $1.9 million at December 31, 2001. The majority of restricted cash is held as security with respect to cash provided by banks participating in our ATM network. The increase is due to the pledge of cash to purchase a $5.0 million surety bond as cash collateral for the Hungarian ATM network, to replace Michael J. Brown's $4.0 million security pledge and a related $0.8 million certificate of deposit previously obtained for the same purpose.

Trade accounts receivable

Trade accounts receivable decreased to $7.7 million at June 30, 2002 from $8.9 million at December 31, 2001 primarily due to improved collections.

Assets from discontinued operations

Assets from discontinued operations represent the net assets for France as of June 30, 2002 and for France and DASH as of December 31, 2001. The decrease results from the sale of substantially all of DASH's assets from discontinued operations as discussed in Note 9 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment increased to $31.2 million at June 30, 2002 from $29.1 million at December 31, 2001. This increase results from fixed asset purchases in excess of depreciation.

Intangible assets

Net intangible assets increased to $1.7 million at June 30, 2002 from $1.6 million at December 31, 2001. The intangible asset is principally goodwill related to the 1999 acquisition of SBK, a German ATM company.

Other assets

Other assets increased to $4.0 million at June 30, 2002 from $3.3 million at December 31, 2001 due to increases in investments and other long term assets of $1.1 million partially offset by the amortization of capitalized software development costs of $0.4 million.

Current liabilities

Current liabilities decreased to $19.5 million at June 30, 2002 from $23.6 million at December 31, 2001. This decrease results primarily from the $2.0 million repayment of the shareholder credit facility discussed in Note 6 to our unaudited consolidated financial statements.

Liabilities from discontinued operations

Liabilities from discontinued operations represent the net liabilities for France as of June 30, 2002 and for France and DASH as of December 31, 2001. The decrease results from the sale of substantially all of DASH's liabilities from discontinued operations as discussed in Note 9 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $11.4 million at June 30, 2002 from $12.0 million at December 31, 2001. This results from the excess of lease payments over new capital lease obligations.

Notes payable

Notes payable increased to $43.3 million at June 30, 2002 from $38.1 million at December 31, 2001. This results from the following activity:

(unaudited)
(in thousands)

Balance at December 31, 2001                                          $38,146
Unrealized foreign exchange loss (Euro vs. USD)                         4,641
Accretion of notes payable interest                                     2,461
Extinguishment of debt (see note 7 to the unaudited consolidated
financial statements)                                                  (1,930)
                                                                      -------
Balance at June 30, 2002                                              $43,318
                                                                      =======


Total Stockholders' Equity/(Deficit)

Total stockholders' equity increased to $9.2 million at June 30, 2002 from a deficit of $7.7 million at December 31, 2001. This results from the following activity:

     .   $1.2 million in net losses for the six months ended June 30, 2002
     . $17.7 million in proceeds from the private placement of equity, the exercise of options and warrants, and employee stock purchases
     .   $0.4 million decrease in the accumulated comprehensive loss

CRITICAL ACCOUNTING POLICIES

For details of critical accounting policies please refer to the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company's Form 10-K.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS
146), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

     .   Our business plans and financing plans and requirements
     .   Trends affecting our business plans and financing plans and requirements
     .   Trends affecting our business
     . The adequacy of capital to meet our capital requirements and expansion plans
     .   The assumptions underlying our business plans
     .   Business strategy
     .   Government regulatory action
     .   Technological advances
     .   Projected costs and revenues

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

     . Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services
     .   Foreign exchange fluctuations
     . Competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services
     . Our relationships with our major customers, sponsor banks in various markets and international card organizations
     .   Changes in laws and regulations affecting our business

These risks and other risks are described elsewhere in this document and our periodic filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Operational Risk; Security

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are certain operational risks inherent in this type of business that can require temporary shut-down of part or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than the ones in Germany are operated through our processing center in Budapest, so any operational problem there may have a significant adverse impact on the operation of our network generally.

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

Foreign Exchange Exposure

In the three months ended June 30, 2002, 64.1% of our revenues were generated in Poland, Hungary, the United Kingdom and Germany as compared to 65.8% in the three months ended June 30, 2001. In the six months ended June 30, 2002, 62.3% of our revenues were generated in Poland, Hungary, the United Kingdom and Germany as compared to 65.7% in the six months ended June 30, 2001. This decrease is due to the overall increase in revenues for our operations, including in these four countries. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the United Kingdom and Germany, 100% of the revenues received are denominated in the British pound and the Euro, respectively. Although a significant portion of our expenditures in these countries are still made in or denominated in U.S. dollars, we are striving to achieve more of our expenses in local currencies to match our revenues.

We estimate that a 10% depreciation in foreign exchange rates of the Euro, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar, would have the combined effect of a $2.9 million decrease in the reported net loss. This was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and Euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

Interest Rate Risk

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at June 30, 2002 was $46.0 million compared to a carrying value of $43.3 million. A 1% increase from prevailing interest rates at June 30, 2002 would result in a decrease in fair value of notes payable by approximately $1.5 million. Fair values were determined from quoted market prices and from investment bankers considering credit ratings and the remaining term to maturity.

First Interest Repayment

Beginning January 1, 2003, interest payments of approximately Euro 2.2 million ($2.1 million, after giving effect to the $9.0 million early redemption payment made on July 19, 2002) will be payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates will be January 1 and July 1, with the final interest payment due on July 1, 2006. Because the bond interest is payable in Euro, foreign currency fluctuations between the U.S. dollar and the Euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in Euro or Euro-linked denominations. Throughout 2002, we will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting on May 8, 2002, the shareholders of the Company's Common Stock, par value $0.02 per share voted in favor of the following actions, as follows:

1.       Election of Directors:

The shareholders voted in favor of the election of Dr. Andrzej Olechowski and Eriberto R. Scocimara for a three-year term, as follows:

--------------------------------------------------------------------------------
      Director                          Voted in Favor                Withheld
      --------                          --------------                --------
--------------------------------------------------------------------------------
Dr. Andrzej Olechowski                   17,766,451                   51,250
--------------------------------------------------------------------------------
Eriberto R. Scocimara                    17,766,306                   51,395
--------------------------------------------------------------------------------


2.       Approval of Euronet Worldwide, Inc. 2002 Stock Incentive Plan.

The shareholders voted in favor of the Euronet Worldwide, Inc. 2002 Stock Incentive Plan.

--------------------------------------------------------------------------------
Voted in Favor           Voted Against            Abstain             No Vote
--------------           -------------            -------             -------
--------------------------------------------------------------------------------
10,967,229                3,016,116                7,552             3,826,804
--------------------------------------------------------------------------------


3. Approval of Issuance of Common Stock in Exchanges of Euronet's Senior Discount Notes Pursuant to Section 3(a)(9) of the Securities Act of 1933

The shareholders voted to approve the issuance of up to three million shares of common stock, par value $0.02 per share, in order to exchange these shares for our 12 3/8% Senior Discount Notes due July 1, 2006 and warrants associated with the Senior Discount Notes, in transactions in which the shares could be valued at up to 25% less than market value.

--------------------------------------------------------------------------------
Voted in Favor            Voted Against           Abstain            No Vote
--------------            -------------           -------            -------
--------------------------------------------------------------------------------
13,830,969                   138,421               21,507           3,826,804
--------------------------------------------------------------------------------

4.       Ratification of Appointment of Accountants

The shareholders voted to ratify the appointment of the KPMG Polska Sp. z o.o. as independent auditors of the Company for the year ended December 31, 2002.

--------------------------------------------------------------------------------
         Voted in Favor              Voted Against                   Abstain
         --------------              -------------                   -------
--------------------------------------------------------------------------------
           17,376,378                   422,512                       18,811
--------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits
None

(b) We filed a report on Form 8-K on July 29, 2002. The item reported was "Item
5. Other Events and Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002                    By:/s/ MICHAEL J. BROWN
                                      --------------------
                                   Michael J. Brown
                                   Chief Executive Officer

                                   By:/s/ KENDALL COYNE
                                      -----------------
                                   Kendall Coyne
                                   Chief Financial Officer