Form 10-Q
period 2002-09-30
EURONET WORLDWIDE INC
filed 2002-11-14
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22167

EURONET WORLDWIDE, INC.
(Exact name of the registrant as specified in its charter)

Delaware	74-2806888
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4601 COLLEGE BOULEVARD, SUITE 300 LEAWOOD, KANSAS 66211
(Address of principal executive offices)

(913) 327-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2002, the Company had 23,636,104 common shares outstanding.

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$15,338	$8,818
Restricted cash	3,872	1,877
Trade accounts receivable, net of allowances for doubtful accounts of $647 at September 30, 2002 and $675 at December 31, 2001	7,739	8,908
Earnings in excess of billings on software installation contracts	264	331
Assets from discontinued operations	—	1,273
Prepaid expenses and other current assets	4,598	5,799

Total current assets	31,811	27,006
Property, plant and equipment, net	30,074	29,086
Intangible assets, net	1,718	1,551
Deposits	41	41
Deferred income taxes	467	429
Other assets, net	3,046	3,278

Total assets	$67,157	$61,391

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade accounts payable	$4,337	$4,762
Current installments of obligations under capital leases	5,001	4,627
Accrued expenses and other current liabilities	5,955	7,366
Short-term borrowings	—	513
Advance payments on contracts	2,149	2,266
Accrued interest on notes payable	1,059	—
Income taxes payable	26	90
Liabilities from discontinued operations	—	498
Billings in excess of earnings on software installation contracts	1,769	1,457
Credit facility	—	2,000

Total current liabilities	20,296	23,579
Obligations under capital leases, excluding current installments	5,339	7,353
Notes payable	33,980	38,146
Other long term liabilities	172	—

Total liabilities	59,787	69,078

Stockholders’ equity/(deficit):
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 23,636,104 shares at September 30, 2002 and 22,038,073 at December 31, 2001	473	441
Additional paid in capital	136,345	117,940
Treasury stock	(145)	(145)
Employee loans for stock	(446)	(463)
Subscription receivable	61	—
Accumulated deficit	(126,809)	(123,141)
Restricted reserve	784	784
Accumulated other comprehensive loss	(2,893)	(3,103)

Total stockholders’ equity/(deficit)	7,370	(7,687)

Total liabilities and stockholders’ equity/(deficit)	$67,157	$61,391

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues:
ATM network and related revenue	$38,839	$32,297	$13,753	$11,181
Software, maintenance and related revenue	13,615	11,837	4,136	3,712

Total revenues	52,454	44,134	17,889	14,893

Operating expenses:
Direct operating costs	21,597	19,931	7,848	6,862
Salaries and benefits	18,608	18,753	6,368	5,681
Selling, general and administrative	4,835	5,250	1,769	1,269
Depreciation and amortization	6,930	6,297	2,519	2,164

Total operating expenses	51,970	50,231	18,504	15,976

Operating income/(loss)	484	(6,097)	(615)	(1,083)

Other (expense)/income:
Interest income	227	214	63	70
Interest expense	(4,807)	(7,052)	(1,446)	(2,041)
Loss on facility sublease	(249)	—	(249)	—
Equity in losses from investee companies	(159)	—	(159)	—
(Loss)/gain on early retirement of debt	(955)	9,682	(791)	1,053
Foreign exchange (loss)/gain, net	(3,179)	3,878	222	(3,757)

Total other (expense)/income	(9,122)	6,722	(2,360)	(4,675)

(Loss)/income from continuing operations before income taxes and minority interest	(8,638)	625	(2,975)	(5,758)
Income tax benefit	1,852	845	449	154

(Loss)/income from continuing operations before minority interest	(6,786)	1,470	(2,526)	(5,604)
Minority interest	77	—	30	—
Discontinued operations:
Income/(loss) from operations of discontinued US and France components (including gain on disposal of $4,726 for the nine months ended September 30, 2002 and nil for the three months ended September 30, 2002)	4,976	(225)	(12)	321
Income tax expense	(1,935)	—	—	(125)

Income/(loss) from discontinued operations	3,041	(225)	(12)	196

Net (loss)/income	(3,668)	1,245	(2,508)	(5,408)
Translation adjustment	210	(209)	(220)	(3)

Comprehensive (loss)/income	$(3,458)	$1,036	$(2,728)	$(5,411)

(Loss)/earnings per share—basic
(Loss)/income from continuing operations before minority interest per share	$(0.29)	$0.08	$(0.11)	$(0.27)
Income/(loss) from discontinued operations per share	0.13	(0.01)	—	0.01

Net (loss)/income per share	$(0.16)	$0.07	$(0.11)	$(0.26)
Basic weighted average number of shares outstanding	22,982,394	18,553,471	23,394,036	20,426,648

(Loss)/earnings per share—diluted
Diluted (loss)/income from continuing operations before minority interest per share	$(0.29)	$0.07	$(0.11)	$(0.27)
Diluted income/(loss) from discontinued operations per share	0.13	(0.01)	—	0.01

Diluted net (loss)/income per share	$(0.16)	$0.06	$(0.11)	$(0.26)
Diluted weighted average number of shares outstanding	22,982,394	19,860,882	23,394,036	20,426,648

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net (loss)/income	$(3,668)	$1,245
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,930	6,550
Unrealized foreign exchange loss/(gain), net	4,477	(1,868)
Accretion of discount on notes	2,482	5,465
Decrease in costs and estimated earnings in excess of billings on software installation contracts	67	—
Loss on facility sub-lease	219	—
Equity in losses from investee companies	159	—
Gain on sale of discontinued operations, net of tax	(2,988)	—
Benefit from deferred income tax	(1,857)	—
Loss/(gain) on early retirements of debt	955	(9,680)
(Income)/loss from discontinued operations, net of tax	(250)	225
Decrease in restricted cash	—	203
Decrease in trade accounts receivable	1,185	1,280
Increase in tax receivable	(184)	(909)
Decrease/(increase) in prepaid expenses and other current assets	1,228	(1,782)
(Decrease)/increase in trade accounts payable	(424)	6
Increase/(decrease) in billings in excess of costs and estimated earnings on software installation contracts, net	312	(893)
Decrease in accrued expenses and other liabilities	(411)	(606)
Decrease in advance payments on contracts	(117)	—
Other	415	673

Net cash provided by/(used in) operating activities	8,530	(91)

Cash flows from investing activities:
Fixed asset purchases	(5,560)	(2,272)
Purchase of restricted certificate of deposit	(1,995)	—
Purchase of intangibles and other long-term assets	(807)	—
Proceeds from sale of fixed assets	546	492

Net cash used in investing activities	(7,816)	(1,780)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	16,830	662
Repayments of credit facility	(2,000)	—
Repayments of obligations under capital leases	(4,151)	(3,018)
(Repayments of)/proceeds from other borrowings	(10,923)	2,417
Other	78	157

Net cash provided by financing activities	(166)	218

Effects of exchange rate differences on cash	(150)	31
Proceeds from sale of discontinued operations	5,872	—
Cash provided by/(used in) discontinued operations	250	(225)

Net increase/(decrease) in cash and cash equivalents	6,520	(1,847)
Cash and cash equivalents at beginning of period	8,818	7,151

Cash and cash equivalents at end of period	$15,338	$5,304

See accompanying notes to unaudited consolidated financial statements.
See Note 7 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION

Euronet Worldwide, Inc. (“Euronet” or the “Company”) has recently acquired ownership in the following companies:

Asia Electronic Financial Transaction Holdings Limited (“AEFT”), incorporated in Hong Kong, S.A.R. of the People’s Republic of China of which 50% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV and 50% of the shares are owned by First Mobile Group Holding (“FMG”). Subsequent to the acquisition of its ownership interest in the first quarter of 2002, Euronet determined the business opportunities insufficient to support the required investment. We have no investment or continuing financial or operational obligations related to AEFT or FMG.

Europlanet a.d. (“Europlanet”), incorporated in the Federal Republic of Serbia, of which 36% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV, 34% by Komercijalna Banka and 30% by Arius a.d. Europlanet was formed on March 25, 2002, with a cash investment and contributions of licensed software by Komercijalna Banka; contributions of software, hardware, lease rights and certain contract rights by Arius a.d.; and contributions of certain software by the Company. During the first twelve months of operation of Europlanet, Komercijalna Banka is committed to contribute an additional $240,000 in monthly installments to cover cash flow requirements of Europlanet. Europlanet was formed to own and/or operate and manage ATM machines and point-of-sale terminals both for themselves and their customer banks. The Company accounts for Europlanet using the equity method of accounting.

NOTE 2 - FINANCIAL POSITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Euronet and subsidiaries have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The amortization and non-amortization provisions of SFAS 142 apply upon issuance to all goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. In accordance with SFAS 142, we have performed an evaluation and determined that all intangible assets recorded in our consolidated financial statements comprise only goodwill. We have completed the impairment tests required by SFAS 142 and determined that there is no impairment of goodwill. The goodwill is reported in the Processing Services Segment and in the Germany reporting unit.

The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $0.3 million for the nine months ended and $0.1 million for the three months ended September 30, 2002, as compared to the same periods in the previous year. At September 30, 2002, the Company had goodwill, net of accumulated amortization, of $1.7 million.

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

On January 4, 2002, the Company sold substantially all of the assets of the United States ATM processing business to ALLTEL Information Services, Inc. (“AIS”) in an asset purchase agreement. The United States processing business was owned by the Company’s subsidiary EFT Network Services, LLC and was commonly known as “DASH” or the “DASH network.” DASH was accounted for as a discontinued operation in accordance with SFAS 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Related assets and liabilities have been removed from continuing operations and classified under discontinued operations. (See Note 9—Discontinued Operations to the unaudited consolidated financial statements.)

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos Origin Services S.A.S. (“Atos”) for 1 euro plus reimbursement of certain operating expenses. France was accounted for as a discontinued operation in accordance with SFAS 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. (See Note 9—Discontinued Operation to the unaudited consolidated financial statements.)

On April 1, 2002, we adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). The Statement covers a variety of technical issues that will not have an impact on our financial statements except for the rescission of SFAS 4, Reporting Gains and Losses from the Extinguishment of Debt. SFAS 4 required all gains and losses from early retirement of debt to be aggregated and classified as an extraordinary item, net of related income tax effect. Under SFAS 145, gains and losses from early retirement of debt should not be classified as extraordinary unless the early retirement meets the relevant criteria of APB Opinion 30 (Opinion 30) and such instances are expected to be rare. The rescission of SFAS 4 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. In accordance with SFAS 145, we have classified gains and losses from early retirement of debt as other income for current and prior periods in lieu of classification as an extraordinary item as previously required.

There have been no further significant additions to or changes in the accounting policies of the Company since December 31, 2001.

NOTE 4 - EARNINGS/(LOSS) PER SHARE - BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. For the three-month and nine-month periods ended September 30, 2002 and the three-month period ended September 30, 2001, the effect of potential common stock is antidilutive because a net loss exists, accordingly dilutive earnings per share does not assume the exercise of outstanding stock options and warrants. For the nine-month period ended September 30, 2001, dilutive earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable.

Weighted average shares including the potentially dilutive effect of stock options of 1,591,616 and warrants of 423,318 would have amounted to 22,441,581 for the three months ended September 30, 2001. Weighted average shares including the potentially dilutive effect of stock options of 1,928,199 and warrants of 125,686 would have amounted to 25,447,921 for the three months ended September 30, 2002.

Weighted average shares include the dilutive effect of stock options of 1,017,176 and warrants of 290,235 for the nine months ended September 30, 2001. Weighted average shares including the potentially dilutive effect of stock options of 2,644,123 and warrants of 179,255 would have amounted to 25,805,773 for the nine months ended September 30, 2002.

NOTE 5 - BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (1) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the “Processing Services Segment”); and (2) a segment that produces application software and solutions for payment and transaction delivery systems (the “Software Solutions Segment”). These business segments are supported by a corporate service segment, which provides corporate and other administrative services to the two business segments (the “Corporate Services Segment”). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period’s presentation.

The Company divides the Processing Services Segment into three sub-segments: the “Central European Sub-segment” (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), the “Western European Sub-segment” (including Germany and the United Kingdom) and the “Other Operations Sub-segment” (including Indonesia, Egypt and unallocated processing center costs).

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was in previous filings reported under the Western European Sub-Segment and DASH was previously reported under the Other Operations Sub-segment.

The following tables present the segment results of the Company’s operations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001.

	Processing Services
	Central Europe	Western Europe	Other	Processing Services Total	Software Solutions	Corporate Services	Total
(unaudited)
(in thousands)
For the three months ended September 30, 2002
Total revenues	$6,671	$6,996	$86	$13,753	$4,181	$—	$17,934

Direct operating costs	3,563	3,932	127	7,622	181	—	7,803
Salaries and benefits	926	722	1,266	2,914	3,058	396	6,368
Selling, general and administrative	415	345	(822)	(62)	1,128	793	1,859
Depreciation and amortization	1,029	895	271	2,195	248	84	2,527

Total operating expenses	5,933	5,894	842	12,669	4,615	1,273	18,557

Operating income/(loss)	738	1,102	(756)	1,084	(434)	(1,273)	(623)
Interest income	8	4	2	14	7	42	63
Interest expense	(183)	(98)	—	(281)	—	(1,165)	(1,446)
Loss on facility sublease	—	—	—	—	(249)	—	(249)
Equity in losses from investee companies	—	—	(159)	(159)	—	—	(159)
Loss on early retirement of debt	—	—	—	—	—	(791)	(791)
Foreign exchange (loss)/gain, net	(254)	142	(44)	(156)	—	378	222

Income/(loss) from continuing operations before income taxes	$309	$1,150	$(957)	$502	$(676)	$(2,809)	$(2,983)

Minority interest	$—	$—	$30	$30	$—	$—	$30
Loss from discontinued operations before income taxes	$—	$(12)	$—	$(12)	$—	$—	$(12)
Assets as of September 30, 2002
Segment assets	$25,577	$18,587	$5,084	$49,248	$6,552	$11,357	$67,157
Fixed assets	$14,056	$12,113	$2,938	$29,107	$924	$43	$30,074

	Processing Services
	Central Europe	Western Europe	Other	Processing Services Total	Software Solutions	Corporate Services	Total
(unaudited)
(in thousands)
For the three months ended September 30, 2001
Total revenues	$6,121	$5,057	$3	$11,181	$3,757	$—	$14,938

Direct operating costs	3,543	3,307	—	6,850	57	—	6,907
Salaries and benefits	789	591	740	2,120	2,984	577	5,681
Selling, general and administrative	432	310	(919)	(177)	827	619	1,269
Depreciation and amortization	1,005	774	210	1,989	138	37	2,164

Total operating expenses	5,769	4,982	31	10,782	4,006	1,233	16,021

Operating income/(loss)	352	75	(28)	399	(249)	(1,233)	(1,083)
Interest income	13	6	1	20	3	47	70
Interest expense	(261)	(54)	—	(315)	—	(1,726)	(2,041)
Gain on early retirement of debt	—	—	—	—	—	1,053	1,053
Foreign exchange (loss)/gain, net	(335)	224	161	50	(25)	(3,782)	(3,757)

(Loss)/income from continuing operations before income taxes	$(231)	$251	$134	$154	$(271)	$(5,641)	$(5,758)

Minority interest	$—	$—	$—	$—	$—	$—	$—
Income from discontinued operations before income taxes	$—	$37	$284	$321	$—	$—	$321
Assets as of December 31, 2001
Segment assets	$25,548	$17,127	$3,311	$45,986	$8,409	$5,723	$60,118
Fixed assets	$14,956	$11,744	$1,085	$27,785	$1,243	$58	$29,086
Assets from discontinued operations	$—	$434	$839	$1,273	$—	$—	$1,273

	Processing Services
	Central Europe	Western Europe	Other	Processing Services Total	Software Solutions	Corporate Services	Total
(unaudited) (in thousands)
For the nine months ended September 30, 2002
Total revenues	$19,341	$18,883	$640	$38,864	$13,850	$—	$52,714

Direct operating costs	10,205	10,473	257	20,935	732	—	21,667
Salaries and benefits	2,725	2,062	3,318	8,105	9,117	1,386	18,608
Selling, general and administrative	1,297	1,334	(2,382)	249	2,432	2,244	4,925
Depreciation and amortization	3,085	2,403	721	6,209	731	40	6,980

Total operating expenses	17,312	16,272	1,914	35,498	13,012	3,670	52,180

Operating income/(loss)	2,029	2,611	(1,274)	3,366	838	(3,670)	534
Interest income	25	10	4	39	137	51	227
Interest expense	(602)	(246)	—	(848)	—	(3,959)	(4,807)
Loss on facility sublease	—	—	—	—	(249)	—	(249)
Equity in losses from investee companies	—	—	(159)	(159)	—	—	(159)
Loss on early retirement of debt	—	—	—	—	—	(955)	(955)
Foreign exchange (loss)/gain, net	(155)	479	765	1,089	—	(4,268)	(3,179)

Income/(loss) from continuing operations before income taxes	$1,297	$2,854	$(664)	$3,487	$726	$(12,801)	$(8,588)

Minority interest	$—	$—	$77	$77	$—	$—	$77
(Loss)/income from discontinued operations before income taxes	$—	$(45)	$98	$53	$2,988	$—	$3,041

Assets as of September 30, 2002
Segment assets	$25,577	$18,587	$5,084	$49,248	$6,552	$11,357	$67,157
Fixed assets	$14,056	$12,113	$2,938	$29,107	$924	$43	$30,074

	Processing Services
	Central Europe	Western Europe	Other	Processing Services Total	Software Solutions	Corporate Services	Total
(unaudited) (in thousands)
For the nine months ended September 30, 2001
Total revenues	$17,544	$14,751	$3	$32,298	$11,971	$—	$44,269

Direct operating costs	10,686	8,796	—	19,482	584	—	20,066
Salaries and benefits	2,307	1,579	2,389	6,275	10,239	2,239	18,753
Selling, general and administrative	1,324	884	(1,768)	440	2,615	2,195	5,250
Depreciation and amortization	2,987	2,194	633	5,814	375	108	6,297

Total operating expenses	17,304	13,453	1,254	32,011	13,813	4,542	50,366

Operating income/(loss)	240	1,298	(1,251)	287	(1,842)	(4,542)	(6,097)
Interest income	49	36	5	90	26	98	214
Interest expense	(738)	(132)	—	(870)	—	(6,182)	(7,052)
Gain on early retirement of debt	—	—	—	—	—	9,682	9,682
Foreign exchange (loss)/gain, net	(235)	8	440	213	(26)	3,691	3,878

(Loss)/income from continuing operations before income taxes	$(684)	$1,210	$(806)	$(280)	$(1,842)	$2,747	$625

Minority interest	$—	$—	$—	$—	$—	$—	$—
(Loss)/income from discontinued operations before income taxes	$—	$(910)	$685	$(225)	$—	$—	$(225)

Assets as of December 31, 2001
Segment assets	$25,548	$17,127	$3,311	$45,986	$8,409	$5,723	$60,118
Fixed assets	$14,956	$11,744	$1,085	$27,785	$1,243	$58	$29,086
Assets from discontinued operations	$—	$434	$839	$1,273	$—	$—	$1,273

The following is a reconciliation of the segmented information to the unaudited consolidated financial statements.

	For the three months ended		For the nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
(unaudited) (in thousands)
Revenues:
Total revenues for reportable segments	$17,934	$14,938	$52,714	$44,269
Elimination of inter-segment revenues	(45)	(45)	(260)	(135)

Total consolidated revenues	$17,889	$14,893	$52,454	$44,134

	For the three months ended		For the nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
(unaudited) (in thousands)
Operating expense:
Total operating expense for reportable segments	$18,557	$16,021	$52,180	$50,366
Elimination of inter-segment expenses	(53)	(45)	(210)	(135)

Total consolidated operating expenses	$18,504	$15,976	$51,970	$50,231

Total revenues for the nine-month periods ended September 30, 2002 and September 30, 2001 and long-lived assets as of September 30, 2002 and December 31, 2001 for the Company, analyzed by geographical location, are as follows:

	Total Revenues for the nine months ended		Long-Lived Assets as of
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Dec. 31, 2001
(unaudited) (in thousands)
United States	$13,850	$11,971	$924	$1,243
Germany	8,546	7,365	2,934	3,705
Poland	9,212	9,014	7,919	9,275
Hungary	5,434	5,449	6,658	5,391
UK	10,337	7,386	8,997	7,688
Other	5,075	2,949	2,642	1,784

Total	$52,454	$44,134	$30,074	$29,086

Total revenues are attributed to countries based on location of customer for the ATM and related services segment. All revenues generated by Software Solutions Segment activities are attributed to the United States. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 6 - CREDIT FACILITIES

Shareholder Credit Facility

On June 28, 2000, the Company entered into an unsecured revolving credit agreement (the “Credit Agreement”) providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six-month periods on December 28, 2000 and June 28, 2001 and, as a result of such amendments, any amounts drawn on the facility were to be repaid by June 28, 2002.

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

Amounts outstanding under the facility accrued interest at 10% per annum, payable quarterly. The Credit Agreement was not renewed in December 2001 and was repaid in full on March 21, 2002.

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

There are no further warrants outstanding related to this credit facility.

Letter of Credit

On July 9, 2002, a $2.0 million letter of credit was issued to replace a previously issued $5.0 million letter of credit. The $2.0 million letter of credit (the New Letter of Credit) reflects the change in the minimum requirement stipulated by the beneficiary. The $2.0 million letter of credit was fully secured by cash collateral. This cash is classified as Restricted Cash as of September 30, 2002. (See Note 8 – Related Party Transactions to the unaudited consolidated financial statements.)

NOTE 7 - EARLY RETIREMENT OF DEBT

During February 2001, the Company exchanged 3,000 units (principal amount of 1.5 million euro) of its 12 3/8% senior discount notes (the “Senior Discount Notes”) and 9,000 warrants for 95,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $0.5 million recognized as a gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt and any related warrants retired ($1.1 million) and the fair market value of the common stock issued ($0.6 million), offset by the write-off of the allocated unamortized deferred financing costs. This transaction was exempt from registration in accordance with the U.S. Securities Act of 1933 (the “Act”).

During March 2001, the Company exchanged 8,750 units (principal face amount of 4.5 million euro) of its Senior Discount Notes for two new senior discount notes having an aggregate face amount of $3.0 million (the “New Notes”). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the “Accreted Value” of the Notes, and (iii) the New Notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued; therefore, the New Notes are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an early retirement of debt and issuance of new debt with a resulting $0.7 million recognized as a gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt retired ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with the Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

During the three months ended June 30, 2001, in seven separate transactions, the Company exchanged 45,600 units (principal amount of 23.3 million euro) of its Senior Discount Notes and 136,800 warrants for 1,596,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $7.4 million recognized as a gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt and any related warrants retired ($17.8 million) and the fair market value of the common stock issued ($9.9 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.4 million). These transactions were exempt from registration in accordance with the Act.

During the three months ended September 30, 2001, in five separate transactions, the Company exchanged 34,000 units (principal amount of 17.4 million euro) of its Senior Discount Notes and 102,000 warrants for 1,157,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $1.1 million recognized as an extraordinary gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt and any related warrants retired ($13.6 million) and the fair market value of the common stock issued ($12.2 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.3 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Act.

These transactions result in a combined gain of $9.7 million for the nine months ended September 30, 2001.

For a description of additional debt early retirements during 2001, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2001.

During May 2002, in a single transaction, the Company exchanged 2,500 units (principal amount of 1.3 million euro) of its 12 3/8% Senior Discount Notes for 75,000 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $0.1 million recognized as a loss on such early retirement. The loss on such early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($1.2 million) and the fair market value of the common stock issued ($1.3 million), offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with the Act.

During June 2002, in a single transaction, the Company exchanged $0.8 million of the New Notes for 56,483 shares of its common stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with no significant gain or loss resulting from such early retirement. The gain or loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($0.8 million) and the fair market value of the common stock issued ($0.8 million). The transaction is exempt from registration in accordance with the Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

On July 19, 2002, the Company exercised its right to partially redeem its 12 3/8% Senior Discount Notes. The Company redeemed 17,700 Senior Discount Notes (principal amount of 9.0 million euro) for $9.7 million cash plus accrued interest from July 1, 2002 through July 18, 2002. This partial redemption has been accounted for as an early retirement of debt with approximately $0.8 million recognized as a loss on such early retirement. The loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt ($9.0 million), the write-off of the allocated unamortized deferred financing costs ($0.1 million), and the cash paid ($9.7 million). The cash payment included an early redemption premium of approximately 6% of the principle amount as defined in the Senior Discount Notes indenture. No warrants associated with these units were repurchased or otherwise retired in this transaction.

As of July 1, 2002, the Company may at any time exercise its right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes.

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature nine months from the date an advance was made, but were extended for a second six-month period. The loans were unsecured. Amounts advanced bore interest of 10% per annum. In January 2002, the loan of $0.5 million and related interest were paid in full.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4.0 million of marketable securities (not including any common stock of the Company) that he owns to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company’s ATM network in Hungary. No consideration was payable for providing this security. On March 14, 2002, a letter of credit was obtained by the Company in the amount of $5.0 million, which replaced the above security pledge by Michael J. Brown and a related $0.8 million letter of credit supported by a certificate of deposit that had been obtained for the same purpose. The $5.0 million letter of credit has subsequently been replaced by a new letter of credit for $2.0 million. (See Note 6 – Credit Facilities to the unaudited consolidated financial statements.)

For the nine-month period ended September 30, 2002, the Company recorded $0.1 million in revenue related to CashNet Telecommunications Egypt SAE (“CashNet”), a 10% owned affiliate, with respect to a data processing and technical services agreement. CashNet was formed to own and/or operate and manage ATM machines and point of sale terminals for both their own account and for the account of customer banks. The Company currently monitors and processes transactions for all CashNet ATMs. The Company accounts for CashNet using the equity method of accounting because the Company exercises significant influence over the business activities of CashNet.

For the three-month and nine-month periods ended September 30, 2002, the Company recorded $0.1 million in revenue related to Europlanet.

NOTE 9 - DISCONTINUED OPERATIONS

Sale of US Processing Services Business

On January 4, 2002, the Company concluded an asset purchase agreement with AIS, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to AIS for $6.8 million in cash. Of this amount, $0.7 million is being held in escrow for a period of one year under the terms of a separate escrow agreement to provide for the payment of any damages that might arise from any breach of the representations and warranties contained in the asset purchase agreement and certain post-closing adjustments. DASH is a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. DASH, Euronet USA and AIS are parties to the asset purchase agreement. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction. As discussed in Note 10, the Company entered into a separate software license agreement with AIS on January 4, 2002.

Sale of France Processing Services Business

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. The Company incurred a loss on disposal of the France business of $0.1 million.

As a result of the above, the results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was previously reported under the Western European Sub-segment and DASH was previously reported under the Other Operations Sub-segment. The following pro-forma financial statements show balance sheet extracts as of September 30, 2002 and

December 31, 2001 as well as the summary operating results of discontinued operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001.

	As of September 30, 2002			As of December 31, 2001
	DASH	France	Total	DASH	France	Total
(unaudited) (in thousands)
Current assets	$—	$—	$—	$384	$—	$384
Fixed assets	—	—	—	—	434	434
Long term assets	—	—	—	455	—	455

Total assets from discontinued operations	$—	$—	$—	$839	$434	$1,273

Current liabilities	$—	$—	$—	$70	$138	$208
Long term liabilities	—	—	—	—	290	290

Total liabilities from discontinued operations	$—	$—	$—	$70	$428	$498

	Three months ended September 30, 2002			Three months ended September 30, 2001
	DASH	France	Total	DASH	France	Total
(unaudited) (in thousands)
Revenues	$—	$128	$128	$557	$231	$788
Operating expenses	—	105	105	262	381	643

Operating income/(loss)	—	23	23	295	(150)	145
Other (expense)/income	—	(35)	(35)	(11)	187	176
Gain on disposal	—	—	—	—	—	—

(Loss)/income before taxes	—	(12)	(12)	284	37	321
Income tax expense	—	—	—	(111)	(14)	(125)

Net (loss)/income of discontinued operations	$—	$(12)	$(12)	$173	$23	$196

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	DASH	France	Total	DASH	France	Total
(unaudited) (in thousands)
Revenues	$101	$563	$664	$1,690	$619	$2,309
Operating expenses	3	708	711	990	1,438	2,428

Operating income/(loss)	98	(145)	(47)	700	(819)	(119)
Other income/(loss)	—	297	297	(15)	(91)	(106)
Gain/(loss) on disposal	4,845	(119)	4,726	—	—	—

Income/(loss) before taxes	4,943	33	4,976	685	(910)	(225)
Income tax expense	(1,857)	(78)	(1,935)	—	—	—

Net income/(loss) of discontinued operations	$3,086	$(45)	$3,041	$685	$(910)	$(225)

NOTE 10 - SIGNIFICANT SOFTWARE LICENSE AGREEMENT

On January 4, 2002, the Company entered into a significant software license agreement (the “License Agreement”) whereby Euronet USA granted AIS a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of Euronet USA’s GoldNet ATM Network Processing Software (“GoldNet Software”). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. Under the terms of the License Agreement, AIS agreed to pay license and maintenance fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software, and 10% twelve months from the date of the agreement, subject to completion of certain maintenance and support services. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new AIS network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company recognized $0.6 million in license and services revenues associated with the License Agreement during the three months ended September 30, 2002 and approximately $0.2 million in maintenance revenues for the same period. The Company recognized $3.5 million in license and services revenues associated with the License Agreement during the nine months ended September 30, 2002 and approximately $0.2 million in maintenance revenues for the same period. The Company expects to recognize approximately 75% to 80% of the fees in revenues during 2002 with the remaining to be recognized in 2003.

NOTE 11 - PRIVATE PLACEMENT

On February 6, 2002 the Company entered into seven subscription agreements for the sale of an aggregate of 625,000 new common shares of the Company. These agreements were signed with certain accredited investors in transactions exempt from registration under the Act pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was $12.5 million. Net proceeds after $0.8 million in commission fees, legal fees, and Nasdaq registration and filing fees were approximately $11.7 million.

NOTE 12 - LOSS CONTINGENCIES

The Company recognized a loss of $0.3 million for the three months ended September 30, 2002 related to the sublease of excess office space. The Company subleased approximately 5,400 square feet in August 2002 to an unrelated third-party under a non-cancelable sublease agreement at lease rates lower than those being paid by the Company for the space.

The Company has additional excess space, which it is considering subleasing to a third-party. In the event that this excess space is subleased to a third-party, the excess of the total costs that will be incurred related to the subleased space over the revenue received on the space will be recognized as a loss at that time. The potential loss could range from nil to $0.3 million depending on a number of factors including term of the sublease, the amount of space subleased, and current market conditions at the time the sublease is executed. No loss contingency has been recognized related to the possible sublease of the remaining space.

NOTE 13 - SUBSEQUENT EVENTS

On November 6, 2002, the Company was advised by a potential acquisition target that another potential acquirer had been selected for further purchase negotiations. For the three months ending December 31, 2002, the Company will recognize approximately $0.2 million of expense for costs previously capitalized that were directly associated with the Company’s acquisition efforts. These costs are included in other assets as of September 30, 2002.

NOTE 14 - RECLASSIFICATION

Certain amounts have been reclassified in the prior periods’ unaudited consolidated financial statements to conform to the current periods’ unaudited consolidated financial statements presentation.

As described in Note 3, gains and losses from the early retirement of debt were previously classified as extraordinary items (net of tax). In accordance with SFAS 145, these amounts have been reclassified and reported as other income (pre-tax).

As described in Note 9, France and DASH have been removed from continuing operations and classified under discontinued operations. The assets and liabilities associated with the sale have been classified under assets and liabilities from discontinued operations. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Euronet Worldwide, Inc. is a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We operate an independent automated teller machine, or ATM, network of 2,951 ATMs in Europe (and until January 2002 in the United States). In addition, through our software subsidiary Euronet USA Inc., we offer a suite of integrated software solutions for electronic payment and transaction delivery systems. We offer comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM, POS, and debit card management and transaction software. Our principal customers are banks and other companies such as mobile phone operators that require electronic financial transaction processing services. With nine offices in Europe, one in Indonesia, one in Egypt and two in the United States, Euronet serves clients in more than 60 countries around the world. We changed our name from Euronet Services Inc. to Euronet Worldwide, Inc. in August 2001.

We currently operate in two business segments: the “Processing Services Segment” provides secure processing of electronic financial transactions, and the “Software Solutions Segment” produces application software for the processing of secure electronic financial transactions. The Processing Services Segment comprises our proprietary ATM network, outsourced management of ATMs for banks, and various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our Software Solutions Segment provides transaction processing software solutions to banks that permit them to operate ATMs and point-of-sale terminals and process financial transactions from those devices, interactive voice response systems, the Internet, and mobile phones.

Our management divides the Processing Services Segment into three geographic sub-segments:

•	Central European Sub-segment (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania)
•	Western European Sub-segment (including Germany and the United Kingdom)
•	Other Operations Sub-segment (including Indonesia, Egypt and unallocated processing center costs)

We also operate a “Corporate Services Segment” that provides the Company’s two business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from continuing operations before income taxes not including nonrecurring gains and losses.

On January 4, 2002, we sold substantially all of the assets of our ATM processing business in the United States, known as DASH, to ALLTEL Information Services, Inc. (“AIS”) for $6.8 million in cash. AIS is a wholly owned subsidiary of ALLTEL Corporation. Approximately $0.7 million of the proceeds is being held in escrow for a period of one year under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with AIS. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

On July 15, 2002, we sold substantially all of the non-current assets and capital lease obligations of our processing business in France to Atos. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. We incurred a loss on disposal of the France business of $0.1 million.

In previous filings, we reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

SEGMENT RESULTS OF OPERATIONS
	Revenues		Operating Income (Loss)
	2002	2001	2002	2001
(unaudited) (in thousands)
Three months ended September 30,
Processing Services:
Central European	$6,671	$6,121	$738	$352
Western European	6,996	5,057	1,102	75
Other	86	3	(756)	(28)

Total Processing Services	13,753	11,181	1,084	399
Software Solutions	4,181	3,757	(434)	(249)
Corporate Services	—	—	(1,273)	(1,233)
Inter-segment eliminations	(45)	(45)	(53)	(45)

Total	$17,889	$14,893	$(676)	$(1,128)

	Revenues		Operating Income (Loss)
	2002	2001	2002	2001
(unaudited) (in thousands)
Nine months ended September 30,
Processing Services:
Central European	$19,341	$17,544	$2,029	$240
Western European	18,883	14,751	2,611	1,298
Other	640	3	(1,274)	(1,251)

Total Processing Services	38,864	32,298	3,366	287
Software Solutions	13,850	11,971	838	(1,842)
Corporate Services	—	—	(3,670)	(4,452)
Inter-segment eliminations	(260)	(135)	(210)	(135)

Total	$52,454	$44,134	$324	$(6,142)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

PROCESSING SERVICES SEGMENT

Revenues

Total segment revenues increased 23% or $2.6 million to $13.8 million for the three months ended September 30, 2002 from $11.2 million for the three months ended September 30, 2001, and increased 20% or $6.6 million to $38.9 million for the nine months ended September 30, 2002 from $32.3 million for the nine months ended September 30, 2001. The increase in revenues is due primarily to the significant increase in transaction volumes and an increase in the number of ATMs that we operated during these periods. We operated 2,351 ATMs as of September 30, 2001 and processed 15.1 million transactions for the three months ended September 30, 2001 and 41.6 million transactions for the nine months ended September 30, 2001. As of September 30, 2002, we increased our ATM network by 600 ATMs, or 26%, from September 30, 2001 to a total of 2,951 ATMs. We own 82% of this total number of ATMs, while banks and other financial institutions own the remaining 18%, which we operate through management agreements. Transactions on machines owned or operated by us totaled 22.3 million transactions for the three months ended September 30, 2002, an increase of 7.2 million transactions, or 48% over the three months ended September 30, 2001. Transactions on machines owned or operated by us totaled 56.5 million transactions for the nine months ended September 30, 2002, an increase of 14.9 million transactions, or 36%, over the nine months ended September 30, 2001. The increase in transaction growth is greater than the increase in ATM growth and revenue growth. During this period, there was an increase in ATMs that we operate under ATM management agreements relative to ATMs we own. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines can increase faster than the revenues.

Revenues for the Central European Sub-segment increased 9% or $0.6 million to $6.7 million for the three months ended September 30, 2002 from $6.1 million for the three months ended September 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs operated by us from 1,481 at September 30, 2001 to 1,744 at September 30, 2002, and increased transaction volumes. Our ability to continue to increase revenues at this rate depends on our ability to sign new contracts to operate more ATMs for banks and financial institutions.

Revenues for the Central European Sub-segment increased 10% or $1.8 million to $19.3 million for the nine months ended September 30, 2002 from $17.5 million for the nine months ended September 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs operated by us from 1,481 at September 30, 2001 to 1,744 at September 30, 2002, and increased transaction volumes.

In the Czech Republic, beginning November 1, 2002 a new, single intra–regional interchange fee for ATM cash withdrawals was imposed. For VISA cards the new fee is $1.00 and for Europay cards the new fee is 1.20 euro. Prior to this change, we were averaging fees of approximately $1.40 per cash withdrawal in the Czech Republic. This intra-regional interchange fee reduction is expected to reduce revenues for our deployed machines in the Czech Republic by approximately $0.8 million in 2003 based upon forecasted 2003 transaction levels. Additionally, the transactions per ATM in the Czech Republic have trended downward during 2002 by approximately 15% from the first as compared to the third quarter, partially due to the increase in the interchange fee in late 2001 as well as certain competitive and other economic conditions. We are actively monitoring this trend and will take appropriate action, including deinstallation of any under-performing ATMs, as conditions and further trends warrant in order to protect deployment margins.

Revenues for the Western European Sub-segment increased 38% or $1.9 million to $7.0 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs we operate in this region from 870 at September 30, 2001 to 1,121 at September 30, 2002, and increased transaction volumes. During this period we also increased transaction fees in certain markets.

Revenues for the Western European Sub-segment increased 28% or $4.1 million to $18.9 million for the nine months ended September 30, 2002 from $14.8 million for the nine months ended September 30, 2001. The increase in revenues is largely the result of an increase in the number of ATMs we operate in this region from 870 at September 30, 2001 to 1,121 at September 30, 2002, and increased transaction volumes. During this period we also increased transaction fees in certain markets.

Of the net 251 ATMs added from September 30, 2001 to September 30, 2002, to the network in Western Europe 240 ATMs were located in the United Kingdom. Our increase in rollout of ATMs in the United Kingdom during 2001 and 2002 was based on the ability to charge a transaction fee directly to the person using the ATMs in this market. We have stopped the further rollout of ATMs in 2002 in the United Kingdom after reaching a level of 745 ATMs. Future ATM deployment in the United Kingdom depends on our ability to find additional sites for ATMs that are capable of highly profitable transaction levels. Some machines we have installed recently in the United Kingdom had transaction levels that are lower than those of machines installed earlier.

Although these ATMs are profitable, they are generating returns that are lower than we expected. We have implemented a number of responses to this situation, including using lower cost machines at these sites, reducing our rollout of new machines and relocating machines with low transaction volumes in the United Kingdom. The decision to reduce our rate of rollout of ATMs and the continuing weakness of performance of certain ATMs is expected to result in a decrease in growth in our revenues and operating profits in this market.

Revenues for the Other Operations Sub-segment were $0.1 million for the three months ended September 30, 2002 as compared to nil for the three months ended September 30, 2001 and $0.6 million for the nine months ended September 30, 2002 as compared to nil for the nine months ended September 30, 2001. The increase in revenues in the nine-month periods is mainly a result of one time set up revenues associated with contracts in Egypt and Indonesia, where we are just beginning operations. We previously reported our revenue from the DASH network under this segment but we sold this network in January 2002 (see Note 9 to the unaudited consolidated financial statements). Therefore, no further revenues will be realized in continuing operations from the DASH business for the year 2002.

Of total segment revenue, approximately 80% is from ATMs we own for the nine months ended September 30, 2002 and 83% for the nine months ended September 30, 2001. Of total transactions processed, approximately 82% is attributable to ATMs we own for the three months ended September 30, 2002 and 80% for the three months ended September 30, 2001. We believe the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is a positive development and will provide higher marginal returns on investments.

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:

•	cash withdrawals
•	balance inquiries
•	transactions not completed because the relevant card issuer does not give authorization
•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in Processing Services Segment revenues transaction fees payable under the electronic recharge solutions that we sell. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid hours purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. These fees may come under pricing pressure in the future.

We have entered into four new outsourcing and/or network participation agreements in the third quarter that have not yet been implemented. We expect these agreements to generate between $4.5 million and $5 million of incremental revenues in 2003. Revenues from these agreements on an annualized basis, once the agreements are fully implemented, are expected to be approximately $6.5 million.

Operating Expenses

Total segment operating expenses increased 18%, or $1.9 million to $12.7 million for the three months ended September 30, 2002 from $10.8 million for the three months ended September 30, 2001. The increase is primarily due to increased salaries to support our operational growth during the period.

Total segment operating expenses increased 11%, or $3.5 million to $35.5 million for the nine months ended September 30, 2002 from $32.0 million for the nine months ended September 30, 2001. The increase is primarily due to increased salaries to support our operational growth during the period.

Operating expenses for the Central European Sub-segment increased 3% or $0.1 million to $5.9 million for the three months ended September 30, 2002 from $5.8 million for the three months ended September 30, 2001 and remained unchanged at $17.3 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in operating expenses for the three-month period ended September 30, 2002 is primarily the result of increased salary expenses of $0.1 million.

Operating expenses for the Western European Sub-segment increased 18% or $0.9 million to $5.9 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001 and increased 21% or $2.8 million to $16.3 million for the nine months ended September 30, 2002 from $13.5 million for the nine months ended September 30, 2001. The increase in operating expenses was largely the result of increased salary expense of $0.5 million due to increased ATM deployment in the U.K.

We have not included France in this segment because we sold substantially all of the non-current assets and capital lease obligations of its processing business in France on July 15, 2002, as further described in Note 9 to the unaudited consolidated financial statements.

Operating expenses for the Other Operations Sub-segment increased to $0.8 million for the three months ended September 30, 2002 from nil for the three months ended September 30, 2001. Operating expenses increased 53% or $0.7 million to $1.9 million for the nine months ended September 30, 2002 from $1.2 million for the nine months ended September 30, 2001. This is due to an increase in operating expenses in new markets and the European processing center partially offset by increased allocation of switching fees to direct operating expenses in the Central and Western Sub-segments.

We have not included the DASH network expenses in this segment because we sold DASH in January 2002 as further described in Note 9 to the unaudited consolidated financial statements.

Direct operating costs in the Processing Services Segment represent costs of goods and services related to processing revenues and consist primarily of:

•	ATM installation costs
•	ATM site rentals
•	Costs associated with maintaining ATMs
•	ATM telecommunications
•	Interest on network cash and cash delivery
•	Security services to ATMs

These costs increased 11% or $0.8 million to $7.6 million for the three months ended September 30, 2002 from $6.8 million for the three months ended September 30, 2001 and increased 7% or $1.5 million to $20.9 million for the nine months ended September 30, 2002 from $19.5 million for the nine months ended September 30, 2001. This increase is primarily attributable to operating the increased number of ATMs mentioned above. Also, allocations within the Euronet operating companies were made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. These allocations totaled $1.4 million and $1.5 million for the three months ended September 30, 2002 and September 30, 2001, respectively. These allocations totaled $4.0 million and $3.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

The components of direct operating costs for the three months and nine months ended September 30, 2002 and 2001 were:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
(unaudited)
(in thousands)
ATM communication	$1,057	$1,125	$3,013	$3,300
ATM cash filling and interest on network cash	1,877	1,778	5,340	5,270
ATM maintenance	1,269	1,003	3,264	3,076
ATM site rental	1,005	609	2,664	1,814
ATM installation	193	81	487	195
Transaction processing and ATM monitoring	1,697	1,855	4,739	4,658
Other	524	399	1,428	1,169

Total direct operating expenses	$7,622	$6,850	$20,935	$19,482

As a percentage of this segment’s revenue, direct operating costs fell from 61% for the three months ended September 30, 2001 to 55% for the three months ended September 30, 2002 and decreased from 60% for the nine months ended September 30, 2001 to 54% for the nine months ended September 30, 2002. On a per-ATM basis, the direct operating costs fell 11% from $2,914 per ATM for the three months ended September 30, 2001 to $2,583 per ATM for the three months ended September 30, 2002 and decreased from $8,287 per ATM for the nine months ended September 30, 2001 to $7,097 per ATM for the nine months ended September 30, 2002. On a per-transaction basis, the direct operating costs fell 24% from $0.45 per transaction for the three months ended September 30, 2001 to $0.34 per transaction for the three months ended September 30, 2002 and decreased from $0.47 per transaction for the nine months ended September 30, 2001 to $0.37 per transaction for the nine months ended September 30, 2002. Costs per transaction have decreased because of the combination of increasing transaction volumes on existing sites and having a large fixed direct operating cost structure on these sites. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, there was an increase in the number of ATMs that we operate under ATM management agreements, and these ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental).

Segment salaries and benefits increased 37% to $2.9 million for the three months ended September 30, 2002 from $2.1 million for the three months ended September 30, 2001 and increased 29% to $8.1 million for the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001. This increase reflects the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe, as well as increases in staff levels at the processing center, which were required to maintain quality service in line with rising transaction volumes. As a percentage of this segment’s revenue, salaries and benefits increased from 19% for the three months ended September 30, 2001 to 21% for the three months ended September 30, 2002 and increased from 19% for the nine months ended September 30, 2001 to 21% for the nine months ended September 30, 2002.

Selling, general and administrative costs allocated to the Processing Services Segment increased by $0.1 million from a negative $0.2 million for the three months ended September 30, 2001 to negative $0.1 million for the three months ended September 30, 2002. This negative balance is due to the allocation of switching fees from selling, general and administrative costs to direct costs for each of the other sub segments. Selling, general and administrative costs decreased 50% to $0.2 million for the nine months ended September 30, 2002 from $0.4 million for the nine months ended September 30, 2001.

Depreciation and amortization increased 10% to $2.2 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001 and increased 7% to $6.2 million for the nine months ended September 30, 2002 from $5.8 million for the nine months ended September 30, 2001. These increases are due to the new European operations center in Budapest and increased ATMs in service as compared to the previous periods.

Operating Income/(Loss)

As a result of the factors discussed above, the Processing Services Segment as a whole improved operating income by $0.7 million as compared to the same three-month period last year, reporting operating income of $1.1 million for the three months ended September 30, 2002 as compared to operating income of $0.4 million for the three months ended September 30, 2001. The Processing Services Segment improved operating income by $3.1 million as compared to the same nine-month period last year reporting operating income of $3.4 million for the nine months ended September 30, 2002 as compared to operating income of $0.3 million for the nine months ended September 30, 2001. The Central European Sub-segment improved operating income by $0.3 million, reporting operating income of $0.7 million for the three months ended September 30, 2002 compared to operating income of $0.4 million for the three months ended September 30, 2001 and operating income of $2.0 million for the nine months ended September 30, 2002 as compared to operating income of $0.2 million for the nine months ended September 30, 2001. The Western European Sub-segment reported operating income of $1.1 million for the three months ended September 30, 2002 up from operating income of $0.1 million for the three months ended September 30, 2001 and operating income increased 101% to $2.6 million for the nine months ended September 30, 2002 from $1.3 million for the nine months ended September 30, 2001. The Other Operations Sub-segment increased its operating loss $0.8 million for the three months ended September 30, 2002 from nil for the three months ended September 30, 2001 and operating losses remained unchanged at $1.3 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

We are pursuing new business opportunities in Asia. If we are successful, as we expect to be, in securing required regulatory and other approvals to provide our services there, we will incur start-up expenses in 2003 that will exceed the amount of revenues we generate there for several quarters. Operating expenses are expected to exceed revenues by approximately $1.2 million over the next 12 to 15 months as we commence and expand operations in Asia. Capital expenditures over the same period are expected to be approximately $0.6 million related to these operations. We are exploring methods for limiting losses and capital investments arising from commencement of operations in Asia, including seeking participation in our Asian operations by outside investors.

As part of an overall change in our financial budgeting procedures, commencing for the year 2003, we will establish the level of our expenditures for the Processing Services Segment based on “base line” revenue assumptions that take into account only revenues from contracted business, without consideration of any new potential business. We expect that this approach will improve our ability to keep costs in line with revenues.

SOFTWARE SOLUTIONS SEGMENT

Revenues

Revenues of the Software Solutions Segment were $4.2 million before inter-segment eliminations for the three months ended September 30, 2002 as compared to $3.8 million for the three months ended September 30, 2001. Segment revenues were $13.8 million before inter-segment eliminations for the nine months ended September 30, 2002 as compared to $12.0 million for the nine months ended September 30, 2001. Software revenues are grouped into four broad categories:

•	Software license fees
•	Professional service fees
•	Maintenance fees
•	Hardware sales

Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consulting services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers’ software products. Hardware sales revenues are derived from the sale of computer products. The components of software solutions revenue for the three-month and nine-month periods ended September 30, 2002 and 2001 were:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(unaudited) (in thousands)
Software license fees	$1,001	$675	$5,516	$2,706
Professional service fees	1,522	1,281	3,568	4,686
Maintenance fees	1,630	1,365	4,221	3,777
Hardware sales	28	436	545	802

Total	$4,181	$3,757	$13,850	$11,971

Software license fees increased $0.3 million to $1.0 million for the three-month period ended September 30, 2002 from the same period in 2001, and increased $2.8 million to $5.5 million for the nine-month period ended September 30, 2002 from the same period in 2001. These increases are due primarily to license fees that we obtained as part of the software license agreement with AIS (see Note 10 to the unaudited consolidated financial statements). We recognized $0.6 million and $3.5 million of revenues related to the AIS software license agreement during the three-month and nine-month periods ended September 30, 2002, respectively. Approximately $0.4 million of license fees remain to be earned and recognized related to the AIS software license agreement. We believe that the revenues of the Software Solutions Segment will increasingly be derived from our upgraded and new set of software solutions, including our wireless banking solutions.

The increase in professional service fees of $0.2 million is due to more billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease in professional service fees of $1.1 million is due to fewer billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Certain professional service fees are bundled in software license contracts and reported as license fees using the percentage of completion method.

The increase in maintenance fees of $0.4 million from the nine months ended September 30, 2001 to the same period in 2002 is due to the completion of several large contracts since June 2001, thereby initiating the maintenance aspect of these contracts, partially offset by termination of maintenance contracts by existing customers. Additionally, almost $0.2 million of the increase is due to recognition of the maintenance revenues of the software license agreement with AIS as described in Note 10 to the unaudited consolidated financial statements. Approximately $0.8 million of maintenance revenues remain to be earned and recognized related to the AIS software license agreement through 2003. We intend to secure long-term revenue streams through multiyear maintenance agreements with existing and new customers.

The decrease in hardware sales in 2002 from 2001 is mainly attributed to the timing of hardware sales. Hardware sales are generally sporadic as they are generally an incidental component to our software license and professional services offerings. Hardware sales for the nine months ended September 30, 2002 includes one significant hardware sale of $0.3 million related to the AIS software license agreement. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts, which we have executed and for which we expect recognition of the related revenue within one year. At September 30, 2002, the revenue backlog was $3.5 million as compared to $1.5 million at September 30, 2001. This increase resulted principally from increased sales during the three months ended September 30, 2002 and from the AIS software license agreement, which comprises approximately $0.4 million of the balance. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of:

•	Direct operating costs
•	Salaries and benefits
•	Selling, general and administrative expenses
•	Depreciation and amortization

Total segment operating expenses increased $0.6 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Total segment operating expenses decreased $0.8 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The components of Software Solutions Segment operating costs for the three and nine month periods ended September 30, 2002 and the same periods in 2001 were:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(unaudited) (in thousands)
Direct operating costs	$181	$57	$732	$584
Salaries and benefits	3,058	2,984	9,117	10,239
Selling, general and administrative	1,128	827	2,432	2,615
Depreciation and amortization	248	138	731	375

Total operating expenses	$4,615	$4,006	$13,012	$13,813

Direct operating costs consist of hardware costs and distributor commissions. The marginal increase in direct operating costs of $0.1 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 is due to an increase in distributor commissions. The increase in direct operating costs of $0.1 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 is due to the cost of the one computer hardware sale as discussed above, partially offset by generally lower distributor commissions.

Salary and benefits marginally increased $0.1 million for the three-month period ended September 30, 2002 from the three-month period ended September 30, 2001, and decreased $1.1 million for the nine-month period ended September 30, 2002 from the nine-month period ended September 30, 2001. During the first quarter of 2001 we reduced our workforce significantly with the primary objective of reducing costs in our Software Solutions Segment to bring them more in line with the anticipated revenue.

Selling, general and administrative expenses increased $0.3 million to $1.1 million for the three months ended September 30, 2002 from $0.8 million for the three months ended September 30, 2001. This increase is primarily due to increased expenses related to expansion into the Asia Pacific region. Costs decreased $0.2 million to $2.4 million for the nine months ended September 30, 2002 from $2.6 million for the nine months ended September 30, 2001. This decrease was primarily due to our efforts at controlling expenses. Some of the cost reductions in the nine months ended September 30, 2002 were one-time credits and incentives that are not expected to continue in the future.

Depreciation and amortization expense increased $0.1 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 and $0.4 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 due to the addition of $0.4 million in leasehold improvements in late 2001 and the first quarter of 2002, as well as the addition of $1.0 million in capitalized software development costs during 2001. Depreciation of improvements and amortization of capitalized software development costs was $0.2 million for the three months ended September 30, 2002, and $0.5 million for the nine months ended September 30, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for computer products to be sold, leased or otherwise marketed were $1.0 million for the three months ended September 30, 2002 as compared to $1.6 million for the three months ended September 30, 2001. Our research and development costs for computer products to be sold, leased or otherwise marketed were $2.7 million for the nine months ended September 30, 2002 as compared to $4.1 million for the nine months ended September 30, 2001.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We capitalized $0.1 million in the three months ended September 30, 2002, as compared to $0.1 million capitalized during the three months ended September 30, 2001. We capitalized $0.3 million in the nine months ended September 30, 2002, as compared to $0.3 million capitalized during the nine months ended September 30, 2001. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

Of the total capitalized research and development costs, $0.2 million and $0.1 million were amortized in the three months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002 and 2001, $0.5 million and $0.2 million were amortized.

Operating Income/(Loss)

The Software Solutions Segment generated an operating loss of $0.4 million for the three months ended September 30, 2002 as compared to an operating loss of $0.2 million for the three months ended September 30, 2001 and earned operating income of $0.8 million for the nine months ended September 30, 2002 as compared to an operating loss of $1.8 million for the nine months ended September 30, 2001 as a result of the factors discussed above.

CORPORATE SERVICES

Operating Expenses

Operating expenses for Corporate Services increased to $1.3 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. The components of this segment’s operating costs for the three-month and nine-month periods ended September 30, 2002 and the same periods in 2001 were:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
(unaudited) (in thousands)
Salaries and benefits	$396	$577	$1,386	$2,239
Selling, general and administrative	793	619	2,244	2,195
Depreciation and amortization	84	37	40	108

Total operating expenses	$1,273	$1,233	$3,670	$4,542

The reduction of $0.9 million in salaries and benefits for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to workforce reductions during the three months ended March 31, 2001. Because the workforce reductions involved payment of severance equal to several weeks’ salary to most employees, the financial impact of these reductions was greater in the second and subsequent quarters of 2001. Additionally, certain salary incentives are included in 2001.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2002 as compared to $0.1 million for the three months ended September 30, 2001 and $0.2 million for the nine months ended September 30, 2002 compared to $0.2 million for the nine months ended September 30, 2001.

Interest Expense

Interest expense decreased to $1.4 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001 and decreased to $4.8 million for the nine months ended September 30, 2002 compared to $7.1 million for the nine months ended September 30, 2001. The decrease from 2001 to 2002 was primarily due to a reduction in the Senior Discount Notes as a result of significant debt/equity swaps during 2001 and the partial cash redemption in July 2002, which are more fully described in Note 7 to the unaudited consolidated financial statements.

Foreign Exchange Gain/(Loss)

We had a net foreign exchange gain of $0.2 million for the three months ended September 30, 2002, compared to a net foreign exchange loss of $3.8 million for the three months ended September 30, 2001 and a net foreign exchange loss of $3.2 million for the nine months ended September 30, 2002 compared to a net foreign exchange gain of $3.9 million for the nine months ended September 30, 2001. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities is denominated in euros, including capital lease obligations, notes payable (including the notes issued in our public bond offering), and cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Gain/(Loss) on Early Retirement of Debt

We had a loss on early retirement of debt of $0.8 million for the three months ended September 30, 2002, compared to a gain on early retirement of debt of $1.1 million for the three months ended September 30, 2001. We had a loss on early retirement of debt of $1.0 million for the nine months ended September 30, 2002, compared to a gain on early retirement of debt of $9.5 million for the nine months ended September 30, 2001. The 2001 gains were the result of significant notes payable early retirement transactions as described in Note 7 to the unaudited consolidated financial statements. Additionally, the notes payable retired in 2001 had significantly lower market value than the note payables retired in 2002.

The Senior Discount Notes that we re-acquired in the above exchanges have been retired. We will consider additional repurchases of our senior discount notes if opportunities arise to complete these transactions on favorable terms.

Minority Interest

We recorded the minority interest in losses from P. T. Euronet Sigma Nusantara, an Indonesia company. We own 80% of P. T. Sigma Nusantara’s shares.

Discontinued Operations

On January 4, 2002, we sold substantially all of the DASH assets to AIS for $6.8 million in cash. Of this amount, $0.7 million is being held in escrow for a period of one year under the terms of a separate escrow agreement to cover certain post-closing adjustments and any damages that might arise from breach of the representations and warranties contained in the purchase agreement with AIS. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income from the discontinued operations of DASH of nil for the nine months ended September 30, 2002, and $0.1 million and $3.1 million for the three and nine months ended September 30, 2001, respectively.

On July 15, 2002, we sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos for 1 euro plus reimbursement of certain operating expenses. A loss on disposal of the France business of $0.1 million was recorded in 2002. The income from France operations reported as discontinued operations was nil for the three-month periods ended September 30, 2002 and 2001. The income from France operations reported as discontinued operations for the nine months ended September 30, 2002 was nil as compared to a loss of $0.9 million for the nine months ended September 30, 2001.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS 144. We previously reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment.

Net Income/(Loss)

We recorded a net loss of $2.5 million during the three months ended September 30, 2002 from a net loss of $5.4 million for the three months ended September 30, 2001, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

We financed our historical operations and capital expenditures primarily through the proceeds from the 1998 issue of euro denominated 12 3/8% notes payable, the 1997 public equity offering, equipment lease financing and private placements of equity securities. We have used the net proceeds of these transactions, together with revenues from operations and interest income, to fund aggregate net losses of approximately $127 million, investments in property, plant and equipment of approximately $65.9 million and acquisitions of approximately $24.6 million.

At September 30, 2002, we had cash and cash equivalents of $15.3 million. We had $3.9 million of restricted cash held as security with respect to cash provided by banks participating in our ATM network, to cover guarantees on financial instruments and as deposits with customs officials.

On June 28, 2000 we entered into an unsecured revolving credit agreement providing a facility of up to $4.0 million from three shareholders, one of which was Michael J. Brown, Euronet’s CEO and a director. This credit facility was renewed twice and was due and payable on June 28, 2002. We issued 300,000 warrants in conjunction with the issuance and extensions to this facility. On May 29, 2001, we drew $2.0 million and issued an additional 160,000 warrants based on the terms of the credit agreement. The warrant strike price was set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10%. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Michael J. Brown in cash.

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

We elected not to renew the credit agreement in December 2001 and, on March 21, 2002, we repaid the outstanding credit facility debt in full. Payment consisted of $2.0 million in principal and interest. As of September 30, 2002, no warrants remain outstanding with respect to this credit facility.

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

In 2000, Michael J. Brown pledged approximately $4.0 million of marketable securities that he owns (not including any of our common stock) in order to obtain the release of cash collateral of $4.8 million held by a bank providing cash to our ATM network in Hungary. We did not have to pay any consideration for this security pledge. On March 14, 2002, we obtained a letter of credit supported by a certificate of deposit for $5.0 million that replaced Michael J. Brown’s security pledge, as well as a related $0.8 million letter of credit and certificate of deposit. The original $5.0 million letter of credit was subsequently reduced to $2.0 million letter of credit as more fully described in Note 6 to the unaudited financial statements.

We lease many of our ATMs under capital lease arrangements that expire between 2002 and 2008. The leases bear interest between 8% and 12% per annum. As of September 30, 2002, we owed $10.3 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although strategies that promote outsourcing and redeployment of under-performing ATMs will reduce some of these requirements. Acquisitions of related ATM businesses and investments in new markets will require additional capital expenditures. Fixed asset purchases for 2002 are currently estimated to be in the range of $9 to $10 million.

We are required to maintain ATM hardware and software in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, VISA and Mastercard. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations. Upgrades to the ATM software and hardware will also be required on or before 2005 to enable certain “micro–chip” card technology for “Smart Cards.” Our ATM hardware and software will need to be modified to enable the use of “Smart Cards.” We are currently developing a project plan for implementation and delivery and estimating the costs associated with the hardware and software modifications.

Effective July 1, 2001, we implemented our Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase common stock through payroll deductions according to specific eligibility and participation requirements. We completed a series of offerings of three months duration with new offerings commencing on January 1, April 1, July 1, and October 1 of each year. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of common stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. The options are funded by participating employees’ payroll deductions or cash payments. Under the provisions of the ESPP, we reserved 500,000 shares of common stock of which we had issued 260,871 shares as of September 30, 2002. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. During the three months ended September 30, 2002, we issued 23,396 shares at a price of $4.28 per share, resulting in proceeds to us of $0.1 million. During the nine months ended September 30, 2002, we issued 86,301 shares at an average price of $11.60 per share, resulting in proceeds to us of $1.0 million.

In March 2002, we made matching contributions of 9,647 shares of stock in conjunction with our 401(k) employee benefits plan for plan year 2001. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our board of directors for a plan year and is allocated in proportion to employee elective deferrals. As of September 30, 2002, total employer matching contributions since inception of the plan has consisted of 25,922 shares under the basic match and 16,275 shares under the discretionary matching contribution.

We reduced the total book value of our long term Senior Discount Notes from $46.2 million at September 30, 2001 to $34.0 million at September 30, 2002. We did this through a series of debt-for-debt exchanges, debt-for-equity exchanges, and a partial redemption as more fully described in Note 7 to our September 30, 2002 unaudited consolidated financial statements and in Note 11 to our consolidated financial statements for the year ended December 31, 2001. Due to market and other factors, we may not be able to continue to successfully implement these exchanges in the future. We are required to commence cash payments of interest on these notes on January 1, 2003. At current debt levels, we will be required to make approximately $2.1 million in interest payments on a semi-annual basis beginning January 1, 2003. The full principal balance of these notes will be due and payable on July 1, 2006.

We have noncancelable operating rental leases for office space which expire over the next 2 to 8 years. Future minimum lease payments under these noncancelable operating leases are approximately $2.1 million for 2003, $1.9 million for 2004, $1.6 million for 2005, $1.5 million for 2006, $1.4 million for 2007 and $1.7 million thereafter.

We have noncancelable purchase obligations for certain computer equipment. This computer equipment has not been received and therefore no liability has been recorded on the balance sheet as of September 30, 2002. The total purchase obligation is approximately $0.6 million.

We have no other significant off-balance sheet items.

Based on our current business plan and financial projections, we expect to improve operating income and generate net cash inflows from our operating activities in 2003. In our Processing Services Segment, we anticipate that increased transaction levels in our ATM network will result in additional revenues without an increase in expenses at the same rate. In addition, we expect to further expand our ATM outsourcing services and offer new value-added services, which will provide continued revenue growth without significantly increasing direct operating expenses or capital investments. In the Software Solutions Segment, we believe our operating costs are now more in line with anticipated revenues. We believe that certain asset sales and cash and cash equivalents will provide us with sufficient capital to meet current and future cash requirements. We will continue our policy of assessing opportunities for additional debt and equity financing as they arise, and will pursue any such opportunities if we think they can contribute to fulfilling our financial and strategic business objectives, particularly if attractive acquisition opportunities present themselves.

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents increased to $15.3 million at September 30, 2002 from $8.8 million at December 31, 2001 primarily due to the following activity:

•	cash flow from operations of $8.5 million
•	net proceeds from the sale of DASH of $5.8 million as described in Note 9 to our unaudited consolidated financial statements
•	net proceeds from the private placement of equity in February 2002 of $11.7 million as described in Note 11 to our unaudited consolidated financial statements
•	net proceeds from exercise of stock options, warrants and employee share purchases of $5.1 million
•	offset by the cash purchase of $6.4 million of fixed assets and other long-term assets
•	offset by the purchase of CDs to secure standby letters of credit of $2.0 million
•	offset by debt and lease repayments of $16.0 million

Restricted cash

Restricted cash increased to $3.9 million at September 30, 2002 from $1.9 million at December 31, 2001. The majority of restricted cash is held as security with respect to cash provided by banks participating in our ATM network. The increase is due to the pledge of cash to purchase a $2.0 million surety bond as cash collateral for the Hungarian ATM network, to replace Michael J. Brown’s $4.0 million security pledge and a related $0.8 million certificate of deposit previously obtained for the same purpose.

Trade accounts receivable

Trade accounts receivable decreased to $7.7 million at September 30, 2002 from $8.9 million at December 31, 2001 primarily due to improved collections.

Assets from discontinued operations

Assets from discontinued operations represent the net assets for France and DASH as of December 31, 2001. The decrease to nil as of September 30, 2002 results from the sale of substantially all of France’s and DASH’s assets as discussed in Note 9 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment increased to $30.1 million at September 30, 2002 from $29.1 million at December 31, 2001. This increase results from fixed asset purchases in excess of depreciation.

Intangible assets

Net intangible assets increased to $1.7 million at September 30, 2002 from $1.6 million at December 31, 2001. The intangible asset is goodwill related to the 1999 acquisition of SBK, a German ATM company. The increase from December 31, 2001 to September 30, 2002 is primarily due to remeasurement of assets due to foreign exchange rate movement.

Other assets

Other assets marginally decreased to $3.0 million at September 30, 2002 from $3.3 million at December 31, 2001 due primarily to the capitalization of certain financing and other deferred costs of $0.5 million, offset by the amortization of capitalized software development costs of $0.4 million.

Current liabilities

Current liabilities decreased to $20.4 million at September 30, 2002 from $23.6 million at December 31, 2001 due to the following activity:

•	the $2.0 million repayment of the shareholder credit facility discussed in Note 6 to our unaudited consolidated financial statements
•	decreases in trade accounts payable and other accrued expenses of $1.6 million
•	offset by an increase in the current portion of capital lease obligations of $0.4 million

Liabilities from discontinued operations

Liabilities from discontinued operations represent the net liabilities for France and DASH as of December 31, 2001. The decrease to nil as of September 30, 2002 results from the sale of substantially all of France’s and DASH’s liabilities as discussed in Note 9 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $10.3 million at September 30, 2002 from $12.0 million at December 31, 2001. This results from the excess of lease payments of $4.1 million over new capital lease obligations of $2.4 million. The new capital leases are generally for a term of 3 to 5 years.

Notes payable

Notes payable decreased to $34.0 million at September 30, 2002 from $38.1 million at December 31, 2001. This results from the following activity (in thousands):

Balance at December 31, 2001	$38,146
Unrealized foreign exchange loss (euro vs. U.S. dollar)	4,413
Accretion of notes payable interest	2,482
Early retirement of debt (see Note 7 to the unaudited consolidated financial statements)	(11,061)

Balance at September 30, 2002	$33,980

Total Stockholders’ Equity/(Deficit)

Total stockholders’ equity increased to $7.4 million at September 30, 2002 from a deficit of $7.7 million at December 31, 2001. This results from the following activity:

•	$3.7 million in net losses for the nine months ended September 30, 2002
•	$18.6 million in proceeds from the private placement of equity, the exercise of options and warrants, and employee stock purchases
•	$0.2 million decrease in the accumulated comprehensive loss

CRITICAL ACCOUNTING POLICIES

For details of critical accounting policies please refer to the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company’s Form 10-K.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS 146), “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

•	Our business plans and financing plans and requirements
•	Trends affecting our business plans and financing plans and requirements
•	Trends affecting our business
•	The adequacy of capital to meet our capital requirements and expansion plans
•	The assumptions underlying our business plans
•	Business strategy
•	Government regulatory action
•	Technological advances
•	Projected costs and revenues

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services
•	Foreign exchange fluctuations
•	Competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services
•	Our relationships with our major customers, sponsor banks in various markets and international card organizations
•	Changes in laws and regulations affecting our business

These risks and other risks are described elsewhere in this document and our other filings with the Securities and Exchange Commission.

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

Foreign Exchange Exposure

In the three months ended September 30, 2002, 67% of our revenues were generated in Poland, Hungary, the United Kingdom and Germany as compared to 67% in the three months ended September 30, 2001. In the nine months ended September 30, 2002, 64% of our revenues were generated in Poland, Hungary, the United Kingdom and Germany as compared to 66% in the nine months ended September 30, 2001. This decrease is due to the overall increase in revenues for our operations, including in these four countries. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the United Kingdom and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively. Although a significant portion of our expenditures in these countries are still made in or denominated in U.S. dollars, we are striving to achieve more of our expenses in local currencies to match our revenues.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $1.5 million decrease in the reported net loss. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro than against the dollar. Accordingly, we believe that our euro denominated debt provides, in the medium to long term, for a closer matching of assets and liabilities than would dollar-denominated debt.

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

Interest Rate Risk

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at September 30, 2002 was estimated to be $36.3 million compared to a carrying value of $34.0 million. A 1% increase from prevailing interest rates at September 30, 2002 would result in a decrease in fair value of notes payable by approximately $1.1 million. Fair values were determined based on the current early redemption premium of approximately 6% of face value as defined in the note agreement and as evidenced by the recent redemption in July 2002.

First Interest Repayment

Beginning January 1, 2003, interest payments of approximately 2.2 million euro (estimated $2.1 million as of September 30, 2002) will be payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates will be January 1 and July 1, with the final interest payment due on July 1, 2006. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in euro or euro-linked denominations. Throughout 2002, we will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits –

Exhibit 10.1 – Euronet Long Term Incentive Stock Plan (as amended effective September 13, 2002)

Exhibit 10.2 – Euronet Worldwide, Inc. Employee Stock Purchase Plan (as amended effective June 30, 2001)

Exhibit 10.3 – Euronet Worldwide, Inc. Rules and Procedures for Euronet Matching Stock Option Grant Program

(b) Reports on Form 8-K

On July 29, 2002, the Company filed a current report on Form 8-K reporting events under Item 5 (“Other Events”).

On August 15, 2002, the Company filed a current report on Form 8-K reporting events under Item 9 (“Regulation FD Disclosure”).

On September 24, 2002, the Company filed a current report on Form 8-K reporting events under Item 5 (“Other Events”).

On November 1, 2002, the Company filed a current report on Form 8-K reporting events under Item 5 (“Other Events”) and Item 9 (“Regulation FD Disclosure”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002

By: /s/ MICHAEL J. BROWN
Michael J. Brown Chief Executive Officer

By: /s/ KENDALL D. COYNE
Kendall D. Coyne Chief Financial Officer

CERTIFICATIONS

I, Michael J. Brown, Chief Executive Officer of Euronet Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Euronet Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002
            /S/ Michael J. Brown
            Chief Executive Officer

I, Kendall D. Coyne, Chief Financial Officer of Euronet Worldwide, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Euronet Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
            /s/    Kendall D. Coyne
            Chief Financial Officer

Exhibit Index

Exhibit	Document

10.1	Euronet Long Term Incentive Stock Plan (as amended effective September 13, 2002)

10.2	Euronet Worldwide, Inc. Employee Stock Purchase Plan (as amended effective June 30, 2001)

10.3	Euronet Worldwide, Inc. Rules and Procedures for Euronet Matching Stock Option Grant Program

1