Form 10-K
period 2002-12-31
EURONET WORLDWIDE INC
filed 2003-03-31
CIK 1029199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                        Commission File Number 000-22167

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.02 par value
                         Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

At February 28, 2003, the Registrant had 26,473,206 shares of common stock (the "Common Stock") outstanding. As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $373 million. The aggregate market value was determined based on the closing price of the Common Stock on June 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders in 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

Euronet Worldwide, Inc. is a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. We process transactions for a network of 3,005 automated teller machines (ATMs) across Europe (and until January 2002 in the United States). Through our software subsidiary, Euronet USA, Inc. ("Euronet USA"), we offer a suite of integrated electronic fund transfer (EFT) software solutions for electronic payment and transaction delivery systems. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, electronic recharge services (for prepaid mobile airtime) and integrated EFT software solutions. Through our subsidiary, e-pay Ltd. which we acquired on February 19, 2003, we operate a network of point-of-sale (POS) terminals providing electronic processing of prepaid mobile phone airtime ("top-up") services in the U.K. and in Australia through its wholly owned subsidiary e-pay Australia Pty Ltd. Our principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. Our solutions are used in more than 60 countries around the world. As of December 31, 2002, we had ten offices in Europe, two in the United States and one each in India, Indonesia, and Egypt.

The first company in the Euronet group was established in 1994 as a Hungarian limited liability company. We began operations in 1995, setting up a processing center and installing our first ATMs in Budapest, Hungary. We commenced operations in Poland and Germany in 1995 and 1996, respectively. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.

Until December 1998, we devoted substantially all of our resources to establishing and expanding an ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic, Croatia and Romania) and Germany. On December 2, 1998, we acquired Euronet USA (formerly Arkansas Systems, Inc.), a U.S. company that produces electronic payment systems software for retail banks and is the leading electronic payment software system for the IBM iSeries (formerly AS/400) platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to POS devices, credit and debit card operations and Internet, telephone and mobile banking. We have invested in software research, development and delivery capabilities and have integrated our ATM processing business and software business. These two complementary businesses present strong cross-selling opportunities within our combined customer base. Also, since this software is used in our operations center, opportunities exist to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services.

Between 1999 and 2001, we expanded our presence to Egypt and to Western and Southern Europe including Greece, France and in particular the U.K., where we established a sizeable independent ATM network. As of December 31, 2002, we operated 772 ATMs in the U.K. of which 640 were owned by us. As described further below, in January 2003, we sold our U.K. subsidiary but we will continue to operate all of the ATMs through a five-year outsourcing agreement. (See Note 29 - Subsequent Events to the Consolidated Financial Statements.) We sold our ATM operations in France in May 2002 due to the imposition of stringent new safety requirements for the operation of ATMs, which made it difficult to operate ATMs profitably in that market.

Throughout 2001 and 2002, Euronet has focused on product developments that would add transaction functionality via new and existing products, including mobile banking and event messaging. Another new product line was the Electronic Recharge line, which enabled purchasing prepaid mobile airtime from ATMs, POS terminals and directly from the mobile handset.

In 2002, we opened a small office in Slovakia to support expanding efforts in Central Europe. We also entered India, one of the largest emerging markets for ATM and card growth potential. In the India market, we will focus on ATM outsourcing and electronic recharge products for replenishing prepaid mobile airtime.

As of December 31, 2002, we operated in two principal business segments. The first is the Processing Services Segment, which comprises our proprietary ATM network and outsourced management of ATMs for banks. It includes various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our second principal segment is the Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and process financial transactions from those devices and the Internet.

Subsequent to December 31, 2002, we entered into two transactions that will significantly impact our results for the years 2003 and beyond.

First, on January 17, 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer. From that date forward, we will operate the ATMs in that network under a five year outsourcing agreement. With this transaction, we in effect sold our UK subsidiary, and all our employees working in that office transitioned to the new company. This transaction will significantly decrease the revenues we realize from the ATM Processing Services Segment. However, because revenues from the outsourcing agreement are high margin revenues, this transaction will not decrease operating profits going forward as significantly, as described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second, on February 19, 2003, we acquired e-pay, Ltd. (See Note 29 - Subsequent Events to the Consolidated Financial Statements.) e-pay is an electronic payments processor of prepaid mobile phone airtime "top-up" services in the U.K and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through POS terminals in retail outlets. e-pay currently processes top-up sales at more than 50,000 POS terminals in approximately 18,000 retail locations, including the mobile operators' own retail outlets, major retail chains and independent retail outlets. In addition to the U.K. and Australia operations, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 2,600 POS terminals in Malaysia. With this acquisition, we gained offices in London and Sydney.

We will maintain e-pay's data center in Basildon, U.K. but will establish a connection between that center and Euronet's existing data center in Budapest. We intend to market e-pay's services in selected countries in which we currently operate. With the e-pay acquisition, Euronet will add a third principal business segment, called the Prepaid Processing Services Segment.

Our website address is www.euronetworldwide.com. We make available free of charge through our website all SEC public filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

                               MARKET OPPORTUNITY

PROCESSING SERVICES SEGMENT

Our Processing Services Segment provides services to banks and mobile phone companies primarily in the developing markets of Central and Southern Europe (Hungary, Poland, Czech Republic, Croatia, Romania, Slovakia, Serbia and Greece), Egypt, Indonesia and India, as well as in the developed countries of Western Europe (Germany and the U.K.) and, until January 2002, the United States. Although all of these markets present market opportunities for expanding the sales of our services, we believe opportunities for transaction growth in our core ATM services business are greater in the developing countries.

Our ATM network enables cardholders to make cash withdrawals, balance inquiries and other transactions with cards issued by banks. The number of transactions made on our ATMs depends on the number of bankcards issued in the country where the ATM is located. In the developing markets, the number of cards currently issued per person is substantially lower than in the developed markets but is increasing rapidly. We believe transaction levels in the developing markets will increase eventually to approximate those of the developed markets as banks bring new customers into the banking system and issue more cards to their existing customers. Therefore, the growth rates that we expect to achieve from transaction-based revenues in developing markets are higher than in developed markets.

In the developed European markets, ATMs are located primarily at bank branches as compared to a broader array of sites in the United States. We believe there are opportunities in these markets to provide ATM access in places where our experience suggests that customers use ATMs often, such as in shopping malls and large retail outlets.

Economic development in the developing markets also influences the growth rates we expect for certain other services we offer. For example, banks that are seeking to expand and develop their business in developing markets are good potential clients for our existing ATM network, as we can provide their customers access to ATMs we have already installed in those markets so the banks do not have to install ATMs themselves. Likewise, we offer banks outsourced ATM services whereby we will establish a network of ATMs for banks and operate those ATMs for a fixed monthly fee or a combination of a fixed fee and a monthly fee.

In all of our markets except the U.K., when a bank cardholder conducts a transaction on one of the ATMs in our network, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the "interchange fee." All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement.

In the U.K., where we previously owned ATMs directly, we were permitted to charge a transaction fee directly to the person using the ATMs (which is referred to as "surcharging"). This surcharge was in place of the interchange fee and we determined its amount. The surcharge ranged from GBP 1 to GBP 1.5 (approximately $1.59 to $2.39), which is substantially higher than the interchange fee determined by banks in the U.K., which is currently GBP 0.43 (approximately $0.68). This permitted us to realize more income per transaction in the U.K. than most of our other markets and made it possible to operate profitable ATMs in locations with lower transaction levels. Our aggressive roll-out of ATMs in the U.K. during 2001 and 2002 was based on the ability to surcharge there. However, in January 2003, we sold our U.K. subsidiary to focus more on outsourcing rather than owning ATMs, and we now receive fees for outsourced management of those same U.K. ATMs rather than a surcharge fee. The sale of our U.K. subsidiary enabled us to focus more on outsourcing in our most profitable regions rather than on deploying ATMs. (See Note 29 - Subsequent Events to the Consolidated Financial Statements.)

We believe banks in both the developing and developed markets are becoming more receptive to outsourcing the operation of their ATMs and POS networks. The operation of these devices requires expensive hardware and software and specialized personnel. We have these resources available and offer them to banks under outsourcing contracts that provide that the banks pay a monthly and/or transaction-based fee to us. This arrangement reduces substantially the investment a bank needs to make to operate its ATMs and POS terminals. We believe opportunities exist for developing our outsourcing business in all of our markets.

SOFTWARE SOLUTIONS SEGMENT

Although our Software Solutions Segment is headquartered in the United States, approximately 75% of our software customers are international and in particular located in developing markets. This distribution is largely because our software products, based on the Integrated Transaction Management ("ITM") core system, is a relatively small and inexpensive package that is appropriate for banks with smaller transaction processing needs. Euronet Software is the preferred transaction-processing software for banks that operate their back office software using the IBM iSeries platform, which is also a relatively inexpensive, expandable hardware platform. The software offering includes modules for ATM management, POS management, merchant management, debit card and credit card systems, telephone banking, Internet banking and mobile banking. We believe demand will continue for our Euronet software from smaller banks in the developed markets and throughout the developing world as new banks are established. Once a customer purchases our software and installs the core system, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues for us.

PREPAID PROCESSING SERVICES SEGMENT (COMMENCING FROM FIRST QUARTER 2003)

We acquired e-pay Ltd. in February 2003 and will report its results in a separate segment, referred to as the Prepaid Processing Services Segment beginning in the first quarter of 2003. Disclosure of separate financial segment information is not reflected in this report, which relates to the 2002 year. (See Note 29 - Subsequent Events to the Consolidated Financial Statements.)

Customers using mobile phones pay for their usage in two ways: through "postpaid" accounts where usage is billed at the end of each billing period, and through "prepaid" accounts where customers must pay in advance by crediting their accounts prior to usage. Although operators in the United States and certain European countries have provided service principally through postpaid accounts, the trend in Europe has shifted toward prepaid accounts because mobile operators of those accounts do not take the credit risk with respect to payment for airtime usage. In many developing markets, the majority of mobile phones are prepaid. As of February 2003, mobile phone penetration in the countries in which Euronet has operations and mobile operator agreements ranges from 1 percent in India to 88 percent in Slovakia. Last year's prepaid service growth rates in these countries ranged from 19 percent in Greece to 80 percent in Indonesia. In 2001, many countries doubled their numbers of prepaid subscribers, and in 2002, the countries in which Euronet operates increased prepaid services collectively by 12 percent.

Currently two principal methods are available to credit prepaid accounts (referred to as "top-up" of accounts). The first is through the purchase of "scratch cards" bearing code numbers, that when entered into a customer's mobile phone account, credit the account by a certain value of airtime. Scratch cards are sold predominantly through retail outlets. The second is through various electronic means of crediting accounts using POS terminals. Electronic top-up or "e-top-up" methods have several advantages over scratch cards, primarily because electronic methods do not require the creation, distribution and management of a physical inventory of cards. Currently scratch cards are the predominant method of crediting mobile phone accounts in most developed markets, but a shift is occurring in such markets away from usage of scratch cards to the usage of electronic top-up methods. In the U.K., for example, we estimate that approximately 10% of all top-ups were performed through electronic top-ups in early 2002. By December 2002, we estimate that as much as 40% of all U.K. top-ups were performed through e-top-ups.

We believe substantial opportunity exists to provide services to the mobile operators with respect to electronic top-up transactions. We intend to use the technology and business methods of e-pay in developing markets to leverage this opportunity. In addition, we are developing similar capabilities in the U.S. through a service branded "PaySpot."

                                    STRATEGY

The expansion and enhancement of our outsourced management solutions, both in existing markets and new markets, will remain a core business strategy. We also have been and will continue to focus heavily on the development of our outsourced management solutions with fixed fee arrangements. We believe increasing the number of bank-owned ATMs that we operate under management agreements will provide continued growth while minimizing the capital we place at risk. We continually strive to make our own ATM networks more efficient by eliminating the underperforming ATMs and installing ATMs in more desirable locations.

We have expanded our outsourced management solutions beyond ATMs to include card management and additional services such as POS terminal management, bill payment, and prepaid mobile operator solutions. We support these services using our proprietary software products. The introduction of value-added services for delivery over our ATM network has resulted in increased transactions and revenues. In the last two years, we developed and entered into a number of agreements for a new line of services involving the use of our ATM networks and central processing infrastructure to provide users of mobile phones the ability to purchase prepaid mobile phone time on ATMs and on the mobile phones themselves. We contract with mobile phone providers to facilitate their sale of mobile phone time, and we are paid a commission on each sale, often a percentage of the value of the mobile phone time purchased. In this regard, we also contract with banks to be able to use their ATMs for the distribution of mobile phone time, thereby expanding the distribution networks we can offer to mobile phone operators. We offer these transaction types as a service enhancement to existing clients, or as a "pass-through" service on ATMs that are owned and operated by others.

This ATM and Mobile Recharge line of services has been substantially strengthened through complementary services obtained by our acquisition of e-pay. We can now provide top-up services through POS terminals. We intend to expand e-pay's technology and business methods into other markets where we operate and hope to leverage our relationships with mobile phone companies and banks in those markets to cross-sell and to facilitate that expansion.

We downsized our Software Solutions Segment in January 2001 to bring expenses in line with revenues, and this segment's improved results have contributed to our overall results in 2002. We have made significant progress in reducing software delivery times and adding resources to enhance and expand our software products. Software products are now an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have found significant opportunities for cross-selling processing services to our software solutions customers and that our ability to develop, adapt and control our own software gives us credibility with our processing services customers. In addition, during 2001 we signed agreements under which we used our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures that launched in 2002 (for example, one in Serbia). This type of contribution is permitting us to enter these new markets without any cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable piece of our overall business strategy.

Our strategy in the Software Segment in 2002 included improvement of the application functionality for our core debit and credit solutions. Our software was upgraded to become compliant with certain new mandates of the international card organizations involving initiatives such as EMV (Europay, MasterCard and Visa) chip card support and Triple DES (Data Encryption Standard) support. EMV standards define the issuance and acceptance of chip card technology. Triple DES security standards represent a significant strengthening of encryption requirements to further protect sensitive data that is transmitted in transactions. These emerging industry standards have been jointly developed by the three major card associations and will have a significant influence over EFT-related hardware and software decisions throughout the next five years. Our ability to provide support for mandated initiatives such as EMV and Triple DES will provide significant opportunities to sell updated software to our existing customers and will enable Euronet to replace competitors' non-compliant solutions.

In the last two years, we also undertook a strategy of signing customers to extended long-term maintenance agreements. We continue to invest in emerging markets and technologies that complement our processing and software solutions.

                             DISCONTINUED OPERATIONS

On January 4, 2002, we sold substantially all of the assets of our ATM processing business in the United States, known as DASH, to ALLTEL Information Services, Inc. ("AIS") for $6.8 million in cash. AIS is a wholly owned subsidiary of ALLTEL Corporation. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

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

                                   OPERATIONS

PROCESSING SERVICES SEGMENT

OVERVIEW

At December 31, 2002 and 2001, we operated 3,005 and 2,400 ATMs, respectively. The major source of revenue generated by our ATM network is transaction revenue. The transactions processed by the ATM network increased by 39% from 57.1 million transactions in 2001 to 79.2 million transactions in 2002. Revenue sources of the Processing Services Segment also include outsourced management revenue, which is revenue from operating ATMs that we do not own, prepaid mobile phone recharge revenue and advertising revenue. The number of ATMs operated under outsourced management agreements increased from 458 at December 31, 2001 to 635 ATMs at December 31, 2002.

Our experience is that the level of transactions on our networks is subject to seasonal variation. Transactions tend to drop in the first quarter, as compared to the preceding fourth quarter, to levels per ATM that are the lowest we experience during the year. Since revenues of the Processing Services Segment are primarily transaction based, this segment is directly affected by this seasonality. In years prior to 2002, we believe our aggressive roll-out of ATMs lessened the impact of seasonal variations on our overall transaction levels and revenues as transactions from new ATMs compensated for the reduction in overall transaction levels.

ATM network growth in 2002 is attributable to transaction growth and additional outsourcing contracts in our established markets, in particular Poland, Hungary, the Czech Republic, and Croatia as well as the rollout of additional ATMs in the U.K. Of the net 605 ATMs added to the network during 2002, 205 ATMs were located in the U.K.

ATM TRANSACTION PROCESSING

Our operations center uses our Integrated Transaction Management System. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of banks and international card organizations such as American Express, Diners Club International, Visa, MasterCard and Europay. This ability is accomplished through our agreements and relationships with these banks, international credit and debit card issuers and international associations of card issuers.

In a typical ATM transaction, the transaction is routed from the ATM to our processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorization of ATM transactions processed on our ATMs.

The card issuer pays us a transaction-processing fee, even for certain transactions that are not completed because they fail to receive authorization. The fees we charge to the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. We do not charge cardholders a fee for using our ATMs, except in the U.K. where we charged prior to the disposition of our U.K. subsidiary, a "surcharge" fee that ranged between GBP 1.00 and GBP 1.50 on each cash withdrawal transaction.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to banks, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network increased as follows: 29.7 million in 1999, 43.5 million in 2000, 57.2 million in 2001 and 79.2 million in 2002. The number of transactions processed monthly grew from approximately 6.6 million in December 2001 to approximately 7.0 million in December 2002.

A number of factors affect the transaction volumes processed on any given ATM, including location of the ATM and the amount of time the ATM has been installed at that location. Our experience is that the number of transactions on a newly installed ATM is initially very low. It increases for varying periods ranging from three to twelve months after installation, depending upon the market, as consumers become familiar with the location of the machine. As the ATM network has matured, the number of transactions per ATM has increased. We have an ongoing policy of re-deploying under-performing ATMs to locations that we believe are better for transaction volumes. We anticipate that future transaction growth at our ATMs will depend heavily upon increased card issuance in developing markets and continued re-deployment of ATMs to better locations.

We believe that the location of ATMs is one of the most important factors in determining the success of an ATM network. Key target locations for our ATMs include:
     .   major shopping malls
     .   busy intersections
     .   local smaller shopping areas offering grocery stores
     .   supermarkets and services where people routinely shop
     . mass transportation hubs such as city bus and subway stops, rail and bus stations, airports and gas stations
     . tourist and entertainment centers such as historical sections of cities, cinemas, and recreational facilities

Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, we have invested in the establishment of advanced ATM machines and monitoring systems, as well as redundancies to protect against network interruption. We centrally monitor the performance and cash positions of our ATMs around the clock, and we dispatch local operations and maintenance contractors to service the machines. Our ATMs in all markets except Germany are linked by satellite or land-based telecommunications lines to our processing centers.

OTHER PRODUCTS AND SERVICES

Our network constitutes a distribution network through which financial and other products or services may be sold at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These new services include bill payment, "mini-statement" and recharge (purchasing prepaid airtime from ATM and mobile phone devices) transactions. We are committed to the ongoing development of innovative new products and services to offer our Processing Services customers and will implement additional services as markets develop.

In our central European markets (including Poland, Hungary, Croatia, Romania and the Czech Republic), as well as the U.K., Egypt, India and Indonesia, we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We have either established or adapted networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts. We began to distribute prepaid mobile telephone vouchers on our networks in Hungary and Poland in November 1999. In May and October 2000, we added this service to our Czech Republic and Croatian ATM networks, respectively. As of December 31, 2002, we had 18 mobile operators contracted to use our electronic recharge solutions in various markets. In Poland, Hungary, Croatia and Indonesia, we have signed contracts with all of the local mobile operators. In September 2001, we entered into a joint venture with a Malaysian group to establish a company to provide this service in Malaysia and other Asian countries, including China, but that joint venture was terminated in 2002.

In an automatic ATM recharge transaction, our ATM prompts a consumer through a series of ATM screens, during which the customer's credit or debit card is used to make payment for the recharge transaction. The card transaction is processed and settled to us in the same fashion as a typical ATM transaction, and we then send a signal to the mobile operator requesting credit to the customer's account in the amount of the transaction. The credit takes place automatically and the customer receives a message confirming the transaction. Similarly, our Mobile Recharge transaction uses the same workflow, but the transaction occurs with screens directly on the mobile phone. These recharge transactions are similar to the new Prepaid Processing Segment, but since they are processed through our existing operations center, they will continue to be reported in the current Processing Services Segment.

Since 1996, we have been selling advertising on our network. Advertising clients can put their advertisements on the video screens of our ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs.

CARD ACCEPTANCE OR SPONSORSHIP AGREEMENTS

Our agreements with banks and international card organizations generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines we operate in a given market. In many markets, we have agreements with a bank under which we are designated as a service provider (which we refer to as "sponsorship agreements") for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing bank or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party gives notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a bank to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the bank provides the cash needed to complete transactions on the ATM, although we have contracted for cash supply with a cash supply bank in the Czech Republic.

Under our card acceptance agreements and many of our outsourced management agreements, we are required to maintain insurance on the cash in the ATMs. We also maintain insurance against vandalism and theft of the ATMs themselves. During 2001 and 2002, the number of incidents of theft and vandalism grew in certain markets, and claims for all ATM-related losses during the year (including cash losses, property, and business interruption from inoperable
ATMs) were approximately $0.9 million. Insurance costs for ATM-related risks are increasing, both as a result of these losses and overall increases in insurance rates following the September 11, 2001 terrorist attacks.

Under our card acceptance agreements the ATM transaction fees we charge vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, GSM airtime recharge purchases, deposits and transactions not completed because authorization is not given by the relevant card issuer) and the number of transactions attributable to a particular card issuer.

Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or inflation adjusted. Transaction fees are billed to banks and card organizations with payment terms no longer than one month.

OUTSOURCED MANAGEMENT SOLUTIONS

We offer complete outsourced management services to banks and other organizations using our processing center's full suite of secure electronic financial transaction processing software. Our outsourced management services include management of an existing bank network of ATMs, development of new ATM networks on a complete turn-key basis (as we are doing for Citibank in Greece), management of POS networks, management of charge and debit card databases and other financial processing services. These services include 24-hour monitoring from our processing centers of each individual ATM's status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include realtime transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement and reporting. We already provide these services to existing customers and we have invested in the necessary infrastructure to support many additional transactions. As a result, any new agreements we sign for outsourced management services would provide additional revenue with lower incremental cost.

Our outsourced management agreements, other than in Germany, provide for fixed monthly management fees in addition to fees payable for each transaction. Therefore, the transaction fees under these agreements are generally lower than under card acceptance agreements. The fees payable under our outsourced management agreement in Germany are purely transaction based and include no fixed component.

Our agreements with mobile operators for the non-POS recharge business vary in term from one to five years. They provide for the maintenance of the electronic connection necessary to provide recharge transactions to customers and define operational and commercial terms regarding the method by which we will provide that transaction (ATM and mobile phone), settlement and the liability for transactions processed.

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

Direct operating costs as a percentage of ATM network revenue decreased from 69% in 2000 to 57% in 2001 and 54% in 2002. We intend to continue to improve the ratio of direct operating costs to revenue as the network continues to mature and growth continues in higher margin outsourcing management solutions.

For a discussion of revenues, operating profits/losses and total assets of the Processing Services Segment during each of the last three fiscal years, including a breakdown for each geographic sub-segment and the percentages thereof attributable to ATM transaction processing, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended December 31, 2002, 2001, and 2000--Processing Services Segment" and Note 20 - Business Segment Information to the Consolidated Financial Statements.

SOFTWARE SOLUTIONS SEGMENT

OVERVIEW

Through our subsidiary Euronet USA, we offer an integrated suite of card and retail transaction delivery applications for the IBM i-Series (formerly AS/400) platform and some applications on NT server environments. These applications are generally referred to as Euronet Software. The core system of this product, called "Integrated Transaction Management" (ITM), provides for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, Internet banking, mobile banking and event messaging. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We also offer increased functionality to authorize, switch and settle transactions for multiple banks through our GoldNet module. We use GoldNet for our own EFT requirements, processing transactions across ten countries in Europe.

We have invested significant resources in increasing the delivery capacity for our software solutions and expanding customer service. We have expanded our European headquarters in Budapest to provide comprehensive delivery and support for our

European customer base. We have made further investments in research and development of a number of new electronic- and mobile-commerce products that should enhance the segment's performance in the future. We established a customer service center in Asia to expand our "follow-the-sun" support initiatives, which represent the company's commitment to providing same time zone support for our customers worldwide. With the addition of the customer support personnel in Asia, we have three centers covering EMEA, the Americas, and Asia-Pacific. This coverage presents several benefits to our customers including immediate access to live technical support, infrastructure expansion to aid in faster problem resolution and a more in-depth knowledge and allowance for the uniqueness of conducting business in the various regions.

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

The Software Solutions Segment revenue for the year ended December 31, 2002 was approximately $17.4 million, of which software license fees accounted for 36.6%, professional service fees accounted for 26.7% and software maintenance fees accounted for 33.1%. The remaining 3.6% of revenue was miscellaneous revenue including margins on hardware sales. We do not break down revenues for this segment on a geographic basis.

Revenues from software licensing contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software licensing contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software licensing contracts is recorded as deferred revenue and is included in current liabilities until such time the above revenue recognition criteria are met.

We define "software sales backlog" as fees specified in contracts which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2002 the revenue backlog was $4.9 million, as compared to December 31, 2001 when the revenue backlog was $2.5 million and at December 31, 2000, when the revenue backlog was $3.5 million. The increase in backlog from December 31, 2001 results principally from the timing of software sales. We intend to continue to focus on expediting the delivery and implementation of software in an effort to deliver existing backlog sales, while simultaneously replenishing the backlog through continuing product sales growth. The decrease in backlog from December 31, 2000 as compared to 2001 resulted principally from the decrease in software sales during 2001.

For a discussion of revenues, operating losses and total assets of the Software Solutions Segment during each of the last three fiscal years, please see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Comparison of Operating Results for the Years Ended December 31, 2002, 2001, and 2000 - Software Solutions Segment" and Note 20 - Business Segment Information to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. We regularly engage in research and development activities aimed at the development and delivery of new products, services and processes to our customers, including bill payment and presentment, telephone and Internet banking products, applications for mobile devices, wireless banking products, prepaid mobile phone recharge products and browser-based ATM software products. We are also making significant improvements to our core software products.

Our research and development costs for software products to be sold, leased or otherwise marketed totaled $4.0 million for 2002, $5.0 million for 2001, and $6.7 million for 2000. Of this figure, as of December 31, 2002, $2.9 million was capitalized and is included on our balance sheet in other long-term assets, net of accumulated amortization of $1.3 million. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detailed program design.

PREPAID PROCESSING SERVICES SEGMENT (COMMENCING FROM FIRST QUARTER 2003)

OVERVIEW

We acquired e-pay Ltd. in February 2003, and will report its results in a separate segment, referred to as the Prepaid Processing Services Segment, beginning in the first quarter, 2003. Disclosure of separate financial segment information is not reflected in this report, which relates to the 2002 year. (See Note 29 - Subsequent Events to the Consolidated Financial Statements.)

In a typical POS top-up transaction in the U.K., a consumer in a retail shop will use an electronic card issued by the mobile phone operator to identify the consumer's mobile phone number. The consumer uses this card with a specially programmed POS terminal in the shop that is connected to our network. The consumer will make a payment of a defined amount to the retailer (in cash or by adding to the amount of a bank card transaction for other services). Using the electronic connection we maintain with the mobile operator, the retailer will use the POS terminal to credit the purchased amount of airtime directly to the account of the consumer. We receive a commission on each transaction that is withheld from the payments made and we share that commission with the retailers.

In a typical POS top-up transaction in Australia, we top-up the consumers account by issuing a voucher from the POS terminal. The voucher includes PIN numbers used to access the mobile phone time. The retailers settle the transaction by paying us the amount received from the consumer, and we pay that amount to the mobile phone operators. As is the case in the U.K., we receive a commission on each transaction that is withheld from the payments made, and we share that commission with the retailers.

Our agreements with major retailers for the POS business typically have two-year terms. These agreements include terms regarding the connection of our networks to the respective retailer's registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers regarding the installation and operation of the POS terminals have terms of two years, but with the ability of either party to terminate the agreement upon three months' notice and include provisions similar to those with major retailers.

                      TECHNOLOGY AND PROCESSING FACILITIES

HARDWARE

We use IBM/Diebold and NCR ATMs in our ATM network. We currently have long-term contracts with these manufacturers to purchase ATMs at contractually defined prices that include quantity discounts. However, we have no contractually defined commitments with respect to quantities to be purchased. Because we operate one of the largest Pan-European ATM network, we have substantial negotiating leverage with ATM manufacturers and we believe we have received favorable prices as compared to lower volume purchasers. The wide range of advanced technology available from IBM/Diebold and NCR provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. Our ATMs are modular and upgradeable so that they can be adapted to provide additional services in response to changing technology and consumer demand. This allows us to modify our ATMs to provide new services without replacing our existing network infrastructure.

e-pay's POS terminals are primarily acquired from Verifone and Dione PLC. We find the development environment for these products to be well suited to our services. We do not have any long-term supply agreement with any manufacturer, and we negotiate on an ad hoc basis for our terminal requirements. The market for terminals is highly competitive, and we believe this manner of procurement is in our best interests.

TELECOMMUNICATIONS

Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM (other than ATMs in Germany) is connected to a Euronet processing center through satellite or land-based telecommunications depending upon physical location, reliability of the communications supplier and cost. Because we strive to ensure very high levels of reliability for our network, we rely primarily on satellite telecommunications to the processing center in Budapest for most of our ATM connections in Central Europe. Our Budapest processing center is, in most cases, linked by VSAT (very small aperture terminal) telecommunications to the card issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99.9% of the time.

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

Our newly acquired e-pay operations center uses Transaction Network Services
(TNS) that provides fast, cost-effective data communication services for transaction-oriented applications. TNS proprietary technology has been deployed worldwide. TNS claims to be 99.99% reliable and claims to have processed over 10 billion transactions worldwide in 2002.

e-pay operates two fully live data centers in the U.K. and receives transactional traffic from TNS via multiple fixed private circuits. The circuits between e-pay and TNS are delivered in a diverse routed fashion which ensures different serving exchanges are used throughout. Inbound traffic is balanced across all available links providing maximum resilience and efficient use of bandwidth.

Using this infrastructure e-pay is capable of receiving transactions from Dial POS solutions (PSTN, ISDN B & D Channel), Host to Host, and ATMs in most countries around the world.

PROCESSING CENTERS

Our primary EFT processing center for the Processing Services Segment is located in Budapest, Hungary. It is staffed 24 hours a day, seven days a week and consists of two production IBM iSeries computers which run the Euronet GoldNet ATM software package, as well as an off-site realtime back up iSeries computer. The back up machine provides high availability during a failure of either production iSeries computer. The Budapest processing center also includes two iSeries computers used for product and connection testing and development. Our software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The Budapest processing center's computers operate our ATMs and interface with the local bank and international transaction authorization centers.

To protect against power fluctuations or short-term interruptions, the Budapest processing center has full uninterruptible power supply systems with battery back-up to service the network in case of a power failure. The Budapest processing center's data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The center also has a diesel-powered generator available to supply electrical power to the processing center in the event of a prolonged power outage.

In July 2001, our Budapest processing center was certified by LINK Interchange Network Limited, the national ATM network in the U.K., to process transactions made on U.K. ATMs through the LINK switch. We thus became the only foreign-based processing company that has been certified in this fashion. We view this certification as significant and as a validation of the high quality of our processing center.

e-pay's primary prepaid processing center for the Prepaid Processing Services Segment is located in Basildon, U.K. It is staffed 24 hours a day, seven days a week, and provides the processing for all of our e-top-up services in the U.K. and Australia. The operation of e-pay's POS based recharge business involves the maintenance of a central processing computer that maintains the connections to the mobile operators, on the one hand, and POS terminals or retail billing systems on the other. e-pay uses a combination of off-the-shelf and proprietary software to operate the system. e-pay has methods for monitoring the volumes of transactions handled by each retailer and managing merchant settlement risk. To protect against power fluctuations or short-term interruptions, the Basildon processing center has full uninterruptible power supply systems with battery back-up to service the network in case of a power failure. The processing center's data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The center also has a diesel-powered generator available to supply electrical power to the processing center in the event of a prolonged power outage.

                                   COMPETITION

PROCESSING SERVICES SEGMENT

Our principal Processing Services competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs, such as EDS, American Express, First Data Corporation or Concord EFS may also establish ATM networks or offer outsourcing services that compete with us in various markets. Competitive factors in our Processing Services business include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

There are certain independent (non bank-owned) companies providing electronic recharge on ATMs in individual markets in which we provide this service. We are not aware of any individual independent companies providing electronic recharge on ATMs across multiple markets in which we provide this service. In this area, we believe competition will come principally from the banks providing such services on their own ATMs through relationships with mobile operators or from card transaction switching networks that add recharge transaction capabilities to their offerings (as is the case in the U.K. through the LINK network).

SOFTWARE SOLUTIONS SEGMENT

We believe we are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform. Other suppliers service the software requirements of large mainframe systems and UNIX-based platforms.

Competitors of the Software Solutions Segment compete across all EFT software components in the following areas: (i) ATM, network and point-of-sale software systems, (ii) Internet banking software systems, (iii) credit card software systems and (iv) wireless banking software systems. One competitor is Applied Communications Inc. ("ACI") based in Omaha, Nebraska which enjoys a large market share due to its early entry into the financial systems software market and a client base of larger banks and financial institutions. Other competitors include Mosaic Software and Oasis Software International.

Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.

PREPAID PROCESSING SERVICES SEGMENT (COMMENCING FROM FIRST QUARTER 2003)

Several companies offer electronic recharge services for mobile phone airtime on POS terminals in the markets where we do business. These companies include Alphyra, Paypoint, Omega Logic, Barclays Merchant Services and Anpost in the U.K., and On-Q and Ezipin in Australia. In our target markets within Central Europe companies such as Sonera, Smart Trust, Hypercom and others are attempting to obtain footholds, but are not currently enjoying any significant market share.

We believe, however, that we have a competitive advantage due to various factors. First, in the U.K. and Australia, our newly acquired subsidiary has been in existence for longer than most of our competitors and has significant market share in those markets. e-pay currently has approximately 35% of the POS recharge market in the U.K. and 70% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our processing center. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant requirements where appropriate.

The principal competitive factors in this area include price (that is, the level of commission charged for each recharge transaction) and uptime offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers.

As the volume of transactions increases, we believe the principal factor in competition will be quality and price, as competitors may offer lower commissions to secure business.

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

Our rollout of ATMs, our development of new products and individual bank connections and our expansion into new markets creates a need for qualified staff on many levels. We require skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. In addition, ensuring consistency in quality and approach to new markets as well as proper coordination and administration of our expansion requires staff in the areas of technical operations, financial analysis, project management, human resources, communications, marketing and sales. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of our Software Solutions business in particular depends upon the ability to hire and retain highly qualified computer engineers and programmers.

As of December 31, 2000, we had 478 employees. In the first quarter of 2001, we reduced staffing, primarily in Little Rock and Budapest, in a reorganization of our software business. We had 384 employees as of December 31, 2001 and 385 employees as of December 31, 2002.

In January 2003, we sold our U.K. subsidiary. All of the 20 employees of this subsidiary transferred to the buyer. In February 2003, we acquired e-pay and its 83 employees.

We have a European head office organization, European software delivery and support center and European processing center in Budapest, Hungary. We have an office in Little Rock, Arkansas where Euronet USA is based. Our corporate headquarters is located in Leawood, Kansas. We have Euronet offices in 14 countries and e-pay offices in three countries, including joint ventures. None of our employees is currently represented by a union. We have never experienced any work stoppages or strikes by our workforce.

                              GOVERNMENT REGULATION

We have received advice from banking supervisory authorities or local counsel in certain markets in which we do business to the effect that our business activities in those markets do not constitute "financial activities" subject to licensing. Any expansion of our activity into areas, which are qualified as "financial activity" under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany. In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, our activities in the German market currently are entirely dependent upon the continuance of the agreement with our sponsor bank, or the ability to enter into a similar agreement with another bank in the event of the termination of such agreement. In April 2000, we entered into a new sponsorship agreement with DiBa Bank canceling an agreement with Service Bank, our previous sponsor bank. We believe, based on our experience, that we should be able to find a replacement for DiBa if the agreement with DiBa is terminated for any reason. The inability to maintain the DiBa agreement or to enter into a similar agreement with another bank upon a termination of the DiBa agreement could have a material adverse effect on our operations in Germany.

                                   TRADEMARKS

We have registered or applied for registration of our trademarks including the names "Euronet" and "Bankomat" and/or the blue diamond logo in any markets in which we use those trademarks. Certain trademark authorities have notified us that they consider the trademarks "Euronet" and "Bankomat" to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets but it would prevent us from stopping other parties from using it in competition with Euronet. We have purchased a registration of the "Euronet" trademark in the class of ATM machines in Germany, France, the U.K. and certain other Western European countries. We have registered the "e-pay logo" trademark in the U.K., Australia, and Malaysia and will be extending such registration as we expand that business to new markets. We cannot be sure that we will be entitled to use the e-pay trademark in any markets other than those in which we have registered the trademark. Other trademarks Euronet has registered or has registrations pending in various countries include Integrated Transaction Management; ITM; PaySpot; Arksys; Bank24 and Bank Access 24.

During 2000 and 2001, we filed patent applications for a number of our new software products and processes, including our recharge services and a browser-based ATM operating system. As of the date of this report, these patents are still pending. Technology in the areas in which we operate is developing very rapidly and we are aware that many other companies have filed patent applications for similar products. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. If other applicants are granted priority dates that are earlier than ours, and if their patents are considered to cover technology that has been incorporated into our systems, we may be required to pay royalties to the holders of such patents to continue to use the affected technology. This scenario could materially and adversely affect our business.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and position held by each of our Executive Officers as of March 15, 2003 are as follows:

NAME                            AGE      SERVED SINCE          POSITION HELD
------------------------        ---      -----------------     -----------------------------------------------------------------
Michael J. Brown                 46      July 1994             Chairman and Chief Executive Officer
Daniel R. Henry                  37      July 1994             Director, President and Chief Operating Officer
Jeffrey B. Newman                48      December 1996         Executive Vice President - General Counsel
Rick L. Weller                   45      November 2002         Executive Vice President - Chief Financial Officer
Miro I. Bergman                  40      March 1997            Executive Vice President - Managing Director EMEA
James P. Jerome                  45      October 1999          Executive Vice President - Managing Director - Software Division
Paul S. Althasen                 38      March 2003            Executive Vice President - Joint Managing Director e-pay
John A. Gardiner                 39      March 2003            Executive Vice President - Joint Managing Director e-pay

Michael J. Brown is one of the founders of our Company and has served as its Chief Executive Officer since 1994. In 1979 Mr. Brown founded Innovative Software, a computer software company that was merged with Informix in 1988. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Sybase Software acquired Visual Tools, Inc. in February 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri-Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri-Kansas City in 1996. Mr. Brown has been a Director of Euronet since its incorporation in December 1996 and he previously served on the boards of Euronet's predecessor companies. Mr. Brown's term will expire in July 2004. Mr. Brown is married to the sister of Mr. Henry's wife.

Daniel R. Henry founded our predecessor Company with Michael Brown in 1994 and serves as Chief Operating Officer. In September 2001 he was also appointed President. Mr. Henry is responsible for all of our operations, including the United States and overseas. He is also responsible for our expansion into other countries and the development of new markets. Prior to joining us, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri-Columbia in 1988. Mr. Henry has been a Director of the Company since its incorporation in December 1996 and he previously served on the boards of our predecessor companies. His term as Director will expire in May 2003. Mr. Henry is married to the sister of Mr. Brown's wife.

Jeffrey B. Newman serves as Executive Vice President and General Counsel. He joined the Company in December 1996 as Vice President and General Counsel. Prior to this, he practiced law in Paris with the law firm of Salans Hertzfeld & Heilbronn and then with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn, PLLC, of which he was a partner from 1993 until joining the Company in December 1996. He established the Budapest office of Arent Fox Kintner Plotkin & Kahn, PLLC in 1991. He is a member of the Virginia, District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University and law degrees from Ohio State University and the University of Paris.

Rick L Weller joined us in November 2002 as Executive Vice President and Chief Financial Officer. From January 2002 to October 2002 he was the sole proprietor of Pivotal Associates, a business development firm. From November 1999 to December 2001, Mr. Weller held the position of Chief Operating Officer of ionex telecommunications, inc., a local exchange company. From April 1999 to November 1999, Mr. Weller was a founder and Chief Financial Officer of Compass Partners, a venture that lead to the formation of ionex telecommunications, inc. From January 1999 to March 1999 he was Chief Financial Officer of USA Global Link, an international long distance company. Mr. Weller served as Chief Financial Officer of Intek Information, Inc., an outsource service provider from 1997 to December 1998. From January 1990 to September 1997, he held various positions at Sprint Communications Inc., including Vice President Finance for the Consumer Services Long Distance Group, Assistant Vice President Finance for Sprint's Business Services Long Distance Group and Assistant Vice President for Sprint's Corporate-wide Internal Audit Group. Prior to joining Sprint, Mr. Weller served as Senior Manager in the Financial Service Industry Practice of Price Waterhouse, an international public accounting firm. He is a certified public accountant and received his bachelor's degree from Central Missouri State University.

Miro I. Bergman joined us in 1997 as country manager for the Czech Republic. He subsequently became an area director responsible for our operations in Central Europe, and is now the Managing Director for the entire Europe, Middle East, and Africa region. Prior to joining us, Mr. Bergman was with First Bank System from 1992 to 1996 as vice president in charge of the bank's off-premise ATM business of over 1,200 ATMs. He also served as vice president of new Visa Co-Brand card program initiatives. From 1988 to 1992, Mr. Bergman worked for Citicorp-Diners Club in various card management and marketing positions. Mr. Bergman received a bachelors degree in business administration from the University of New York at Albany and an M.B.A. from Cornell University.

James P. Jerome currently serves as Executive Vice President and Managing Director of our software division. He joined us in October 1999, managing the delivery of products and services until he was appointed Managing Director Software in 2001. From 1994-1999, he served in various capacities with Electronic Banking Services with BISYS, Inc. From 1992 to 1994 he was a senior account executive, responsible for commercial banks and west-coast clients, and from 1990 to 1992 he was conversion manager for the Houston Regional Service Center. Prior to that, Mr. Jerome was a senior systems analyst at First City National Bank in Austin, Texas. Mr. Jerome served in various profitability systems capacities with Republic Bank of Houston from 1982 to 1983. His industry affiliations include serving as a director on the Electronic Funds Transfer Association Board, the Base24 User Group, and as a board member of the Exchange Network Advisory Council. He received his degree in business administration from the State University of New York in 1979.

Paul S. Althasen currently serves as Executive Vice President and Joint Managing Director of e-pay. He joined Euronet in February 2003 pursuant to Euronet's acquisition of e-pay Limited. Mr. Althasen is a co-founder and former CEO of e-pay, where he was responsible for the strategic direction of the company since its formation in 1999. From 1989 to 1999, Mr. Althasen was a co-founder and Managing Director of MPC Mobile Phone Center, a franchised retailer of cellular phones in the U.K. Previously, Mr. Althasen worked for Chemical Bank in London where he traded financial securities. Mr. Althasen has a B.A. (Honors) degree in business studies.

John A. Gardiner currently serves as Executive Vice President and Joint Managing Director of e-pay. He joined Euronet in February 2003 pursuant to Euronet's acquisition of e-pay Limited. Mr. Gardiner co-founded e-pay in 1999 and was formerly Managing Director of e-pay where he has been responsible for the creation and evolution of the company and its Asia Pacific operations in Australia and Malaysia. Mr. Gardiner had previously worked for 11 years in the wireless communications industry, initially as Managing Director of Twinchoice Ltd, one of the U.K.'s largest cellular accessory companies, and later as Chief Executive of Banner Telecom Group PLC, a U.K. based cellular distribution company.

ITEM 2.  PROPERTIES

Our executive offices are located in Leawood, Kansas, U.S.A. The European head office and European Processing Center are located in Budapest, Hungary. As of December 31, 2002, we also maintained offices in the major metropolitan areas of Little Rock, Arkansas, U.S.A.; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Cairo, Egypt; Mumbai, India; Jakarta, Indonesia; and London, U.K. Subsequent to the year end, Euronet removed the London office, and with the acquisition of e-pay, added new offices in London and Sydney. For more information see Note 29 - Subsequent Events to the Consolidated Financial Statements. All of our offices are leased. Our office leases provide for initial terms of 24 to 84 months.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

From March 1997 to November 8, 1999, the Common Stock was quoted on the Nasdaq National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the Nasdaq SmallCap Market. On July 3, 2002, our listing was again transferred to the Nasdaq National Market. The following table sets forth the high and low closing prices for our Common Stock for the periods indicated:

                                                2002                       2001
                                        ---------------------     -----------------------
        For the three months ended       High           Low         High            Low
        ---------------------------     -------       -------     -------         -------

        December 31                     $  7.98       $  4.59     $ 18.20         $ 11.54
        September 30                    $ 13.71       $  4.61     $ 14.00         $  8.45
        June 30                         $ 18.30       $ 11.34     $  9.00         $  5.40
        March 31                        $ 22.09       $ 16.91     $  8.06         $  4.50

DIVIDENDS

Since our inception, no dividends have been paid on our Common Stock. We do not intend to distribute dividends for the foreseeable future.

HOLDERS

At December 31, 2002 and 2001, there were approximately 103 and 107 record holders of the Common Stock, respectively.

PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

On February 19, 2003, we purchased all of the share capital of e-pay Limited from its shareholders for approximately $76.2 million. Of the total purchase price, $30.2 million was paid in cash at closing, $19.0 million was paid through the issuance at closing of 2,497,504 shares of our Common Stock, and the remaining $27 million will be paid as deferred purchase price or under promissory notes executed at closing with 24-month maturity dates bearing interest rates averaging approximately 7.25% per annum. Approximately $7.4 million of the notes are convertible into our Common Stock at the option of the holders at a conversion price of $11.43 per share, or approximately 647,000 shares. We may redeem the convertible notes under certain conditions. The conversion price and the redemption price are subject to customary anti-dilution provisions. The remaining $11.0 million of promissory notes are not convertible. These transactions were exempt from registration pursuant to the exemption provided by Regulation S of the Securities Act; however, the Stock Purchase Agreement, by which we purchased e-pay, requires us to file a registration statement to register these shares within 30 days of filing this report.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of Euronet Common Stock that may be issued under our equity compensation plans as of December 31, 2002.

                                                                                                              Number of securities
                                                                                                            remaining available for
                                                                                                             future issuance under
                                                       Number of securities to be     Weighted average        equity compensation
                                                         issued upon exercise of     exercise price of         plans (excluding
                                                          outstanding options,      outstanding options,    securities reflected in
                                                          warrants and rights       warrants and rights            column (a))
               Plan category                                      (a)                       (b)                        (c)
Equity compensation plans approved by security
 holders                                                                5,859,164   $               7.26                     486,392
Equity compensation plans not approved by security
 holders                                                                        -                      -                           -
                                                       --------------------------   --------------------   -------------------------
Total                                                                   5,859,164   $               7.26                     486,392
                                                       ==========================   ====================   =========================

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

The summary consolidated financial data set forth below have been derived from, and are qualified by reference to, our audited consolidated financial statements and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the United States ("U.S. GAAP"), which have been audited by KPMG Polska Sp. z o.o., independent public accountants. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to our significant acquisitions in December 1998 and January 1999, and should not be relied upon as an indication of future performance. Our future results will also be affected by the sale of our U.K. subsidiary and the acquisition of e-pay Ltd. after December 31, 2002. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                             As of December 31,
                                                     ----------------------------------------------------------------------------
                                                         2002           2001            2000           1999             1998
                                                     ------------   ------------    ------------    ------------    ------------
                                                                  (in thousands, except for Summary Network Data)
Consolidated Balance Sheet Data:

Cash and cash equivalents                            $     12,021   $      8,820    $      6,760    $     14,598    $     55,611
Restricted cash                                             4,401          1,877           2,103          10,929          12,972
All other current assets                                   12,677         14,646          13,639          12,802          13,384
                                                     ------------   ------------    ------------    ------------    ------------
Total current assets                                       29,099         25,343          22,502          38,329          81,967
Assets held for sale                                       10,767          9,351           6,597           8,627             773
Property, plant and equipment, net                         21,394         21,398          26,304          29,933          32,472
Other long term assets, net                                 5,299          5,299           5,487          19,955          18,226
                                                     ------------   ------------    ------------    ------------    ------------
Total assets                                         $     66,559   $     61,391    $     60,890    $     96,844    $    133,438
                                                     ============   ============    ============    ============    ============

Total current liabilities                                  16,232         20,159          18,005          24,412          18,040
Liabilities held for sale                                   3,537          4,594           2,751           3,402             780
Notes payable                                              36,318         38,146          77,191          72,800          83,720
Other long term liabilities                                 4,301          6,179           7,744           5,723           6,728
                                                     ------------   ------------    ------------    ------------    ------------
Total liabilities                                          60,388         69,078         105,691         106,337         109,268
Total stockholders' equity/(deficit)                        6,171         (7,687)        (44,801)         (9,493)         24,170
                                                     ------------   ------------    ------------    ------------    ------------
Total liabilities and stockholders'                  $     66,559   $     61,391    $     60,890    $     96,844    $    133,438
                                                     ============   ============    ============    ============    ============
equity/(deficit)

Summary Network Data:
Number of operational ATMs at end of period                 3,005          2,400           2,081           1,776           1,271
ATM transactions during the period                     79,193,580     57,185,231      43,531,830      29,661,329      15,467,000

                                                                                Year Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         2002            2001            2000            1999            1998
                                                     ------------    ------------    ------------    ------------    ------------
                                                                  (in thousands, except for share and per share data)
Consolidated Statements of Operations Data:
   Revenues:
   ATM network and related revenue                   $     53,918    $     45,941    $     34,201    $     25,367    $     11,523
   Software and related revenue                            17,130          15,042          15,827          14,969             356
                                                     ------------    ------------    ------------    ------------    ------------
     Total                                                 71,048          60,983          50,028          40,336          11,879
                                                     ------------    ------------    ------------    ------------    ------------

Operating expenses:
   Direct operating costs                                  29,609          26,469          24,162          22,491          10,029
   All other operating expenses                            41,858          40,564          61,321          43,836          23,809
                                                     ------------    ------------    ------------    ------------    ------------
     Total operating expenses                              71,467          67,033          85,483          66,327          33,838
                                                     ------------    ------------    ------------    ------------    ------------
     Operating loss                                          (419)         (6,050)        (35,455)        (25,991)        (21,959)
                                                     ------------    ------------    ------------    ------------    ------------

Other (expense)/income                                    (11,626)          5,994         (12,930)         (8,262)         (4,297)
Income tax benefit/(expense)                                2,312             807          (1,181)          4,244          (1,692)
Minority interest                                             100               -               -               -               -
                                                     ------------    ------------    ------------    ------------    ------------
(Loss)/income from continuing operations                   (9,633)            751         (49,566)        (30,009)        (27,948)
Income/(loss) from discontinued operations                  3,119             (81)             15            (906)           (427)
                                                     ------------    ------------    ------------    ------------    ------------
Net (loss)/income                                          (6,514)            670         (49,551)        (30,915)        (28,375)
Translation adjustment                                        769            (406)              -          (2,515)              -
                                                     ------------    ------------    ------------    ------------    ------------
Comprehensive (loss)/income                          $     (5,745)   $        264    $    (49,551)   $    (33,430)   $    (28,375)
                                                     ============    ============    ============    ============    ============

(Loss)/income per share - basic
   (Loss)/income from continuing operations          $      (0.42)   $       0.04    $      (3.00)   $      (1.97)   $      (1.84)
   Income/(loss) from discontinued operations                0.14           (0.01)              -           (0.06)          (0.03)
                                                     ------------    ------------    ------------    ------------    ------------
   Net (loss)/income                                 $      (0.28)   $       0.03    $      (3.00)   $      (2.03)   $      (1.87)
                                                     ============    ============    ============    ============    ============
   Basic weighted average outstanding shares           23,156,129      19,719,253      16,499,699      15,252,030      15,180,651
                                                     ============    ============    ============    ============    ============

(Loss)/income per share - diluted
   (Loss)/income from continuing operations          $      (0.42)   $       0.03    $      (3.00)   $      (1.97)   $      (1.84)
   Income/(loss) from discontinued operations                0.14               -               -           (0.06)          (0.03)
                                                     ------------    ------------    ------------    ------------    ------------
   Net (loss)/income                                 $      (0.28)   $       0.03    $      (3.00)   $      (2.03)   $      (1.87)
                                                     ============    ============    ============    ============    ============
   Diluted weighted average outstanding shares         23,156,129      22,413,408      16,499,699      15,252,030      15,180,651
                                                     ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 -- OVERVIEW

The following description of our operating results compares the fiscal year ended December 31, 2002 with prior periods. As indicated elsewhere in this report, after December 31, 2002, we entered into two significant transactions that will substantially impact our future results. The first transaction was the sale of our network of ATMs in the U.K. and the simultaneous outsourcing agreement for those ATMs on January 17, 2003. Results of the U.K. operations are included in the 2002 Financial Statements. The second transaction was the purchase of e-pay Ltd. on February 19, 2003. These transactions are described in full in the section entitled "Subsequent Events" and in Note 29 - Subsequent Events to the Consolidated Financial Statements. These transactions make it difficult to use the financial results for the year 2002 to predict our results for the years 2003 and beyond and thus need to be considered when analyzing the financial information presented in this report for the year 2002. These transactions are described in full in the section entitled "Subsequent Events" and in Note 29 - Subsequent Events to the Consolidated Financial Statements.

Our total revenues increased by $10.0 million or 17% to $71.0 million, compared to $61.0 million for 2001. Our 2001 total revenues increased by $11.0 million or 22% to $61.0 million, compared to $50.0 million for 2000. The increase in revenues from 2001 to 2002 was primarily due to two factors: (1) an $8.4 million increase in Processing Services Segment revenues resulting from the increase in transaction volumes in ATMs owned by us and an increase in the number of ATMs operated by us during this period; and (2) a $2.2 million increase in Software Solutions Segment revenues. The increase in revenues from 2000 to 2001 was primarily due to two factors: (1) an $11.7 million increase in Processing Services Segment revenues resulting from the increase in transaction volumes in ATMs owned by us and an increase in the number of ATMs operated by us during this period; and (2) offset in part by a decrease of $0.8 million in Software Solutions Segment revenues. Revenues for 2002, 2001 and 2000 are discussed more fully in the Segment Results of Operations sections below.

Effective November 1, 2001, we entered into an agreement with ABN AMRO under which ABN AMRO agreed to pay us $1.1 million to terminate an ATM management agreement for 106 ATMs and a card agreement between our Hungarian subsidiary and ABN AMRO. This amount has been included in annual revenue in the fourth quarter 2001. The contract that was terminated would have generated revenues in 2002 and 2003 of $0.9 million and $0.4 million, respectively. The principal reason for the termination of these agreements was that ABN AMRO merged with K&H Bank, and K&H Bank had existing relationships with a competing transaction processing switch service in Hungary.

Our 2002 total operating expenses increased by $4.4 million or 7% to $71.5 million compared to $67.0 million for 2001. Our 2001 total operating expenses decreased by $18.5 million or 22% to $67.0 million compared to $85.5 million for 2000. The increase from 2001 to 2002 can be broken down by segment as follows:
(1) a $6.0 million increase in Processing Services Segment operating costs due to an increase of 472 ATMs together with related transactional costs and other costs associated with the overall growth in the size of the network operations in 2002; (2) a $0.1 million decrease in Software Services Segment operating costs due to cost reductions in personnel and resources in 2002; and (3) a $0.9 million decrease in Corporate Services Segment operating costs due to reductions in personnel and resources in 2002.

The decrease in operating expenses from 2000 to 2001 can be broken down by segment as follows: (1) a $3.3 million increase in Processing Services Segment operating costs due to growth in the size of the network operations in 2001; (2) a $20.4 million decrease in Software Services Segment operating costs due to the write-down of certain intangible assets of $11.2 million in 2000 and reductions in personnel and resources in 2001; and (3) a $1.3 million decrease in Corporate Services Segment operating costs due to reductions in personnel and resources in 2001. Operating expenses for 2002, 2001, and 2000 are discussed more fully in the Segment Results of Operations sections below.

We generated an operating loss of $0.4 million for 2002 compared to operating losses of $6.0 million for 2001 and $35.5 million for 2000. The change from 2001 to 2002 was due to (1) a $2.5 million improvement in operating income in our Processing Services Segment; (2) a $2.3 million improvement in the operating results of our Software Solutions Segment; and (3) a $0.9 million decrease in the operating loss from our Corporate Services Segment. The change from 2000 to 2001 was due to three factors: (1) an $8.5 million improvement in the operating results of our Processing Services Segment; (2) a $19.6 million decrease in the operating loss from our Software Solutions Segment; and (3) a $1.3 million decrease in the operating loss from our Corporate Services Segment. Operating expenses for 2002, 2001 and 2000 are discussed more fully in the Segment Results of Operations section below.

Subsequent to December 31, 2002, we entered into two significant transactions that will significantly impact our results for the years 2003 and beyond. These transactions make it difficult to use the financial results for the year 2002 to predict our results for the years 2003 and beyond and thus need to be considered when analyzing the financial information presented in this report for the year 2002. These transactions are described in full in the section entitled "Subsequent Events" and in Note 29 - Subsequent Events to the Consolidated Financial Statements.

First, on January 17, 2003, we sold our U.K. ATM network and simultaneously signed an outsourcing contract for those ATMs and thereafter. We will operate the ATMs in that network under a five year outsourcing agreement. This transaction will significantly decrease the revenues we realize from the Processing Services Segment. However, because revenues from the outsourcing agreement are high margin revenues, this transaction will not significantly decrease operating profits going forward. The services to be provided are substantially identical to existing services previously provided to the U.K. subsidiary prior to the sale. In accordance with SFAS 144, the assets and liabilities have been recorded as held for sale. The U.K.'s operations continue to be included in continuing operations due to the ongoing revenues to be generated by the services agreement.

We earned revenues of $14.4 million from our ATM network in the U.K. in 2002. We estimate that we would have earned $1.4 million in revenue from this U.K. outsourcing agreement had it been in place for 2002. Our operating income from operation of our U.K. ATM network was approximately $2.4 million for the full year 2002 and we estimate that we would have realized an operating profit of $1.4 million if the outsourcing agreement had been in place for the full year 2002. Therefore, on a pro forma basis, we estimate that our consolidated revenues would have been approximately $58 million and our consolidated operating loss would have been approximately $1.3 million in 2002 if the sale of U.K. ATM network had occurred on January 1, 2002.

Second, on February 19, 2003, we purchased e-pay Limited ("e-pay"), an electronic payments processor of prepaid mobile phone airtime recharge, or "top-up," services in the U.K and Australia. e-pay's revenues and cash flow will be included in Euronet's results going forward. For the fourth quarter of 2002, e-pay's unaudited revenues were approximately $23.7 million and its unaudited operating income was approximately $2.5 million.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 3 - Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the impairment of goodwill and other intangibles, acquisition related costs, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Software Revenue Recognition

Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software licensing contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software licensing contracts are recorded as deferred revenue and included in current liabilities until such time the above revenue recognition criteria are met.

Capitalization of Software Development Costs

We apply SFAS 2 and SFAS 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 25 - Research and Development to the Consolidated Financial Statements). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detailed program design. The detailed program design must (a) establish that the necessary skills, hardware, and software technology are available to produce the product, (b) be complete and consistent with the product design, and (c) have been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.

Accounting for Income Taxes

We have significant tax loss carryforwards and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded, net of a valuation allowance based on an assessment of each entity or group of entities' ability to generate sufficient taxable income within an appropriate period in a specific tax jurisdiction.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 16 - Taxes to the Consolidated Financial Statements, gross deferred tax assets were $30.3 million as of December 31, 2002, substantially offset by a valuation allowance of $28.1 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2002.

As requisite history of taxable income is established in certain of the countries in which we operate and baseline forecasts project continued taxable income in these countries, we will reduce the valuation allowance for those deferred tax assets that will be considered realizable.

Estimating the Impairment of Long-Lived Assets

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

Goodwill and Other Intangible Assets

We apply SFAS 142 in accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and evaluated for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The amortization and non-amortization provisions of SFAS 142 apply upon issuance to all goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002.

In accordance with SFAS 142, we have performed an evaluation and determined that all intangible assets recorded in our consolidated financial statements comprise only goodwill. We have completed the impairment tests required by SFAS 142 and determined that there is no impairment of goodwill. The goodwill is reported in the Processing Services Segment and in the Germany reporting unit.

BUSINESS SEGMENT INFORMATION

As of December 31, 2002, we operated in two principal business segments. The first is the Processing Services Segment, which comprises our proprietary ATM network and outsourced management of ATMs for banks. It includes various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our second principal segment is the Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and process financial transactions from those devices and the Internet.

Our management divides the Processing Services Segment into three geographic sub-segments:

     . Central European Sub-segment (including Hungary, Poland, the Czech Republic, Croatia, Greece, Slovakia and Romania)
     .   Western European Sub-segment (including Germany and the U.K.)
     . Other Operations Sub-segment (including Indonesia, Egypt, India and unallocated processing center costs)

We also operate a "Corporate Services Segment" that provides the Company's two business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. We evaluate performance based on income or loss from continuing operations before income taxes and minority interest.

On January 4, 2002, we sold substantially all of the assets of our ATM processing business in the United States, known as DASH, to ALLTEL Information Services, Inc. ("AIS") for $6.8 million in cash. AIS is a wholly owned subsidiary of ALLTEL Corporation. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

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

We have restated prior period segment information to conform to the current period's presentation (see Note 20 - Business Segment Information to the Consolidated Financial Statements).

On January 17, 2003, we sold our ATM network in the U.K. We will continue to operate all of the ATMs that we formerly owned in the U.K. though a five year ATM outsourcing agreement with the purchaser.

On February 19, 2003, we acquired e-pay Ltd., a U.K.-based company that operates a network of point-of-sale ("POS") terminals providing electronic processing of prepaid mobile phone airtime recharge (or "top-up") services in the U.K. and Australia. Beginning in the first quarter of 2003, we intend to report that business as a separate segment, which we will call the Prepaid Processing Services Segment.

SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND
2000

                                               Revenues                      Operating income/(loss)
                                     --------------------------------    --------------------------------
Year Ended December 31,                2002        2001        2000        2002        2001        2000
                                     --------    --------    --------    --------    --------    --------
                                              (in thousands)                      (in thousands)
Processing Services:
   Central Europe                    $ 26,376    $ 25,237    $ 18,599    $  2,085    $  1,612    $ (3,070)
   Western Europe                      26,573      20,702      15,519       4,482       2,289      (1,823)
   Other                                1,434           3          84      (1,758)     (1,555)     (1,231)
                                     --------    --------    --------    --------    --------    --------
Total Processing Services              54,383      45,942      34,202       4,809       2,346      (6,124)
Software Solutions                     17,410      15,221      16,006         434      (1,875)    (21,469)
Corporate Services                          -           -           -      (5,621)     (6,521)     (7,862)
Inter segment eliminations               (745)       (180)       (180)        (41)          -           -
                                     --------    --------    --------    --------    --------    --------
Total                                $ 71,048    $ 60,983    $ 50,028    $   (419)   $ (6,050)   $(35,455)
                                     ========    ========    ========    ========    ========    ========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 - BY BUSINESS SEGMENT

PROCESSING SERVICES SEGMENT

Processing Services Revenues

Total segment revenues increased by $8.4 million or 18.4% to $54.4 million for 2002 compared to $45.9 million for 2001. Total segment revenues increased by $11.7 million or 34% to $45.9 million for 2001 compared to $34.2 million for 2000. The increase in revenues in 2002 and 2001was due primarily to the significant increase in transaction volume and an increase in the number of ATMs operated by us during these periods. We had 2,081 ATMs installed as of December 31 2000, 2,400 ATMs installed as of December 31, 2001 and 3,005 ATMs installed as of December 31, 2002. In 2002, our owned and operated ATM network increased by 605 ATMs, or 25%, over 2001 to a total of 3,005 ATMs, of which 81% are owned by us and 19% are owned by banks or other financial institutions but operated by us through management agreements. We processed 79.2 million transactions for 2002, an increase of 22.0 million transactions, or 38%, over 2001. We processed
43.5 million transactions in 2000, and processed 57.2 million transactions in 2001.

Revenues for the Central European Sub-segment increased by $1.1 million or 5% to $26.4 million for 2002 from $25.2 million for 2001. Revenues for this sub-segment increased by $6.6 million or 36% to $25.2 million for 2001 from $18.6 million for 2000. The increase in revenues in 2002 and 2001 was largely the result of an increase in the number of ATMs operated by us over this period and increased transaction volumes. We increased the number of ATMs that we operated from 1,391 at December 31, 2000 to 1,440 at December 31, 2001 and to 1,736 at December 31, 2002.

In the Czech Republic, beginning November 1, 2002 a new, single intra-regional interchange fee for ATM cash withdrawals was agreed to by Czech issuer banks for both Visa and Europay cards. For VISA cards, the new fee is $1.00 and for Europay cards the new fee is 1.20 euro. Prior to these changes, we were averaging fees of approximately $1.40 per cash withdrawal in the Czech Republic. This intra-regional interchange fee reduction is expected to reduce revenues for our deployed machines in the Czech Republic by approximately $0.8 million in 2003 based upon forecasted 2003 transaction levels. Additionally, the transactions per ATM in the Czech Republic trended downward during 2002 by approximately 15% from the first as compared to the fourth quarters, partially due to the increase in the interchange fee in late 2001 as well as certain competitive and other economic conditions. We are actively monitoring this trend and will take appropriate action, including deinstallation of any under-performing ATMs, as conditions and further trends warrant to protect deployment margins.

In 2002, revenues for the Western European Sub-segment increased by $5.9 million or 28% to $26.6 million, compared to for 2002 from $20.7 million for 2001. In 2001, revenues for this sub-segment increased by $5.2 million or 33% to $20.7 million from $15.5 million. The increase in revenues in 2002 and 2001 was largely the result of an increase in the number of ATMs operated by us over this period and increased transaction volumes. We increased the number of ATMs that we operated from 690 at December 31, 2000 to 941 at December 31, 2001 and to 1,181 at December 31, 2002. During this period we also increased transaction fees in certain markets.

Of the net 605 ATMs added to the network during 2002, 205 ATMs are located in the U.K. Our aggressive rollout of ATMs in the U.K. during 2001 and early 2002 was based on the ability to charge a transaction fee directly to the person using the ATMs in this market. As noted elsewhere in this report, in January 2003 we sold our U.K. subsidiary and simultaneously entered into a five-year service agreement pursuant to which we will continue to provide substantially similar ATM processing services in the U.K.

Our 2002 revenues for the Other Processing Services Sub-segment were $1.4 million as compared to nil in 2001 and $0.1 million in 2000. All revenues from this segment are generated by countries not specifically included in the other European sub-segments. The increase in revenues in 2002 is mainly a result of one time set up revenues associated with contracts in Egypt and Indonesia, where we began operations in 2002. We previously reported our revenue from the DASH network under this segment but we sold this network in January 2002 (see Note 26
- Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements). Therefore, no further revenues were realized in continuing operations from the DASH business for the year 2002, and for comparative purposes, DASH revenues have also been eliminated from continuing operations for all periods presented.

Of total segment revenue, approximately 88% was attributable to ATMs owned by us for the year 2002, 91% for 2001 and 91% for the year 2000. Of total transactions processed, approximately 83% were attributable to ATMs owned by us for the year 2002, 86% for 2001 and 90% for the year 2000. We expect that in the future there will be a shift from a largely proprietary ATM network owned by us to a more balanced mix between proprietary ATMs and customer-owned ATMs. We believe the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and customer-owned ATMs is a positive development and will provide higher marginal returns on investments.

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:
     .   cash withdrawals
     .   balance inquiries
     . transactions not completed because the relevant card issuer does not give authorization
     .   recharges for prepaid mobile phone airtime

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.15 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in Processing Services Segment revenues transaction fees payable under the electronic recharge solutions that we sell. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution, the denomination of prepaid hours purchased and whether the transactions are on our ATMs or bank-owned ATMs. Generally, transaction fees vary from $0.10 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution. These fees may come under pricing pressure in the future.

Operating Expenses

In 2002, total segment operating expenses increased by $6.0 million or 14% to $49.6 million compared to $43.6 million for 2001. In 2001, such expenses increased by $3.3 million or 8% to $43.6 million compared to $40.3 million for 2000. The increase is primarily due to increased salaries to support our operational growth during the period. However, as a percentage of revenues, operating expenses decreased from 95% of revenues in 2001 to 91% of revenues in 2002, reflecting our improvement in operational efficiency.

In 2000, we recorded a $0.8 million write-down of certain ATM hardware assets associated with the purchase of the Budapest Bank ATM network in May 2000 and the Service Bank ATM network in March 1999 (see Note 10 - Asset Write-down to the Consolidated Financial Statements). In addition, we recorded a one-time gain in our Central European Sub-segment of $1.2 million in 2000. The gain was related to a change in Hungarian law that eliminates a major portion of our liability for import taxes on ATM hardware to the Hungarian government. The gain was included as an element of direct operating costs.

The 2002 operating expenses for the Central European Sub-segment increased by $0.7 million or 3% to $24.3 million compared to $23.6 million for 2001. In 2001, such expenses increased by $1.9 million or 9% to $23.6 million for 2001 compared to $21.7 million for 2000. The increase in operating expenses in 2002 is primarily the result of increased salary expenses of $0.6 million or 5% in 2002 as compared to 2001. We also increased the number of ATMs that we operated from 1,391 at December 31, 2000 to 1,440 at December 31, 2001 and 1,736 at December 31, 2002.

The operating expenses for the Western European Sub-segment increased by $3.7 million or 20% to $22.1 million for 2002, compared to $18.4 million for 2001. These expenses increased by $1.1 million or 6% to $18.4 million for 2001 from $17.3 million for 2000. The increase in operating expenses was largely the result of increased salary expense of $0.6 million due to increased ATM deployment in the U.K. We increased the number of ATMs that we operated from 690 at December 31, 2000 to 941 at December 31, 2001 and to 1,181 at December 31, 2002. The 2002 operating expenses of the Western European sub-segment includes approximately $12 million of operating expenses of our U.K. subsidiary that will not recur in 2003.

We have not included France in this sub-segment because we sold substantially all of the non-current assets and capital lease obligations of our processing business in France on July 15, 2002, as further described in Note 26 - Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements.

The 2002 operating expenses for the Other Processing Services Sub-segment increased by $1.6 million or 100% to $3.2 million compared to $1.6 million for 2001. These expenses increased in 2001 by $0.3 million or 18% to $1.6 million from $1.3 million for 2000. These increases in 2001 and 2002 are due to an increase in operating expenses in new markets and the European processing center partially offset by increased allocation of switching fees to direct operating expenses in the Central and Western Sub-segments.

We have not included the U.S.-based DASH network expenses in this sub-segment because we sold DASH in January 2002 as further described in Note 26 - Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements.

Direct operating costs in the Processing Services Segment consist primarily of:
     .   ATM installation costs
     .   ATM site rentals
     .   Costs associated with maintaining ATMs
     .   ATM telecommunications
     .   Interest on network cash and cash delivery
     .   Security services to ATMs
     .   Insurance on ATMs

In 2002, these costs increased by $2.9 million or 11% to $29.3 million compared to $26.4 million for 2001. In 2001, these costs increased by $2.8 million or 12% to $26.4 million for 2001 compared to $23.5 million for 2000. These increases are primarily attributable to operating the increased number of ATMs mentioned above. Also, allocations were made within the Euronet operating companies to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. These allocations totaled $5.4 million, $4.8 million and $3.5 million for 2002, 2001 and 2000, respectively. Direct operating costs for 2000 include a one-time benefit of $1.2 million due to a change in Hungarian law that eliminates a major portion of our liability for import taxes on ATM hardware.

The components of direct operating costs for 2002, 2001 and 2000 were:

                                                          Year Ended December 31,
                                                         2002      2001      2000
                                                       --------  --------  --------
                                                              (in thousands)
        ATM communication                              $  4,171  $  4,456  $  4,047
        ATM cash filling and interest on network cash     7,335     7,375     7,292
        ATM maintenance                                   4,529     4,129     3,842
        ATM site rental                                   3,879     2,486     2,220
        ATM installation                                    575       238       649
        Transaction processing and ATM monitoring         6,442     6,180     4,677
        Other                                             2,400     1,516       818
                                                       --------  --------  --------
        Total direct operating expenses                $ 29,331  $ 26,380  $ 23,545
                                                       ========  ========  ========

As a percentage of network revenue, direct operating costs have continued to fall. These costs fell from 69% in 2000 to 57% in 2001 and to 54% for 2002. On a per ATM basis, direct operating costs fell from $11,314 per ATM and $10,992 per ATM for 2000 and 2001, respectively, to $9,761 per ATM for 2002, an improvement of 11% over 2001. On a per transaction basis, the direct operating costs fell from $0.54 per transaction and $0.46 per transaction for 2000 and 2001 respectively to $0.37 per transaction for 2002, an improvement of 20% over 2001. Costs per transaction have decreased because transaction volumes increase on existing sites with fixed direct operating expenses. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, we increased the number of ATMs that we operate under ATM management agreements, and these ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental). ATM site rental costs increased from $2.5 million for 2001 to $3.9 million in 2002, an increase of 56%, due to increases in the number of ATMs as well as an increase in rental rates per ATM for new and renewed rental contracts.

In 2002, costs for segment salaries and benefits increased by $2.8 million or 33% to $11.2 million from $8.4 million for 2001. In 2001, these expenses increased by $1.9 million or 29% to $8.4 million from $6.5 million for 2000. This increase reflects the continued expansion of the operations to Western European markets with significantly higher labor costs than Central Europe, as well as increases in staff levels at the processing center, which were required to maintain quality service in line with rising transaction volumes. As a percentage of Processing Services Segment revenue, salaries and benefits increased from 19% in 2000 and 18% in 2001 to 21% for 2002.

In 2002, selling, general and administrative costs allocated to the Processing Services Segment decreased $0.5 million or 55% to $0.4 million compared to $0.9 million for 2001. In 2001, these expenses decreased $1.0 million or 53% to $0.9 million compared to $1.9 million for 2000. The 2002 cost decrease resulted from
(1) a $0.7 million increase in the allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, from $4.7 million for 2001 to $5.4 million for 2002 and (2) a $0.3 million increase in costs associated with the expansion of our network operations. The 2001 cost decrease resulted from (1) a $1.3 million increase in the allocation of costs from the selling, general and administrative line of the Budapest processing center to the operating cost line, from $3.5 million for 2000 to $4.8 million for 2001 and (2) a $0.2 million increase in costs associated with the expansion of our network operations.

In 2002, depreciation and amortization increased by $0.7 million or 9% to $8.6 million compared to $7.9 million for 2001. In 2001, these expenses increased by $0.3 million or 4% to $7.9 million compared to $7.6 million for 2000. These increases were due to the new European operations center in Budapest and increased ATMs in service as compared to the previous periods. We recorded a $0.8 million write-down of certain ATM hardware assets for the year ended December 31, 2000, as previously discussed. Beginning January 1, 2002, goodwill is no longer amortized but instead evaluated for impairment at least annually. Goodwill amortization in 2001 amounted to $0.9 million. See Note 3 - Summary of Significant Accounting Policies and Practices to the Consolidated Annual Financial Statements.

Operating Income/Loss

The total Processing Services Segment posted operating income of $4.8 million for 2002 as compared to operating income of $2.3 million in 2001 and an operating loss of $6.1 million in 2000, as a result of the factors discussed above. The Central

European Sub-segment recorded operating income of $2.1 million for 2002 compared to operating income of $1.6 million in 2001 and an operating loss of $3.1 million in 2000, as a result of the factors discussed above. The Western European Sub-segment had an operating income of $4.5 million for 2002 compared to operating income of $2.3 million in 2001 and an operating loss of $1.8 million in 2000, as a result of the factors discussed above. We expect operating income for this segment to be negatively impacted in 2003 as a result of the disposition of our U.K. subsidiary. The pro forma impact of the sale of our U.K. subsidiary would have been approximately a $2.4 million decrease of the operating income of Western European sub-segment during 2002 and approximately a $1.0 million decrease of operating income in the fourth quarter 2002, exclusive of any benefits of the ATM outsourcing agreement.

The Other Processing Services Sub-segment incurred an operating loss of $1.8 million for 2002, compared to operating losses of $1.6 million in 2001 and $1.2 million in 2000, as a result of the factors discussed above.

We are pursuing new business opportunities in Asia. If we are successful, as we expect to be, in securing required regulatory and other approvals to provide our services there, we will incur start-up expenses in 2003 that will exceed the amount of revenues we generate there for several quarters. Operating expenses are expected to exceed revenues by approximately $1.2 million over the next 12 to 15 months as we commence and expand operations in Asia. Capital expenditures over the same period are expected to be approximately $0.6 million related to these operations. We are exploring methods for limiting losses and capital investments arising from the commencement of operations in Asia, including seeking participation in our Asian operations by outside investors.

As part of an overall change in our financial budgeting procedures, commencing for the year 2003, we will establish the level of our expenditures for the Processing Services Segment based on "base line" revenue assumptions that take into account only revenues from contracted business, without consideration of any new potential business. We expect that this approach will improve our ability to keep costs in line with revenues.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions Revenue

Revenues from the Software Solutions Segment increased by $2.2 million or 14% to $17.4 million before inter-segment eliminations for 2002 compared to $15.2 million for 2001. Revenues from this segment decreased $0.8 million or 5% to $15.2 million for 2001 compared to $16.0 million for 2000. The increase in revenues from 2001 to 2002 is due to the revenues from a significant software license agreement with ALLTEL Information Systems (AIS). The decrease in revenues from 2000 to 2001 is due to a decrease in license sales, which were partially offset by increased maintenance fees earned from sales in 2000 and prior.

Software revenues are grouped into four broad categories:
         .   Software license fees
         .   Professional service fees
         .   Maintenance fees
         .   Hardware sales

Software license fees are the initial fees charged for the licensing of our proprietary application software to customers. Professional service fees are charged for customization, installation and consulting services provided to customers. Software maintenance fees are the ongoing fees charged to customers for the maintenance of the software products. Hardware sales revenues are derived from the sale of computer products.

In January 2002, we entered into a significant software license agreement (the "License Agreement") whereby we granted AIS a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of our GoldNet ATM Network Processing Software ("GoldNet Software"). Under the terms of the License Agreement, AIS agreed to pay license and maintenance fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software (received in July 2002), and 10% twelve months from the date of the agreement (received in January 2003). The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new AIS network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method.

The components of software solutions revenue for 2002, 2001 and 2000 were:

                                         Year Ended December 31,
                                        2002      2001      2000
                                       -------   -------   -------
                                              (in thousands)

           Software license fees       $ 6,365   $ 3,030   $ 4,117
           Professional service fees     4,648     6,765     6,867
           Maintenance fees              5,756     5,045     4,487
           Hardware sales                  641       382       535
                                       -------   -------   -------

           Total Software Revenue      $17,410   $15,222   $16,006
                                       =======   =======   =======

The increase in software license fees from 2001 to 2002 reflects the license fee revenue that we obtained as part of the software license agreement with AIS. We recognized $3.5 million of revenues related to the AIS software license agreement in 2002. Approximately $0.4 million of license fees remain to be earned and recognized related to the AIS software license agreement. The decrease in software license fees from 2000 to 2001 reflects a decrease in sales and a change in the mix of contracts signed. In 2001, we signed an increasing number of contracts that have a larger share of professional services relative to the license fee. We believe that the revenues of the Software Solutions Segment will increasingly be derived from our new set of software solutions, including our wireless banking and credit card solutions.

The decrease in professional service fees of $2.1 million from 2001 to 2002 is due to fewer billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during 2002 compared to 2001. Certain professional service fees are bundled in software license contracts and reported as license fees using the percentage of completion method.

The increase in maintenance fees of $0.7 million from 2001 to 2002 is due to the completion of software delivery contracts, thereby initiating the maintenance aspect of these contracts. Additionally, almost $0.3 million of the increase is due to recognition of maintenance revenues from the software license agreement with AIS. Approximately $0.6 million of maintenance revenues remain to be earned and recognized related to the AIS software license agreement through 2003. We intend to continue to secure long-term revenue streams through multiyear maintenance agreements with existing and new customers.

Hardware sales are usually sporadic as they are generally an incidental component to our software license and professional services offerings. Hardware sales increased $0.3 from 2001 to 2002 due almost entirely to one significant hardware sale of $0.3 million related to the AIS software license agreement. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define "software sales backlog" as fees specified in contracts which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2002, the revenue backlog was $4.9 million, as compared to December 31, 2001 when the revenue backlog was $2.5 million and to December 31, 2000 when the revenue backlog was $3.5 million. The increase in backlog from December 31, 2001 is the result of strong sales activity in the fourth quarter of 2002 and from the AIS software license agreement, which comprises approximately $0.4 million of the balance. The decrease in backlog from December 31, 2000 resulted principally from the timing of software sales. We intend to continue to focus on expediting delivery and implementing of software in an effort to deliver existing backlogged sales, while simultaneously replenishing the backlog through continuing product sales growth. We cannot assure you that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within a one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of:
         .   direct operating costs
         .   salaries and benefits
         .   selling, general and administrative
         .   depreciation and amortization

In 2000, we recorded a one-time write-down of goodwill and other identifiable intangible assets associated with our purchase of Euronet USA in December 1998. As a result of our inability to achieve operating improvements, including software license and service orders for Euronet USA's traditional core product
(ITM) and cost reductions, the Software Solutions Segment continued operating at a loss through 2000. We calculated the expected cash flows of our Software Solutions Segment, which identified an impairment of its long-lived assets. Accordingly, in 2000, we recorded an impairment charge based on the present value of expected cash flows of $11.2 million for the write-down of goodwill and other identifiable intangible assets recorded upon the acquisition of Euronet USA (see Note 10 - Asset Write-down to Consolidated Financial Statements).

Total segment operating expenses decreased marginally to $17.0 million for 2002 from $17.1 million for 2001. This slight decrease from 2001 to 2002 is due to increases in direct operating costs and depreciation, offset entirely by decreases in salaries and benefits, and selling, general and administrative costs. The decrease from 2000 to 2001 of $20.4 million is primarily the result of (i) the $11.2 million one-time write-down during 2000 discussed above, (ii) a reduction in staffing in the first quarter of 2001, and (iii) general cost-reduction efforts in our general operations.

The components of the Software Solutions Segment operating expenses for 2002, 2001 and 2000 were:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   2002      2001      2000
                                                 --------  --------  --------
                                                        (in thousands)

            Direct operating costs               $    788  $    269  $    800
            Salaries and benefits                  12,095    12,329    18,004
            Selling, general and administrative     3,062     3,754     5,266
            Depreciation and amortization           1,031       744     2,215
            Asset write-down                            -         -    11,190
                                                 --------  --------  --------

            Total operating expenses             $ 16,976  $ 17,096  $ 37,475
                                                 ========  ========  ========

The increase in direct operating costs of $0.5 million or 193% from 2001 to 2002 is a result of increased distributor commissions and hardware sales. Hardware costs in 2002 include costs associated with a significant one-time hardware sale of $0.3 million related to the AIS software license agreement.

Salary and benefits marginally decreased $0.2 million for 2002 from 2001. During the first quarter of 2001 we reduced our workforce significantly with the primary objective of reducing costs in our Software Solutions Segment to bring them more in line with the anticipated revenue. The financial impact of these reductions can be seen throughout the results for 2001 and were maintained in 2002.

Selling, general and administrative expenses decreased $0.7 million to $3.1 million for 2002 from $3.8 million 2001. This decrease was primarily due to our expense control efforts. Some of the cost reductions were one-time credits and incentives that are not expected to continue in the future.

Depreciation and amortization expense increased $0.3 million for 2002 from 2001 due to the addition of $0.4 million in leasehold improvements in late 2001 and the first quarter of 2002, as well as the addition of $1.0 million in capitalized software development costs during 2001. Depreciation of improvements and amortization of capitalized software development costs was $0.7 million for 2002 and $0.4 million for 2001.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we have invested and will continue to invest in new software products that will serve as the underlying application software that permits additional features and transactions on our ATM network. In addition, we continue to invest in the on-going development of products that were recently introduced to the market. Our research and development costs incurred for software products to be sold, leased or otherwise marketed decreased $1.0 million or 20% to $4.0 million for 2002 compared to $5.0 million for 2001. These costs decreased $1.7 million or 25% to $5.0 million for 2001 compared to $6.7 million for 2000 due to a reduction in our research and development efforts.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We capitalized $0.6 million, $1.3 million and $1.0 million during the years ended December 31, 2002, 2001 and 2000 respectively, in accordance with our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Operating Income/Loss

The Software Solutions Segment posted operating income of $0.4 million for 2002, and operating losses of $1.9 million for 2001 and $21.5 million for 2000, as a result of the factors discussed above.

CORPORATE SERVICES SEGMENT

Operating Expenses

Operating expenses for the Corporate Services Segment decreased by $0.9 million or 14% to $5.6 million for 2002 compared to $6.5 million for 2001. Such costs decreased $1.4 million or 17% to $6.5 million for 2001 compared to $7.9 million for 2000. The components of the Corporate Services Segment operating costs for 2002, 2001, and 2000 were:

                                                 Year Ending December 31,
                                                 -------------------------
                                                  2002     2001     2000
                                                 -------  -------  -------
                                                      (in thousands)

            Salaries and benefits                $ 1,989  $ 3,362  $ 3,813
            Selling, general and administrative    3,576    3,017    3,841
            Depreciation and amortization             56      142      208
                                                 -------  -------  -------

            Total direct operating expenses      $ 5,621  $ 6,521  $ 7,862
                                                 =======  =======  =======

The cost control measures that were implemented in 2001 are the primary reasons for these decreased expenditures, including the workforce reductions during the first quarter of 2001. In January 2001, we began to reclassify certain salary and benefits expense to the Processing Services Other Sub-segment to better reflect the actual job responsibilities performed. The effect of these changes is fully realized in 2002. Selling, general and administrative expenses increased by $0.6 million or 19% to $3.6 million for 2002 from $3.0 million for 2001. Approximately $0.2 million of this increase is due to professional fees incurred in connection with an unsuccessful acquisition effort. Other legal and accounting fees also increased due to increased compliance and audit services.

NON-OPERATING RESULTS

Interest Income

Interest income decreased to $0.2 million in 2002 from $0.3 million in 2001 and from $1.1 million in 2000. The marginal decrease from 2001 to 2002 is primarily the result of lower interest rates. Our average cash balances were higher in 2002 but this improvement was offset by significantly lower market interest rates. The decrease from 2000 to 2001 is primarily the result of lower average cash balances during 2001.

Interest Expense

Interest expense decreased to $6.3 million in 2002 from $9.4 million in 2001 and from $10.8 million in 2000. The decrease from 2001 to 2002 was due to a reduction in notes payable as a result of significant debt/equity swaps during 2001 and the cash retirement of approximately $9.0 million in July 2002 offset partially by exchange rate differences as the majority of the debt is denominated in euro. The decrease from 2000 to 2001 was due to a reduction in notes payable as a result of significant debt/equity swaps during 2001 and exchange rate differences.

On February 19, 2003, we incurred approximately $27 million ((pound)17 million) of indebtedness in connection with the acquisition of e-pay, which is described in full in the section entitled "Subsequent Events." The amount of interest that we will accrue quarterly on such indebtedness is approximately $0.5 million. We expect this amount to be offset by incremental net operating income of e-pay.

Loss on Facility Sublease

We incurred a loss of $0.3 million in 2002 related to the sublease of excess office space. We subleased approximately 5,400 square feet in August 2002 to an unrelated third-party under a non-cancelable sublease agreement at lease rates lower than those being paid by the Company for the space.

Equity in losses from Equity Investees

We incurred a loss of $0.1 million in 2002 resulting from our share of losses of CashNet.

Gain/Loss on Early Retirement of Debt

We had a loss on early retirement of debt of $1.0 million for 2002 compared to a gain on early retirement of debt of $9.6 million for 2001. The 2001 gains were the result of significant notes payable early retirement transactions as described in Note 11 - Notes Payable to the Consolidated Financial Statements.

Foreign Exchange Gain/Loss

We had a net foreign exchange loss of $4.2 million for 2002 as compared to an exchange gain of $5.4 million for 2001 and an exchange loss of $3.2 million for 2000. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income or loss. A portion of our assets and liabilities are denominated in euros, including capital lease obligations, notes payable (including the notes issued in our public bond offering), cash and cash equivalents, investments, and forward foreign exchange contracts. The significant loss of value of the U.S. dollar against the euro during 2002 is the primary source of the loss in 2002. The strengthening of the U.S. dollar against the euro is the primary source of the gain in 2001. It is our policy to attempt to match local currency receivables and payables. Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Taxes

We had an income tax benefit of $2.3 million for 2002 compared to benefit of $0.9 for 2001 and an income tax expense of $1.2 million for 2000. This tax benefit is the result of being able to use U.S. tax loss carryforwards generated in prior years to offset the taxable gain resulting from the DASH sale, as well as the recognition of deferred tax benefits from foreign tax loss carryforwards anticipated to be utilized over the next two years.

Minority Interest

We recorded the minority interest in losses from P. T. Euronet Sigma Nusantara, an Indonesia company. We own 80% of P. T. Euronet Sigma Nusantara's shares.

Discontinued Operations

On January 4, 2002, we sold substantially all of the DASH assets to AIS for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income (net of tax) from the discontinued operations of DASH of $3.1 million in 2002 (including the gain on sale), $0.6 million in 2001 and $0.4 million in 2000.

On July 15, 2002, we sold substantially all of the non-current assets and capital lease obligations of our processing business in France to Atos Origin, S.A. for 1 euro plus reimbursement of certain operating expenses. A pre-tax loss on disposal of the France business of $0.1 million was recorded in 2002. We reported a loss (net of tax) from the discontinued operations of France of nil in 2002 (including the loss on sale), $0.7 million in 2001 and $0.3 million in 2000.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS
144. We previously reported France under the Western European Sub-segment and DASH under the Other Operations Sub-segment.

Net Income/Loss

We recorded a net loss of $6.5 million for 2002, as compared to net income of $0.7 million for 2001 and a $49.6 million net loss for 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2001, we had sustained negative cash flows from operations. We financed our operations and capital expenditures primarily through the proceeds from the 1998 issue of Deutsche Mark denominated notes payable, the 1997 public equity offering, equipment lease financing, private placements of equity securities and, in 2002, the sale of our U.S. processing business. Through December 31, 2002, the net proceeds of such transactions, together with revenues from operations and interest income have been used to fund aggregate net losses of approximately $129.7 million, investments in property, plant and equipment of approximately $58.1 million and acquisitions of approximately $24.6 million.

As of December 31, 2002, we had cash and cash equivalents of $12.0 million included in working capital of $20.1 million. We had $4.4 million of restricted cash held as security with respect to cash provided by banks participating in our ATM network, to cover guarantees on financial instruments and as deposits with customs officials (See Note 6 - Restricted Cash to the Consolidated Financial Statements).

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

In 2002, two participants in the revolving credit agreement elected to exercise a total of 99,000 warrants for an equal number of shares. We received a total amount of $0.7 million in cash from these transactions.

We elected not to renew the credit agreement in December 2001 and, on March 21, 2002, we repaid the outstanding credit facility debt in full. Payment consisted of $2.0 million in principal and interest. As of December 31, 2002, no warrants remain outstanding with respect to this credit facility.

In January 2001, we entered into an unsecured credit facility loan agreement under which we borrowed $0.5 million from Michael J. Brown to fund transactions on our Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but the amounts were extended for a second six-month period. Amounts advanced bear interest of 10% per annum. In January 2002, we paid in full the loan principal and related interest totaling $0.5 million.

In 2000, Michael J. Brown pledged approximately $4.0 million of marketable securities that he owns (not including any of our Common Stock) to obtain the release of cash collateral of $4.8 million held by a bank providing cash to our ATM network in Hungary. We did not have to pay any consideration for this security pledge. On March 14, 2002, we obtained a letter of credit supported by a certificate of deposit for $5.0 million that replaced Michael J. Brown's security pledge, as well as a related $0.8 million letter of credit and certificate of deposit. The original $5.0 million letter of credit was subsequently reduced to a $2.0 million letter of credit as more fully described in Note 13 - Credit Facilities to the Consolidated Financial Statements.

On December 20, 2002, we entered into a secured revolving credit agreement (the "Bank Credit Agreement") providing a facility of up to $5.0 million from a bank. The facility is available to be drawn upon until March 14, 2003 at which time any draws and accrued interest is due. Amounts outstanding under the facility accrue interest at 4.45% per annum, payable quarterly. The credit facility is secured by an existing $5.0 million certificate of deposit held by the bank. On December 20, 2002, the Company drew $0.9 million on the facility and repaid it in full on December 31, 2002. As of December 31, 2002, no amounts were outstanding under the facility.

During January and February 2003, net draws were made for $2.6 million. The Bank Credit Agreement expired on March 14, 2003 and was repaid in full at that time. See Note 29 - Subsequent Events to the Consolidated Financial Statements.

We lease many of our ATMs under capital lease agreements that expire between 2002 and 2007 and that bear interest at rates between 8% and 12%. As of December 31, 2002, we owed $7.7 million under such capital lease arrangements (see Note 15 - Leases to the Consolidated Financial Statements).

We expect that our capital requirements will continue in the future at a much lower rate as we implement strategies that promote outsourcing and redeployment of under-performing ATMs. Acquisitions of related ATM businesses and investments in new markets may require additional capital expenditures. Fixed asset purchases for 2003 are currently estimated to be in the range of $6 million to $9 million.

We are required to maintain ATM hardware and software in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, Visa and MasterCard. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations. Upgrades and modifications to the ATM software and hardware will also be required on or before 2005 to enable certain chip card technology. We are currently developing a project plan for implementation and delivery and estimating the costs associated with the hardware and software modifications.

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

Under the provisions of the ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. During 2002, we issued 325,370 shares at an average price of $6.28 per share, resulting in proceeds to us of $2.0 million. During 2001, we issued 174,570 shares at an average price of $9.12 per share, resulting in proceeds to us of $1.6 million. In February 2003, we reserved an additional 500,000 shares of Common Stock for the ESPP to continue the plan.

In 2002, we made matching contributions of 9,647 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2001. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as "basic" and "discretionary." The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of December 31, 2002, total employer matching contributions since inception of the plan has consisted of 25,922 shares under the basic match and 16,275 shares under the discretionary matching contribution. We made employer-matching contributions of 27,230 shares of stock under the Plan for year 2002 in February 2003 (See Note 19 - Employee Benefit Plans to the Consolidated Financial Statements).

We reduced the aggregate amount of our 12 3/8% Senior Discount Notes payable from $38.1 million at December 31, 2001 to $36.3 million at December 31, 2002 through a series of debt-for-equity exchanges and a cash redemption as more fully described in Note 11 - Notes Payable to the Consolidated Financial Statements. Due to market and other factors, we may not be able to continue to successfully implement such debt-for-equity exchanges in 2003 and beyond. We commenced cash payments of interest on Senior Discount Notes on January 1, 2003, and are required to continue to make such payments on a semi-annual basis on January 1 and July 1 through 2006. At current debt levels, we will be required to make approximately $2.3 million (2.2 million euro) in interest payments on a semi annual basis through 2006 on January 1 and July 1 of each year. The remaining principal balance of Senior Discount Notes of approximately $38 million face value (approximately 35 million euro) will be due and payable on July 2006.

Subsequent to December 31, 2002, on January 17, 2003, we received net proceeds from the sale of our UK subsidiary of $28.3 million. We used all of those funds to pay the cash portion of the purchase price of e-pay Limited, which we acquired on February 17, 2003. In connection with the acquisition of e-pay, we incurred indebtedness to the former e-pay shareholders of $27 million, which is composed of three separate elements:

     . Deferred purchase price in the amount of $8.6 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. Based upon current expected results of e-pay, we expect to be able to repay this amount in approximately one year.

     . Indebtedness of $7.4 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes is convertible in the aggregate into 647,282 shares of our Common Stock at the option of the holders, based upon an initial conversion price (subject to adjustment) of $11.43 per share. We may compel conversion of the entire amount of this indebtedness (effectively repaying it through the issuance of our Common Stock) when the average market price on the Nasdaq National Market of our Common Stock for 30 consecutive trading days exceeds $15.72 (subject to adjustment based on adjustments to the initial conversion price). We expect to repay this indebtedness through conversion or by compelling conversion if this benchmark is reached. If the debt does not convert or we are unable to compel conversion, we will either seek to repay it through available cash flows, if any, from our business or to refinance this debt.

     . Indebtedness of $11.0 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. Our current cash flow levels would be sufficient to make the semi-annual interest payments but would not be sufficient to repay this debt at maturity. We expect our cash flows to increase sufficiently to permit full repayment of this debt when it falls due. If our cash flows are insufficient for this purpose, we will seek to refinance this debt.

In addition to the above, we have outstanding indebtedness of $36.3 million under our 12 3/8% Senior Discount Notes, which falls due on July 1, 2006. We intend to reduce this indebtedness through repurchase of notes from time to time in exchange for equity as we have done in the past and/or through repayments as our cash flows permit. In the event we do not exchange debt for equity or repay the debt through cash flows, we will attempt to refinance this debt to decrease interest costs and, if possible, extend its repayment period if reasonable terms are available.

We offer no assurances that we will be able to obtain favorable terms for refinancing of any of our debt as described above.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

We have no significant off balance sheet items (see Note 28 - Commitments and Contingencies to the Consolidated Financial Statements).

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

                                                          Payments due by period
                                          ------------------------------------------------------------
                                                    Less than 1                            More than 5
     Contractual Obligations                Total      year        1-3 years   3-5 years       years
                                          --------  -----------   ---------   ---------    -----------
     Senior notes (including interest)    $ 52,402  $     4,525   $   9,050   $  38,827    $         -
     Capital leases (including interest)    11,077        5,668       4,583         694            132
     Operating leases                       10,922        2,486       3,887       3,281          1,268
     Purchase obligations                   19,792        8,021      10,427         993            351
     Other long-term liabilities                 -            -           -           -              -
                                          --------  -----------   ---------   ---------    -----------
     Total                                $ 94,193  $    20,700   $  27,947   $  43,795    $     1,751
                                          ========  ===========   =========   =========    ===========

These amounts do not include the contractual obligations arising from the e-pay acquisition. For additional information on each of these items, see Notes 11 - Notes Payable, Note 15 - Leases and Note 29 - Subsequent Events to the Consolidated Financial Statements. Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.


SUBSEQUENT EVENTS

Sale of our U.K. subsidiary

On January 17, 2003, we sold 100% of the shares in our U.K. subsidiary, Euronet Services (UK) Ltd., or Euronet U.K., to Bridgepoint Capital Limited for approximately $29.6 million (or (pound)18.5 million) in cash, subject to certain working capital adjustments. Of this amount, $1.3 million ((pound)0.8 million) was placed in escrow or otherwise retained subject to the completion and settlement of certain post-closing matters and adjustments, with the remainder paid in cash at closing. The Company expects to record a gain of approximately $17 million related to this transaction. The acquisition agreement provides that the benefits and burdens of ownership of the shares and all employees of Euronet U.K. are transferred to Bridgepoint, effective as of January 1, 2003. The acquisition agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the U.K., including a "Tax Deed" providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to the periods prior to January 1, 2003, but arise after the sale.

Simultaneous with this transaction, Euronet and Bridgepoint signed an ATM and Gateway Services Agreement, or the "Services Agreement." Under the Services Agreement, Euronet will provide ATM operating, monitoring, and transaction processing services through December 31, 2007. The services to be provided by Euronet are substantially identical to existing services being provided to Euronet U.K. prior to the sale of Euronet U.K. to Bridgepoint. We estimate that approximately $4.5 million of the total sale proceeds of $29.6 million will be allocated to the Services Agreement and accrued to revenues from continuing operations on a straight-line basis over the five-year contract term beginning January 1, 2003.

For further description of this transaction, see Note 29 - Subsequent Events to the Consolidated Financial Statements.

Purchase of e-pay

On February 19, 2003, we purchased all of the share capital of e-pay Limited ("e-pay"), a company based in the U.K.

The purchase price for the e-pay shares was approximately $76.2 million. Of the total purchase price, $30.2 million was paid in cash at closing, $19.0 million was paid through issuance at closing of 2,497,504 shares of our Common Stock, and the remaining $27 million will be paid in deferred purchase price or under promissory notes executed at closing with 24 month maturity dates bearing interest rates averaging approximately 7.25% per annum. The deferred portion of the purchase price, approximately $8.6 million, is payable based upon e-pay's excess cash flow, as defined in the acquisition agreement, with any remaining unpaid balance due in 24 months. Approximately $7.4 million of the notes are convertible into our Common Stock at the option of the holders at a conversion price of $11.43 per share, or approximately 647,000 shares. We may redeem the convertible notes under certain conditions. The conversion price and the redemption price are subject to customary anti-dilution provisions. The remaining $11.0 million of promissory notes are not convertible. The cash portion of the purchase price was primarily funded using the proceeds of our sale of our former U.K. subsidiary with the balance funded with working capital.

All of the amounts described above are consideration amounts as included in the acquisition agreement and may differ from the consideration determined in accordance with U.S. generally accepted accounting principles.

We agreed to file with the SEC a registration statement to enable the public resale of the Common Stock received by the former shareholders of e-pay. The Common Stock issued at the closing of the transaction and issuable upon conversion of the convertible notes may not be transferred by the holders thereof prior to February 18, 2004. The Common Stock issuable upon the redemption of the convertible notes may be transferred prior to February 18, 2004.

In connection with the acquisition, we also agreed to increase the size of our Board of Directors by one member. We will nominate and recommend for election the director candidate designated by a committee representing the former shareholders of e-pay (the "Committee"). This director will be a Class III director. In addition, the Committee may designate one former shareholder of e-pay as a non-voting observer at our board of directors' meetings during the three-year period immediately following the closing of the acquisition.

The Acquisition Agreement provides that the benefits and burdens of ownership of the shares were transferred to us effective as of February 3, 2003.

For further description of this transaction, see Note 29 - Subsequent Events to the Consolidated Financial Statements.

Contract Termination

In January 2003, one of our customers with whom we had signed a new contract for outsourcing services decided to terminate the agreement with us. The financial institution was unable to proceed with the contract due to certain conflicting business considerations, and has confirmed that this termination does not reflect on or relate at all to our performance. We have agreed to a severance payment of approximately $1.0 million that will compensate us, among other things, for approximately $0.3 million of setup costs were incurred and capitalized through December 31, 2002. These costs will be expensed in 2003. We expect full payment of the $1.0 million severance amount in the second quarter of 2003.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The increase of cash and cash equivalents to $12.0 million at December 31, 2002 from $8.8 million at December 31, 2001 is due primarily to the following activity:
     .    cash flow from operations of $0.6 million
     .    net proceeds from the sale of DASH of $5.8 million as described in
          Note 26 - Discontinued Operations and Assets Held for Sale to our Consolidated Financial Statements
     . net proceeds from the private placement of equity in February 2002 of $11.7 million as described in Note 12 - Private Placement of Common Shares to our Consolidated Financial Statements
     . net proceeds from exercise of stock options, warrants and employee share purchases of $6.2 million
     . offset by the cash purchase of $4.9 million of fixed assets and other long-term assets
     .    offset by debt and lease repayments of $15.9 million

See Note 22 - Reconciliation of Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities to the Consolidated Financial Statements and the Consolidated Statements of Cash Flows for further description of these items.

Restricted Cash

Restricted cash increased to $4.4 million at December 31, 2002 from $1.9 million at December 31, 2001. The majority of restricted cash was held as security with respect to cash provided in Hungary and Poland by banks participating in our ATM network. The increase is primarily due to the pledge of cash to purchase a $2.0 million surety bond as cash collateral for the Hungarian ATM network, to replace Michael J. Brown's $4.0 million security pledge and a related $0.8 million certificate of deposit previously obtained for the same purpose.

Trade Accounts Receivable

Trade accounts receivable decreased marginally to $8.4 at December 31, 2002 from $8.9 million at December 31, 2001 due primarily to continued improvements in collections in 2002 and 2001.

Assets Held for Sale

Assets held for sale represent the net assets of our U.K. subsidiary as of December 31, 2002, and U.K, France and DASH as of December 31, 2001. Substantially all of France's and DASH's assets were sold in 2002 as discussed in Note 26 - Discontinued Operations and Assets Held for Sale to our Consolidated Financial Statements. Our U.K. subsidiary was sold in January 2003 as discussed in Note 29 - Subsequent Events to our Consolidated Financial Statements.

Property, Plant and Equipment

Net property, plant and equipment remained constant at $21.4 million at December 31, 2002 and December 31, 2001. This is the result of fixed asset purchases, the completion of our new processing center in Budapest, offset in part by current period depreciation.

Intangible Assets

Net intangible assets increased to $1.8 million at December 31, 2002 from $1.6 million at December 31, 2001. The intangible asset is goodwill related to the 1999 acquisition of SBK, a German ATM company. The increase from 2001 to 2002 is due to remeasurement of assets due to foreign exchange rate movement. In accordance with SFAS 142, we no longer amortize goodwill but will review at least annually for possible impairment.

Current Liabilities

Current liabilities decreased to $19.8 million at December 31, 2002 from $24.8 million at December 31, 2001. The decrease was primarily due to i) the $2.0 million repayment of the shareholder credit facility discussed in Note 11 - Notes Payable to our Consolidated Financial statements, and ii) decreases in trade accounts payable and other accrued expenses of $2.0 million.

Liabilities Held for Sale

Liabilities held for sale represent the net liabilities of our U.K. subsidiary as of December 31, 2002, and U.K, France and DASH as of December 31, 2001. Substantially all of France's and DASH's liabilities were sold in 2002 as discussed in Note 26 - Discontinued Operations and Assets Held for Sale to our Consolidated Financial Statements. Our U.K. subsidiary was sold in January 2003 as discussed in Note 29 - Subsequent Events to our Consolidated Financial Statements.

Capital Leases

Total capital lease obligations including current installments decreased to $7.7 million at December 31, 2002 from $10.0 million at December 31, 2001. This decrease is due primarily to an excess of 2002 lease payments of $4.0 million over additional fixed assets lease obligations of $1.7 million. The new capital leases are generally for a term of 3 to 5 years.

Notes Payable

Notes payable decreased to $36.3 million at December 31, 2002 from $38.1 million at December 31, 2001. This result is from several transactions as follows (in millions):

                Balance at December 31, 2001                        $  38.1
                Unrealized foreign exchange loss (EUR vs. USD)          6.7
                Early retirement of debt with cash                     (9.1)
                Early retirement of debt with equity swaps             (1.9)
                Accretion of bond interest                              2.5
                                                                    -------
                Balance at December 31, 2002                        $  36.3
                                                                    =======

Stockholders' Equity/(Deficit)

Stockholders' equity increased to $6.2 million at December 31, 2002 from a deficit of $7.7 million at December 31, 2001. This results primarily from the following activity:
     .    $6.5 million in net losses for 2002
     . Net proceeds from the private placement of equity in February 2002 of $11.7 million as described in Note 12 - Private Placement of Common Shares to our Consolidated Financial Statements
     . Net proceeds from exercise of stock options, warrants and employee share purchases of $7.3 million
     .    $0.8 million decrease in the accumulated comprehensive loss

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS 143

In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). We adopted SFAS 143 on January 1, 2003. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or result of operations.

SFAS 146

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement addresses the timing and amount of costs recognized as a result of restructuring and similar activities. We will apply SFAS 146 prospectively to activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or result of operations.

FIN 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, we must recognize a liability for the fair value of its obligation under that guarantee. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. We have no obligations under guarantees as of December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our financial position or result of operations.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. We are currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

EITF 00-21

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables" (EITF 00-21). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. We will adopt this new accounting effective July 1, 2003. We are currently evaluating the potential impact, if any, the adoption of EITF 00-21 will have on our financial position and results of operations.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

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

These risks and other risks are described elsewhere in this document, including in Exhibit 99.1, and our other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Operational Risk; Security

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, retailers and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Certain operational risks inherent in this type of business can require a temporary shut-down of parts or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than our ATMs in Germany are operated through our processing center in Budapest and all of our e-top-up transactions are processed through our Basildon operations center so any operational problem there may have a significant adverse impact on the operation of our network generally.

We have experienced operations and computer development staff and have created redundancies and procedures, particularly in our Budapest and Basildon (from February 2003) processing centers, to mitigate such risks, but they cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

Our ATM and POS network systems process electronic financial transactions using information read by ATMs or POS terminals from bank debit and credit cards or input into our systems by our customers in the registration process for mobile phone recharge services. We capture, transmit, handle and store this sensitive bankcard information in performing services for our customers. In addition, our software is designed to permit the operation by our customers of electronic financial transaction networks similar to our network, so our software is used in handling such information. These businesses involve certain inherent security risks and in particular the risk of electronic interception and theft of the information for use in fraudulent card transactions. We have incorporated industry standard encryption technology and processing methodology into our systems and software to maintain high levels of security. Although this technology and methodology mitigates security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

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

Foreign Exchange Exposure

In 2002, 66% of our total revenues were generated in Poland Hungary, the U.K. and Germany as compared to 68% in 2001 and 62% in 2000. This decrease is due to the overall increase in revenues for our operations, including in these four countries. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K. and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively. Although a significant portion of our expenditures in these countries are still made in or denominated in U.S. dollars, we are striving to achieve more of our expenses in local currencies to match our revenues.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $2.5 million decrease in the reported net loss. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

The information above does not include the effects of e-pay, ltd., which was acquired subsequent to December 31, 2002. e-pay's revenues and expenses are denominated in British pound and Australian dollar, and the acquisition indebtedness related to the purchase is denominated in British pounds. Accordingly, this natural matching of revenue, expense and the related indebtedness reduces the additional exposure to adverse changes in these local currency valuations against the U.S. dollar as it relates to e-pay's inclusion in our consolidated Statement of Operations.


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

Interest Rate Risk

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at December 31, 2002 was approximately $38.8 million compared to a carrying value of $36.3 million. A 1% increase from prevailing interest rates at December 31, 2001 would result in a decrease in fair value of notes payable by approximately $1.1 million. Fair values were determined based on the current early redemption premium of approximately 6% of face value as defined in the note agreement and as evidenced by the recent redemption in July 2002. (See Note 21 - Financial Instruments to the Consolidated Financial Statements.)

First Interest Payment

Beginning January 1, 2003, interest payments of approximately 2.2 million euro (estimated $2.3 million as of December 31, 2002) will be payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates will be January 1 and July 1, with the final interest payment due on July 1, 2006. The first payment due January 1, 2003 was made on December 30, 2002. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in euro or euro-linked denominations. We will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

New Debt Incurred

As described in "Subsequent Events" in this filing, in February 2003, we acquired e-pay Ltd. and incurred indebtedness comprised of three separate elements totaling approximately $27 million. The terms of this indebtedness are more fully described in the section entitled "Liquidity and Capital Resources" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Repayment terms vary for each of the debt elements but are due in full on February 18, 2005 unless otherwise repaid prior to that date. We currently expect to repay all amounts due from available cash flows or, if necessary, will seek to refinance the debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             EURONET WORLDWIDE, INC.
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                                                                44
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                                                   45
Consolidated Statements of Operations and Comprehensive (Loss)/Income for the years ended December 31, 2002, 2001 and
 2000                                                                                                                       46
Consolidated Statements of Changes in Stockholders' Equity/(Deficit) for the years ended December 31, 2002, 2001 and
 2000                                                                                                                       47
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                                  49
Notes to Consolidated Financial Statements                                                                                  50

                          Independent Auditors' Report

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive (loss)/income, changes in stockholders' equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

KPMG Polska Sp. z o.o.

Warsaw, Poland

February 7, 2003, except Note 29 which is dated February 19, 2003.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                                   As of December 31,
                                                                                         -------------------------------------
                                                                                            2002                        2001
                                                                                         ---------                   ---------
                                                                                         (in thousands, except for share data)
          ASSETS
          Current assets:
             Cash and cash equivalents                                                   $  12,021                   $   8,820
             Restricted cash (note 6)                                                        4,401                       1,877
             Trade accounts receivable, net of allowances for doubtful
              accounts of $484 at December 31, 2002 and $675 at December 31,
              2001 (note 17)                                                                 8,380                       8,862
             Earnings in excess of billings on software installation
              contracts (note 8)                                                               334                         331
             Assets held for sale (note 26)                                                 10,767                       9,351
             Prepaid expenses and other current assets (note 7)                              3,963                       5,453
                                                                                         ---------                   ---------
               Total current assets                                                         39,866                      34,694
          Property, plant and equipment, net (notes 10, 15, 20, 28 and 29):
                                                                                            21,394                      21,398
          Intangible assets, net (notes 9 and 10)                                            1,834                       1,551
          Deferred income taxes (note 16)                                                    1,064                         429
          Other assets, net (note 3(h))                                                      2,401                       3,319
                                                                                         ---------                   ---------
          Total assets                                                                   $  66,559                   $  61,391
                                                                                         =========                   =========

          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
          Current liabilities:
             Trade accounts payable                                                          2,989                       3,033
             Current installments of obligations under capital leases (note 15)              3,447                       3,781
             Accrued expenses and other current liabilities                                  4,979                       7,019
             Short-term borrowings                                                             380                         513
             Advance payments on contracts                                                   2,966                       2,295
             Income taxes payable                                                                -                          61
             Liabilities held for sale (note 26)                                             3,537                       4,594
             Billings in excess of earnings on software installation
              contracts (note 8)                                                             1,471                       1,457
             Credit facility (note 13)                                                           -                       2,000
                                                                                         ---------                   ---------
               Total current liabilities                                                    19,769                      24,753
          Obligations under capital leases, excluding current installments
           (note 15)                                                                         4,301                       6,179
          Notes payable (note 11)                                                           36,318                      38,146
                                                                                         ---------                   ---------
          Total liabilities                                                                 60,388                      69,078
                                                                                         ---------                   ---------

          Stockholders' equity/(deficit):
             Common stock, $0.02 par value. Authorized 60,000,000 shares;
              issued and outstanding 23,883,072 shares at December 31, 2002
              and 22,038,073 at December 31, 2001 (note 12)                                    480                         441
             Additional paid in capital                                                    137,426                     117,940
             Treasury stock                                                                   (145)                       (145)
             Employee loans for stock (note 18)                                               (427)                       (463)
             Subscription receivable                                                            42                           -
             Accumulated deficit                                                          (129,655)                   (123,141)
             Restricted reserve (note 5)                                                       784                         784
             Accumulated other comprehensive loss                                           (2,334)                     (3,103)
                                                                                         ---------                   ---------
               Total stockholders' equity/(deficit)                                          6,171                      (7,687)
                                                                                         ---------                   ---------
          Total liabilities and stockholders' equity/(deficit)                           $  66,559                   $  61,391
                                                                                         =========                   =========

        See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive (Loss)/Income

                                                                                   Year Ended December 31,
                                                                           2002             2001             2000
                                                                        ------------    ------------    ------------
                                                                             (in thousands, except for share and
                                                                                        per share data)
          Revenues:
             ATM network and related revenue                            $     53,918    $     45,941    $     34,201
             Software and related revenue                                     17,130          15,042          15,827
                                                                        ------------    ------------    ------------
               Total                                                          71,048          60,983          50,028
                                                                        ------------    ------------    ------------

          Operating expenses:
             Direct operating costs                                           29,609          26,469          24,162
             Salaries and benefits                                            25,282          24,091          28,318
             Selling, general and administrative                               6,917           7,688          11,047
             Depreciation and amortization                                     9,659           8,785           9,988
             Asset write-down                                                      -               -          11,968
                                                                        ------------    ------------    ------------
               Total operating expenses                                       71,467          67,033          85,483
                                                                        ------------    ------------    ------------

          Operating loss                                                        (419)         (6,050)        (35,455)
                                                                        ------------    ------------    ------------

          Other income/expenses:
             Interest income                                                     247             278           1,073
             Interest expense                                                 (6,253)         (9,386)        (10,760)
             Loss on facility sublease                                          (249)              -               -
             Equity in losses from investee companies                           (183)              -               -
             (Loss)/gain on early retirement of debt                            (955)          9,677               -
             Foreign exchange (loss)/gain, net                                (4,233)          5,425          (3,243)
                                                                        ------------    ------------    ------------
               Total other (expense)/income                                  (11,626)          5,994         (12,930)
                                                                        ------------    ------------    ------------

          Loss from continuing operations before income taxes and
           minority interest                                                 (12,045)            (56)        (48,385)
          Income tax benefit/(expense)                                         2,312             807          (1,181)
                                                                        ------------    ------------    ------------
          (Loss)/income from continuing operations before minority
           interest                                                           (9,733)            751         (49,566)
          Minority interest                                                      100               -               -
                                                                        ------------    ------------    ------------
          (Loss)/income from continuing operations                            (9,633)            751         (49,566)
                                                                        ------------    ------------    ------------

          Discontinued operations:
             Income/(loss) from operations of discontinued U.S. and
              France components (including gain on disposal of
              $4,726 for 2002)                                                 5,054            (123)             22
             Income tax expense                                               (1,935)             42              (7)
                                                                        ------------    ------------    ------------
               Income/(loss) from discontinued operations                      3,119             (81)             15
                                                                        ------------    ------------    ------------

          Net (loss)/income                                                   (6,514)            670         (49,551)
          Translation adjustment                                                 769            (406)              -
                                                                        ------------    ------------    ------------
          Comprehensive (loss)/income                                   $     (5,745)   $        264    $    (49,551)
                                                                        ============    ============    ============

          (Loss)/income per share - basic
             (Loss)/income from continuing operations                   $      (0.42)   $       0.04    $      (3.00)
             Income/(loss) from discontinued operations                         0.14           (0.01)              -
                                                                        ------------    ------------    ------------
             Net (loss)/income                                          $      (0.28)   $       0.03    $      (3.00)
                                                                        ============    ============    ============
             Basic weighted average outstanding shares                    23,156,129      19,719,253      16,499,699
                                                                        ============    ============    ============

          (Loss)/income per share - diluted
             (Loss)/income from continuing operations                   $      (0.42)   $       0.03    $      (3.00)
             Income/(loss) from discontinued operations                         0.14               -               -
                                                                        ------------    ------------    ------------
             Net (loss)/income                                          $      (0.28)   $       0.03    $      (3.00)
                                                                        ============    ============    ============
             Diluted weighted average outstanding shares                  23,156,129      22,413,408      16,499,699
                                                                        ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity/(Deficit)

                                                                                     Employee Loans    Additional
                                                               No. of       Common        for           Paid in    Treasury
                                                               Shares        Stock       Stock          Capital      Stock
                                                             ----------    ---------   ---------       ---------   --------
                                                                             (in thousands, except share data)
BALANCE DECEMBER 31, 1999                                    15,541,956    $     311   $    (794)      $  66,969   $     (3)

Stock options exercised (note 18)                               390,231            8           -             941          -
Sale of Common Stock (note 12)                                1,882,723           37           -          13,045          -
Warrants issue (note 12 and 13)                                       -            -           -             372          -
Subscriptions                                                         -            -           -               -          -
Employee loans for stock (note 18)                                    -            -         233               -       (137)
Translation adjustment                                                -            -           -               -          -
Net loss for 2000                                                     -            -           -               -          -
                                                             ----------    ---------   ---------       ---------   --------

BALANCE DECEMBER 31, 2000                                    17,814,910    $     356   $    (561)      $  81,327   $   (140)

Stock options exercised (note 18)                               292,643            6           -           1,446          -
Shares issued for retirement of debt                          3,343,400           67           -          30,961          -
Private placement of shares                                      19,000            1           -             104          -
Warrants exercised                                              361,000            7           -           2,112          -
Employee loans for stock (note 18)                                    -            -          98               -         (5)
Sale of Common Stock (note 12)                                  207,120            4           -           1,990          -
Other                                                                 -            -           -               -          -
Translation adjustment                                                -            -           -               -          -
Net income for 2001                                                   -            -           -               -          -
                                                             ----------    ---------   ---------       ---------   --------

BALANCE DECEMBER 31, 2001                                    22,038,073    $     441   $    (463)      $ 117,940   $   (145)

Stock options exercised (note 18)                               957,170           19           -           4,586          -
Shares issued for retirement of debt                            131,483            4           -           2,122          -
Private placement of shares                                     625,000           13           -          11,935          -
Warrants exercised                                              131,346            3           -             843          -
Employee loans for stock (note 18)                                    -            -          36               -          -
Other                                                                 -            -           -               -          -
Translation adjustment                                                -            -           -               -          -
Net loss for 2002                                                     -            -           -               -          -
                                                             ----------    ---------   ---------       ---------   --------

BALANCE DECEMBER 31, 2002                                    23,883,072    $     480   $    (427)      $ 137,426   $   (145)
                                                             ==========    =========   =========       =========   ========

        See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES
               Consolidated Statements of Changes in Stockholders'
                          Equity/(Deficit) (continued)

                                                                                                     Accumulated
                                                                                                        Other
                                                           Subscription  Accumulated   Restricted   Comprehensive
                                                            Receivable     Deficit      Reserve     (Loss)/Income     Total
                                                           ------------  -----------   ----------   -------------   ---------
                                                                            (in thousands, except share data)

BALANCE DECEMBER 31, 1999                                  $        (50) $   (74,260)  $      784   $      (2,450)  $  (9,493)

Stock options exercised (note 18)                                     -            -            -               -         949
Sale of Common Stock (note 12)                                        -            -            -               -      13,082
Warrants issue (note 12 and 13)                                       -            -            -               -         372
Subscriptions                                                       (9)            -            -               -         (9)
Employee loans for stock (note 18)                                    -            -            -               -          96
Translation adjustment                                                -            -            -            (247)       (247)
Net loss for 2000                                                     -      (49,551)           -               -     (49,551)
                                                           ------------  -----------   ----------   -------------   ---------

BALANCE DECEMBER 31, 2000                                  $        (59) $  (123,811)  $      784   $      (2,697)  $ (44,801)

Stock options exercised (note 18)                                     -            -            -               -       1,452
Shares issued for retirement of debt                                  -            -            -               -      31,028
Private placement of shares                                           -            -            -               -         105
Warrants exercised                                                    -            -            -               -       2,119
Employee loans for stock (note 18)                                    -            -            -               -          93
Sale of Common Stock (note 12)                                        -            -            -               -       1,994
Other                                                                59            -            -               -          59
Translation adjustment                                                -            -            -            (406)       (406)
Net income for 2001                                                   -          670            -               -         670
                                                           ------------  -----------   ----------   -------------   ---------

BALANCE DECEMBER 31, 2001                                  $          -  $  (123,141)  $      784   $      (3,103)  $  (7,687)

Stock options exercised (note 18)                                     -            -            -               -       4,605
Shares issued for retirement of debt                                  -            -            -               -       2,126
Private placement of shares                                           -            -            -               -      11,948
Warrants exercised                                                    -            -            -               -         846
Employee loans for stock (note 18)                                    -            -            -               -          36
Other                                                                42            -            -               -          42
Translation adjustment                                                -            -            -             769         769
Net loss for 2002                                                     -      (6,514)            -               -      (6,514)
                                                           ------------  -----------   ----------   -------------   ---------

BALANCE DECEMBER 31, 2002                                  $         42  $  (129,655)  $      784   $      (2,334)  $   6,171
                                                           ============  ===========   ==========   =============   =========

        See accompanying notes to the consolidated financial statements.

                             EURONET WORLDWIDE, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                Year Ended December 31,
                                                                           --------------------------------
                                                                             2002        2001        2000
                                                                           --------    --------    --------
                                                                                    (in thousands)
          Net cash provided by/(used in) operating activities
           (note 22)                                                       $    626    $    (34)   $(16,436)
                                                                           --------    --------    --------

          Cash flows from investing activities:
          Fixed asset purchases                                              (4,712)     (1,758)     (2,305)
          Proceeds from sale of fixed assets                                    240         339         843
          Purchase of intangible and other long term assets                    (378)          -           -
          Net decrease in loan receivable                                         -           -         (13)
                                                                           --------    --------    --------
          Net cash used in investing activities                              (4,850)     (1,419)     (1,475)
                                                                           --------    --------    --------

          Cash flows from financing activities:
          Proceeds from the sale and leaseback of fixed assets                    -       1,234           -
          Proceeds from issuance of shares and other capital
           contributions                                                     17,917       5,608      13,889
          (Repayment of)/proceeds from issuance of notes payable and
           warrants                                                          (9,456)       (845)        378
          Repayment of credit facility                                       (2,000)          -           -
          Repayment of obligations under capital leases                      (4,412)     (4,587)     (3,260)
          (Repayment of)/proceeds from borrowings                              (133)      2,321         192
          Decrease/(increase) in subscriptions receivable                        42          59          (9)
          Cash repaid by employees for purchase of
           common stock                                                          37          98         233
                                                                           --------    --------    --------
          Net cash provided by financing activities                           1,995       3,888      11,423
                                                                           --------    --------    --------

          Effect of exchange differences on cash                               (442)         99         200
          Proceeds from sale of discontinued operations                       5,872           -           -
          Cash used in discontinued operations                                    -        (474)     (1,550)
                                                                           --------    --------    --------

          Net increase/(decrease) in cash and cash equivalents                3,201       2,060      (7,838)
          Cash and cash equivalents at beginning of period                    8,820       6,760      14,598
                                                                           --------    --------    --------
          Cash and cash equivalents at end of period                       $ 12,021    $  8,820    $  6,760
                                                                           ========    ========    ========

          Interest paid during year                                        $  6,668    $  2,292    $  2,076
          Income taxes refunded during year                                $      -    $    894    $      -

         See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(1) ORGANIZATION

Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company.

Euronet Worldwide, Inc. and its subsidiaries (the "Company" or "Euronet") is a leading provider of secure electronic financial transaction solutions. Euronet provides financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators. Euronet operates an independent automated teller machine (ATM) network of 3,005 ATMs across Europe (and until January 2002 in the United States). Through our software subsidiary, Euronet USA, Inc. ("Euronet USA"), we offer a suite of integrated electronic fund transfer (EFT) software solutions for electronic payment and transaction delivery systems. Euronet provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, electronic top-up services (for prepaid mobile airtime) and software solutions. Through its newly acquired subsidiary, e-pay Ltd., which the Company acquired on February 19, 2003, Euronet operates a network of point-of-sale (POS) terminals providing electronic processing of prepaid mobile phone airtime "top-up" services in the U.K. and Australia, through its wholly owned subsidiary e-pay Australia Pty Ltd. . Euronet's principal customers are banks and other companies such as mobile phone operators that require electronic financial transaction processing services. Euronet's solutions are used in more than 60 countries around the world. As of December 31, 2002, the Company had ten offices in Europe, two in the United States and one each in India, Indonesia, and Egypt.

As of December 31, 2002, the Euronet's wholly owned subsidiaries were:

   .EFT Services Holding B.V., incorporated in the Netherlands
   .Euronet Banktechnikai Szolgaltato Kft. ("Bank Tech"), incorporated in
     Hungary
   .Euronet Adminisztracios Szolgaltato Kft. ("Administrative Services")
     (formerly SatComNet), incorporated in Hungary
   .Bankomat 24/Euronet Sp. z o.o. ("Bankomat"), incorporated in Poland .EFT-Usluge d o.o., incorporated in Croatia
   .Euronet Services GmbH, incorporated in Germany
   .EFT Services France SAS, incorporated in France
   .Euronet Services spol. s.r.o., incorporated in the Czech Republic .Euronet Services SRL, incorporated in Romania
   .Euronet Services (UK) Limited, incorporated in the U.K. (sold in January
     2003. See Note 29 - Subsequent Events to the Consolidated Financial Statements.)
   .Euronet USA Inc. (formerly Arkansas Systems, Inc.) ("Euronet USA")
     incorporated in Arkansas, United States of America
   .EFT Processing Services LLC ("Dash"), incorporated in Arkansas, United
     States of America (in liquidation)
   .Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)
   .Euronet EFT Services Hellas, incorporated in Greece
   .Euronet Services Private Limited, incorporated in India
   .Euronet Services Slovakia, spol. s r.o., incorporated in Slovakia

As of December 31, 2002, Euronet also had shareholdings in the following companies that are not wholly owned:

   .Euronet Sigma Nusantara, incorporated in Indonesia, of which 80% of the shares are owned by EFT Services Holdings B.V.
   .CashNet Telecommunications Egypt SAE ("CashNet"), an Egyptian company limited by shares, of which 10% of the shares are owned by EFT Services Holdings B.V.
   .Europlanet a.d. ("Europlanet"), incorporated in the Federal Republic of Serbia, of which 36% of the shares are owned by our wholly owned subsidiary EFT Services Holdings B.V.

(2) BASIS OF PREPARATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include software revenue recognition, software development costs, income taxes and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) Principles of consolidation

The consolidated financial statements include the accounts of Euronet Worldwide, Inc. and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's investments in companies that it does not control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.

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

(d) Derivative financial instruments

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

In 2000, the Company settled all outstanding forward foreign exchange contracts. As of December 31, 2002 and 2001, the Company had not entered into any forward foreign exchange contracts or any other derivative contracts.

(e) Property, plant and equipment

Property, plant, and equipment are stated at cost. Equipment under capital leases is stated at the lesser of fair value of the leased equipment and the present value of future minimum lease payments.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of their estimated useful lives or the lease term.

Depreciation and amortization rates are as follows:

          Automated teller machines                 5-7 years
          Computers and software                    3-5 years
          Vehicles and office equipment             5 years
          Cassettes                                 1 year
          Leasehold improvements                    Over the lesser of the lease term or estimated useful life

(f) Goodwill and other intangible assets

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for one reporting unit. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of this reporting unit exceeded its carrying amount and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7-10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 5 to 10 years .The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Other Intangibles

In accordance with SFAS 142, intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset's respective carrying value to estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount is less than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset on a discounted cash flow basis.

Amortization of definite life intangible assets is calculated using the straight-line method over the estimated useful lives of the assets as follows:

           Developed software technology                       3 - 5 years
           Trade name                                          10 years

See Note 9 for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

(g) Impairment or disposal of long-lived assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(h) Other assets

Other assets include deferred financing costs, investments in affiliates, and capitalized software development costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan using the effective interest method.

(i) Investments in affiliates

The Company accounts for investments in affiliates using the equity method of accounting when the Company exercises significant influence over the business activities of the affiliate.

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

(k) Reclassifications

Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

(l) Revenue recognition

Euronet recognizes revenue at the point at which the service is performed. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software licensing agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue and included in current liabilities until such time the above revenue recognition criteria are met (see
Note 8).

(m) Research and development costs

The Company applies SFAS 2 and SFAS 86 in recording research and development costs. Research costs aimed at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 25). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detail program design. The detail program design must (i) establish that the necessary skills, hardware, and software technology are available to produce the product, (ii) be complete and consistent with the product design, and (iii) have been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.

Capitalized software costs are amortized on a product-by-product basis equal to the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight line method over the remaining estimated economic life of the product, generally three years, including the period being reported on. Amortization commences in the period when the product is available for general release to customers.

(n) Net loss/income per share

Net (loss)/income per share has been computed by dividing net (loss)/income by the weighted average number of common shares outstanding. The effect of potential Common Stock (options and warrants outstanding) is antidilutive for periods in which a net loss occurs. Accordingly diluted net loss per share does not assume the exercise of outstanding stock options and warrants. The potentially dilutive effect of outstanding stock options and warrants is as follows:

                                                                         As of December 31
                                                              ---------------------------------------
                                                                 2002          2001           2000
                                                              ----------    -----------    ----------
        Basic weighted average outstanding shares             23,156,129     19,719,253    16,499,699
        Outstanding convertible warrants                         162,738        209,839       239,771
        Outstanding stock options                              2,838,609      2,484,316     1,906,020
                                                              ----------    -----------    ----------
        Potentially diluted weighted average outstanding
        shares                                                26,157,476     22,413,408    18,645,490
                                                              ==========    ===========    ==========

(o) Stock-based compensation

At December 31, 2002, the Company had stock-based employee compensation plans, which are more fully described in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to be achieved.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                                      Year Ended December 31
                                                              ---------------------------------------
                                                                2002             2001          2000
                                                              ---------       ---------     ---------
                                                               (in thousands, except per share data)

        Net (loss)/income, as reported                        $  (6,514)      $     670     $ (49,551)
        Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax
         effects                                                 (5,840)         (3,773)       (3,055)
                                                              ---------       ---------     ---------
        Pro forma net (loss)                                  $ (12,354)      $  (3,103)    $ (52,606)
                                                              ==========      =========    ==========

        Earnings per share:
           Basic - as reported                                $   (0.28)      $    0.03     $   (3.00)
           Basic - pro forma                                  $   (0.53)      $   (0.16)    $   (3.19)

           Diluted - as reported                              $   (0.28)      $    0.03     $   (3.00)
           Diluted - pro forma                                $   (0.53)      $   (0.14)    $   (3.19)

Pro forma impact reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered. See Note 18 for additional information.

(4) ACQUISITIONS

On February 19, 2003, the Company acquired 100% of the shares of e-pay Limited. See Note 29 - Subsequent Events.

(5) RESTRICTED RESERVE

The restricted reserve arose from the provisions of Hungarian accounting law in relation to share capital contributed in foreign currency to Bank Tech and Administrative Services. Under these rules, a foreign currency capital contribution is recorded in the local accounting records of the companies using the rate when the capital was contributed. The foreign currency gain (or loss), which arises upon usage of the foreign currency, is recorded as a separate non-distributable reserve.

The reserve has remained frozen as the laws in Hungary have now changed and no longer require this accounting. However, the change in the law is not retroactive and the historical reserve remains undistributable.

(6) RESTRICTED CASH

The restricted cash balances as of December 31, 2002 and 2001 were as follows:

                                                   As of December 31
                                                   -----------------
                                                    2002      2001
                                                   -------  --------
                                                    (in thousands)

          ATM deposits                             $ 1,422  $    674
          Collateral on standby letters of credit    2,596       891
          Other                                        383       312
                                                    ------   ------
          Total                                    $ 4,401  $  1,877
                                                   =======  ========

The ATM deposit balances held are equivalent to the value of certain banks' cash held in Euronet's ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover future charges. The letters of credit described above are securing borrowings of the Company's consolidated subsidiaries.

(7) Prepaid Expenses and Other Current Assets

The balances as of December 31, 2002 and 2001 were as follows:

                                 As of December 31,
                                 ------------------
                                   2002     2001
                                 -------- ---------
                                   (in thousands)

          Prepayments            $  3,963 $   4,053
          Non trade receivable          -     1,400
                                 -------- ---------
          Total                  $  3,963 $   5,453
                                 ======== =========


(8) CONTRACTS IN PROGRESS

Amounts included in the consolidated financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under earnings in excess of billings on software installation contracts. Amounts received from customers in excess of revenues recognized to date are classified as current liabilities under billings in excess earnings of software installation contracts.

The software installation contracts in progress consist of the following:

                                                          As of December 31,
                                                        ----------------------
                                                           2002        2001
                                                        ----------  ----------
                                                            (in thousands)

          Earnings on software installation contracts   $   10,225  $    8,746
          Less billings to date                            (11,362)     (9,872)
                                                        ----------  ----------
                                                        $   (1,137) $   (1,126)
                                                        ==========  ==========

Components are included in the accompanying consolidated balance sheets under the following captions

                                                                                 As of December 31,
                                                                              -----------------------
                                                                                 2002         2001
                                                                              ----------   ----------
                                                                                  (in thousands)
          Earnings in excess of billings on software installation contracts   $      334   $      331
          Billings in excess of earnings on software installation contracts       (1,471)      (1,457)
                                                                              ----------   ----------
                                                                              $   (1,137)  $   (1,126)
                                                                              ==========   ==========

(9) GOODWILL AND INTANGIBLES ASSETS

In accordance with SFAS 142, we have performed an evaluation and determined that all intangible assets recorded in our consolidated financial statements comprise only goodwill. We have completed the transitional impairment tests required by SFAS 142 and determined that there is no impairment of goodwill. The goodwill is reported in the Processing Services Segment and in the Germany reporting unit.

Amortization of goodwill ceased on December 31, 2001. Goodwill is now carried at amortized cost and consists of the following:

                                          As of December 31,
                                          ------------------
                                           2002       2001
                                          -------    -------
                                            (in thousands)

          Goodwill                        $ 1,551    $ 2,429
          Less accumulated amortization         -       (878)
          Effects of exchange rate            283          -
                                          -------    -------
          Total                           $ 1,834    $ 1,551
                                          =======    =======

The impact to net (loss)/income of implementation of SFAS 142 is as follows:

                                                      Year Ended December 31,
                                                -----------------------------------
                                                   2002         2001        2000
                                                ----------   ----------  ----------
                                                     (in thousands, except per
                                                             share data)
          Net (loss)/income, as reported        $   (6,514) $       670  $  (49,551)
          Add back: Goodwill amortization                -          509         577
                                                ----------   ----------  ----------
          Adjusted net (loss)/income            $   (6,514) $     1,179  $  (48,974)
                                                ==========   ==========  ==========

          Earnings per share:
             Basic - as reported                $    (0.28)  $     0.03  $    (3.00)
             Basic - pro forma                  $    (0.28)  $     0.06  $    (2.97)

             Diluted - as reported              $    (0.28)  $     0.03  $    (3.00)
             Diluted - pro forma                $    (0.28)  $     0.05  $    (2.97)

See Note 10 for details of the write-down of goodwill and intangible assets in 2000.

(10) ASSET WRITE-DOWN

During the third quarter of 2000, the Company reduced the carrying value of certain assets in accordance with SFAS No. 121. The asset write-downs totaled $12.0 million, of which $11.2 million related to goodwill and other identifiable intangible assets associated with the Company's acquisition of Arkansas Systems, Inc. ("Euronet USA") in December 1998. The remaining $0.8 million write-down related to the Company's ATM hardware inventory acquired associated with the Company's acquisition of the SBK ATM network in Germany and the Budapest Bank ATM network in Hungary.

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

To determine the extent of the asset impairment and the related asset write-down, the Company estimated the discounted cash flows of the Software Solutions Segment products and services in determining the fair value of the goodwill and related identifiable intangible assets. The Company's estimate was based on historical results, which have shown recurring operating losses since acquisition, current projections, and internal earnings targets, net of applicable taxes. The Company's discounted cash flow analysis indicated that the carrying value of intangible assets related to Euronet USA should be reduced to zero as of September 30, 2000. The net book value of the intangible assets prior to the write-down was $11.2 million.

The asset write-down was disclosed as a separate operating expense item in the Company's Consolidated Statements of Operations and Comprehensive Loss.

The Company periodically reviews the recorded values of its long-lived assets to determine if future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. A portion of the ATM hardware assets acquired with the Budapest Bank and Service Bank ATM network purchases were deemed technologically inferior relative to the Company's standards. Specifically, these assets were not technologically advanced enough to support the entire current and future set of transactions the Company typically offers to users of its ATM network. As a result of this analysis, the Company recorded a non-cash charge of $0.8 million in 2000 related to a reduction in the carrying value of ATM hardware, adjusting to its net realizable value. The Company continues to sell these ATM software at amounts in excess of their current carrying value and expects to continue to do so. Should current disposal activity lessen or start to occur at below carrying value, consideration will be given to further adjustments.

(11) Notes Payable

On June 22, 1998, the Company sold 243,211 units in a public offering, each consisting of 511 euro principal amount at maturity of 12 3/8% Senior Discount Notes due on July 1, 2006 and 729,633 warrants to purchase 766,114 shares of Common Stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of Common Stock at an exercise price of $5.00 per share. Cash interest on the notes will not be payable prior to July 1, 2002. Commencing January 1, 2003, cash interest will be payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company were 76.7 million euro (approximately $83.1 million) representing an issue price of 315.33 euro per 511 euro principal amount at maturity. Of this amount, $1.7 million has been allocated to the warrants within stockholders' equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were 74.2 million euro (approximately $81.3 million). Pursuant to the Company's indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:
     .    limitation on additional indebtedness
     .    limitation on restricted payments
     . limitation on issuance and sales of capital stock of restricted subsidiaries
     .    limitation on transactions with affiliates
     .    limitation on liens
     .    limitation on guarantees of indebtedness by restricted subsidiaries
     .    purchase of Euronet notes upon a change of control
     .    limitation on sale of assets
     . limitation on dividends and other payment restrictions affecting restricted subsidiaries
     .    limitation on investments in unrestricted subsidiaries
     .    limitation lines of business
     .    provision of financial statements and reports

The Company is in compliance with these covenants at December 31, 2002.

During 2001, in sixteen separate transactions, the Company exchanged 97,700 units (principal amount of 50.0 million euro) of our Senior Discount Notes and 293,100 warrants for 3,238,650 shares of Common Stock. These exchanges were accounted for as an early retirement of debt with a resulting $8.8 million recognized as a gain on such retirement. The retirement gain represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($39.0 million) and the fair market value of the Common Stock issued ($29.3 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.9 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

During March 2001, the Company exchanged 8,750 units (principal face amount of 4.5 million euro) of its Senior Discount Notes for two new Senior Discount Notes having an aggregate face amount of $3.0 million (the "New Notes"). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the New Notes at any time at its option by paying the "Accreted Value" of the Notes, and (iii) the New Notes are governed by a new Note Purchase Agreement rather than the indenture under which the Senior Discount Notes were issued; therefore, the New Notes are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an early retirement of debt and issuance of new debt with a resulting $0.7 million recognized as a gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt retired ($3.3 million) and the fair market value of the New Notes issued ($2.5 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with the Securities Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

During 2001, in a single transaction, the Company exchanged bonds with face amount $2.1 million of our Senior Discount Notes for 104,750 shares of Common Stock. This exchange has been accounted for as an early retirement of debt with a resulting $0.2 million recognized as a gain on such retirement. The retirement gain (pre-tax) represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($2.0 million) and the fair market value of the Common Stock issued ($1.8 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

During May 2002, in a single transaction, the Company exchanged 2,500 units (principal amount of 1.3 million euro) of its 12 3/8% Senior Discount Notes for 75,000 shares of its Common Stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $0.1 million recognized as a loss on such early retirement. The loss on such early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($1.2 million) and the fair market value of the Common Stock issued ($1.3 million), offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with the Securities Act.

During June 2002, in a single transaction, the Company exchanged $0.8 million of the New Notes for 56,483 shares of its Common Stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with no significant gain or loss resulting from such early retirement. The gain or loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($0.8 million) and the fair market value of the Common Stock issued ($0.8 million). The transaction is exempt from registration in accordance with the Securities Act.

The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

On July 19, 2002, the Company exercised its right to partially redeem its 12 3/8% Senior Discount Notes. The Company redeemed 17,700 Senior Discount Notes (principal amount of 9.0 million euro) for $9.7 million cash plus accrued interest from July 1, 2002 through July 18, 2002. This partial redemption has been accounted for as an early retirement of debt with approximately $0.8 million recognized as a loss on such early retirement. The loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt ($9.0 million), the write-off of the allocated unamortized deferred financing costs ($0.1 million), and the cash paid ($9.7 million). The cash payment included an early redemption premium of approximately 6% of the principal amount as defined in the Senior Discount Notes indenture. No warrants associated with these units were repurchased or otherwise retired in this transaction.

As of July 1, 2002, the Company may at any time exercise its right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes.

The following table provides the composition of notes payable at December 31, 2002 and 2001:

                                  As of December 31
                                 --------------------
                                   2002        2001
                                 --------    --------
                                    (in thousands)

          Principal amount       $ 36,565    $ 40,885
          Unamortized discount       (247)     (2,739)
                                 --------    --------
          Carrying balance       $ 36,318    $ 38,146
                                 ========    ========

The effective interest rate relating to the aforementioned notes payable was 13.06% for the years 2002 and 2001 and 13.09% for the year 2000. The interest expense was approximately $5.0 million, $6.8 million, and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(12) PRIVATE PLACEMENT OF COMMON SHARES

In February 2002, the Company entered into seven subscription agreements for the sale of an aggregate of 625,000 new Common Shares. These agreements were signed with certain accredited investors in transactions exempt from registration under the Act pursuant to exemptions under Section 4(2) and Regulation D of the Securities Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was $12.5 million. Net proceeds after $0.8 million in commission fees, legal fees, and Nasdaq registration and filing fees were approximately $11.7 million.

In July 2000, the Company entered into subscription agreements for the sale of 877,946 new shares of Common Stock. Closing with respect to such sale took place on July 14, 2000 and August 29, 2000. These agreements were signed with accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and

Regulation D of the Securities Act. The purchase price of each share was $6.97. The aggregate amount of proceeds to the Company from the private placement was $6.1 million.

In April 2000, the Company entered into two separate subscription agreements for the sale of an aggregate of 354,777 new shares of Common Stock. Of the total new shares, closing with respect to 254,777 shares took place on April 10, 2000, and closing with respect to 100,000 shares took place on May 4, 2000. These agreements were signed with certain foreign persons in transactions exempt from registration under the United States Securities Act of 1933 (the "Act") pursuant the exemption provided in Regulation S of the Securities Act. The weighted average purchase price of each share was $7.50. The aggregate amount of proceeds to the Company from the private placement was $2.7 million. Under each of the agreements, for each two shares of Common Stock purchased in the private placement, the accredited investors were issued one warrant, expiring in each case on the one year anniversary date of the subscription agreement, to purchase a share of Euronet Common Stock at a weighted average exercise price of $12.50. The warrants issued under this agreement expired in 2001.

In February 2000, the Company entered into two subscription agreements for the sale of an aggregate of 650,000 new common shares of the Company. Closing under these agreements took place on March 13, 2000. These agreements were signed with certain accredited investors in transactions exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. The purchase price of each share was $6.615, which represents 90% of the average closing price for the ten trading days prior to and including February 15, 2000. The aggregate amount of proceeds to the Company from the private placement was $4.3 million. Under each of the agreements, for each two shares of Common Stock purchased in the private placement, the purchasers were issued one warrant to purchase a share of Common Stock at an exercise price of $11.615, expiring in each case on the one year anniversary date of the subscription agreement. The warrants issued under this agreement expired in 2001.

(13) CREDIT FACILITY

On June 28, 2000 the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") providing a facility of up to $4.0 million from three shareholders as follows: DST Systems, Inc. in the amount of $2.4 million; Hungarian-American Enterprise Fund in the amount of $1.0 million; and Michael J. Brown, the CEO and a Director of the Company, in the amount of $0.6 million. The facility was originally available to be drawn upon until December 28, 2000, and repayment of any draws was due June 28, 2001. The Credit Agreement was amended and renewed for six-month periods on December 28, 2000 and June 28, 2001.

A commitment fee was paid for the initial facility of 100,000 warrants issued pro-rata to the lenders with a warrant strike price set at the average share price, as quoted on Nasdaq for 10 trading days prior to the warrant issue date, less 10%. An additional 100,000, and 100,000 warrants, on the same terms, were issued on January 2, 2001 and June 28, 2001, respectively, for the subsequent extensions of the facility. The exercise price for Michael J. Brown was originally the same as for the other lenders. It was revised by an amendment to the Credit Agreement on January 27, 2002 to be no less than the full trading price of our Common Stock on Nasdaq as of the date of the agreement providing for grant of the warrants, with the amount of the discount that would have resulted from the original terms of the Credit Agreement to be paid to Mr. Brown in cash. Warrants were issuable on similar terms and conditions for each draw on the facility at the rate of 80,000 warrants for each $1.0 million of funds drawn. On May 29, 2001, the Company drew $2.0 million and issued 160,000 warrants in respect of such draw. Amounts outstanding under the facility accrue interest at 10% per annum, payable quarterly. The Credit Agreement was not renewed in December 2001 and was repaid in full on March 21, 2002.

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

In 2002, two participants in the Credit Agreement, in two separate transactions, elected to exercise warrants to purchase a total of 99,000 shares. The total amount of cash received from these transactions was $0.7 million.

There are no further warrants outstanding related to this credit facility.

On December 20, 2002, the Company entered into a secured revolving credit agreement (the "Bank Credit Agreement") providing a facility of up to $5.0 million from a bank. The facility is available to be drawn upon until March 14, 2003 at which time any draws and accrued interest is due. Amounts outstanding under the facility accrue interest at 4.45% per annum, payable quarterly. The credit facility is secured by an existing $5.0 million certificate of deposit held by the bank.

On December 20, 2002, the Company drew $0.9 million on the facility and repaid it in full on December 31. As of December 31, 2002, no amounts were outstanding under the facility.

During January and February 2003, net draws were made for $2.6 million. The Bank Credit Agreement expired on March 14, 2003 and was repaid in full at that time. (See Note 29.)

(14) DERIVATIVE FINANCIAL INSTRUMENTS

On May 26, 1999, the Company entered into foreign currency call options with Merrill Lynch to purchase 79.3 million euro for $85.9 million and foreign currency put options to sell $83.6 million for 79.3 million euro on May 26, 2000 (the "Settlement Date"). Under such contracts, the Company would be required to make a cash payment to Merrill Lynch on May 31, 2000, should the euro weaken against the U.S. dollar and fall below $1.055 (the "Floor Rate") on the Settlement Date. At the same time, should the euro strengthen against the U.S. dollar and rise above $1.0835 to the euro (the "Ceiling Rate") the Company would receive a cash payment from Merrill Lynch depending upon the euro/dollar exchange rate on such Settlement Date.

In the week of March 13, 2000, the Company entered into put options with Merrill Lynch to sell 79.0 million euro for $75.1 million on May 26, 2000. The contracts were purchased to limit the Company's exposure on the call option described above against a fall of the euro below $0.95.

The Company was required to cash collateralize the net fair value of such options contracts measured on a mark-to-market basis, and on May 26, 2000, the Company had on deposit $8.3 million with Merrill Lynch.

On May 26, 2000, the rate of the euro was $0.9118 and the Company settled the above option contracts in the amount of $8.3 million resulting in a total net loss on such contracts of $10.3 million inclusive of the cost of the contracts. At December 31, 2002 and 2001, the Company had not entered into any option or other foreign exchange contracts.

(15) LEASES

(a) Capital leases

The Company leases many of its ATMs under capital lease agreements that expire between 2003 and 2008 and bear interest at rates between 8% and 12%. The lessors for these leases hold a security interest in the ATMs leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.

The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

                                           As of December 31,
                                          --------------------
                                            2002        2001
                                          --------    --------
                                             (in thousands)

          ATMs                            $ 18,983    $ 16,373
          Other                                742         938
                                          --------    --------
                                            19,725      17,311
          Less accumulated amortization     (8,691)     (3,528)
                                          --------    --------

          Net book value                  $ 11,034    $ 13,783
                                          ========    ========

Depreciation of assets held under capital leases amounted to $3.1 million, $2.0 million, and $2.0 million for the years ended December 31, 2002, 2001 and 2000 respectively, and is included in depreciation and amortization expense.

(b) Operating leases

The Company also has noncancelable operating rental leases for office space, which expire over the next 2 to 8 years. Rent expense under these leases amounted to $2.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(c) Future minimum lease payments

Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are:

                                                                          Capital     Operating
                                                                           Leases      Leases
                                                                          --------    ---------
                                                                             (in thousands)
          Year ending December 31,
             2003                                                         $  5,668    $   2,486
             2004                                                         $  3,360    $   2,076
             2005                                                         $  1,223    $   1,811
             2006                                                         $    505    $   1,743
             2007                                                         $    189    $   1,538
             2008 and thereafter                                          $    132    $   1,268
                                                                          --------    ---------
          Total minimum lease payments                                    $ 11,077    $  10,922
                                                                                      =========
          Less amounts representing interest                                (1,522)
                                                                          --------
          Present value of net minimum capital lease payments                9,555
          Less current installments of obligations under capital leases     (4,583)
                                                                          --------
          Long-term capital lease obligations                             $  4,972
                                                                          ========

These amounts include future minimum lease payments under capital leases of $671 and noncancelable operating leases of $1,357 related to our U.K. subsidiary, which was sold in January 2003. See Notes 27 and 29.

(16) TAXES

The sources of income/(loss) before income taxes are presented as follows:

                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                           2002          2001         2000
                                                                         ---------    ----------   ---------
                                                                                    (in thousands)
        (Loss)/income from continuing operations
           United States                                                 $  (8,914)   $    6,662   $ (30,763)
           Europe                                                           (2,204)       (6,718)    (17,622)
           Asia Pacific                                                       (927)            -           -
                                                                         ---------    ----------   ---------
         Loss from continuing operations before income taxes,
         extraordinary items and minority interest                         (12,045)          (56)    (48,385)
                                                                         ---------    ----------   ---------

        Income/(loss) from discontinued operations
           United States                                                     4,943           861         536
           Europe                                                              111          (984)       (514)
           Asia Pacific                                                          -             -           -
                                                                                 -             -           -
        Income/(loss) from discontinued operations before income
         taxes                                                               5,054          (123)         22
                                                                         ---------    ----------   ---------

        Total loss before income taxes, extraordinary
         items and minority interest                                     $  (6,991)   $     (179)  $ (48,363)
                                                                         =========    ==========   =========

Total income tax benefit/(expense) for the years ended December 31, 2002, 2001 and 2000 was allocated as follows:

                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                           2002          2001         2000
                                                                         ---------    ----------   ---------
                                                                                    (in thousands)
        Income/(loss) from continuing operations                         $   2,312    $      807   $  (1,181)
        (Loss)/income from discontinued operations                          (1,935)           42          (7)
                                                                         ---------    ----------   ---------
        Total tax benefit/(expense)                                      $     377    $      849   $  (1,188)
                                                                         =========    ==========   =========

The income tax benefit/(expense) from continuing operations consisted of the following:

                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                           2002          2001         2000
                                                                         ---------    ----------   ---------
                                                                                    (in thousands)
        Current tax benefit/(expense):
           U.S. Federal                                                  $   1,747    $    1,266   $    (656)
           Europe                                                                6          (459)       (525)
                                                                         ---------    ----------   ---------
        Total current                                                        1,753           807      (1,181)
                                                                         ---------    ----------   ---------

        Deferred tax benefit/(expense)
           U.S. Federal                                                          -             -           -
           Europe                                                              559             -           -
                                                                         ---------    ----------   ---------
        Total deferred                                                         559             -           -
                                                                         ---------    ----------   ---------
        Total tax benefit/(expense)                                      $   2,312    $      807   $  (1,181)
                                                                         =========    ==========   =========

The differences that caused Euronet's effective income tax rates related to continuing operations to vary from the 34% federal statutory rate applicable to corporations with taxable income less than $10 million were as follows:

                                                                                  Year Ended December 31,
                                                                            -----------------------------------
                                                                              2002          2001         2000
                                                                            ---------    ----------   ---------
                                                                                       (in thousands)
        U.S. federal income tax benefit at statutory rates                  $   4,095    $       19   $  16,451
        State income tax (expense)/benefit at statutory rates                    (158)         (323)      1,297
        Permanent differences                                                    (359)         (501)       (186)
        Foreign tax rate differential                                            (129)         (852)     (1,777)
        Adjustment to deferred tax asset for enacted changes in tax
         rates                                                                     53          (260)     (1,910)
        Deferred tax assets not previously recognized                          (2,478)        1,339      (2,525)
        Utilization of tax loss carryforwards                                     535           869        (716)
        Tax refund received                                                         -           973           -
        Other                                                                       -          (166)       (220)
        Change in valuation allowance                                             753          (291)    (11,595)
                                                                            ---------    ----------   ---------
        Actual income tax benefit/(expense)                                 $   2,312    $      807   $  (1,181)
                                                                            =========    ==========   =========

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

                                                                         Year Ended December 31,
                                                                        ------------------------
                                                                           2002          2001
                                                                        ---------    -----------
                                                                             (in thousands)
                 Deferred tax assets:
                   Tax loss carryforwards                               $  16,689     $   17,300
                   Unrealized exchange rate differences                     3,692          2,466
                   Accrued interest                                         2,606          3,081
                   Accrued expenses                                         2,000          2,234
                   Billings in excess of earnings                             559            565
                   Property and equipment                                   1,023              -
                   Other                                                    3,800          4,653
                                                                        ---------    -----------

                 Gross deferred tax assets                                 30,369         30,299
                   Valuation allowance                                    (28,119)       (28,872)
                                                                        ---------    -----------

                 Net deferred tax assets                                    2,250          1,427
                                                                        ---------    -----------
                 Deferred tax liabilities:
                   Property and equipment                                       -              -
                   Capitalized research and development costs               1,060            920
                   Earnings in excess of billings                             126             78
                                                                        ---------    -----------
                 Total deferred tax liabilities                             1,186            998
                                                                        ---------    -----------
                 Net deferred tax assets/liabilities                    $   1,064    $       429
                                                                        =========    ===========

The valuation allowance for deferred tax assets as of December 31, 2002, 2001 and 2000 was $28.1 million, $28.9 million and $30.7 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $0.7 million. For the years ended December 31, 2001 and 2000, the net change in the total valuation allowance was a decrease of $1.8 million and an increase of $11.6 million, respectively.

The valuation allowance relates to deferred tax assets established under SFAS No. 109 for U.S. federal and foreign tax loss carryforwards from continuing operations at December 31, 2002, 2001 and 2000 of $60.3 million, $61.6 million and $46.9 million, respectively, and U.S. state tax loss carryforwards from continuing operations of $13.0 million, $15.3 million and $12.6 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2002 the Company had net operating loss carry forwards from continuing operations of approximately $60.3 million, which will expire as follows:

                   Year Ending December 31,                (in thousands)
                   -----------------------                 --------------

                     2003                                  $       7,911
                     2004                                         10,793
                     2005                                          6,016
                     2006                                          6,100
                     2007                                          3,398
                     2008                                            564
                     2009 and thereafter                          25,514
                                                           -------------
                   Total                                   $      60,296
                                                           =============

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated to income taxes in the consolidated statements of operations, except for $0.1 million, which will be allocated to additional paid in capital.

(17) VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                     Balance at   charged to      Amounts     Balance at
                                                      January 1    expense      written off   December 31
                                                     ----------   ----------    -----------   -----------
                                                                         (in thousands)
             2000 Allowance for doubtful accounts    $      381   $      408    $        49   $      740

             2001 Allowance for doubtful accounts    $      740   $      717    $       782   $      675

             2002 Allowance for doubtful accounts    $      675   $      447    $       638   $      484

(18) STOCK PLANS

(a)  Employee stock option plans

The Company has established a share compensation plan (the "SCP") that provides certain employees options to purchase shares of its Common Stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. At December 31, 2002, the Company has authorized options for the purchase of 8,463,991 shares of Common Stock, of which 7,977,599 have been awarded to employees and 2,674,654 are currently exercisable.

Within the SCP and in accordance with a shareholders' agreement dated February 15, 1996 and amended on October 14, 1996, Euronet reserved 2,850,925 shares of Common Stock for the purpose of awarding common shares ("milestone awards") to certain investors and options to acquire shares of Common Stock ("milestone options") to the founders, management and key employees. The Company granted 800,520 milestone awards at an exercise price of $0.02 per share and 2,050,405 milestone options at an exercise price of $2.14 per share.

Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2002, 1,201,304 milestone options remain unexercised.

Share option activity of the SCP during the periods indicated is as follows:

                                                                 Number of
                                                               Weighted-Average
                                                                   Shares           Exercise Price
                                                               ----------------     --------------
Balance at December 31, 1999 (2,379,729 shares exercisable)           4,301,724     $         3.87
  Granted                                                             1,237,000               7.24
  Exercised                                                           (390,231)               2.43
  Forfeited                                                           (563,985)               6.00
                                                               ----------------     --------------
Balance at December 31, 2000 (2,441,928 shares exercisable)           4,584,508              $4.65
  Granted                                                             1,321,968               8.32
  Exercised                                                           (292,643)               4.41
  Forfeited                                                           (693,698)               6.35
                                                               ----------------     --------------
Balance at December 31, 2001 (2,594,744 shares exercisable)           4,920,135              $5.41
  Granted                                                             1,720,178             $11.39
  Exercised                                                           (622,154)              $3.33
  Forfeited                                                           (158,995)             $10.46
                                                               ----------------     --------------
Balance at December 31, 2002 (2,674,654 shares exercisable)           5,859,164              $7.26
                                                               ================     ==============

At December 31, 2002, the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options under the SCP was as follows:

                              Options Outstanding                                       Options Exercisable
-------------------------------------------------------------------------------     ------------------------------
 Weighted Average Range of    Number of     Remaining Life     Weighted Average       Number      Weighted Average
      Exercise Prices          Shares           (Years)         Exercise Price      Exercisable    Exercise Price
 --------------------------   -----------   --------------     ----------------     -----------   ----------------
 $        0.0000  $  1.8500       217,586              1.6     $         0.7733         217,586   $         0.7733
 $        1.8501  $  3.7000     1,273,520              4.1     $         2.1786       1,262,212   $         2.1685
 $        3.7001  $  5.5500       824,590              8.1     $         5.1298         223,504   $         5.1082
 $        5.5501  $  7.4000     1,898,238              7.9     $         6.0831         641,809   $         6.0645
 $        7.4001  $  9.2500       381,000              8.1     $         7.9513         102,300   $         8.0524
 $        9.2501  $ 11.1000        49,214              4.6     $        10.6738          48,214   $        10.6878
 $       11.1001  $ 12.9500       110,651              7.2     $        12.2833          54,651   $        11.8768
 $       12.9501  $ 14.8000        84,782              4.3     $        13.9400          84,782   $        13.9400
 $       14.8001  $ 16.6500       247,980              8.9     $        16.4000          39,596   $        16.4000
 $       16.6501  $ 18.5000       771,603              9.3     $        17.6709               0   $         0.0000
                              -----------   --------------     ----------------     -----------   ----------------
                                5,859,164              7.0     $         7.2566       2,674,654   $         4.3964
                              ===========   ==============     ================     ===========   ================

The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date.

(b) Employee stock purchase plans

In 2001, the Company established a qualified Employee Stock Purchase Plan (the "2001 ESPP") which allows qualified employees (as defined by the plan documents) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the plan. The Company issued 325,370 shares of Common Stock during 2002 pursuant to the 2001 ESPP at an average price per share of $6.28 and issued 174,570 shares of Common Stock during 2001 at an average price per share of $9.12. As of December 31, 2002, all shares available under the plan had been purchased. In February 2003, the Company established a new qualified Employee Stock Purchase Plan (the "2003 ESPP") and reserved an additional 500,000 shares of Common Stock for purchase under the plan.

(c) Fair value of options granted

The following table provides the fair value of options granted under the SCP and shares granted under the ESPP during 2002, 2001 and 2000 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

                                                        Year Ended December 31,
                                                    ---------------------------
                                                      2002     2001      2000
                                                    -------   -------   -------

        Expected volatility                            78.3%     62.7%     82.0%
        Average risk-free rate                         3.82%     5.63%     7.21%
        Average expected lives                      5 years   5 years   5 years
        Weighted-average fair value (per share)     $  6.72   $  4.59   $  5.10

(d) Employee Loans for Common Stock

In October 1999 the Company's Board of Directors approved and implemented a Loan Agreement Program ("Program") for certain employees, under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company's stock on the open market. The shares are pledged to the Company to secure the loans. As of December 31, 2002, the Company holds 132,444 shares as collateral for the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20% of the shares for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non-recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders' deficit. In the event that any one of the employees defaults on the terms of the loans, or leaves the Company prior to vesting, the shares received by the Company or the unvested shares will be recorded as treasury stock.

(19) EMPLOYEE BENEFIT PLANS

The Company has established a Profit Sharing and 401(k) plan for all employees who have completed six months of service and are not otherwise covered by a retirement benefit plan (national or private) outside of the U.S. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the plan through payroll deductions. The Company's matching contributions to the plan are made in stock and are discretionary and are determined each year by the Board of Directors. The employee's vested percentage regarding the employer's contribution varies according to years of service. The Company's contribution accrual to the plan for the years ended December 31, 2002, 2001 and 2000 was $0.1 million, $0.3 million and $0.2 million, respectively.

The Company maintains a health insurance program, which covers all regular full-time and regular part-time employees at no charge to the employee. Coverage for eligible family members is available through employee contributions.

(20) BUSINESS SEGMENT INFORMATION

Euronet and its subsidiaries operate in two business segments: (i) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the "Processing Services Segment"); and (ii) a segment that produces application software and solutions for payment and transaction delivery systems (the "Software Solutions Segment"). These business segments are supported by a corporate service segment, which provides corporate and other administrative services to the two business segments, (the "Corporate Services Segment"). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period's presentation.

The Company divides the Processing Services Segment into three Sub-segments:
"Central European Sub-segment" (including Hungary, Poland, the Czech Republic, Croatia, Greece and Romania), "Western European Sub-segment" (including Germany and the U.K.) and "Other Operations Sub-segment" (including the U.S., Indonesia, Egypt and India and unallocated processing center costs). Where practical, certain amounts have been reclassified to reflect the change in internal reporting.

On January 4, 2002, the Company sold substantially all of the assets of its ATM processing business (known as DASH) in the U.S.

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France.

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144. France was reported in previous filings under the Western European Sub-Segment and DASH was previously reported under the Other Operations Sub-segment. See
Note 26 for additional information on these business components sold during 2002.

The following tables present the segment results of the Company's operations for the years ended December 31, 2002, 2001 and 2000 (in thousands).

                                                   Processing Services
                                        -----------------------------------------------
                                          Central     Western                           Software   Corporate
                                          Europe      Europe      Other       Total     Solutions  Services       Total
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
For the year ended December 31, 2002

Total revenues                          $   26,376   $  26,573   $  1,434   $  54,383   $ 17,410   $        -   $  71,793
Total operating expenses                    24,291      22,091      3,192      49,574     16,976        5,621      72,171
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Operating income/(loss)                      2,085       4,482     (1,758)      4,809        434       (5,621)       (378)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Interest income                                 34          12          5          51         137          59         247
Interest expense                              (792)       (314)        (2)     (1,108)       (13)      (5,132)     (6,253)
Loss on facility sublease                        -           -          -           -      (249)            -        (249)
Equity in losses from investee
 companies                                       -           -          -           -           -        (183)       (183)
Loss on early retirement of debt                 -           -          -           -           -        (955)       (955)
Foreign exchange gain/(loss), net              695         641      1,264       2,600           -      (6,833)     (4,233)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Total other (expense)/income                   (63)        339      1,267       1,543        (125)    (13,044)    (11,626)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Income/(loss) from continuing
 operations before income taxes and
 minority interest                      $    2,022   $   4,821   $   (491)  $   6,352   $     309  $  (18,665)  $ (12,004)
                                        ==========   =========   ========   =========   =========  ==========   =========

Minority interest                       $        -   $       -   $    100   $     100   $       -  $        -   $     100
Income from discontinued operations
 before income taxes                    $        -   $     111   $  4,943   $   5,054   $       -  $        -   $   5,054
Assets as of December 31, 2002:
   Segment assets                       $   25,874   $  18,850   $  5,623   $  50,347   $   6,955  $    9,257   $  66,559
   Fixed assets                         $   14,270   $   2,905   $  3,256   $  20,431   $     854  $      109   $  21,394
Depreciation and amortization           $    4,251   $   3,334   $  1,046   $   8,631   $   1,031  $       56   $  9,718

                                                   Processing Services
                                        -----------------------------------------------
                                          Central     Western                           Software   Corporate
                                          Europe      Europe      Other       Total     Solutions  Services       Total
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------

For the year ended December 31, 2001

Total revenues                          $   25,237   $  20,702   $      3   $  45,942   $  15,221  $        -   $  61,163
Total operating expenses                    23,625      18,413      1,558      43,596      17,096       6,521      67,213
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Operating income/(loss)                      1,612       2,289     (1,555)      2,346      (1,875)     (6,521)     (6,050)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Interest income                                 81          51          6         138          36         104         278
Interest expense                              (977)       (284)         -      (1,261)          -      (8,125)     (9,386)
Gain on early retirement of debt                 -           -          -           -           -       8,496       8,496
Foreign exchange gain/(loss), net              237         (91)       545         691         (26)      4,760       5,425
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Total other (expense)/income                  (659)       (324)       551        (432)         10       5,235       4,813
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Income/(loss) from continuing
 operations before income taxes and
 minority interest                      $      953   $   1,965   $ (1,004)  $   1,914   $  (1,865) $   (1,286)  $  (1,237)
                                        ==========   =========   ========   =========   =========  ==========   =========

(Loss)/income from discontinued
 operations before income taxes         $        -   $    (984)  $    861   $    (123)  $       -  $        -   $    (123)
Assets as of December 31, 2001:
   Segment assets                       $   25,548   $  17,561   $  4,150   $  47,259   $   8,409  $    5,723   $  61,391
   Fixed assets                         $   14,956   $   4,056   $  1,085   $  20,097   $   1,243  $       58   $  21,398
Depreciation and amortization           $    3,969   $   3,039   $    887   $   7,895   $     744  $      146   $   8,785

                                                   Processing Services
                                        -----------------------------------------------
                                          Central     Western                           Software   Corporate
                                          Europe      Europe      Other       Total     Solutions  Services       Total
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
For the year ended December 31, 2000

Total revenues                          $   18,599   $  15,519   $     84   $  34,202   $  16,006  $        -   $  50,208
Total operating expenses                    21,669      17,342      1,315      40,326      37,475       7,862      85,663
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Operating loss                              (3,070)     (1,823)    (1,231)     (6,124)    (21,469)     (7,862)    (35,455)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Interest income                                289          65        174         528         103         442       1,073
Interest expense                            (1,016)       (101)      (148)     (1,265)          -      (9,495)    (10,760)
Foreign exchange (loss)/gain, net             (616)       (510)      (155)     (1,281)          1      (1,963)     (3,243)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Total other (expense)/income                (1,343)       (546)      (129)     (2,018)        104     (11,016)    (12,930)
                                        ----------   ---------   --------   ---------   ---------  ----------   ---------
Loss from continuing
 operations before income taxes and
 minority interest                      $   (4,413)  $  (2,369)  $ (1,360)  $  (8,142)  $ (21,365) $  (18,878)  $ (48,385)
                                        ==========   =========   ========   =========   =========  ==========   =========

Loss from discontinued operations
 before income taxes                    $        -   $    (514)  $    536   $      22   $       -  $        -   $      22
Assets as of December 31, 2000:
   Segment assets                       $   25,697   $  16,755   $  3,652   $  46,104   $   9,433  $    5,353   $  60,890
   Fixed assets                         $   17,147   $   6,371   $  1,664   $  25,182   $     967  $      155   $  26,304
Depreciation and amortization           $    3,976   $   2,634   $    954   $   7,564   $   2,216  $      208   $   9,988
Asset write-down                        $      668   $     110   $      -   $     778   $  11,190  $        -   $  11,968


The following is a reconciliation of the segment information to the consolidated financial statements (in thousands):

                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                           2002          2001         2000
                                                                         ---------    ----------   ---------
        Revenues:
        Total revenues for reportable segments                           $  71,793    $   61,163   $  50,208
        Elimination of inter-segment revenues                                 (745)         (180)       (180)
                                                                         ---------    ----------   ---------
        Total consolidated revenues                                      $  71,048    $   60,983   $  50,028
                                                                         =========    ==========   =========

        Operating expenses:
        Total operating expenses for reportable segments                 $  72,171    $   67,213   $  85,663
        Elimination of inter-segment expenses                                 (704)         (180)       (180)
                                                                         ---------    ----------   ---------
        Total consolidated operating expenses                            $  71,467    $   67,033   $  85,483
                                                                         =========    ==========   =========

Total revenues and long-lived assets for the years ended December 31, 2002, 2001 and 2000 for the Company analyzed by geographical location is as follows (in thousands):

                                                       Total Revenues             Long-lived Assets
                                                   Year Ended December 31,           December 31,
                                             ---------------------------------   --------------------
                                                2002       2001        2000        2002        2001
                                             ---------   ---------   ---------   ---------   --------

        United States                        $  17,410   $  15,221   $  16,006   $     854   $  1,243
        Germany                                 12,093      10,492       9,984       2,741      3,705
        Hungary                                  7,139       8,323       6,524       6,703      4,306
        U.K.                                    14,480      10,210       1,140           -          -
        Poland                                  12,899      12,309       9,147       8,223      9,275
        Other                                    7,027       4,428       7,227       2,873      2,869
                                             ---------   ---------   ---------   ---------   --------
        Total                                $  71,048   $  60,983   $  50,028   $  21,394   $ 21,398
                                             =========   =========   =========   =========   ========

Total revenues are attributed to countries based on location of customer for the Processing Services Segment. For revenues generated by the Euronet USA software solutions segment, all revenues are attributed to the United States. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

(21) FINANCIAL INSTRUMENTS

Most of Euronet's financial instruments (cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other current liabilities, advance payments on contracts, billings in excess of costs and estimated earnings on software installation contracts, costs and estimated earnings in excess of billings on software installation contracts) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. The fair value of notes payable amounted to $38.8 million (carrying value of $36.3) at December 31, 2002 based on the current early redemption premium of approximately 6% of face value as defined in the note agreement and as evidenced by the recent redemption in July 2002. The fair value of notes payable amounted to $32.7 million (carrying value of $38.1 million) at December 31, 2001 and was determined based on quoted market prices for the same issue.

(22) RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES

The reconciliation of net income/(loss) to net cash provided by/(used in) operating activities for the years ended December 31, 2002, 2001 and 2000 follows.

                                                                                Year ended December 31,
                                                                           --------------------------------
                                                                             2002        2001       2000
                                                                           --------    --------    --------
          Net (loss)/income                                                $ (6,514)   $    670    $(49,551)
                                                                           --------    --------    --------
          Adjustments to reconcile net (loss)/income to net cash used in operating activities:

          Depreciation and amortization                                       9,659       7,650       9,183
          Asset write downs                                                       -         454      11,968
          Unrealized foreign exchange gain / (losses)                         6,743      (4,596)     (4,261)
          Loss on facility sub-lease                                            216           -           -
          Equity in losses from investee companies                              183           -           -
          Loss on disposal of fixed assets                                      144         109       1,545
          (Gain)/loss on sale of discontinued operations, net of tax         (2,988)        123         (22)
          (Increase)/decrease in deferred income tax                         (2,491)          -          36
          (Increase)/decrease in assets and liabilities held for sale        (5,162)      2,173       3,747
          Amortization of deferred financing costs                              486        (116)        232
          Accretion of discount on notes payable                              2,490       6,813       8,753
          Gain on retirement of debt                                              -      (8,496)          -
          Tax effect of gain on retirement of debt                                -      (1,181)          -
          Increase/(decrease) in income tax payable, net                         83        (849)        818
          (Increase)/decrease in restricted cash                             (2,524)        222       9,755
          Decrease/(increase) in trade accounts receivable                      544         624      (1,311)
          (Increase)/decrease in costs and estimated earnings in
            excess of billings on software installation contracts                (3)        786        (450)
          Decrease/(increase) in prepaid expenses and other current           1,277      (1,765)       (438)
           assets
          Decrease in deposits for ATM leases                                     -           -       1,314
          Decrease in trade accounts payable                                    (42)     (1,971)     (2,158)
          (Decrease)/increase in advance payments on contracts                 (146)      1,018         834
          Decrease in accrued expenses and other liabilities                 (1,380)       (287)     (6,322)
          Increase/(decrease) in billings in excess of costs and
           estimated earnings on software installation costs                     14      (1,417)       (155)
          Other                                                                  37           2          47
                                                                           --------    --------    --------
          Total adjustments                                                   7,140        (704)     33,115
                                                                           --------    --------    --------
          Net cash provided by / (used in) operating activities            $    626    $    (34)   $(16,436)
                                                                           ========    ========    ========

(23) NON-CASH FINANCING AND INVESTING ACTIVITIES

Capital lease obligations of $2.8 million, $5.7 million and $5.1 million during the years ended December 31, 2002, 2001 and 2000, respectively, were incurred when the Company entered into leases primarily for new ATMs.

During the years ended December 31, 2002, 2001 and 2000, the Company issued warrants to purchase Common Stock totaling nil, $0.9 million and $0.4 million, respectively.

During 2002, there were various non-cash extinguishments of the 12 3/8% Senior Discount Notes (see Note 11).

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

Cash and cash equivalents are placed with high credit quality financial institutions or in short-term duration, high quality debt securities. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures, which monitor credit worthiness of customers and financial institutions.

(25) RESEARCH AND DEVELOPMENT

The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to our customers, including bill payment and presentment, telephone banking products, applications for wireless application protocol ("WAP") enabled customer touchpoints, other wireless banking products, prepaid mobile phone recharge products, browser-based ATM software products and Internet banking solutions. We are also making significant improvements to our core software products.

The Company's research and development costs incurred for computer software products to be sold, leased or otherwise marketed totaled $4.0 million, $5.0 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, $2.9 million was capitalized and appears on the Company's balance sheet in other long-term assets, net of accumulated amortization of $1.3 million. As of 2001 and 2000, $2.3 million and $1.0 million was capitalized, net of accumulated amortization of $0.6 million and $0.1 million, respectively. Related amortization expense of capitalized software costs amounted to $0.7 million, $0.5 million and $0.1 million for the years 2002, 2001, and 2000, respectively. During 2000, approximately $0.3 million of previous capitalized costs were written down to reflect estimated net realizable value.

(26) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sale of U.S. Processing Services Business

On January 4, 2002, the Company concluded an asset purchase agreement with AIS, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to AIS for $6.8 million in cash. DASH was a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction.

The Company also entered into a significant software license agreement (the "License Agreement") whereby Euronet USA granted ALLTEL Information Systems ("AIS") a nonexclusive license to use, distribute and develop versions 1.5 and
2.2 of Euronet USA's GoldNet ATM Network Processing Software ("GoldNet Software"). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by AIS. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new AIS network processing customers.

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

Sale of U.K. Processing Services Business

On January 17, 2003, the Company sold 100% of the shares in its U.K. subsidiary. Simultaneous with this transaction, the Company signed a services agreement with the buyer under which the Company will provide ATM operating, monitoring, and transaction processing services to the buyer through December 31, 2007. The services to be provided are substantially identical to existing services previously provided to the U.K. subsidiary prior to the sale. In accordance with SFAS 144, the assets and liabilities have been recorded as held for sale. The U.K.'s operations continue to be included in continuing operations due to the ongoing revenues to be generated by the services agreement. See Note 29 for further explanation of this transaction.

The summary operating results of discontinued operations for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                      Twelve Months Ended
                                                       December 31, 2002
                                                  -----------------------------
                                                   DASH      France      Total
                                                  -------    -------    -------
          Revenues                                $   101    $   563    $   664
          Operating expenses                            3        648        651
                                                  -------    -------    -------
          Operating income/(loss)                      98        (85)        13
          Other income                                  -        315        315
          Gain/(loss) on disposal                   4,845       (119)     4,726
                                                  -------    -------    -------
          Income before taxes                       4,943        111      5,054
          Income tax expense                       (1,857)       (78)    (1,935)
                                                  -------    -------    -------
          Net income of discontinued operations   $ 3,086    $    33    $ 3,119
                                                  =======    =======    =======


                                                      Twelve Months Ended
                                                       December 31, 2001
                                                  -----------------------------
                                                   DASH      France      Total
                                                  -------    -------    -------
          Revenues                                $ 2,295    $   893    $ 3,188
          Operating expenses                        1,413      1,692      3,105
                                                  -------    -------    -------
          Operating income/(loss)                     882       (799)        83
          Other expense                               (21)      (185)      (206)
          Gain/(loss) on disposal                       -          -          -
                                                  -------    -------    -------
          Income/(loss) before taxes                  861       (984)      (123)
          Income tax (benefit)/expense               (293)       335         42
          Net income/(loss) of discontinued
           operations                             $   568    $  (649)   $   (81)
                                                  =======    =======    =======


                                                      Twelve Months Ended
                                                       December 31, 2000
                                                  -----------------------------
                                                   DASH      France      Total
                                                  -------    -------    -------
          Revenues                                $ 1,616    $ 1,096    $ 2,712
          Operating expenses                        1,094      1,559      2,653
                                                  -------    -------    -------
          Operating income/(loss)                     522       (463)        59
          Other income/(expense)                       14        (51)       (37)
                                                  -------    -------    -------
          Income/(loss) before taxes                  536       (514)        22
          Income tax (expense)/benefit               (182)       175         (7)
                                                  -------    -------    -------
          Net income/(loss) of discontinued
             operations                           $   354    $  (339)   $    15
                                                  =======    =======    =======

The components of assets and liabilities held for sale as of December 31, 2002 and 2001 are as follows:

                                                              As of December 31, 2002
                                                        ------------------------------------
                                                         DASH    France    U.K.       Total
                                                        -------  ------  --------   --------
                                                              (in thousands)

          Current assets                                $     -  $    -  $  1,240   $  1,240
          Fixed assets                                        -       -     9,527      9,527
                                                        -------  ------  --------   --------
          Total assets from discontinued operations     $     -  $    -  $ 10,767   $ 10,767
                                                        =======  ======  ========   ========

          Current liabilities                           $     -  $    -  $  2,866   $  2,866
          Long-term liabilities                               -       -       671        671
                                                        -------  ------  --------   --------
          Total liabilities from discontinued
             operations                                 $     -  $    -  $  3,537   $  3,537
                                                        =======  ======  ========   ========

                                                              As of December 31, 2001
                                                        ------------------------------------
                                                         DASH    France    U.K.       Total
                                                        -------  ------  --------   --------
                                                                    (in thousands)
          Current assets                                $   384  $    -  $    390 $      774
          Fixed assets                                        -     434     7,688      8,122
          Long-term assets                                  455       -         -        455
                                                        -------  ------  --------   --------
          Total assets from discontinued operations     $   839  $  434  $  8,078   $  9,351
                                                        =======  ======  ========   ========


          Current liabilities                           $    70  $  138  $  2,922   $  3,130
          Long-term liabilities                               -     290     1,174      1,464
                                                        -------  ------  --------   --------
          Total liabilities from discontinued
           operations                                   $    70  $  428  $  4,096   $  4,594
                                                        =======  ======  ========   ========

(27) RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but were extended for a second six-month period. The loans were unsecured. Amounts advanced bear interest of 10% per annum. In January 2002, the loan of $0.5 million and related interest were paid in full.

In 2000, Michael J. Brown, the CEO and a Director of the Company, pledged approximately $4.0 million of marketable securities (not including any Common Stock of the Company) that he owns to obtain the release to the Company of cash collateral in the amount of $4.8 million held by a bank providing cash to the Company's ATM networking Hungary. No consideration was payable for providing this security. On March 14, 2002, a letter of credit was obtained by the Company in the amount of $5.0 million, which replaced the above security pledge by Michael J. Brown and a related $0.8 million letter of credit supported by a certificate of deposit that had been obtained for the same purpose. The $5.0 million letter of credit has subsequently been replaced by a new letter of credit for $2.0 million (see Note 13).

For the year ended December 31, 2002, the Company recorded $0.1 million in revenue related to CashNet with respect to a data processing and technical services agreement.

For the year ended December 31, 2002, the Company recorded $0.2 million in revenue related to Europlanet with respect to a data processing and technical services agreement.

(28) COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

                                                                  Payments due by period
                                            --------------------------------------------------------------
     Contractual Obligations                   Total    Less than 1                            More than 5
                                                            year      1-3 years    3-5 years      years
                                            ----------  -----------   ----------   ----------  -----------
     Senior notes (including interest)      $   52,402  $     4,525   $    9,050   $   38,827  $         -
     Capital leases (including interest)        11,077        5,668        4,583          694          132
     Operating leases                           10,922        2,486        3,887        3,281        1,268
     Purchase obligations                       19,792        8,021       10,427          993          351
     Other long-term liabilities                     -            -            -            -            -
                                            ----------  -----------   ----------   ----------  -----------
     Total                                  $   94,193  $    20,700   $   27,947   $   43,795  $     1,751
                                            ==========  ===========   ==========   ==========  ===========

These amounts do not include the contractual obligations arising from the e-pay acquisition. For additional information on each of these items, see Note 11,
Note 15 and Note 29. Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.


As of December 31, 2002, the Company's UK subsidiary had caused the issuance of a performance bond on its behalf and has collateralized the obligation under the performance bond to the extent of $0.4 million. The collateral consisted of certain assets in the U.K. This obligation was transferred with the sale of the U.K. subsidiary on January 19, 2003, and the Company is no longer bound by this obligation.

The Company has commitments to make capital contributions to CashNet Telecommunications Egypt of $0.2 million.

As of December 31, 2002, the Company has standby letters of credit issued on its behalf in the amount of approximately $2.6 million. These standby letters of credit are fully collateralized by cash deposits held by the respective issuing banks.

The Company has excess office space, which it is considering subleasing to a third-party. In the event that this excess space is subleased to a third-party, the excess of the total costs that will be incurred related to the subleased space over the revenue received on the space will be recognized as a loss at that time. The potential loss could range from nil to $0.3 million depending on a number of factors including term of the sublease, the amount of space subleased, and current market conditions at the time the sublease is executed. No loss contingency has been recognized related to the possible sublease of the remaining space.

(29) SUBSEQUENT EVENTS

Sale of U.K. Subsidiary

On January 17, 2003, the Company sold 100% of the shares in its U.K. subsidiary, Euronet Services (UK) Limited ("Euronet U.K.") to Bridgepoint Capital Limited ("Bridgepoint") for approximately $29.6 million (or (pound)18.5 million) in cash, subject to certain working capital adjustments. Of this amount, $1.3 million ((pound)0.8 million) was placed in escrow or otherwise retained subject to the completion and settlement of certain post-closing matters and adjustments, with the remainder paid in cash at closing. The Company expects to record a gain of approximately $17 million related to this transaction. The agreement provided that the benefits and burdens of ownership of the shares and all employees of Euronet U.K. were transferred to Bridgepoint effective as of January 1, 2003. The acquisition agreement included certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the U.K., including a "Tax Deed" providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to the periods prior to January 1, 2003, but arise after the sale.

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed an ATM and Gateway Services Agreement (the "Services Agreement") under which Euronet will provide ATM operating, monitoring, and transaction processing services ("ATM Services") to Bank Machine Limited through December 31, 2007. The services to be provided by Euronet Hungary are substantially identical to existing services being provided to Euronet U.K. prior to the sale of Euronet U.K. to Bridgepoint. Euronet Hungary is a wholly owned subsidiary of Euronet Holding.

Acquisition of e-pay Limited

On February 19, 2003, the Company purchased 100% of the shares of e-pay Limited ("e-pay"), a company based in the U.K. e-pay is an electronic payments processor of prepaid mobile phone airtime "top-up" services in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through point-of-sale
(POS) terminals in retail outlets. e-pay currently processes top-up sales at more than 50,000 POS terminals in approximately 18,000 retail locations, including the mobile operators' own retail outlets, major retail chains and independent retail outlets. In addition to the U.K. and Australia operations, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 2,600 POS terminals in Malaysia.

The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital, and intangible assets, such as computer software, trademarks and trade names, service agreements, customer contracts, customer relationships, non-compete covenants and goodwill. A substantial amount of the purchase price is expected to be allocated to intangible assets including goodwill.

The purchase price for the e-pay shares was approximately $76.2 million. Of the total purchase price, $30.2 million was paid in cash at closing, $19.0 million was paid through issuance at closing of 2,497,504 shares of Common Stock, and the remaining $27 million will be paid in deferred purchase price or under promissory notes executed at closing with 24 month maturity dates bearing interest rates averaging approximately 7.25% per annum. The deferred portion of the purchase price, approximately $8.6 million, is payable based upon e-pay's Excess Cash Flow, as defined in the acquisition agreement, with any remaining unpaid balance due in 24 months. Approximately $7.4 million of the notes (the "Convertible Notes") are convertible into Common Stock at the option of the holders at a conversion price of $11.43 per share, or approximately 647,000 shares. The Convertible Notes may be redeemed by Euronet, in whole but not in part, under certain conditions, including if the average market price of the Common Stock over a thirty consecutive trading day period exceeds $15.72, for Common Stock at a redemption price of $11.43 per share. The conversion price and the redemption price are subject to customary anti-dilution provisions. The remaining $11.0 million of promissory notes are not convertible.

All of the amounts described above are consideration amounts as included in the Acquisition Agreement ("Contract Consideration"). Consideration determined in accordance with U.S. generally accepted accounting principles may differ from Contract Consideration.

The Common Stock issued at the closing of the transaction and issuable upon conversion of the Convertible Notes may not be transferred by the holders thereof prior to February 18, 2004. Common Stock issuable upon the redemption of the Convertible Notes may be transferred prior to February 18, 2004.

In connection with the acquisition, Euronet also agreed to increase the size of its Board of Directors by one member and nominate and recommend for election as a Class III director at Euronet's next annual meeting of stockholders the director candidate designated by a committee representing the former shareholders of e-pay.

The acquisition agreement provides that the benefits and burdens of ownership of the shares were transferred to Euronet effective as of February 3, 2003.

Contract Termination

In January 2003, one of our customers with whom we had signed a new contract for outsourcing services decided to terminate the agreement with us. The financial institution was unable to proceed with the contract due to certain conflicting business considerations, and has confirmed that this termination does not reflect on or relate at all to our performance. We have agreed to a severance payment of approximately $1.0 million that will compensate us for approximately $0.3 million of setup costs were incurred and capitalized through December 31, 2002. These costs will be expensed in 2003. We expect full payment of the $1.0 million severance amount in the second quarter of 2003.

Borrowings Under Line of Credit

During January and February 2003, net draws against the Bank Credit Agreement were made for $2.6 million (see Note 13 - Credit Facilities). The Bank Credit Agreement expired on March 14, 2003 and was repaid in full at that time.

Employee Stock Purchase Plan

In February 2003, the Board of Directors approved a new qualified Employee Stock Purchase Plan (the "2003 ESPP") and reserved 500,000 shares of Common Stock for the plan. The characteristics of the 2003 ESPP are essentially identical to the 2001 ESPP.

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                  First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                                                  -------------   --------------   -------------   --------------
                                                                                (in thousands, except per share data)
Year Ended December 31, 2002
   Net revenues                                                   $      17,040   $       17,525   $      17,889   $       18,594
   Operating income/(loss)                                        $         146   $          953   $        (615)  $         (903)
   Net income/(loss) from continuing operations                   $         675   $       (4,888)  $      (2,496)  $       (2,924)

   Net income/(loss) per common share from continuing operations:

   Basic                                                          $        0.03   $        (0.21)  $       (0.11)  $        (0.12)
   Diluted                                                        $        0.03   $        (0.21)  $       (0.11)  $        (0.12)

Year Ended December 31, 2001

   Net revenues                                                   $      14,158   $       15,083   $      14,893   $       16,849
   Operating (loss)/income                                        $      (3,290)  $       (1,724)  $      (1,083)  $           47
   Net (loss)/income from continuing operations                   $        (472)  $        7,671   $      (5,604)  $         (849)

   Net (loss)/income per common share from continuing operations:

   Basic                                                          $       (0.03)  $         0.40   $       (0.27)  $        (0.04)
   Diluted                                                        $       (0.03)  $         0.37   $       (0.27)  $        (0.04)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

The information under "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under "Ownership of Common Stock by Directors and Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders for 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders for 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGE IN INTERNAL CONTROLS

Since the date of the evaluation, no significant changes have occurred in the Company's internal controls or in other factors that could significantly affect these controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of this Report.

         1.  Financial Statements

         The consolidated financial statements and related notes, together with the report of KPMG Polska Sp. z o.o., appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

         2.  Schedules

         None.

         3.  Exhibits

        Exhibit Number               Exhibit Description

        Exhibit 21.1                 Euronet's Subsidiaries
        Exhibit 99.1                 Risk Factors
        Exhibit 99.2                 Certification of Chief Executive Officer
        Exhibit 99.3                 Certification of Chief Financial Officer

(b) Euronet filed a report on Form 8-K on November 1, 2002. The item reported was "Item 5. Other Events."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date:      March 31, 2003                 /s/ Rick L. Weller
                                          ----------------------------------

                                          Rick L. Weller
                                          Chief Financial Officer and Chief
                                          Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this xxth day of March 2003 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                Title
/s/ Michael J. Brown                      Chairman of the Board of Directors, Chief
--------------------

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

Andzrej Olechowski


/s/ Eriberto R. Scocimara                 Director
-------------------------

Eriberto R. Scocimara


/s/ Thomas A. McDonnell                   Director
-----------------------

Thomas A. McDonnell


/s/ M. Jeannine Strandjord                Director
--------------------------

M. Jeannine Strandjord


/s/ Rick L. Weller                        Chief Financial Officer and Chief Accounting
------------------                        Officer (principal financial officer and
                                          principal accounting officer)
Rick L. Weller



                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Michael J. Brown, Chairman and Chief Executive Officer, certify that:

     1) I have reviewed this annual report on Form 10-K of Euronet Worldwide, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
         /s/ Michael J. Brown
         Michael J. Brown
         Chairman and Chief Executive Officer

                 CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER

I, Rick L. Weller, Chief Financial Officer, certify that:

     1) I have reviewed this annual report on Form 10-K of Euronet Worldwide, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
         /s/ Rick L. Weller
         Rick L. Weller
         Chief Financial Officer and Chief Accounting Officer