Form 10-Q
period 2003-03-31
EURONET WORLDWIDE INC
filed 2003-05-15
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2003, the Company had 26,522,966 common shares outstanding.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except for share and per share data)

(Unaudited)

	As of
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,930	$12,021
Restricted cash and cash held on behalf of others	38,048	4,401
Trade accounts receivable, net of allowances for doubtful accounts of $1,073 at March 31, 2003 and $484 at December 31, 2002	36,184	8,380
Earnings in excess of billings on software installation contracts	763	334
Deferred income taxes	1,479	426
Assets held for sale	—	10,326
Prepaid expenses and other current assets	7,000	3,537

Total current assets	97,404	39,425
Property, plant and equipment, net	21,260	21,394
Intangible assets, net	80,128	1,834
Deferred income taxes	209	1,064
Other assets, net	2,992	2,842

Total assets	$201,993	$66,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$50,574	$2,989
Current installments of obligations under capital leases	2,888	3,447
Accrued expenses and other current liabilities	27,004	4,979
Short-term borrowings	502	380
Advance payments on contracts	3,033	2,966
Accrued interest on notes payable	1,372	—
Liabilities held for sale	—	3,537
Billings in excess of earnings on software installation contracts	1,787	1,471

Total current liabilities	87,160	19,769
Obligations under capital leases, excluding current installments	3,469	4,301
Notes payable	64,016	36,318
Other long term liabilities	7,204	—

Total liabilities	161,849	60,388

Stockholders’ equity:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 26,518,966 shares at March 31, 2003 and 23,883,072 shares at December 31, 2002	532	480
Additional paid in capital	155,956	137,426
Treasury stock	(145)	(145)
Employee loans for stock	(427)	(427)
Subscription receivable	(35)	42
Accumulated deficit	(114,234)	(129,655)
Restricted reserve	784	784
Accumulated other comprehensive loss	(2,287)	(2,334)

Total stockholders’ equity	40,144	6,171

Total liabilities and stockholders’ equity	$201,993	$66,559

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
EFT processing services	$11,889	$12,177
Prepaid processing services	17,372	—
Software and related services	3,839	4,863

Total	33,100	17,040

Operating expenses:
Direct operating costs	20,005	7,006
Salaries and benefits	6,875	6,078
Selling, general and administrative	2,313	1,501
Depreciation and amortization	2,756	2,309

Total operating expenses	31,949	16,894

Operating income	1,151	146

Other income/expenses:
Interest income	353	80
Interest expense	(1,607)	(1,654)
Gain on sale of subsidiary	18,001	—
Equity in income from investee companies	37	—
Foreign exchange (loss)/gain, net	(1,839)	412

Total other income/(expense)	14,945	(1,162)

Income/(loss) from continuing operations before income taxes and minority interest	16,096	(1,016)
Income tax (expense)/benefit	(675)	1,665

Income from continuing operations before minority interest	15,421	649
Minority interest	—	26

Income from continuing operations	15,421	675

Discontinued operations:
Income from operations of discontinued U.S. and France components including gain on disposal of $4,845 for the three months ended March 31, 2002	—	4,762
Income tax expense	—	(1,857)

Income from discontinued operations	—	2,905

Net income	15,421	3,580
Translation adjustment	47	(618)

Comprehensive income	$15,468	$2,962

Income per share—basic
Income from continuing operations per share	$0.61	$0.03
Income from discontinued operations per share	—	0.13

Net income per share	$0.61	$0.16

Basic weighted average outstanding shares	25,215,308	22,476,888

Income per share—diluted
Income from continuing operations per share	$0.57	$0.03
Income from discontinued operations per share	—	0.11

Net income per share	$0.57	$0.14

Diluted weighted average outstanding shares	26,936,990	26,145,733

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2003	2002
Net income	$15,421	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,756	2,309
Unrealized foreign exchange loss/(gain)	904	(792)
(Gain)/loss on disposal of fixed assets	(54)	18
Gain on sale of subsidiary	(18,001)	—
Gain on sale of discontinued operations, net of tax	—	(2,988)
Expense/(benefit) from deferred income tax	501	(1,857)
Loss from discontinued operations	—	83
Increase in assets and liabilities held for sale	—	3,052
Amortization of deferred financing costs	43	—
Accretion of discount on notes payable	11	1,177
Change in operating assets and liabilities, net of effects of acquisition:
Increase in income tax payable, net	1,024	—
(Increase)/decrease in restricted cash	(8,049)	13
Decrease in trade accounts receivable	19,497	648
(Increase)/decrease in costs and estimated earnings in excess of billings on software installation contracts	(429)	85
(Increase)/decrease in prepaid expenses and other current assets	(2,646)	577
Decrease in trade accounts payable	(12,185)	(2,020)
Increase in advance payments on contracts	884	406
Increase/(decrease) in accrued expenses and other liabilities	6,297	(1,772)
Increase in billings in excess of costs and estimated earnings on software installation costs	316	815
Other	—	55

Net cash provided by operating activities	6,290	3,389

Cash flows from investing activities:
Fixed asset purchases	(236)	(484)
Proceeds from sale of fixed assets	178	69
Purchase of intangible and other long term assets	(396)	—
Acquisition, net of cash acquired	(27,967)	—
Proceeds from sale of subsidiary	24,418	—
Purchase of restricted certificates of deposits	—	(4,250)

Net cash used in investing activities	(4,003)	(4,665)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	611	14,412
Repayment of credit facility	—	(2,000)
Repayment of obligations under capital leases	(1,096)	(3,269)
Proceeds from/(repayment of) other borrowings	122	(513)
Increase in subscriptions receivable	(77)	(30)
Cash repaid by employees for purchase of common stock	—	17

Net cash (used in)/provided by financing activities	(440)	8,617

Effect of exchange differences on cash	62	175
Proceeds from sale of discontinued operations	—	5,872
Cash used in discontinued operations	—	(83)

Net increase in cash and cash equivalents	1,909	13,305
Cash and cash equivalents at beginning of period	12,021	8,631

Cash and cash equivalents at end of period	$13,930	$21,936

See accompanying notes to unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet and subsidiaries have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2003, the results of its operations for the three-month periods ended March 31, 2003 and 2002, and cash flows for the three-month periods ended March 31, 2003 and 2002.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2002 set forth in the Company’s Form 10-K.

SFAS 143

In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or result of operations.

SFAS 146

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS 146 prospectively to activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or result of operations.

FIN 45

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of March 31, 2003 and evaluated the adoption of the remainder of FIN 45. The adoption of FIN 45 did not have a material impact on our financial position or result of operations.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on our financial position and results of operations.

There have been no further significant additions to or changes in the accounting policies of the Company since December 31, 2002.

NOTE 3—EARNINGS/(LOSS) PER SHARE—BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Dilutive earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable. The following table provided a reconciliation for weighted average number of common shares outstanding to the fully diluted weighted average number of common shares outstanding:

	As of March 31,
	2003	2002
Weighted average common shares outstanding	25,215,308	22,476,888
Dilutive effect of:
Convertible warrants	89,802	294,357
Stock options	1,631,880	3,374,488

Weighted average common shares outstanding, assuming dilution	26,936,990	26,145,733

NOTE 4—BUSINESS COMBINATION

In accordance with Statement of Financial Accounting No. 141, “Business Combinations” (SFAS 141), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by an independent third party appraisal firms using estimates and assumptions provided by management. The intangible assets recorded as a result of this acquisition are not expected to be deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for be amount of impairment during the fiscal quarter in which the determination is made.

Purchase of e-pay

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), a company based in the U.K. e-pay is an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through point-of-sale (POS) terminals in retail outlets. e-pay currently processes top-up sales at more than 50,000 points of sale in approximately 18,000 retail locations, including the mobile operators’ own retail outlets, major retail chains and independent retail outlets. In addition to the U.K. and Australia operations, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 2,600 POS terminals in Malaysia.

In connection with the acquisition, Euronet also agreed to increase the size of its Board of Directors by one member and nominate and recommend for election as a Class III director at Euronet’s next annual meeting of stockholders the director candidate designated by a committee representing the former shareholders of e-pay.

The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital and intangible assets, such as customer relationships computer software, trademarks and trade names and goodwill. A substantial amount of the purchase price was allocated to intangible assets including goodwill.

Purchase Price

The purchase price for the e-pay shares was approximately $76.2 million, including transaction costs and fees of approximately $1.4 million. Of the total purchase price, $30.0 million was paid in cash at closing, $18.0 million was paid through issuance at closing of 2,497,504 shares of Common Stock, and the remaining $26.9 million will be paid in deferred purchase price or under promissory notes executed at closing with 24 month maturity dates bearing interest rates ranging from 6% to 8%. The deferred portion of the purchase price, approximately $8.5 million, is payable based upon e-pay’s Excess Cash Flow, as defined in the acquisition agreement, with any remaining unpaid balance due in 24 months. Approximately $7.4 million of the notes (the “Convertible Notes”) are convertible into Common Stock at the option of the holders at a conversion price of $11.43 per share, or approximately 647,282 shares. The Convertible Notes may be redeemed by Euronet, in whole but not in part, under certain conditions, including if the average market price of the Common Stock over a thirty consecutive trading day period exceeds $15.72, for Common Stock at a redemption price of $11.43 per share. The conversion price and the redemption price are subject to customary anti-dilution provisions. The remaining $11.0 million of promissory notes are not convertible.

The following table summarizes the total cost of the acquisition of e-pay (unaudited, in thousands):

Cash paid at closing	$29,996
Euronet common stock: 2,497,504 shares	17,972
Deferred consideration, payable quarterly from 90% of free cash flow, 6% interest per annum accruing daily, 24 month maturity	8,533
Notes payable, 7% interest per annum, convertible into 647,282 shares of Euronet common stock, 24 month maturity	7,353
Notes payable, 8% interest per annum, 24 month maturity	10,981

Total paid to shareholders	74,835
Transaction costs and share registration fees	1,358

Total purchase price	$76,193

Assets Acquired

Under the purchase method of accounting, the total purchase price was allocated to acquired tangible and intangible assets based on a preliminary estimate of their fair values as determined by management and a third-party appraisal at the completion of the acquisition. The purchase price was allocated as follows (unaudited, in thousands):

Customer relationships	$12,820
Software	1,038
Trademark and trade name	3,433
Goodwill	61,249

Total intangible assets	78,540
Net tangible assets and working capital	1,810
Deferred tax liability	(4,157)

Total purchase price	$76,193

Of the total purchase price, $1.8 million has been allocated to net tangible assets and working capital acquired and approximately $13.9 million has been allocated to amortizable intangible assets acquired. The amortizable intangible assets acquired will be amortized over their estimated useful lives, which range from 5 to 8 years.

Of the total estimated purchase price, approximately $64.7 million has been allocated to goodwill and other intangibles with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to December 31, 2001, will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Euronet and e-pay as if the acquisition had occurred as of the beginning of the periods presented. Adjustments have been made to the combined results of operations for the periods reflecting amortization of purchased intangibles and interest expense, net of tax, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet.

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2003 (unaudited, in thousands):

	For the three months ended March 31, 2003
	As reported	e-pay’s January results	Pro forma
Revenues	$33,100	$9,400	$42,500
Income from continuing operations	15,421	828	16,249
Net income	15,421	828	16,249
Income per share—basic
Income from continuing operations	$0.61		$0.64
Net income	$0.61		$0.64
Income per share—diluted
Income from continuing operations	$0.57		$0.60
Net income	$0.57		$0.60

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2002 (unaudited, in thousands):

	For the three months ended March 31, 2002
	As reported	e-pay’s results	Pro forma
Revenues	$17,040	$7,314	$24,354
Income from continuing operations	675	(392)	283
Net income	3,580	(392)	3,188
Income per share—basic
Income from continuing operations	$0.03		$0.01
Net income	$0.16		$0.13
Income per share—diluted
Income from continuing operations	$0.03		$0.01
Net income	$0.14		$0.11

NOTE 5—SALE OF SUBSIDIARY

Sale of U.K. ATM Network

In January 2003, the Company sold 100% of the shares in its United Kingdom subsidiary, Euronet Services (UK) Ltd. (or “Euronet UK”) to Bridgepoint Capital Limited (or “Bridgepoint”). This transaction was effected through a Share Purchase Agreement (the “Acquisition Agreement”) whereby EFT Services Holding B.V. (“Euronet Holding”), a Netherlands corporation and a wholly owned subsidiary of Euronet, sold all of its shares of Euronet UK to Bank Machine (Acquisitions) Limited (“BMAL”), a United Kingdom company owned by Bridgepoint, for approximately $29.4 million (or £18.2 million) in cash, subject to certain working capital adjustments. Of this amount, $1.0 million (£0.6 million) was placed in escrow or otherwise retained subject to the completion and settlement of certain post-closing matters and adjustments, with the remainder paid in cash at closing. The Acquisition Agreement provides that the benefits and burdens of ownership of the shares and all employees of Euronet UK were transferred to Bridgepoint effective as of January 1, 2003. Euronet Worldwide, Euronet Holding and BMAL are parties to the Acquisition Agreement. The Acquisition Agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet UK, which are customary in transactions of this nature in the United Kingdom, including a “Tax Deed” providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet UK that relate to the periods prior to January 1, 2003, but arise after the sale.

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet UK following the acquisition) signed an ATM and Gateway Services Agreement (the “Services Agreement”) under which Euronet’s Hungarian subsidiary, Euronet Adminisztracios Kft. (“Euronet Hungary”) will provide ATM operating, monitoring, and transaction processing services (“ATM Services”) to Bank Machine Limited through December 31, 2007. The services provided by Euronet Hungary are substantially identical to the services provided to Euronet UK prior to its sale to Bridgepoint.

Management has allocated $4.5 million of the total sale proceeds of $29.4 million to the Services Agreement. This amount will be accrued to revenues on a straight-line basis over the five-year contract term beginning January 1, 2003. This allocation was made with reference to the agreed recurring fees under the Services Agreement and the estimated fair market value on a per ATM basis of the services to be provided under the Services Agreement.

The results of operations of Euronet UK continue to be included in continuing operations due to the ongoing revenues generated under the Services Agreement.

Gain on Sale

The following table summarizes the gain on the sale of Euronet UK (unaudited, in thousands):

Sale price of Euronet UK	$29,423
Less: Portion of sale price attributed to value of ATM Services	(4,500)

Total consideration received attributed to Purchase Agreement	24,923
Less: Net transaction and settlement costs	(505)

Net cash consideration received	24,418
Less: value of net assets removed as of December 31, 2002
Euronet UK assets removed	(10,326)
Euronet UK liabilities removed	3,537
Other liabilities removed	372

Gain on sale	$18,001

Euronet UK’s assets and liabilities were classified as held for sale as of December 31, 2002, a summary of which is as follows (unaudited, in thousands):

As of December 31, 2002
Current assets	$1,240
Fixed assets	9,086

Total assets held for sale	$10,326

Current liabilities	$2,866
Long term liabilities	671

Total liabilities held for sale	$3,537

NOTE 6—BUSINESS SEGMENT INFORMATION

Effective for the quarter ended March 31, 2003, the Company changed its segment reporting by adding a third segment, the Prepaid Processing Segment, as a result of its acquisition of e-pay. In addition, due to the e-pay acquisition and the sale of the Company’s U.K. subsidiary, the Company will no longer provide geographic sub-segment information because management believes this information is not material to EFT Processing Segment disclosure.

Effective for the quarter ended March 31, 2003, Euronet and its subsidiaries operate in three business segments: (1) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the “EFT Processing Segment”); (2) a segment that provides electronic prepaid recharge, or top-up, services for retailer stores and mobile telephone operators (the “Prepaid Processing Segment”); and (3) a segment that produces application software and solutions for payment and transaction delivery systems (the “Software Solutions Segment”). These business segments are supported by a corporate service segment, which provides corporate and other administrative services to the three business segments (the “Corporate Services Segment”). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period’s presentation.

The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2003 and 2002 (unaudited, in thousands):

	For the three months ended March 31, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total segments	Eliminations	Consolidated
Total revenues	$11,961	$17,372	$3,894	$—	$33,227	$(127)	$33,100

Direct operating cost	5,765	14,007	307	—	20,079	(74)	20,005
Salaries and benefits	3,067	812	2,375	620	6,874	1	6,875
Selling, general and administrative	452	411	695	809	2,367	(54)	2,313
Depreciation and amortization	1,846	618	275	22	2,761	(5)	2,756

Total operating expenses	11,130	15,848	3,652	1,451	32,081	(132)	31,949

Operating income/(loss)	831	1,524	242	(1,451)	1,146	5	1,151

Interest income	8	218	2	125	353	—	353
Interest expense	(192)	(2)	—	(1,413)	(1,607)	—	(1,607)
Gain on sale of subsidiary	—	—	—	18,001	18,001	—	18,001
Income from unconsolidated investee companies	—	55	—	(18)	37	—	37
Foreign exchange (loss)/gain, net	(644)	5	—	(1,200)	(1,839)	—	(1,839)

Total other (expense)/income	(828)	276	2	15,495	14,945	—	14,945

Income from continuing operations before income taxes and minority interest	$3	$1,800	$244	$14,044	$16,091	$5	$16,096

Segment assets as of March 31, 2003	$39,895	$146,537	$6,828	$8,769	$202,029	$(36)	$201,993
Fixed assets as of March 31, 2003	$18,524	$1,877	$805	$90	$21,296	$(36)	$21,260

	For the three months ended March 31, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total segments	Eliminations	Consolidated
Total revenues	$12,177	$—	$4,908	$—	$17,085	$(45)	$17,040

Direct operating cost	6,614	—	437	—	7,051	(45)	7,006
Salaries and benefits	3,056	—	2,447	575	6,078	—	6,078
Selling, general and administrative	235	—	570	696	1,501	—	1,501
Depreciation and amortization	2,035	—	232	42	2,309	—	2,309

Total operating expenses	11,940	—	3,686	1,313	16,939	(45)	16,894

Operating income/(loss)	237	—	1,222	(1,313)	146	—	146

Interest income	11	—	65	4	80	—	80
Interest expense	(284)	—	—	(1,370)	(1,654)	—	(1,654)
Foreign exchange (loss)/gain, net	(220)	—	—	632	412	—	412

Total other (expense)/income	(493)	—	65	(734)	(1,162)	—	(1,162)

(Loss)/income from continuing operations before income taxes and minority interest	$(256)	$—	$1,287	$(2,047)	$(1,016)	$—	$(1,016)

Minority interest	$26	$—	$—	$—	$26	$—	$26
Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$66,559	$—	$66,559
Fixed assets as of December 31, 2002	$20,431	$—	$854	$109	$21,394	$—	$21,394

Total revenues for the three-month periods ended March 31, 2003 and March 31, 2002, and long-lived assets as of March 31, 2003 and December 31, 2002 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues
	For the three month ended March 31,		Long-lived Assets
	2003	2002	As of March 31, 2003	As of December 31, 2002
United States	$3,894	$4,908	$805	$854
Germany	3,139	2,553	2,721	2,741
Poland	3,681	2,963	7,199	8,223
Hungary	1,772	1,789	5,921	6,703
U.K.	12,244	3,009	1,061	—
Australia	5,126	—	774	—
Czech Republic	1,411	602	2,015	2,014
Other	1,833	1,216	764	859

Total	$33,100	$17,040	$21,260	$21,394

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing segments. All revenues generated by Software Solutions Segment activities are attributed to the United States. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 7—DISCONTINUED OPERATIONS

Sale of U.S. EFT Processing Business

On January 4, 2002, the Company concluded an asset purchase agreement with Fidelity National Financial, Inc., formerly ALLTEL Information Systems (“FNF”), whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to FNF for $6.8 million in cash. DASH was a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction.

The Company also entered into a significant software license agreement with FNF. See Note 11 to the unaudited consolidated financial statements for a description of this agreement.

Sale of France EFT Processing Business

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

As a result of the above, the results from operations from France and DASH have been removed from continuing operations from the three months ended March 31, 2002 in accordance with SFAS 144. France and DASH were previously reported in the EFT Processing Segment.

The summary operating results of discontinued operations for the three months ended March 31, 2002 are as follows (unaudited, in thousands):

	For the three months ended March 31, 2002
	Dash	France	Total
Total revenues	$101	$194	$295
Total operating expenses	3	301	304

Operating income/(loss)	98	(107)	(9)

Other income/(expense)	—	(74)	(74)
Gain on disposal	4,845	—	4,845

Total other income/(expense)	4,845	(74)	4,771

Net income before taxes	4,943	(181)	4,762
Income tax expense	(1,857)	—	(1,857)

Net income/(loss) of discontinued operations	$3,086	$(181)	$2,905

NOTE 8—STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s shares at the date of the grant over the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended March 31,
	2003	2002
Net income, as reported	$15,421	$3,580
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,197)	(827)

Pro forma net income	$14,224	$2,753

Earnings per share:
Basic—as reported	$0.61	$0.16
Basic—pro forma	$0.56	$0.12
Diluted—as reported	$0.57	$0.14
Diluted—pro forma	$0.53	$0.11

Pro forma impact reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

NOTE 9—CREDIT FACILITIES

As of March 31, 2003, banks have issued standby letters of credit on the Company’s behalf amounting to $3.1 million. These letters of credit are fully secured by cash deposits held by the respective issuing banks. This cash is classified as restricted cash as of March 31, 2003.

The Company has lines of credit totaling $0.5 million to meet cash requirements for the startup of our India market. The lines of credit are fully collateralized by a portion of those letters of credit described above.

NOTE 10—RELATED PARTY TRANSACTIONS

In February 2003, the Company paid approximately $74.8 million to the former shareholders of e-pay. The amount paid to the shareholders consisted of approximately $30.0 million in cash at closing, $18.0 million through issuance at closing of 2,497,504 shares of Euronet common stock, and the remaining $26.9 million in deferred cash consideration or promissory notes executed at closing with 24 month maturity dates bearing interest rates ranging from 6% to 8%. Ten of these former shareholders are now employees and/or officers of Euronet. Paul Althasen, a former shareholder of e-pay and current nominee for Euronet’s Board of Directors, received $15.4 million in total consideration consisting of cash, common stock, and notes payable for his ownership in
e-pay.

For the three-month period ended March 31, 2003, the Company recorded $0.1 million in revenue related to Europlanet, a 36% owned joint-venture operating ATMs in the Federal Republic of Serbia.

NOTE 11—SIGNIFICANT SOFTWARE LICENSE AGREEMENT

In January 2002, the Company entered into a significant software license agreement (the “License Agreement”) whereby the Company granted FNF a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of our GoldNet ATM Network Processing Software (“GoldNet Software”). Under the terms of the License Agreement, FNF agreed to pay license, professional services and maintenance fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software (received in July 2002), and 10% twelve months from the date of the agreement (received in January 2003). The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new FNF network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. We recognized $0.2 million in revenues related to the License Agreement during the three months ended March 31, 2003, and $1.6 million during the three months ended March 31, 2002. Approximately $0.9 million of revenues remain to be earned and recognized related to the License Agreement; $0.5 million of which will be earned and recognized during the remainder of 2003 and $0.4 million of which has no specific recognition period.

NOTE 12—RESTRICTED CASH

As of March 31, 2003, the Company has $38.0 million of restricted cash, of which $33.2 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected and held in designated trust accounts classified as restricted cash balances that are not available for our operating business activities. The remaining $4.8 million is held as security with respect to cash provided by banks participating in our ATM network or standby letters of credit.

NOTE 13—RECLASSIFICATION

Beginning in January 2003, the Company changed its business segment reporting to better align its financial reporting with its business operations and reflect the acquisition of e-pay. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related information” (SFAS 131), all prior segment information has been restated to conform to this new financial reporting presentation.

All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH, which were sold in 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Euronet Worldwide, Inc. is a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators.

Significant Events

During the three months ended March 31, 2003, we entered into two transactions that will significantly impact our future operating results.

First, in January 2003, we sold our U.K. ATM network for $29.4 million and simultaneously signed an ATM outsourcing agreement with the buyer. Since then, we have operated the ATMs in that network under a five-year outsourcing agreement. This transaction is discussed more fully in the EFT Processing Segment discussion below and in Note 5 to the unaudited consolidated financial statements.

Second, in February 2003, we acquired e-pay, Ltd., an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K and Australia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through point-of-sale (POS) terminals in retail outlets. This transaction is discussed more fully in the Prepaid Processing Segment discussion below and in Note 4 to the unaudited consolidated financial statements.

Business Summary

We process transactions for a network of 2,994 automated teller machines (ATMs) across Europe (and until January 2002 in the United States). Through our subsidiary, e-pay Ltd., we operate a network of POS terminals providing electronic processing of prepaid mobile phone airtime (“top-up”) services in the U.K. and Australia. Through our software subsidiary, Euronet USA, Inc. (“Euronet USA”), we offer a suite of integrated electronic fund transfer (EFT) software solutions for electronic payment and transaction delivery systems. Our principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, electronic recharge services (for prepaid mobile airtime) and integrated EFT software solutions. Our solutions are used in more than 60 countries around the world. As of March 31, 2003, we had nine offices in Europe, two in the United States and one each in India, Indonesia, Egypt, and Australia.

Throughout 2002 and continuing in 2003, Euronet has focused on product developments that would add transaction functionality via new and existing products, including mobile banking, event messaging and the new Electronic Recharge line, which enables purchasing prepaid mobile airtime from ATMs, POS terminals and directly from the mobile handset.

In 2002, we opened a small office in Slovakia to support expanding efforts in Central Europe during 2003. We also entered India, one of the largest emerging markets for ATM and card growth potential. In the India market, we will focus on ATM outsourcing and electronic recharge products for replenishing prepaid mobile airtime.

Effective for the quarter ended March 31, 2003, we changed our segment reporting by adding a third segment, the Prepaid Processing Segment, as a result of our acquisition of e-pay. In addition, due to the e-pay acquisition and the sale of our U.K. subsidiary, the we will no longer provide geographic sub-segment information because we believe this information is not material to EFT Processing Segment disclosure.

As of March 31, 2003, we operated in three principal business segments:

•	the EFT Processing Segment, which includes our proprietary ATM network and outsourced management of ATMs for banks and includes various new processing services we provide for banks and mobile phone companies through our network of owned and managed ATMs, such as mobile phone recharge services.

•	the Prepaid Processing Segment, which consists of our e-pay subsidiary purchased in February 2003 and provides electronic top-up transaction services for retail stores and mobile and other telecommunication operators through POS terminals.

•	the Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and process financial transactions from those devices and the Internet.

We also operate a “Corporate Services Segment” that provides our three business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies. We evaluate performance based on income or loss from continuing operations before income taxes and minority interest.

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Three months ended March 31, (unaudited, in thousands)
	Revenues		Operating Income/(loss)
	2003	2002	2003	2002
EFT Processing	$11,961	$12,177	$831	$237
Prepaid Processing	17,372	—	1,524	—
Software Solutions	3,894	4,908	242	1,222
Corporate Services	—	—	(1,451)	(1,313)

Total	33,227	17,085	1,146	146
Inter segment eliminations	(127)	(45)	5	—

Total	$33,100	$17,040	$1,151	$146

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

EFT PROCESSING SEGMENT

	Three months ended March 31, (unaudited, in thousands)
	2003	2002
Total revenues	$11,961	$12,177

Direct operating cost	5,765	6,614
Salaries and benefits	3,067	3,056
Selling, general and administrative	452	235
Depreciation and amortization	1,846	2,035

Total operating expenses	11,130	11,940

Operating income	$831	$237

Sale of U.K. ATM Network

In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer. We will operate the ATMs in that network under a five-year outsourcing agreement. With this transaction, we sold our U.K subsidiary, and all employees working in that subsidiary were transferred to the buyer. The results of operations of the U.K. ATM network operations continue to be included in continuing operations due to the ongoing revenues to be generated by the outsourcing agreement. This transaction is more fully described in Note 5 to the unaudited consolidated financial statements. See the discussion below where the effects of this transaction on revenues and operating income are more fully described.

Revenues

Total segment revenues decreased 2% or $0.2 million to $12.0 million for the three months ended March 31, 2003 from $12.2 million for the three months ended March 31, 2002. The decrease in revenues is due primarily to the sale of our U.K. subsidiary, substantially offset by a one-time contract termination fee on a signed but not implemented contract, an increase in transaction volumes from new ATMs and network sharing agreements and foreign exchange fluctuations. We operated 2,548 ATMs as of March 31 2002 and processed 15.6 million transactions for the three months ended March 31, 2002. As of March 31, 2003, we increased the number of ATMs we operate by 446 ATMs, or 18%, from March 31, 2002 to a total of 2,994 ATMs. At March 31, 2003, we own 37% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 63% are operated under management outsourcing agreements. Transactions on machines owned or operated by us totaled 23.4 million transactions for the three months ended March 31, 2003, an increase of 7.8 million, or 50% over the three months ended March 31, 2002. The increase in transaction growth is greater than the increase in ATM growth and revenue growth. This is the result of an increase in ATMs that we operate under ATM management outsourcing agreements relative to ATMs we own during this period. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines increase faster than the revenues.

Of total segment revenue, approximately 57% is from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the three months ended March 31, 2003 and 66% for the three months ended March 31, 2002. This movement results from the sale of the U.K. ATM network and the simultaneous signing of the outsourcing agreement, offset by increases in revenue generated from our proprietary networks in Poland and Germany through network participation agreements and rate increases. We believe the shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and ATMs operated under outsourcing agreement, is a positive development and will provide higher marginal returns on investments. Customer owned ATMs operated under service agreements require a nominal up front capital investment because the ATMs are not purchased by us. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.50 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in EFT Processing Segment revenues transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid hours purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Operating Expenses

Total segment operating expenses decreased 7%, or $0.8 million to $11.1 million for the three months ended March 31, 2003 from $11.9 million for the three months ended March 31, 2002. The decrease is primarily due to the sale of our U.K. network, offset by an increase in direct operating costs supporting revenue increases, in salaries to support our operational growth during the period and development cost in the Asia-Pacific markets.

Direct operating costs in the EFT Processing Segment represent costs of goods and services related to processing revenues and consist primarily of:

•	ATM installation costs

•	ATM site rentals

•	Costs associated with maintaining ATMs

•	ATM telecommunications

•	Interest on network cash and cash delivery

•	Security services to ATMs

These costs decreased 13% from the first quarter 2002 to the first quarter 2003. This decrease is primarily attributable to the sale of our U.K. network, offset by the increased cost of operating the increased number of ATMs mentioned above. Also, allocations within the Euronet operating companies were made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest; these direct operating costs included allocations of $1.1 million and $1.2 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

The components of direct operating costs for the three months ended March 31, 2003 and 2002 were:

	Three months ended March 31, (unaudited, in thousands)
	2003	2002
ATM communication	$810	$1,001
ATM cash filling and interest on network cash	1,255	1,711
ATM maintenance	927	1,015
ATM site rental	692	783
ATM installation	163	152
Transaction processing and ATM monitoring	1,484	1,310
All other	434	642

Total direct operating costs	$5,765	$6,614

As a percentage of this segment’s revenue, direct operating costs fell from 54% for the three months ended March 31, 2002 to 48% for the three months ended March 31, 2003. Excluding the one-time $0.8 million contract termination fee, direct operating costs for the quarter ended March 31, 2003 were 52% of this segment’s revenue. On a per-ATM basis, the direct operating costs fell 26% from $2,596 per ATM for the three months ended March 31, 2002 to $1,926 per ATM for the three months ended March 31, 2003.

Costs per transaction have decreased because of the combination of increasing transaction volumes on existing sites with a large fixed direct operating cost structure on these sites. On a per-transaction basis, the direct operating costs fell 42% from $0.42 per transaction for the three months ended March 31, 2002 to $0.25 per transaction for the three months ended March 31, 2003. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, there was an increase in the number of ATMs that we operate under ATM management agreements including those in the U.K. ATM network that were previously owned by us. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements cause us to bear some but not necessarily all expenses required to operate the ATM. For example, in the U.K. ATM network there were approximately $1.9 million in direct operating expenses in the first quarter of 2002 that were no longer incurred in the first quarter of 2003 as a result of the sale of the UK business and the simultaneous signing of the ATM outsourcing agreement. Finally, segment operating costs increased during the quarter ended March 31, 2003 over the quarter ended March 31, 2002 due to foreign currency fluctuations.

Segment salaries and benefits were $3.1 million for the three-month periods ended March 31, 2003 and March 31, 2002. Segment salaries and benefits decreased $0.4 million due to the sale of our U.K. subsidiary and the transfer of the employees to the buyer, offset by the increase of staff levels in our Asia markets and at the Budapest processing center which were required to maintain quality service in line with rising transaction volumes. As a percentage of this segment’s revenue, salaries and benefits increased from 25% for the three months ended March 31, 2002 to 26% for the three months ended March 31, 2003. Excluding the one-time $0.8 million contract termination fee, segment salary and benefits for the quarter ended March 31, 2003 were 28% of this segment’s revenue.

Selling, general and administrative costs of the EFT Processing Segment of $0.4 million increased $0.2 million from the three months ended March 31, 2002. This increase is largely the result of market development in our Asia-Pacific business and general and administrative expense at the Budapest processing center required to maintain quality of service in line with rising transaction volumes, offset by $0.3 million due to the sale of our U.K. ATM network.

Depreciation and amortization decreased $0.2 million to $1.8 million for the three months ended March 31, 2003. This decrease is due to the sale of our U.K. network, offset by the increase in deprecation of the computer and system facilities at our European operations center in Budapest which was placed in service in third quarter 2002 and increased ATMs in service as compared to the previous periods.

Operating Income

As a result of the factors discussed above and including the $0.8 million contract termination fee, the EFT Processing Segment as a whole improved operating income by $0.6 million as compared to the same three-month period last year, reporting operating income of $0.8 million for the three months ended March 31, 2003 as compared to operating income of $0.2 million for the three months ended March 31, 2002. Foreign currency fluctuations had a minimal effect on the change in operating income between the periods.

We are pursuing new business opportunities in Asia. If we are successful, as we expect to be, in securing required regulatory and other approvals to provide our services there, we will incur start-up expenses in 2003 that will exceed the amount of revenues we generate there for several quarters. Operating expenses are expected to exceed revenues by approximately $2.0 million over the next 12 to 15 months as we commence and expand operations in Asia. Capital expenditures over the same period are expected to be approximately $0.6 million related to these operations.

As part of an overall change in our financial budgeting procedures, commencing in the year 2003, we will establish the level of our expenditures for the EFT Processing Segment based on “base line” revenue assumptions that take into account only revenues from contracted business, without consideration of any new potential business. We expect that this approach will improve our ability to keep costs in line with revenues.

PREPAID PROCESSING SEGMENT

Purchase of e-pay

In February 2003, the Company purchased 100% of the share capital of e-pay, an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. This transaction is more fully described in Note 4 to the unaudited consolidated financial statements.

The following table presents the results of operations for the two months ended March 31, 2003 as included in our consolidated results of operations (unaudited, in thousands):

Two months ended March 31, 2003
Total revenues	$17,372

Direct operating cost	14,007
Salaries and benefits	812
Selling, general and administrative	411
Depreciation and amortization	618

Total operating expenses	15,848

Operating income	$ 1,524

The following table presents the pro forma condensed results of operations for the three months ended March 31, 2003 and 2002 as if e-pay had been included in our consolidated results of operations, including the effect of amortization of amortizable intangible assets acquired (unaudited, in thousands):

	Pro forma Three months ended March 31,
	2003	2002
Total revenues	$26,772	$7,314
Total operating expenses	24,299	7,508

Operating income	$2,473	$(194)

Revenues

e-pay was formed in 1999 and initiated its first transaction in the U.K. in 2000 and in Australia in 2001. The significant growth in the pro forma revenue and operating income for the quarter ended March 31, 2003 over March 31, 2002 is the result of the start-up of e-pay business complemented by the conversion of mobile operators from prepaid “top-up” using scratch card solutions to electronic processing solutions such as those provided by e-pay. Transactions processed for the months of February and March 2003 (the period included in our consolidated operating results for the three months ended March 31, 2003) were 12.0 million and, on a pro forma basis, 18.7 million for the full three month period. We do not expect these levels of growth rates to continue.

We recognize revenues in our Prepaid Processing Segment based on commission received from mobile and other telecommunication operators for the distribution and processing of prepaid mobile airtime and other telecommunication products.

Direct Costs

Direct operating costs in the Prepaid Processing Segment represent the commissions we pay to retail merchants for the POS distribution and sale of prepaid mobile airtime and other telecommunications products. These expenditures vary directly with processing revenues.

Operating Expenses other than Direct Costs

The Prepaid Processing Segment salary and selling, general and administrative expenses include sales, marketing, technical and other business support expenses. We do not expect these expenses to increase at the same rate as transactions and related processing revenues.

Depreciation and amortization includes $0.3 million for the two months ended March 31, 2003. This amortization relates to assigned amortizable intangible assets as described above.

SOFTWARE SOLUTIONS SEGMENT

	Three months ended March 31, (unaudited, in thousands)
	2003	2002
Total revenues	$3,894	$4,908

Direct operating cost	307	437
Salaries and benefits	2,375	2,447
Selling, general and administrative	695	570
Depreciation and amortization	275	232

Total operating expenses	3,652	3,686

Operating income/(loss)	$242	$1,222

Revenues

Software revenues are grouped into four broad categories:

•	Software license fees

•	Professional service fees

•	Maintenance fees

•	Hardware sales

Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consulting services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers’ software products. Hardware sales revenues are derived from the sale of computer products. Total software revenues decreased $1.0 million from $4.9 million for the three months ended March 31, 2002 to $3.9 million for the three months ended March 31, 2003.

The components of Software Solutions revenue for the three-month periods ended March 31, 2003 and 2002 were:

	Three months ended March 31, (unaudited, in thousands)
	2003	2002
Software license fees	$684	$2,188
Professional service fees	1,496	841
Maintenance fees	1,555	1,409
Hardware sales	159	469

Total	$3,894	$4,907

Software license fees decreased $1.5 million to $0.7 million for the three-month period ended March 31, 2003 from $2.2 million for the three-month period ended March 31, 2002. This decrease is due primarily to license fees that we obtained as part of the software license agreement with FNF during 2002 (see Note 11 to the unaudited consolidated financial statements). We recognized nil revenues related to the FNF software license agreement during the three-month ended March 31, 2003 and $1.3 million during the three months ended March 31, 2002. Approximately $0.4 million of license fees remain to be earned and recognized related to the FNF software license agreement; there is no specific date by which the services related to these fees must be utilized.

The increase in professional service fees of $0.7 million is due to more billable hours, service and consulting contract work that we performed in connection with the sale and installation of software during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Certain professional service fees are bundled in software license contracts and reported as license fees using the percentage of completion method.

Maintenance fees increased $0.1 million from the three months ended March 31, 2002 to the same period in 2003. First quarter 2002 included approximately $0.2 million in mandate fees. Mandates are required changes to our software products as mandated by card associations. The timing of these mandated changes varies, as does the revenue recognition. No such changes were required by the relevant card associations during the first quarter of 2003. The FNF software license agreement resulted in an increase of approximately $0.2 million due to recognition of the maintenance revenues related to the agreement with FNF as described in Note 11 to the unaudited consolidated financial statements. Approximately $0.5 million of maintenance revenues remain to be earned and recognized related to the FNF software license agreement through 2003. The remaining quarterly increase is due to the completion of contracts since March 2002, thereby initiating the maintenance aspect of those contracts, partially offset by termination of maintenance contracts by existing customers. We intend to continue securing long-term revenue streams through multiyear maintenance agreements with existing and new customers.

The decrease in hardware sales in 2003 from 2002 is mainly attributed to the $0.3 million hardware sale in 2002 related to software license agreement with FNF. Hardware sales are generally sporadic as they are an incidental component to our software license and professional services offerings. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. At March 31, 2003, the revenue backlog was $4.3 million as compared to $4.7 million at March 31, 2002. The FNF software license agreement represented $2.7 million of the March 31, 2002 backlog as compared to $0.4 million as of March 31, 2003. Strong sales in 2002 and 2003 have enabled us to replace the FNF license agreement within our backlog. We cannot assure you that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses consist primarily of:

•	Direct operating costs

•	Salaries and benefits

•	Selling, general and administrative

•	Depreciation and amortization

Direct operating costs consist of hardware costs and distributor commissions. The decrease in direct operating costs of $0.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 is primarily due a decrease in hardware costs related to the FNF software license agreement in 2002 partially offset by increased distributor commissions in 2003. We continue to pursue strategic distributor relationships for the sale of our software products. These relationships provide an avenue for efficient sales of our products to customers or geographic regions that may otherwise be restrictive.

Salary and benefits decreased marginally for the three-month period ended March 31, 2003 from the three-month period ended March 31, 2002 due to a slight increase in staff offset by capitalization of software development costs.

Selling, general and administrative expenses increased marginally to $0.7 million for the three months ended March 31, 2003 from $0.6 million for the three months ended March 31, 2002. This increase is primarily due to one-time credits and incentives received in 2002 related to the renegotiation of certain telecommunication contracts that did not recur in 2003.

Depreciation and amortization expense marginally increased to $0.3 million for the three months ended March 31, 2003 from $0.2 million for the three months ended March 31, 2002 due to the addition of $0.6 million in capitalized software development costs during 2002. Amortization of capitalized software development costs was $0.2 million for the three months ended March 31, 2003 and $0.1 million for the three months ended March 31, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for software products to be sold, leased or otherwise marketed were $0.9 million for both the three months ended March 31, 2003 and March 31, 2002.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. We capitalized $0.3 million in the three months ended March 31, 2003, as compared to $0.1 million capitalized during the three months ended March 31, 2002.

Operating Income

The Software Solutions Segment generated operating income of $0.2 million for the three months ended March 31, 2003 as compared to operating income of $1.2 million for the three months ended March 31, 2002. Excluding the impact of the FNF software license agreement revenue and related hardware revenue from both periods’ results, Software Solutions would have generated operating income of $0.2 million for the three months ended March 31, 2003 and an operating loss of $0.4 million for the three months ended March 31, 2002.

CORPORATE SERVICES

	Three months ended March 31, (unaudited, in thousands)
	2003	2002
Salaries and benefits	$620	$575
Selling, general and administrative	809	696
Depreciation and amortization	22	42

Total operating expenses	$1,451	$1,313

Operating Expenses

Operating expenses for Corporate Services marginally increased to $1.4 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.4 million for the three months ended March 31, 2003 as compared to $0.1 million for the three months ended March 31, 2002 reflecting primarily the interest e-pay earns on temporary cash investments.

Interest Expense

Interest expense decreased marginally to $1.6 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002. The decrease was primarily due to the partial cash redemption of the euro-denominated Senior Discount Notes in July 2002, which was substantially offset by an increase of $0.2 million in interest related to the Senior Discount Notes due to a weakening of the U.S dollar relative to the euro during 2002 as well as $0.2 million of interest on indebtedness incurred with the acquisition of e-pay.

Gain on Sale of Subsidiary

The gain on subsidiary of $18.0 million for the three months ended March 31, 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Gain/(Loss)

We had a net foreign exchange loss of $1.8 million for the three months ended March 31, 2003, compared to a net foreign exchange gain of $0.4 million for the three months ended March 31, 2002. This loss is primarily due to the weakening of the U.S dollar, particularly relative to the euro, during 2002. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities are denominated in euros, including capital lease obligations, the Senior Discount Notes, and cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax (Expense)/Benefit

Tax expense on income from continuing operations was $0.7 million for the quarter ended March 31, 2003 as compared to a tax benefit on income from continuing operations of $1.7 million for the quarter ended March 31, 2002. The first quarter 2003 tax expenses is due to $0.4 million in tax expense related to the Prepaid Processing Segment and $0.3 million in tax expense related to the EFT Processing Segment resulting from taxable income now being generated in several companies within these business segments. The income tax benefit for the quarter ended March 31, 2002 of $1.7 million was primarily due to the recognition of tax benefits for net operating losses.

Discontinued Operations

On January 4, 2002, we sold substantially all of the DASH assets to FNF for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported net income from the discontinued operations of DASH of nil for the three months ended March 31, 2003, and $3.1 million for the three months ended March 31, 2002.

On July 15, 2002, we sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos for €1 plus reimbursement of certain operating expenses. A loss on disposal of the France business of $0.1 million was recorded in 2002. The net income from France operations reported as discontinued operations was nil for the three-month periods ended March 31, 2003 and a net loss of $0.2 million for the three months ended March 31, 2002.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS 144. We previously reported France and DASH under the EFT Processing Segment.

Net Income

In summary, net income was $15.4 million during the three months ended March 31, 2003 compared to net income of $3.6 million for the three months ended March 31, 2002. This increase results primarily from:

•	the gain on the sale of Euronet U.K. of $18.0 million

•	income from continuing operations from the Prepaid Processing Segment of $1.5 million, offset by

•	an increase in net foreign exchange loss of $2.2 million

•	an excess of income tax expense over income tax benefit of $2.3 million and

•	a decrease in income from discontinued operations of $2.9 million

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2002, we had negative cash flow from operations. We funded operations and capital expenditures through proceeds from debt and equity offerings as well as through capital lease financing. As more fully described above, the Company funded the recent acquisition of e-pay with cash, debt and equity.

As of March 31, 2003, the Company had unrestricted cash and cash equivalents of $13.9 million, an increase of $1.9 million from $12.0 million as of December 31, 2002. We have restricted cash of $38.0 million as of March 31, 2003, including $33.2 million of cash held in trust and/or cash held on behalf of others in connection with the receipt and disbursement activities in the Prepaid Processing Segment. Cash flow increased by approximately $28.9 million during the quarter due to proceeds from the sale of the U.K. ATM network and decreased by $28.0 million due to the purchase of e-pay, net of cash acquired.

We reduced the amount of our long term Senior Discount Notes outstanding from $38.7 million at March 31, 2002 to $37.4 million at March 31, 2003. We did this primarily through a partial redemption of $9.0 million as more fully described in Note 11 to our consolidated financial statements for the year ended December 31, 2002. However, the weakening of the U.S. dollar relative to the euro during 2002 has significantly offset the impact of the partial redemption. We commenced cash payments of interest on Senior Discount Notes on January 1, 2003, and are required to continue to make such payments on a semi-annual basis on January 1 and July 1 through 2006. At current debt levels, we will be required to make approximately $2.3 million (€2.2 million) in interest payments on a semi annual basis through 2006 on January 1 and July 1 of each year. The remaining principal balance of Senior Discount Notes of approximately $37.4 million carrying value (approximately €35 million) will be due and payable on July 2006.

Since July 1, 2002, we may at any time exercise our right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes. As of March 31, 2003, the early redemption premium is 6% of the face value of the Senior Discount Notes redeemed. Starting July 1, 2003, the early redemption premium decreases to 4%, then to 2% July 1, 2004 and no premium from July 1, 2005 and thereafter.

In January 2003, we received net proceeds from the sale of our UK subsidiary of $28.9 million. We used all of those funds to pay the cash portion of the purchase price of e-pay, which we acquired in February 2003. In connection with the acquisition of e-pay, we incurred indebtedness to the former e-pay shareholders of $26.9 million (payable in British pounds sterling), which is composed of three separate elements:

•	Deferred purchase price in the amount of $8.5 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. Based upon current expected results of e-pay, we expect to be able to repay this amount by approximately February 2004.

•	Indebtedness of $7.4 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes is convertible in the aggregate into 647,282 shares of our Common Stock at the option of the holders, based upon an initial conversion price (subject to adjustment) of $11.43 per share. We may compel conversion of the entire amount of this indebtedness (effectively repaying it through the issuance of our Common Stock) when the average market price on the Nasdaq National Market of our Common Stock for 30 consecutive trading days exceeds $15.72 (subject to adjustment based on adjustments to the initial conversion price). We expect to repay this indebtedness through conversion or by compelling conversion if this benchmark is reached. If the debt does not convert or we are unable to compel conversion, we will either seek to repay it through available cash flows, if any, from our business or to refinance this debt.

•	Indebtedness of $11.0 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. Our current cash flow levels would be sufficient to make the semi-annual interest payments but would not be sufficient to repay this debt at maturity. We expect our cash flows to increase sufficiently to permit full repayment of this debt when it falls due. If our cash flows are insufficient for this purpose, we will seek to refinance this debt.

We intend to reduce our indebtedness under our Senior Discount Notes through repurchase of notes from time to time in exchange for equity as we have done in the past and/or through repayments as our cash flows permit. In the event we are not able to exchange debt for equity or repay the debt through cash flows, we will attempt to refinance this debt to decrease interest costs and, if possible, extend its repayment period if reasonable terms are available.

We offer no assurances that we will be able to obtain favorable terms for refinancing of any of our debt as described above.

In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 8% and 12% per year. As of March 31, 2003, we owed $6.4 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

In the Prepaid Processing Segment, we own approximately 25% of the 50,000 POS devices that we operate. The remaining 75% represent integrated cash register devices of our major retail customers. As the prepaid processing business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

Fixed asset purchases for 2003 are currently estimated to be in the range of $5.0 to $7.0 million.

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

Under the provisions of the ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the three months ended March 31, 2003, we issued 11,994 shares at a price of $6.53 per share, resulting in proceeds to us of approximately $0.1 million.

In February 2003, we made matching contributions of 28,015 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2002. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of March 31, 2003, total employer matching contributions since inception of the plan has consisted of 53,937 shares under the basic match and 16,274 shares under the discretionary matching contribution.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of March 31, 2003 (unaudited, in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (including interest)	$84,427	$6,091	$38,334	$40,002	$—
Capital leases (including interest)	7,370	3,771	3,049	462	88
Operating leases	9,020	2,053	3,210	2,710	1,047
Purchase obligations	15,054	6,453	8,112	489	—
Other long-term liabilities	—	—	—	—	—

Total	$115,871	$18,368	$52,705	$43,663	$1,135

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. We have no other significant off-balance sheet items.

BALANCE SHEET ITEMS

The Company’s March 31, 2003 balance sheet has changed significantly compared to December 31, 2002, due to the acquisition of e-pay.

e-pay is responsible for the collection of cash receipts from the retailer for remittance to the telecommunication provider. Cash is collected into designated trust accounts classified as restricted cash balances that are not available for our operating business activities. This results in significant current assets held in restricted cash and trade accounts receivable due from retailers, and a corresponding liability to the telecommunications provider classified as accounts payable/accrued expense that substantially offsets this amount. Additionally, the acquisition of e-pay was made at a significant premium to the underlying historical cost basis of the e-pay assets, resulting in significant goodwill and other intangible assets as further described below.

Cash and cash equivalents

Cash and cash equivalents increased to $13.9 million at March 31, 2003 from $12.0 million at December 31, 2002 primarily due to the following activity:

•	cash flow from operations of $6.3 million

•	net proceeds from exercise of stock options, warrants and employee share purchases of $0.6 million

•	net proceeds from the sale of our U.K. ATM network of $24.4 million, offset by

•	the purchase of e-pay of $28.0 million

•	the cash purchase of $0.5 million of fixed assets and other long-term assets

•	lease repayments of $1.1 million

Restricted cash

Restricted cash increased to $38.0 million at March 31, 2003 from $4.4 million at December 31, 2002 primarily due to the acquisition of e-pay. Approximately $33.2 million of the restricted cash is held in trust accounts by our Prepaid Processing Segment on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The remainder is held as security with respect to cash provided by banks participating in our ATM network.

Trade accounts receivable

Trade accounts receivable increased to $36.2 million at March 31, 2003 from $8.4 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $27.6 million represents the trade accounts receivable of our Prepaid Processing Segment which related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Assets held for sale

Assets held for sale as of December 31, 2002 represent the net assets for our U.K. ATM network subsidiary which was sold in January 2003 as discussed in Note 5 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment decreased to $21.3 million as of March 31, 2003 from $21.4 million at December 31, 2002. This decrease results from depreciation and amortization in excess of fixed asset purchases. This is a result of our strategy to operate ATMs under outsourcing service arrangements rather own and deploy ATMs, thus reducing the required less capital expenditures for ATMs.

Intangible assets

Net intangible assets increased to $80.2 million at March 31, 2003 from $1.8 million at December 31, 2002. The increase from December 31, 2002 to March 31, 2003 is primarily due to the purchase of e-pay in February 2003. Of the total purchase price, $13.9 million has been allocated to amortizable intangible assets acquired and $64.7 million has been allocated to goodwill and other intangibles with indefinite useful lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

Other assets

Other assets remained unchanged at $2.9 million from December 31, 2002 to March 31, 2003.

Current liabilities

Current liabilities increased to $87.2 million at March 31, 2003 from $19.8 million at December 31, 2002 due to the following activity:

•	an increase in trade accounts payable of $47.6 million due primarily to the purchase of e-pay. Of this increase, $46.1 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

•	an increase in other accrued expenses of $25.1 million due primarily to the purchase of e-pay. Of this increase, $17.5 million is primarily related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

•	an increase in accrued interest on notes payable of $1.4 million related to the Senior Discount Notes and the indebtedness incurred with the purchase of e-pay

•	offset by a decrease in the current portion of capital lease obligations of $0.6 million

Liabilities held for sale

Liabilities held for sale as of December 31, 2002 represent the net liabilities for our U.K. subsidiary which was sold in January 2003 as discussed in Note 5 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $6.4 million at March 31, 2003 from $7.7 million at December 31, 2002. This results from the excess of lease payments of $1.1 million over new capital lease obligations of $0.1 million, and $0.4 million of leases paid on our behalf in connection with the sale of the U.K. ATM network. The new capital leases are generally for a term of 3 to 5 years. Our strategic business focus to operate ATM’s through outsourcing contracts rather than through ownership and deployment should continue to allow for further reductions in capital leases as current lease obligations continue to be paid off.

Notes payable

Notes payable increased to $64.0 million at March 31, 2003 from $36.3 million at December 31, 2002 primarily due to the indebtedness incurred with the purchase of e-pay. A summary of the activity for the three months ended March 31, 2003 is as follows (unaudited, in thousands):

	e-pay Notes	Senior Discount Notes	Total
	payable in pounds sterling	payable in euros
Balance at December 31, 2002	$—	$36,318	$36,318
Indebtedness incurred	26,867	—	26,867
Accretion of discount	—	11	11
Unrealized foreign exchange (gain)/loss	(270)	1,090	820

Balance at March 31, 2003	$26,597	$37,419	$64,016

Total Stockholders’ Equity

Total stockholders’ equity increased to $40.1 million at March 31, 2003 from $6.2 million at December 31, 2002. This results from the following activity:

•	$15.4 million in net income for the three months ended March 31, 2003, including a gain on the sale of our U.K. subsidiary of $18.0 million

•	$18.0 million in Common Stock issued to the former shareholders of e-pay in connection with the purchase of e-pay

•	$0.4 million in proceeds from the exercise of options and warrants and employee stock purchases

•	$0.2 million in Common Stock issued as the employer-matching portion of employees’ 401(k) contributions

CRITICAL ACCOUNTING POLICIES

For details of critical accounting policies please refer to the audited consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

EITF 00-21

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables” (EITF 00-21). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. We will adopt this new accounting effective July 1, 2003. We are currently evaluating the potential impact, if any, the adoption of EITF 00-21 will have on our financial position and results of operations.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. SFAS 149 has multiple effective date provisions depending on the nature of the amendment to SFAS 133. We are currently evaluating the potential impact, if any, the adoption of SFAS 149 will have on our financial position and results of operations.

At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition.” Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. We have discontinued recording losses on the equity method investment in our subsidiary in Indonesia. If we make additional investments in this subsidiary, we would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of the subsidiary.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services

•	Foreign exchange fluctuations

•	Competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone services

•	Our relationships with our major customers, sponsor banks in various markets and international card organizations, including the risk of contract terminations with major customers

•	Changes in laws and regulations affecting our business

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the three months ended March 31, 2003, 78% of our revenues were generated in Poland, Hungary, Australia, the United Kingdom and Germany as compared to 61% in the three months ended March 31, 2002. This increase is due to the overall increase in revenues for our operations, including in these five countries and particulary due to the acquisition of e-pay in the U.K. and Australia which accounted for 52% of the revenues for the three months ended March 31, 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the United Kingdom and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $3.1 million increase in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro than against the dollar. Accordingly, we believe that our euro-denominated debt provides, in the medium to long term, for a closer matching of assets and liabilities than would dollar-denominated debt.

Interest Payments

Beginning January 1, 2003, interest payments of approximately €2.2 million (estimated $2.3 million as of March 31, 2003) are payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates are January 1 and July 1, with the final interest payment due on July 1, 2006. The first payment due January 1, 2003 was made on December 30, 2002. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid.

In April 2003, we made our first interest payment on our debt incurred with the purchase of e-pay. Annual interest payments total approximately £1.2 million (estimated $1.9 million as of March 31, 2003) with the final interest payment due on February 19, 2005. Approximately $0.5 million of these interest payments are payable quarterly from the cash flows from the Prepaid Processing Segment, with the remainder payable semi-annually.

We currently anticipate making these interest payments largely from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in pounds sterling or euro or euro-linked denominations. We will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2003 we issued 2,497,504 shares of our common stock (“Euronet Stock”)to the shareholders of e-pay, Limited. We also executed promissory notes totaling $26.9 million of which $7.4 million are convertible (the “Convertible Notes”) into Euronet Stock at the option of the holders at a conversion price of $11.43 per share, or 647,282 shares. The Euronet securities issued in this transaction were issued in reliance on the exemption from registration under Regulation S. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

The Convertible Notes may be redeemed by Euronet, in whole but not in part, under certain conditions, including if the average market price of the Euronet Stock over a thirty consecutive trading day period exceeds $15.72, for Euronet Stock at a redemption price of $11.43 per share. The conversion price and the redemption price are subject to customary anti-dilution provisions.

We agreed to file with the SEC a registration statement to enable the public resale of the Euronet Stock received by the former shareholders of e-pay and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC (i) as promptly as practicable with respect to any Euronet Stock issued upon the redemption of the Convertible Notes and (ii) not later than 12 months following the closing of the acquisition with respect to the Euronet Stock issued at the time of closing or upon conversion of the Convertible Notes.

The shares of common stock issued at the closing of the transaction and issuable upon conversion of the Convertible Notes may not be transferred by the holders thereof prior to February 18, 2004. Euronet Stock issuable upon the redemption of the Convertible Notes may be transferred prior to February 18, 2004 pursuant to the registration statement as soon as it is declared effective by the SEC.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

Exhibit 3.1

—Amendment No. 2 to the Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to Euronet Worldwide, Inc.’s current report on Form 8-K filed with the SEC on March 24, 2003, and incorporated by reference herein)

Exhibit 10.1

—Euronet Worldwide, Inc. Employee Stock Purchase Plan (as adopted effective February 25, 2003) (filed as Exhibit A to Euronet Worldwide, Inc.’s Definitive Proxy Statement filed with the SEC on April 23, 2003, and incorporated by reference herein)

Exhibit 99.1	—Risk Factors

Exhibit 99.2	—Certification by Chief Executive Officer

Exhibit 99.3	—Certification by Chief Financial Officer

(b) Reports on Form 8-K

On February 3, 2003, the Company filed a current report on Form 8-K reporting events and information under Item 2 (“Acquisition or Disposition of Assets”) and Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”).

On February 19, 2003, the Company filed a current report on Form 8-K reporting events and information under Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) and Item 9 (“Regulation FD Disclosure”).

On March 6, 2003, the Company filed a current report on Form 8-K reporting events and information under Item 2 (“Acquisition or Disposition of Assets”) and Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”).

On March 12, 2003, the Company filed a current report on Form 8-K reporting events under Item 5 (“Other Events”) and Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”).

On March 24, 2003, the Company filed a current report on Form 8-K reporting events under Item 5 (“Other Events”) and Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

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

Date: May 15, 2003

/s/ MICHAEL J. BROWN
Michael J. Brown
Chairman and Chief Executive Officer

CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER

I, Rick L. Weller, Chief Financial Officer and Chief Accounting Officer, certify that:

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

Date: May 15, 2003

/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1

Amendment No. 2 to the Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to Euronet Worldwide, Inc.’s current report on Form 8-K filed with the SEC on March 24, 2003, and incorporated by reference herein)

Exhibit 10.1

Euronet Worldwide, Inc. Employee Stock Purchase Plan (as adopted effective February 25, 2003) (filed as Exhibit A to Euronet Worldwide, Inc.’s Definitive Proxy Statement filed with the SEC on April 23, 2003, and incorporated by reference herein)

Exhibit 99.1	Risk Factors

Exhibit 99.2	Certification by Chief Executive Officer

Exhibit 99.3	Certification by Chief Financial Officer