Form 10-Q
period 2003-06-30
EURONET WORLDWIDE INC
filed 2003-08-14
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2003, the Company had 26,681,768 common shares outstanding.

PART 1—FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of Euronet Worldwide, Inc. (“Euronet” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

ITEM 1.    FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except for share and per share data)

(Unaudited)

	As of
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,080	$12,021
Restricted cash and cash held on behalf of others	45,338	4,401
Trade accounts receivable, net of allowances for doubtful accounts of $489 at June 30, 2003 and $484 at December 31, 2002	40,758	8,380
Earnings in excess of billings on software installation contracts	859	334
Deferred income taxes	1,543	426
Assets held for sale	—	10,767
Prepaid expenses and other current assets	7,946	3,537

Total current assets	109,524	39,866
Property, plant and equipment, net	20,611	21,394
Goodwill	61,882	1,834
Deferred income taxes	201	1,064
Other assets, net	19,669	2,401

Total assets	$211,887	$66,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,538	$2,989
Current installments of obligations under capital leases	2,613	3,447
Accrued expenses and other current liabilities	27,504	4,979
Deferred income tax	543	—
Short-term borrowings	768	380
Advance payments on contracts	2,581	2,966
Accrued interest on notes payable	633	—
Liabilities held for sale	—	3,537
Billings in excess of earnings on software installation contracts	2,280	1,471

Total current liabilities	97,460	19,769
Obligations under capital leases, excluding current installments	2,820	4,301
Notes payable	65,633	36,318
Deferred income tax	3,388	—
Other long-term liabilities	3,495	—

Total liabilities	172,796	60,388

Stockholders’ equity:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 26,663,132 shares at June 30, 2003 and 23,883,072 shares at December 31, 2002	535	480
Additional paid in capital	156,683	137,426
Treasury stock	(145)	(145)
Employee loans for stock	(427)	(427)
Accumulated deficit	(117,011)	(129,655)
Restricted reserve	784	784
Accumulated other comprehensive loss	(1,277)	(2,334)
Other	(51)	42

Total stockholders’ equity	39,091	6,171

Total liabilities and stockholders’ equity	$211,887	$66,559

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
EFT processing services	$12,169	$12,909	$24,058	$25,086
Prepaid processing services	32,192	—	49,564	—
Software and related services	3,780	4,616	7,619	9,479

Total	48,141	17,525	81,241	34,565

Operating expenses:
Direct operating costs	32,134	6,743	52,139	13,749
Salaries and benefits	7,492	6,162	14,367	12,240
Selling, general and administrative	2,635	1,565	4,948	3,066
Depreciation and amortization	3,096	2,102	5,852	4,411

Total operating expenses	45,357	16,572	77,306	33,466

Operating income	2,784	953	3,935	1,099

Other income (expenses)
Interest income	273	84	626	164
Interest expense	(1,914)	(1,707)	(3,521)	(3,361)
Gain on sale of U.K. subsidiary	0	0	18,001	0
Equity in income from investee companies	97	0	134	0
Loss on early retirement of debt	0	(164)	0	(164)
Foreign exchange loss, net	(3,120)	(3,813)	(4,959)	(3,401)

Total other income (expense)	(4,664)	(5,600)	10,281	(6,762)

Income (loss) from continuing operations before income taxes and minority interest	(1,880)	(4,647)	14,216	(5,663)
Income tax (expense) benefit	(895)	(262)	(1,570)	1,403

Income (loss) from continuing operations before minority interest	(2,775)	(4,909)	12,646	(4,260)
Minority interest	0	21	0	47

Income (loss) from continuing operations	(2,775)	(4,888)	12,646	(4,213)

Discontinued operations:
Income (loss) from operations of discontinued U.S. and France components	(2)	226	(2)	4,988
Income tax expense	0	(78)	0	(1,935)

Income (loss) from discontinued operations	(2)	148	(2)	3,053

Net income (loss)	(2,777)	(4,740)	12,644	(1,160)
Translation adjustment	1,010	1,048	1,057	430

Comprehensive income (loss)	$(1,767)	$(3,692)	$13,701	$(730)

Income (loss) per share – basic:
Income (loss) from continuing operations per share	$(0.10)	$(0.21)	$0.49	$(0.18)
Income from discontinued operations per share	0.00	0.00	0.00	0.13

Net income (loss) per share	$(0.10)	$(0.21)	$0.49	$(0.05)

Basic weighted average outstanding shares	26,559,343	23,076,258	25,887,326	22,776,573

Income (loss) per share – diluted:
Income (loss) from continuing operations per share	$(0.10)	$(0.21)	$0.44	$(0.18)
Income from discontinued operations per share	0.00	0.00	0.00	0.13

Net income (loss) per share	$(0.10)	$(0.21)	$0.44	$(0.05)

Diluted weighted average outstanding shares	26,559,343	23,076,258	28,514,859	22,776,573

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2003	2002
Net income (loss)	$12,644	$(1,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,852	4,411
Unrealized foreign exchange loss	4,671	4,665
Gain on sale of subsidiary	(18,001)	—
Gain on sale of discontinued operations, net of tax	—	(2,988)
Deferred income tax benefit (expense)	1,587	(1,857)
Increase in assets and liabilities held for sale	—	1,941
Accretion of discount on notes payable	20	2,461
Gain on extinguishment of debt	—	164
Change in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in restricted cash	(15,339)	108
Decrease in trade accounts receivable	15,005	1,471
(Increase) decrease in prepaid expenses and other current assets	(2,538)	1,076
Decrease in trade accounts payable	(2,221)	(2,163)
Increase (decrease) in accrued expenses and other liabilities	4,846	(1,574)
Increase (decrease) in billings in excess of costs and estimated earnings on software installation costs	809	(536)
Other	521	(466)

Net cash provided by operating activities	7,856	5,553

Cash flows from investing activities:
Fixed asset purchases	(1,559)	(3,131)
Proceeds from sale of fixed assets	200	225
Purchase of intangible and other long-term assets	(625)	(1,150)
Acquisition, net of cash acquired	(26,751)	—
Proceeds from sale of subsidiary	24,418	—
Purchase of restricted certificates of deposits	—	(4,250)

Net cash used in investing activities	(4,317)	(8,306)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	1,341	15,184
Repayment of notes payable	(1,790)	—
Repayment of credit facility	—	(2,000)
Repayment of obligations under capital leases	(2,222)	(3,424)
Proceeds from (repayment of) other borrowings	388	(806)
Increase in subscriptions receivable	(94)	—

Net cash (used in) provided by financing activities	(2,377)	8,954

Effect of exchange differences on cash	(103)	(280)
Proceeds from sale of discontinued operations	—	5,872
Cash used in discontinued operations	—	(65)
Net increase in cash and cash equivalents	1,059	11,728
Cash and cash equivalents at beginning of period	12,021	7,622

Cash and cash equivalents at end of period	$13,080	$19,350

See accompanying notes to unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet and subsidiaries have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002, the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2002 set forth in the Company’s Form 10-K.

Revenue And Operating Expense For Prepaid Processing

The Company derives its prepaid processing revenues through the processing of sales of mobile phone top-ups and international calling cards. Revenue is recognized when a transaction has been processed or delivery has been made, as there are no significant vendor obligations remaining and collection is probable.

Revenue related to the processing of sales of mobile phone top-ups and international calling cards represents commissions received from network or service providers. All revenues exclude value added tax. The related operating expense for these transactions represents the net amount due to retailers using the e-pay Ltd. (“e-pay”) infrastructure. In certain cases the Company is not responsible for collection of cash from the retailer. In such instances, no operating expense is recorded for the transaction.

SFAS 150

In May 2003, Statement of Financial Accounting Standard No. 105 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity or temporary equity, as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

SFAS 143—Stock-based Employee Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(2,777)	$(4,740)	$12,644	$(1,160)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,002	1,282	2,198	2,106

Pro forma net income (loss)	$(3,779)	$(6,022)	$10,446	$(3,266)

Earnings (loss) per share:
Basic—as reported	$(0.10)	$(0.21)	$0.49	$(0.05)
Basic—pro forma	$(0.14)	$(0.26)	$0.40	$(0.14)

Diluted—as reported	$(0.10)	$(0.21)	$0.44	$(0.05)
Diluted—pro forma	$(0.14)	$(0.26)	$0.37	$(0.14)

Pro forma impact reflects only options granted since December 31, 1995; therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

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

FIN 45

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of January 1, 2003 and evaluated the adoption of the remainder of FIN 45. The adoption of FIN 45 did not have a material impact on the Company’s financial position or result of operations.

FIN 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position and results of operations.

There have been no further significant additions to or changes in the accounting policies of the Company since December 31, 2002.

NOTE 3—EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive earnings per share reflect the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable. The effect of potential common stock (options and warrants outstanding) is antidilutive for periods in which a net loss occurs. Accordingly, diluted net loss per share does not assume the exercise of outstanding stock options and warrants. The potentially dilutive effect of outstanding stock options and warrants is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	26,559,343	23,0726,258	25,887,326	22,776,573
Convertible warrants outstanding	140,090	184,616	119,319	194,133
Stock options outstanding*	2,339,697	2,972,414	2,029,945	3,129,219
Convertible debt	0	0	478,269	0

Potentially diluted weighted average shares outstanding	29,039,130	26,233,288	28,514,859	26,099,925

*	Includes options with strike price below the average fair market value of Euronet common shares during the period.

The table above does not reflect options of 3,708,275 for the six months ended June 30, 2003 and 3,398,521 for the three months ended June 30, 2003 that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options.

NOTE 4—BUSINESS COMBINATION

In accordance with Statement of Financial Accounting No. 141, “Business Combinations” (SFAS 141), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations prepared by an independent third party appraisal firms using estimates and assumptions provided by management. The intangible assets recorded as a result of the e-pay acquisition are not deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Purchase of e-pay

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), a company based in the U.K. e-pay is an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through point-of-sale (POS) terminals in retail outlets. e-pay currently processes top-up sales at more than 50,000 points of sale, including the mobile operators’ own retail outlets, major retail chains and independent retail outlets. In addition to the U.K. and Australia operations, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 2,600 POS terminals in Malaysia.

In connection with the acquisition on May 28, 2003, Euronet increased the size of its Board of Directors by one member and nominated and recommended for election a new Class III director, Paul Althasen, formerly an e-pay shareholder. Subsequently, Mr. Althasen was elected to the Board of Directors.

The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital and intangible assets, such as customer relationships, computer software, trademarks and trade names and goodwill. A substantial amount of the purchase price was allocated to intangible assets including goodwill.

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

The following table summarizes the total cost of the acquisition of e-pay (unaudited, in thousands):

Note: All amounts are included as of the purchase price date. Certain small changes are ongoing, due to foreign exchange fluctuations and minor adjustments to acquisition costs.

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

Assets Acquired

Note: All amounts are included as of the purchase price date. Certain small changes are ongoing, due to foreign exchange rates and minor reallocations of consideration.

Under the purchase method of accounting, the total purchase price was allocated to acquired tangible and intangible assets based on a preliminary estimate of their fair values as determined by management and a third-party appraisal at the completion of the acquisition. The purchase price was allocated as follows (unaudited, in thousands):

Description	Amoritization Period	Amount
Customer relationships	8 years	$12,820
Software	5 years	1,038
Trademark and trade name	indefinite	3,433

Goodwill	N/A	61,249

Total intangible assets	—	78,540
Net tangible assets and working capital	various	1,810
Deferred tax liability	N/A	(4,157)

Total purchase price	—	$76,193

Of the total estimated purchase price, approximately $64.7 million has been allocated to goodwill and other intangibles with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to December 31, 2001, will not be amortized but instead will be evaluated for impairment at least annually (more frequently if certain indicators are present). In the event that the management determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Euronet and e-pay as if the acquisition had occurred as of the beginning of the periods presented. Adjustments have been made to the results of operations for the periods reflecting amortization of purchased intangibles and interest expense, net of tax, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or of Euronet that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Euronet.

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2003 (unaudited, in thousands):

	Six months ended June 30, 2003
	As reported	Acquisition of e-pay	Pro forma
Revenues	$81,241	$9,400	$90,641
Income from continuing operations	12,646	828	13,474
Net income	12,644	828	13,472

Income per share—basic
Income from continuing operations	$0.49		$0.52
Net income	$0.49		$0.52

Income per share—diluted
Income from continuing operations	$0.44		$0.47
Net income	$0.44		$0.47

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2002 (unaudited, in thousands):

	Six months ended June 30, 2002
	As reported	Acquisition of e-pay	Pro forma
			(adjusted for inclusion of e-pay results)
Revenues	$34,565	$17,432	$51,997
Income from continuing operations	(4,213)	(678)	(4,891)
Net income	(1,160)	(678)	(1,838)

Income (loss) per share—basic
Income from continuing operations	$(0.18)		$(0.19)
Net income	$(0.05)		$(0.07)

Income (loss) per share—diluted
Income from continuing operations	$(0.18)		$(0.19)
Net income	$(0.05)		$(0.07)

NOTE 5—SALE OF SUBSIDIARY

Sale of U.K. ATM Network

In January 2003, the Company sold 100% of the shares in its United Kingdom subsidiary, Euronet Services (U.K.) Ltd. (or “Euronet U.K.”) to Bridgepoint Capital Limited (or “Bridgepoint”). This transaction was effected through a Share Purchase Agreement (the “Acquisition Agreement”) whereby EFT Services Holding B.V. (“Euronet Holding”), a Netherlands corporation and a wholly owned subsidiary of Euronet, sold all of its shares of Euronet U.K. to Bank Machine (Acquisitions) Limited (“BMAL”), a United Kingdom company owned by Bridgepoint, for approximately $29.4 million in cash, subject to certain working capital adjustments. Of this amount, $1.0 million was placed in escrow or otherwise retained subject to the completion and settlement of certain post-closing matters and adjustments, with the remainder paid in cash at closing. The Acquisition Agreement provides that the benefits and burdens of ownership of the shares and all employees of Euronet U.K. were transferred to Bridgepoint effective as of January 1, 2003. Euronet Worldwide, Euronet Holding and BMAL are parties to the Acquisition Agreement. The Acquisition Agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the United Kingdom, including a “Tax Deed” providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to the periods prior to January 1, 2003, but arise after the sale.

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed an ATM and Gateway Services Agreement (the “Services Agreement”) under which Euronet’s

Hungarian subsidiary, Euronet Adminisztracios Kft. (“Euronet Hungary”), will provide ATM operating, monitoring, and transaction processing services (“ATM Services”) to Bank Machine Limited through December 31, 2007. The services provided by Euronet Hungary are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint.

Management has allocated $4.5 million of the total sale proceeds of $29.4 million to the Services Agreement. This amount will be accrued to revenues on a straight-line basis over the five-year contract term beginning January 1, 2003. This amount represents management’s best estimate of the fair value of the services to be provided under the agreement.

The results of operations of Euronet U.K. continue to be included in continuing operations due to the ongoing revenues generated under the Services Agreement.

Gain on Sale

The following table summarizes the gain on the sale of Euronet U.K. (unaudited, in thousands):

Sale price of Euronet U.K.	$29,423
Less: Portion of sale price attributed to value of ATM Services	(4,500)

Total consideration received attributed to Purchase Agreement	24,923
Less: Net transaction and settlement costs	(505)

Net cash consideration received	24,418
Less: value of net assets removed as of December 31, 2002
Euronet U.K. assets removed	(10,326)
Euronet U.K. liabilities removed	3,537
Other liabilities removed	372

Gain on sale	$18,001

Euronet U.K.’s assets and liabilities were classified as held for sale as of December 31, 2002, a summary of which is as follows (unaudited, in thousands):

As of December 31, 2002
Current assets	$1,240
Fixed assets	9,086

Total assets held for sale	$10,326

Current liabilities	$2,866
Long-term liabilities	671

Total liabilities held for sale	$3,537

NOTE 6—BUSINESS SEGMENT INFORMATION

For the quarter ended June 30, 2003, Euronet operated in three business segments: (i) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the “EFT Processing Segment”); (ii) a segment that provides electronic prepaid recharge, or top-up, services for retailer stores and mobile telephone operators (the “Prepaid Processing Segment”); and (iii) a segment that produces application software and solutions for payment and transaction delivery systems (the “Software Solutions Segment”). These business segments are supported by a corporate service segment, which provides corporate and other administrative services to the three business segments (the “Corporate Services Segment”). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, foreign exchange gain (loss), and minority interest not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period’s presentation.

The following tables present the segment results of the Company’s operations for the three-month and six-month periods ended June 30, 2003 and 2002 (unaudited, in thousands):

	Three months ended June 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$12,243	$32,192	$3,850	$—	$48,285	$(144)	$48,141

Direct operating cost	5,904	26,078	201	—	32,183	(49)	32,134
Salaries and benefits	3,022	1,495	2,341	635	7,493	(1)	7,492
Selling, general and administrative	249	963	670	814	2,696	(61)	2,635
Depreciation and amortization	1,874	940	266	21	3,101	(5)	3,096

Total operating expenses	11,049	29,476	3,478	1,470	45,743	(116)	45,357

Operating income (loss)	1,194	2,716	372	(1,470)	2,812	(28)	2,784

Interest income	6	254	2	11	273	—	273
Interest expense	(166)	(2)	—	(1,746)	(1,914)	—	(1,914)
Income—unconsolidated companies	(1)	114	—	(16)	97	—	97
Foreign exchange (loss) gain, net	—	—	—	(3152)	(3,152)	32	(3,120)

Total other (expense) income	(161)	366	2	(4,903)	(4,696)	32	(4,664)

Income (loss) from continuing operations before income taxes and minority interest	$1,033	$3,082	$374	$(6,373)	$(1,884)	$4	$(1,880)

Segment assets as of June 30, 2003	$37,915	$160,899	$6,742	$6,847	$212,403	$(516)	$211,887
Fixed assets as of June 30, 2003	$17,759	$2,041	$771	$72	$20,642	$(32)	$20,611

	Three months ended June 30, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$12,934	$—	$4,761	$—	$17,695	$(170)	$17,525

Direct operating cost	6,699	—	114	—	6,813	(70)	6,743
Salaries and benefits	3,058	—	2,689	415	6,162	—	6,162
Selling, general and administrative	178	—	632	755	1,565	—	1,565
Depreciation and amortization	1,979	—	251	(86)	2,144	(42)	2,102

Total operating expenses	11,914	—	3,686	1,084	16,684	(112)	16,572

Operating income (loss)	1,020	—	1,075	(1,084)	1,011	(58)	953

Interest income	14	—	65	5	84	—	84
Interest expense	(283)	—	—	(1,424)	(1,707)	—	(1,707)
Loss on early retirement of debt	—	—	—	(164)	(164)	—	(164)
Foreign exchange loss, net	—	—	—	(3,813)	(3,813)	—	(3,813)

Total other (expense) income	(269)	—	65	(5,396)	(5,600)	—	(5,600)

Income (loss) from continuing operations before income taxes and minority interest	$751	$—	$1,140	$(6,480)	$(4,589)	$(58)	$(4,647)

Minority interest	$21	$—	$—	$—	$21	$—	$21
Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$66,559	$—	$66,559
Fixed assets as of December 31, 2002	$20,431	$—	$854	$109	$21,394	$—	$21,394

	Six months ended June 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$24,204	$49,564	$7,744	$—	$81,512	$(271)	$81,241

Direct operating cost	11,669	40,085	508	—	52,262	(123)	52,139
Salaries and benefits	6,089	2,307	4,716	1,255	14,367	—	14,367
Selling, general and administrative	701	1,374	1,365	1,623	5,063	(115)	4,948
Depreciation and amortization	3,720	1,558	541	43	5,862	(10)	5,852

Total operating expenses	22,179	45,324	7,130	2,921	77,554	(248)	77,306

Operating income (loss)	2,025	4,240	614	(2,921)	3,958	(23)	3,935

Interest income	14	472	4	136	626	—	626
Interest expense	(358)	(4)	—	(3,159)	(3,521)	—	(3,521)
Gain on sale of U.K. subsidiary	—	—	—	18,001	18,001	—	18,001
Income from unconsolidated investee companies	(1)	169	—	(34)	134	—	134
Foreign exchange gain (loss), net	—	—	—	(4991)	(4,991)	32	(4,959)

Total other (expense) income	(345)	637	4	9,953	10,249	32	10,281

Income from continuing operations before income taxes and minority interest	$1,680	$4,877	$618	$7,032	$14,207	$9	$14,216

Segment assets as of June 30, 2003	$37,915	$160,899	$6,742	$6,847	$212,403	$(516)	$211,887
Fixed assets as of June 30, 2003	$17,759	$2,041	$771	$72	$20,642	$(31)	$20,611

	Six months ended June 30, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$25,111	$—	$9,669	$—	$34,780	$(215)	$34,565

Direct operating cost	13,313	—	551	—	13,864	(115)	13,749
Salaries and benefits	6,114	—	5,136	990	12,240	—	12,240
Selling, general and administrative	413	—	1,202	1,451	3,066	—	3,066
Depreciation and amortization	4,014	—	483	(44)	4,453	(42)	4,411

Total operating expenses	23,854	—	7,372	2,397	33,623	(157)	33,466

Operating income (loss)	1,257	—	2,297	(2,397)	1,157	(58)	1,099

Interest income	25	—	130	9	164	—	164
Interest expense	(567)	—	—	(2,794)	(3,361)	—	(3,361)
Loss on early retirement of debt	—	—	—	(164)	(164)	—	(164)
Foreign exchange loss, net	—	—	—	(3,401)	(3,401)	—	(3,401)

Total other (expense) income	(542)	—	130	(6,350)	(6,762)	—	(6,762)

Income (loss) from continuing operations before income taxes and minority interest	$715	$—	$2,427	$(8.747)	$(5,605)	$(58)	$(5,663)

Minority interest	$47	$—	$—	$—	$47	$—	$47
Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$66,559	$—	$66,559
Fixed assets as of December 31, 2002	$20,431	$—	$854	$109	$21,394	$—	$21,394

Total revenues for the six-month periods ended June 30, 2003 and June 30, 2002, and long-lived assets as of June 30, 2003 and December 31, 2002 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues
	For the six month ended June 30,		Long-lived Assets
	2003	2002	As of June 30, 2003	As of December 31, 2002
United States	$7,747	$9,669	$771	$854
Germany	6,659	5,437	2,599	2,741
Poland	7,777	5,946	6,990	8,223
Hungary	3,626	3,716	5,418	6,703
U.K.	35,126	6,450	1,072	—
Australia	14,295	—	743	—
Czech Republic	2,175	1,273	2,032	2,014
Other	3,836	2,074	986	859

Total	$81,241	$34,565	$20,611	$21,394

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing segments. All revenues generated by Software Solutions Segment activities are attributed to the United States. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 7—DISCONTINUED OPERATIONS

Sale of U.S. EFT Processing Business

On January 4, 2002, the Company concluded an asset purchase agreement with Fidelity National Financial, Inc. (“FNF”), formerly ALLTEL Information Systems, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to FNF for $6.8 million in cash. DASH was a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction.

The Company also entered into a significant software license agreement with FNF. See Note 11 to the unaudited consolidated financial statements for a description of this agreement.

Sale of France EFT Processing Business

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos Origin S.A. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. The Company incurred a loss on disposal of the France business of $0.1 million.

As a result of the above, the results from operations from France and DASH have been removed from continuing operations for the three months and six months ended June 30, 2002 in accordance with SFAS 144. France and DASH were previously reported in the EFT Processing Segment.

The summary operating results of discontinued operations for the three months and six months ended June 30, 2002 are as follows (unaudited, in thousands):

	Three months ended			Six months ended
	June 30, 2002			June 30, 2002
	DASH	France	Total	DASH	France	Total
Revenues	$—	$241	$241	$101	$435	$536
Operating expenses	—	302	302	3	603	606

Operating (loss) income	—	(61)	(61)	98	(168)	(70)
Other (expense) income	—	406	406	—	332	332
(Loss) gain on disposal	—	(119)	(119)	4,845	(119)	4,726

Income before taxes	—	226	226	4,943	45	4,988
Income tax expense	—	(78)	(78)	(1,857)	(78)	(1,935)

Net income (loss) of discontinued operations	$—	$148	$148	$3,086	$(33)	$3,053

NOTE 8—INCOME TAX EXPENSES

Income tax expense on the loss from continuing operations was $0.9 million for the three months ended June 30, 2003, and $1.6 million for the six months ended June 30, 2003, representing an effective tax rate of (47.6%) and 11% for each period, respectively. The effective tax rate was (47.6%) for the second quarter of 2003 due to the existence of taxable income in certain tax jurisdictions concurrent with losses in other tax jurisdictions. Losses in other jurisdictions, including $3.1 million in foreign exchange losses that are substantially non-deductible until realized, did not meet the requirements of SFAS 109 “Accounting for Income Tax” for tax benefit recognition. The effective tax rate was 11.0% for the six month period ended June 30, 2003, lower than expected on an ongoing basis, primarily due to the non-taxable gain on the sale of the UK ATM network, partially offset by similar conditions as noted in the first quarter 2003.

NOTE 9—CREDIT FACILITIES

As of June 30, 2003, banks have issued standby letters of credit on the Company’s behalf amounting to $3.7 million. These letters of credit are fully secured by cash deposits held by the respective issuing banks. This cash is classified as restricted cash as of June 30, 2003.

The Company has lines of credit totaling $0.8 million to meet cash requirements for the startup of our India market. The lines of credit are fully collateralized by a portion of those letters of credit described above.

NOTE 10—RELATED PARTY TRANSACTIONS

In February 2003, the Company paid approximately $74.8 million to the former shareholders of e-pay. The amount paid to the shareholders consisted of approximately $30.0 million in cash at closing, $18.0 million through issuance at closing of 2,497,504 shares of Euronet common stock, and the remaining $26.9 million in deferred cash consideration or promissory notes executed at closing with 24 month maturity dates bearing interest rates ranging from 6% to 8%. Ten of these former shareholders are now employees and/or officers of Euronet. Paul Althasen, a former shareholder of e-pay and current member of Euronet’s Board of Directors, received $15.4 million in total consideration consisting of cash, common stock, and notes payable for his ownership in

e-pay. Through July 31, 2003, two payments have been made for principal and interest repayments under the deferred cash consideration totaling approximately $5 million.

For the six-month period ended June 30, 2003, the Company recorded $0.1 million in revenue related to EuroPlanet a.d. (“EuroPlanet”), a 36% owned joint venture operating ATMs in the Federal Republic of Serbia. EuroPlanet was incorporated in the Federal Republic of Serbia, and 36% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV. EuroPlanet was formed to own and/or operate and manage ATM machines and point of sale terminals both for the joint venture’s own account and the account of customer banks. The Company accounts for EuroPlanet using the equity method of accounting.

NOTE 11—SIGNIFICANT SOFTWARE LICENSE AGREEMENT

In January 2002, the Company entered into a significant software license agreement (the “License Agreement”), whereby the Company granted ALLTEL Information Systems (currently known as Fidelity National Financial, Inc. (“FNF”)) a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of our GoldNet ATM Network Processing Software (“GoldNet Software”). Under the terms of the License Agreement, FNF agreed to pay license, professional services and maintenance fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software (received in July 2002), and 10% twelve months from the date of the agreement (received in January 2003). The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new FNF network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company recognized $0.2 million in revenues related to the License Agreement during the three months ended June 30, 2003, and $0.4 million during the six months ended June 30, 2003. The Company recognized $1.6 million in revenues related to the License Agreement during the three months ended June 30, 2002, and $2.9 million during the six months ended June 30, 2002. Approximately $0.3 million of revenues remain to be earned and recognized related to the License Agreement.

NOTE 12—RESTRICTED CASH

As of June 30, 2003, the Company has $45.3 million of restricted cash, of which $40.5 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected and held in designated trust accounts classified as restricted cash balances that are not available for operating business activities. The remaining $4.8 million is held as security with respect to cash provided by banks participating in the Company’s ATM network or standby letters of credit.

NOTE 13—RECLASSIFICATION

Beginning in January 2003, the Company changed its business segment reporting to better align its financial reporting with its business operations and reflect the acquisition of e-pay. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related information” (SFAS 131), all prior segment information has conformed to this new financial reporting presentation.

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

Significant Events

During the six months ended June 30, 2003, we entered into two transactions that will significantly impact our future operating results.

First, in January 2003, we sold our U.K. ATM network for $29.4 million and simultaneously signed an ATM outsourcing agreement with the buyer. Since then, we have operated the ATMs in that network under a five-year outsourcing agreement. This transaction is discussed more fully in the EFT Processing Segment discussion below and in Note 5 to the unaudited consolidated financial statements.

Second, in February 2003, we acquired e-pay Ltd., an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K and Australia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through point-of-sale (POS) terminals in retail outlets. This transaction is discussed more fully in the Prepaid Processing Segment discussion below and in Note 4 to the unaudited consolidated financial statements.

Business Summary

We process transactions for a network of 3,120 automated teller machines (ATMs) in Europe (and until January 2002 in the United States). Through our e-pay subsidiary, we operate a network of POS terminals providing electronic processing of prepaid mobile phone airtime (“top-up”) services in the U.K, Australia, New Zealand, Ireland and Poland. Through our software subsidiary, Euronet USA, Inc. (“Euronet USA”), we offer a suite of integrated electronic fund transfer (EFT) software solutions for electronic payment and transaction delivery systems. Our principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, electronic recharge services (for prepaid mobile airtime) and integrated EFT software solutions. Our solutions are used in more than 60 countries around the world. As of June 30, 2003, we had ten offices in Europe, two in the United States and one each in India, Indonesia, Egypt, and Australia.

As of June 30, 2003, we operated in three principal business segments:

•	The EFT Processing Segment, which includes our proprietary ATM network and outsourced management of ATMs for banks and includes various new processing services we provide for banks and mobile phone companies through our network of owned and managed ATMs, such as mobile phone recharge services.
•	The Prepaid Processing Segment, which consists of e-pay (purchased in February 2003) and provides electronic top-up transaction services at retail stores for mobile and other telecommunication operators through POS terminals.
•	The Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and processes financial transactions from those devices and the Internet.

We also operate a “Corporate Services Segment” that provides our three business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies. We evaluate performance based on income or loss from continuing operations before income taxes, foreign exchange gain (loss), and minority interest.

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Three months ended June 30,
	Revenues		Operating Income (Loss)
	2003	2002	2003	2002
EFT Processing	$12,243	$12,934	$1,194	$1,020
Prepaid Processing	32,192	—	2,716	—
Software Solutions	3,850	4,761	372	1,075
Corporate Services	—	—	(1,470)	(1,084)

Total	48,285	17,695	2,812	1,011
Inter-Segment Eliminations	(144)	(170)	(28)	(58)

Total	$48,141	$17,525	$2,784	$953

	Six months ended June 30,
	Revenues		Operating Income (Loss)
	2003	2002	2003	2002
EFT Processing	$24,204	$25,111	$2,025	$1,257
Prepaid Processing	49,564	—	4,240	—
Software Solutions	7,744	9,669	614	2,297
Corporate Services	—	—	(2,921)	(2,397)

Total	81,512	34,780	3,958	1,157
Inter-Segment Eliminations	(271)	(215)	(23)	(58)

Total	$81,241	$34,565	$3,935	$1,099

Recurring and Non-Recurring Items

The following is a summary of certain significant recurring and non-recurring items and a reference to their location in this Management Discussion. This summary is provided to assist the reader in locating the detailed discussion on these matters.

Description of Item	Management Discussion Page Reference
Gain on sale of U.K. ATM network	Page 27
Non-recurring contract termination fee	Page 20
Non-recurring contract revenue	Page 20
Foreign exchange loss	Page 28
Tax expense	Page 28
Interest expense	Page 27

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2003

EFT PROCESSING SEGMENT

	Three months ended June 30, 2003 Entire Segment	Pro forma: Three months ended June 30, 2002
EFT Processing (unaudited, in thousands)		Entire Segment as Reported	U.K. Processing	Adjusted for U.K. Processing
Total Revenues	$12,243	$12,934	3,041	9,893

Direct operating cost	5,904	6,699	2,015	4,684
Salaries and benefits	3,022	3,058	364	2,694
Selling, general and administrative	249	178	113	65
Depreciation and amortization	1,874	1,979	432	1,547

Total operating expenses	11,049	11,914	2,924	8,990

Operating income	$1,194	$1,020	117	903

	Six months ended June 30, 2003 Entire Segment	Pro forma: Six months ended June 30, 2002
EFT Processing (unaudited, in thousands)		Entire Segment as Reported	U.K. Processing	Adjusted for U.K. Processing
Total revenues	$24,204	$25,111	5,650	19,461

Direct operating cost	11,669	13,313	3,904	9,409
Salaries and benefits	6,089	6,114	793	5,321
Selling, general and administrative	701	413	108	305
Depreciation and amortization	3,720	4,014	821	3,193

Total operating expenses	22,179	23,854	5,626	18,228

Operating income	$2,025	$1,257	24	1233

Sale of U.K. ATM Network

In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer. We now operate the ATMs in that network under a five-year outsourcing agreement. We sold our U.K subsidiary, and with this transaction, all employees working in that subsidiary were transferred to the buyer. The results of operations of the U.K. ATM network operations continue to be included in continuing operations due to the ongoing revenues to be generated by the outsourcing agreement. This transaction is more fully described in Note 5 to the unaudited consolidated financial statements. See the discussion below where the effects of this transaction on revenues and operating income are more fully described.

In order to provide a more meaningful comparison of the results for the three- and six-month periods ended June 2003 compared to the same periods for 2002, we have provided a “Pro forma” schedule above that adjusts the 2002 income and expense to exclude the U.K. ATM network business and include the benefits of the outsourcing agreement as if it were in effect for those periods. We believe that this presentation is consistent with our presentation in the 8-K filing we made on January 17, 2003 relating to the sale of the U.K. ATM network. Moreover, the explanation of the reasons for the dollar amount and percentage changes between periods provides a more meaningful comparison of the remaining recurring ATM transaction revenue, expense and related business measures between the periods.

Revenues

Total segment revenues decreased 5% or $0.7 million to $12.2 million for the three months ended June 30, 2003 from $12.9 million for the three months ended June 30, 2002. Total segment revenues decreased 4% or $0.9 million to $24.2 million for the six months ended June 30, 2003 from $25.1 million for the six months ended June 30, 2002.

As shown in the schedule above, if 2002 U.K. ATM network revenues are excluded and the related outsourcing revenues are included in the comparative amounts due to the sale of the U.K. ATM network in January 2003, revenues increased 24%

for the three months ended June 30, 2003 over the three months ended June 30, 2003 and 24% for the six months ended June 30, 2003 over the six months ended June 30, 2002.

Included in revenues for the three months ended June 30, 2003 are one-time revenues of approximately $0.2 million derived from certain long-term mobile contracts. Included in revenues for the six months ended June 30, 2003 are approximately $1.0 million in one-time revenues, including a contract termination fee of approximately $0.8 million for a signed but not yet implemented contract. Increases in ATM’s under management and in transactions are the primary reasons for the increase in revenues as further quantified below. Certain new ATM driving contracts and network participation agreements were added in the final six months of 2002 that contributed to this transaction growth.

We operated 2,840 ATMs as of June 30, 2002 and processed 34.3 million transactions for the six months ended June 30, 2002. We increased the number of ATMs we operated by 280 ATMs, or 10%, from June 30, 2002 to a total of 3,120 ATMs as of June 30, 2003. On June 30, 2003, we owned 36% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 64% were operated under management outsourcing agreements. Transactions on machines owned or operated by us totaled 50.5 million transactions for the six months ended June 30, 2003, an increase of 16.2 million, or 47% over the six months ended June 30, 2002. The increase in transaction growth was greater than the increase in ATM growth and revenue growth. This was the result of an increase in the number of ATMs that we operate under ATM management outsourcing agreements relative to ATMs we own during this period together with increasing the number of ATM-based prepaid telecommunication recharge transactions. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generated both fixed and variable revenue components. As a result, transactions on these machines increased faster than the revenues.

Of total segment revenue, approximately 58% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the six months ended June 30, 2003 and 59% for the six months ended June 30, 2002 as adjusted for the sale of the U.K. ATM network and related outsourcing agreement. Our strategy to shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and ATMs operated under outsourcing agreements is a positive development and will provide higher marginal returns on investments. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

We generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals
•	balance inquiries
•	transactions not completed because the relevant card issuer does not give authorization
•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in EFT Processing Segment revenues transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid hours purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Operating Expenses

Total segment operating expenses decreased 7%, or $0.9 million to $11.0 million for the three months ended June 30, 2003 from $11.9 million for the three months ended June 30, 2002. Total segment operating expenses decreased 7%, or $1.7 million to $22.2 million for the six months ended June 30, 2003 from $23.9 million for the six months ended June 30, 2002.

As shown in the schedule above, if the 2002 U.K. ATM operating expenses are excluded from the comparative figures due to the sale of the U.K. ATM network in January 2003, operating expenses increased 23% for the three months ended June 30, 2003 over the three months ended June 30, 2002 and 22% for the six months ended June 30, 2003 over the six months ended June 30, 2002.

The increase in operating expenses is primarily the result of additional expense to support increases in transactions and ATMs. Additionally, salaries increased to support our operational growth during the period and market development costs in

Asia. Costs in Asia were approximately $0.6 million for the three months ended June 30, 2003 and $1.2 million for the six months ended June 30, 2003.

Direct operating costs in the EFT Processing Segment include the costs of goods and services related to processing revenues and consist primarily of six categories shown in the table below.

If the 2002 U.K. ATM direct operating costs are excluded from the comparative amounts due to the sale of the U.K. ATM network, operating expenses increased by 26% for the three months ended June 30, 2003 compared to the three months ended June 30, 2003 and by 24% compared to the six months ended June 30, 2002.

The increased operating expenses are primarily due to the increased number of ATMs and transactions, as mentioned in the revenue discussion above. Allocations within the Euronet operating companies are made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. After excluding U.K. processing and monitoring expenses, these fees increased $0.1 million to $1.1 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002 and $0.2 to $2.2 million for the six months ended June 30, 2003 from $2.0 million for the six months ended June 30, 2002.

The components of direct operating costs for the three and six months ended June 30, 2003 and June 30, 2002 were:

	Three months ended June 30,	Three months ended June 30,
EFT Processing (unaudited, in thousands)	2003	2002	2002	2002
	Entire Segment	Entire Segment as Reported	U.K. Processing	Adjusted without U.K. Processing
ATM communication	$791	$955	214	741
ATM cash filling and interest on network cash	1,245	1,752	645	1,107
ATM maintenance	992	980	226	754
ATM site rental	709	876	317	559
ATM installation	196	193	75	118
Transaction processing and ATM monitoring	1,462	1,319	282	1,037
All other	509	624	256	368

Total direct operating costs	$5,904	$6,699	2,015	4,684

	Six months ended June 30,	Six months ended June 30,
EFT Processing (unaudited, in thousands)	2003	2002	2002	2002
	Entire Segment	Entire Segment	U.K. Processing	Adjusted without U.K. Processing
ATM communication	$1,600	$1,956	475	1,481
ATM cash filling and interest on network cash	2,500	3,463	1,202	2,261
ATM maintenance	1,919	1,995	480	1,515
ATM site rental	1,401	1,659	565	1,094
ATM installation	359	346	123	223
Transaction processing and ATM monitoring	2,946	2,629	543	2,086
All other	944	1,265	516	749

Total direct operating costs	$11,669	$13,313	3,904	9,409

The following discussion and analysis again compares certain direct operating costs, salaries, selling, general and administrative costs as well as depreciation costs and performance ratios for 2003 to 2002 excluding the U.K. processing business expenses. We sold the U.K. ATM network in January 2003 and thus there are no comparable expenses in the three- and six-month periods ended June 30, 2003. We believe this presentation provides a more comparable cost structure for analysis of the changes between the periods.

Direct operating costs increased slightly from 47% of revenues for the three months ended June 30, 2002 to 48% of revenues for the three months ended June 30, 2003, and remained constant at 48% for the six month periods ending June 30, 2003 and 2002, respectively. Excluding $0.2 million and $1.0 million in one-time contract termination fees and other one-time revenues for the three and six months ended June 30, 2003, direct operating costs were 49% of this segment’s revenue for the three months ended June 30, 2003 and 50% for the six months ended June 30, 2003. On a per-ATM basis, the direct operating costs rose 15% from $1,649 per ATM for the three months ended June 30, 2002 to $1,892 per ATM for the three months ended June 30, 2003, and rose 13% from $3,313 per ATM for the six months ended June 30, 2002 to $3,740 per ATM for the six months ended June 30, 2003, primarily due to increased transactions. The rate of increase in direct operating costs is less than the rate of increase in transactions due to the fact that certain costs are fixed or under contract as more fully described below.

Costs per transaction have decreased because of increasing transaction volumes at existing sites with a large fixed direct operating cost component at these sites. On a per-transaction basis, the direct operating costs fell 13% from $0.25 per transaction for the three months ended June 30, 2002 to $0.22 per transaction for the three months ended June 30, 2003. Direct operating costs fell 16% from $0.27 per transaction for the six months ended June 30, 2002 to $0.23 per transaction for the six months ended June 30, 2003. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, there was an increase in the number of ATMs that we operate under ATM management agreements, as compared to ATMs we own, including those in the U.K. ATM network that were shifted from owned to outsourced ATMs. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements shift to the customer some expenses required to operate the ATM. For example, in the U.K. ATM network there were approximately $3.9 million in direct operating expenses in the six months ended June 30, 2002 that were no longer incurred in the six months ended June 30, 2003 as a result of the sale of the U.K. business and the simultaneous signing of the ATM outsourcing agreement.

Segment salaries and benefits were $3.0 million for the three-month period ended June 30, 2003 and $2.7 million for the three months ended June 30, 2002. Segment salaries and benefits were $6.1 million for the six-month period ended June 30, 2003 and $5.3 million for the six-month period ended June 30, 2002.

Segment salaries and benefits increased 12% for the three-month period ended June 30, 2003 as compared to the three months ended June 30, 2002 and increased 16% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to an increase of staff levels in our Asian markets offset by certain staff reductions in other markets. As a percentage of this segment’s revenue, salaries and benefits decreased to 25% for the three months ended June 30, 2003 from 27% for the three months ended June 30, 2002 and also decreased to 25% for the six months ended June 30, 2003 from 27% for the six months ended June 30, 2002. Excluding one-time revenues of $0.2 million for the three months ended June 30, 2003 and $1.0 million for the six months ended June 30, 2003, segment salary and benefits for the quarter ended June 30, 2003 were 25% of this segment’s revenue and for the six months ended June 30, 2003 were 26% of segment revenue.

Selling, general and administrative costs of the EFT Processing Segment increased $0.2 million to $0.3 million for the three-month period ended June 30, 2003 from $0.1 million for the three months ended June 30, 2002. Selling, general and administrative costs increased $0.4 million to $0.7 million for the six-month period ended June 30, 2003 from $0.3 million the six-month period ended June 30, 2002. This increase is largely the result of market development expenses in our Asian business.

Depreciation and amortization increased 21% by $0.3 million to $1.8 million for the three months ended June 30, 2003 from $1.5 million the three months ended June 30, 2002 and increased 16% by $0.5 million to $3.7 million for the six months ended June 30, 2003 from $3.2 million for the six months ended June 30, 2002. This small change is due to the increase in deprecation of the new computer and system facilities at our European Operations Center in Budapest, which was placed in service in third quarter 2002, offset by a decrease in depreciation of ATMs as a result of some machines reaching the end of their depreciation lives as well as a shift from owned to outsourced ATMs.

Operating Income

As a result of the factors discussed above and including $0.2 million in one-time revenues, the EFT Processing Segment improved its operating income as compared to the same three-month period last year, reporting operating income of $1.2 million for the three months ended June 30, 2003 as compared to $0.9 million for the three months ended June 30, 2002. The EFT Processing Segment improved operating income by $0.2 million to $2.0 million for the six months ended June 30, 2003 as compared to $1.2 million for the six months ended June 30, 2002.

We are pursuing new business opportunities in Asia. Operating expenses are expected to exceed revenues by approximately $1.0 million over the next 12 to 15 months as we commence and expand operations in Asia. Capital expenditures over the same period are expected to be approximately $1.3 million related to these operations.

As part of an overall change in our financial budgeting procedures, we will establish the level of our expenditures for the EFT Processing Segment based on “base line” revenue assumptions that take into account only revenues from contracted business, without consideration of any new potential business. We expect that this approach will improve our ability to keep costs in line with revenues.

PREPAID PROCESSING SEGMENT

Purchase of e-pay

In February 2003, we purchased 100% of the share capital of e-pay, an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. This transaction is more fully described in Note 4 to the unaudited consolidated financial statements.

The following table presents the results of operations for the three months ended June 30, 2003 and the five months ended June 30, 2003 as included in our consolidated results of operations (unaudited, in thousands):

	Three months ended June 30, 2003	Five months ended June 30, 2003
Total revenues	$32,192	$49,564

Direct operating cost	26,078	40,085
Salaries and benefits	1,495	2,307
Selling, general and administrative	963	1,374
Depreciation and amortization	940	1,558

Total operating expenses	29,476	45,324

Operating income	$2,716	$4,240

The following table presents the pro forma condensed results of operations for the three months ended June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002 for the separate e-pay consolidated group, including the effect of amortization of amortizable intangible assets acquired (unaudited, in thousands):

	Three months ended June 30,	Six months ended June 30,
	2002	2003	2002
Total revenues	$10,118	$58,964	$17,432
Total operating expenses	10,192	53,775	17,700

Operating income (loss)	$(74)	$5,189	$(268)

Revenues

e-pay was formed in 1999 and initiated its first transaction in the U.K. in 2000 and in Australia in 2001. e-pay distributes prepaid mobile phone “top-up” to users of mobile phones through its network of POS terminals and direct connections to the cash register systems of retailers. e-pay enters into agreements with mobile operators in each of the markets in which it does business, under which it connects directly to the mobile operator’s back office systems. It then distributes mobile phone time through its electronic network either through sales of “vouchers,” which are PIN numbers that release time to the mobile phones customers concerned, or a direct credit from the mobile operator to the mobile phone.

The significant growth in the pro forma revenue and operating income for the three and six months ended June 30, 2003 over June 30, 2002 is the result of the ramp-up of e-pay as business during its development stage. During the period ended June 30, 2002, e-pay was still establishing contractual relationships with many large and small retail stores to distribute mobile “top-up” services through POS terminals. Revenues have grown rapidly over the past year as the level of business at the retailers concerned has ramped up to full realization. Growth in the business has also increased due to the conversion of mobile operators from prepaid “top-up” using scratch card solutions to electronic processing solutions such as those provided by e-pay. Transactions processed for the three months ended June 30, 2003 were 22.8 million and for the five months ended June 30, 2003 (the period included in our consolidated operating results for the six months ended June 30, 2003) were 34.8 million. We do not expect these growth rate levels to continue.

We recognize revenues in our Prepaid Processing Segment based on commissions received from mobile and other telecommunication operators for the distribution and processing of prepaid mobile airtime and other telecommunication products. e-pay’s maintenance of its agreements with mobile operators is important to the success of its business, because these agreements permit e-pay to distribute “top-up” to the mobile operators’ customers. The second quarter 2003 was the first full quarter of inclusion of e-pay revenues in Euronet’s results.

In connection with certain provisions of the mobile operator agreements, certain mobile operators have reduced the overall commissions paid on each top-up transaction. However, by virtue of its agreements with its contracted retail outlets, e-pay is able to pass through such reductions. The impact of such reductions is to reduce revenues with little impact on operating income. This will result in a small increase in the operating margin as a percent of revenue.

Direct Costs

Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the POS distribution and sale of prepaid mobile airtime and other telecommunications products. These expenditures vary directly with processing revenues.

Operating Expenses Other Than Direct Costs

The Prepaid Processing Segment salary and selling, general and administrative expenses include sales, marketing, technical and other business support expenses. We do not expect these expenses to increase at the same rate as transactions and related processing revenues. As a result, we expect to continue to experience increases in operating income as revenues and operating margins increase.

Depreciation and amortization includes $1.6 million for the five months ended June 30, 2003. This amortization includes $0.8 million related to assigned amortizable intangible assets related to the purchase of e-pay.

Operating Income

The Prepaid Processing Segment experienced significant growth in operating income during 2003. Operating income increased to $2.7 million for the three months ended June 30, 2003 from a “pro forma” loss of ($0.1) million for the three months ended June 30, 2002. Operating income was $4.2 million for the five-month period included in the results for the six months ended June 30, 2002. On a “pro forma” basis, operating income was $5.2 million for the full six-month period ended June 30, 2003, an increase of $5.5 million over an operating loss of $0.3 million for the six months ended June 30, 2002.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions	Three months ended June 30,		Six months ended June 30,
(unaudited, in thousands)	2003	2002	2003	2002
Total revenues	$3,850	$4,761	$7,744	$9,669

Direct operating cost	201	114	508	551
Salaries and benefits	2,341	2,689	4,716	5,136
Selling, general and administrative	670	632	1,365	1,202
Depreciation and amortization	266	251	541	483

Total operating expenses	3,478	3,686	7,130	7,372

Operating income	$372	$1,075	$614	$2,297

Revenues

Software revenues are grouped into four broad categories as shown in the table below.

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

The components of Software Solutions revenue for the three-month and six-month periods ended June 30, 2003 and 2002 were (unaudited, in thousands):

Software Solutions	Three months ended June 30,		Six months ended June 30,
(unaudited, in thousands)	2003	2002	2003	2002
Software license fees	724	2,327	1,408	4,515
Professional service fees	1,644	1,205	3,140	2,046
Maintenance fees	1,389	1,182	2,944	2,591
Hardware sales	93	47	252	517

Total	$3,850	$4,761	$7,744	$9,669

Total software revenues decreased $0.9 million from $4.8 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 30, 2003 and decreased $1.9 million from $9.7 million for the six months ended June 30, 2002 to $7.7 million for the six months ended June 30, 2003.

Software license fees decreased $1.6 million to $0.7 million for the three-month period ended June 30, 2003 from $2.3 million for the three-month period ended June 30, 2002. Software license fees decreased $3.1 million to $1.4 million for the six-month period ended June 30, 2003 from $4.5 million for the six-month period ended June 30, 2002. This decrease is due primarily to license fees that we earned as part of the software license agreement with FNF during 2002 (see Note 11 to the unaudited consolidated financial statements). We recognized no software license fees related to the FNF software license agreement during the six months ended June 30, 2003. We recognized $1.3 million and $2.9 million in software license fees related to the FNF software license agreement during the three and six-month periods ended June 30, 2002. Approximately $0.4 million of license fees remain to be earned and recognized related to the FNF software license agreement; there is no specific date by which the services related to these fees must be utilized. Excluding the 2002 FNF license fees, software license fees decreased $0.3 million and $0.2 million for the three and six months ended June 30, 2003 compared to the same periods in 2002 due to fewer license agreements being signed during the first and second quarters in 2003 and a greater emphasis on extended term maintenance agreements and professional service fees.

Professional service fees increased $0.4 million to $1.6 million for the three-month period ended June 30, 2003 from $1.2 million for the three-month period ended June 30, 2002. Professional service fees increased $1.1 million to $3.1 million for the six-month period ended June 30, 2003 from $2.0 million for the six-month period ended June 30, 2002. The increase in professional service fees is due to more billable hours of service and consulting contract work that we performed in connection with the sale and installation of software during the periods ended June 30, 2003 compared to the periods ended June 30, 2002.

Maintenance fees increased $0.2 million to $1.4 for the three-month period ended June 30, 2003 from $1.2 million from the three-month period ended June 30, 2002. Maintenance fees increased $0.3 million to $2.9 million for the six months ended June 30, 2003 from $2.6 million for the six months ended June 30, 2002. The three months and six months ended June 30, 2003 included approximately $0.2 million in mandate fees. Mandates are fees for required changes to our software products that are mandated by card associations. The timing of these mandated changes varies, as does the revenue recognition.

The FNF software license agreement resulted in the inclusion of approximately $0.3 million in maintenance revenues for the six months ended June 30, 2003 and $0.2 million for the three months ended June 30, 2003. (See Note 11 to the unaudited consolidated financial statements.) This is an increase of approximately $0.2 million and $0.3 million compared to the three months and six months ended June 30, 2002, respectively. Approximately $0.3 million of maintenance revenues remain to be earned and recognized related to the FNF software license agreement through 2003. The remaining quarterly increase is due to the completion of contracts since June 2002, thereby initiating the maintenance aspect of those contracts, partially offset by termination of maintenance contracts by existing customers. We intend to continue to attempt to enter into multiyear maintenance agreements with existing and new customers.

Hardware sales increased marginally in the three months ended June 30, 2003 and compared to the three months ended June 30, 2002. The decrease in hardware sales of $0.2 million to $0.3 million for the six months ended June 30, 2003 from $0.5 million for the six months ended the six months ended June 30, 2002 is primarily due to a $0.3 million hardware sale in 2002 related to software license agreement with FNF. Hardware sales are generally sporadic as they are an incidental component to our software license and professional services offerings. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts that we have executed and for which we expect recognition of the related revenue within one year. At June 30, 2003, the revenue backlog was $4.9 million as compared to $4.2 million at June 30, 2002. The FNF software license agreement represented $0.4 million of the June 30, 2003 backlog as compared to $1.1 million as of June 30, 2002. Strong sales in 2002 and 2003 have enabled us to replace the FNF license agreement within our backlog. We cannot assure you that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses are grouped into four categories as shown in the table above.

Direct operating costs consist of hardware costs and distributor commissions. Hardware costs are generally sporadic as they are an incidental component to our software license and professional services offerings. Direct operating costs increased $0.1 million to $0.2 million for the three-month period ended June 30, 2003 from $0.1 million for the three-month period ended June 30, 2002. Direct operating costs decreased marginally to $0.5 million for the six-month period ended June 30, 2003 from $0.6 million for the six-month period ended June 30, 2002. The increase in direct operating costs for the three months ended June 30, 2003 is primarily due to increased distributor commissions in 2003 as compared to the same period in 2002. The decrease in direct operating costs for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily due to a decrease in hardware costs related to the FNF software license agreement in 2002 partially offset by increased distributor commissions in 2003. We continue to pursue strategic distributor relationships for the sale of our software products. These relationships provide an avenue for efficient sales of our products to customers or geographic regions that may otherwise be restrictive.

Salary and benefits decreased $0.3 million to $2.4 million for the three-month period ended June 30, 2003 and to $4.7 million for the six-month period ended June 30, 2003 from $2.7 million for the three-month period ended June 30, 2002 and $5.1 million for the six-month period ended June 30, 2002 due to an increase in capitalization of salaries related to software development costs.

Selling, general and administrative expenses increased marginally to $0.7 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002. Selling, general and administrative expenses increased $0.2 to $1.4 million for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. This increase is primarily due to one-time credits and incentives received in 2002 related to the renegotiation of certain telecommunication contracts that did not recur in 2003.

Depreciation and amortization expense marginally increased to $0.3 million for the three months ended June 2003, and to $0.5 million for the six months ended June, 2003. The slight increase is due to the addition of $0.6 million in capitalized software development costs during 2002. Amortization of capitalized software development costs was $0.1 million for the three months ended June 30, 2003 and $0.4 million for the six months ended June 30, 2003. Amortization of capitalized software development costs was and $0.2 million for the three months ended June 30, 2002 and $0.3 million for the six months ended June 30, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for software products to be sold, leased or otherwise marketed were $1.0 million and $0.9 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $1.9 million for both the six months ended June 30, 2003 and June 30, 2002, respectively.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. We capitalized $0.3 million in the three months ended June 30, 2003, as compared to $0.1 million capitalized during the three months ended June 30, 2002. We capitalized $0.6 million in the six months ended June 30, 2003, as compared to $0.2 million capitalized during the six months ended June 30, 2002.

Operating Income

The Software Solutions Segment reported operating income of $0.4 million for the three months ended June 30, 2003 as compared to operating income of $1.1 million for the three months ended June 30, 2002 and $0.6 million for the six months ended June 30, 2003 as compared to $2.3 million for the six month period ended June 30, 2002. The decreases of $0.7 million and $1.7 million for the three and six months ended June 30, 2003, respectively, are primarily due to the FNF software agreement revenues in 2002 in combination with the other factors described in the discussion above.

CORPORATE SERVICES

Corporate Services	Three months ended June 30		Six months ended June 30
(unaudited, in thousands)	2003	2002	2003	2002
Salaries and benefits	$635	$415	$1,255	$990
Selling, general and administrative	814	755	1,623	1,451
Depreciation and amortization	21	(86)	43	(44)

Total operating expenses	$1,470	$1,084	$2,921	$2,397

Operating Expenses

Corporate salary, general and administrative and depreciation expenses increased $0.4 to $1.5 million for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002, and increased $0.5 million to $2.9 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. The increases are due to increased salary and benefits costs of $0.2 million and $0.3 million for three- and six-month periods. Corporate salaries increased due to salary increases granted for improved performance and a modest increase in headcount. General and administrative expenses increased $0.1 and $0.2 million for the three and six-month periods due to increases in legal and accounting fees as a result of the growth of the business and certain compliance requirements with respect to the Sarbanes-Oxley Act. Depreciation increased $0.1 for the three and six month periods due to minor one-time adjustments in the second quarter of 2002.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2003 as compared to $0.1 million for the three months ended June 30, 2002 and $0.7 million for the six months ended June 30, 2003 compared to $0.2 million for the six months ended June 30, 2002. This increase is due to an increase in temporary cash investments included in cash and restricted cash on the Consolidated Balance Sheets. e-pay earns interest on cash temporarily held in trust accounts. These balances are used in connection with the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Interest Expense

Interest expense increased to $1.9 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. Interest expense increased to $3.5 million for the six months ended June 30, 2003 from $3.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, this increase was primarily due to an increase of $0.2 million in interest related to the Senior Discount Notes due to a weakening of the U.S dollar relative to the euro during 2002 as well as $0.5 million of interest on indebtedness incurred with the acquisition of e-pay. This increase was substantially offset by the resulting reduction in interest expense as a result of the $9.0 million cash redemption of the euro-denominated Senior Discount Notes in July 2002 as well as payments of $2.2 million on capital lease obligations.

Gain on Sale of Subsidiary

The gain on subsidiary of $18.0 million for the three months and six months ended June 30, 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Gain (Loss)

We had a net foreign exchange loss of $3.1 million for the three months ended June 30, 2003, compared to a net foreign exchange loss of $3.8 million for the three months ended June 30, 2002 and a net foreign exchange loss of $5.0 million for the six months ended June 30, 2003, compared to a net foreign exchange loss of $3.4 million for the six months ended June 30, 2002. This loss is primarily due to the weakening of the U.S dollar, particularly relative to the euro, in excess of 10% during 2003. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities are denominated in euros, including capital lease obligations, the Senior Discount Notes, as well as certain cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax (Expense) Benefit

Tax expense on income from continuing operations was $0.9 million for the three months ended June 30, 2003 as compared to $0.3 million for the three months ended June 30, 2002. Tax expense on income from continuing operations was $1.6 million for the six months ended June 30, 2003 as compared to a tax benefit on income from continuing operations of $1.4 million for the six months ended June 30, 2002. The 2003 tax expense for the six months ended June 30, 2003 is comprised of $0.9 million in tax expense related to the Prepaid Processing Segment and $0.7 million in tax expense related to the EFT Processing Segment. Taxable income is now being generated in several companies within these business segments. The income tax benefit for 2002 was primarily due to the recognition of tax benefits from the recognition of net operating losses. The effective tax rate in our profitable companies ranges from 20% to 40%, excluding the effects of net operating loss carryovers in other jurisdictions.

The effective tax rate was (47.6%) for the three months ended June 30, 2003 and 11% for the six months ended June 30, 2003. The effective tax rate of (47.6%) in the second quarter of 2003 is due to the existence of taxable income in certain tax jurisdictions concurrent with losses in other tax jurisdictions. These subsidiary tax losses in jurisdictions, together with $3.1 million in foreign exchange losses that are substantially non-deductible until realized, did not meet the requirements of SFAS 109 for tax benefit recognition. The effective tax rate of 11.0% for the six month period ended June 30, 2003, was lower than expected on an ongoing basis primarily due to the non-taxable gain on the sale of the U.K. ATM network, partially offset by similar conditions as noted in the first quarter 2003.

The effective tax rate was (5.6%) for the three months ended June 30, 2002 and 24.7% for the six months ended June 30, 2002. The effective tax rate of (5.6%) in the second quarter of 2002 was due to the existence of taxable income in certain tax jurisdictions concurrent with losses in other tax jurisdictions, together with non-tax deductible foreign exchange losses which were not eligible for recognition under SFAS 109. The effective tax rate of 24.7% for the six months ended June 30, 2002 was primarily due to net operating loss benefits that offset the gain on the of the U.S. based DASH ATM network.

Discontinued Operations

On January 4, 2002, we sold substantially all of the DASH assets to FNF for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported net income from the discontinued operations of DASH of nil for the three months ended June 30, 2002, and $3.1 million for the six months ended June 30, 2002.

On July 15, 2002, we sold substantially all of the non-current assets and capital lease obligations of our processing business in France to Atos for €1 plus reimbursement of certain operating expenses. We recorded a pre-tax loss of approximately $0.1 million related to this transaction. The net income from France operations reported as discontinued operations was $0.1 million for the three months ended June 30, 2002, and nil for the six months ended June 30, 2002.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS 144. We previously reported France and DASH under the EFT Processing Segment.

Net Income (Loss)

In summary, we generated a net loss of $2.8 million during the three months ended June 30, 2003 compared to net loss of $4.7 million for the three months ended June 30, 2002. Net income was $12.7 million during the six months ended June 30, 2003 compared to a net loss of $1.2 million for the six months ended June 30, 2002.

The primary differences in the net income (loss) for the three months ended June 30, 2003 as compared to June 30, 2002 are summarized below:

•	increase in operating income from the Prepaid Processing Segment of $2.7 million
•	increase in operating income of the EFT Processing Segment of $0.2 million
•	decrease in loss on early retirement of debt of $ 0.2 million
•	decrease in the foreign exchange loss of $0.7 million
•	increase in interest income of $0.2 million
•	offset by
-	increase in interest expense of $0.2 million
-	decrease in operating income of the software segment of $0.7 million
-	increase in income tax expense of $0.6 million
-	increase in corporate expense of $0.4 million

The primary differences in the net income (loss) for the six months ended June 30, 2003 as compared to June 30, 2002 are summarized below:

•	the gain on the sale of Euronet U.K. of $18.0 million in February 2003
•	increase in operating income from the Prepaid Processing Segment of $4.2 million
•	increase in operating income of the EFT Processing Segment of $0.8 million
•	decrease in loss on early retirement of debt of $0.2 million
•	increase in interest income of $0.5 million
•	offset by
-	increase in interest expense of $0.2 million
-	decrease in operating income of the software segment of $1.8 million
-	increase in the foreign exchange loss of $1.6 million
-	increase in income tax expense of $3.0 million
-	decrease in income from discontinued operations of $3.1 million

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2002, we had negative cash flow from operations. We funded operations and capital expenditures through proceeds from debt and equity offerings as well as through capital lease financing. As more fully described above, we funded the recent acquisition of e-pay with cash, debt and equity.

As of June 30, 2003, we had unrestricted cash and cash equivalents of $13.1 million, an increase of $1.1 million from $12.0 million as of December 31, 2002. We have restricted cash of $45.3 million as of June 30, 2003, including $40.5 million of cash held in trust and/or cash held on behalf of others in connection with the receipt and disbursement activities in the Prepaid Processing Segment. Cash flow during the six months ended June 30, 2003 was increased by approximately $28.9 million due to proceeds from the sale of the U.K. ATM network and decreased by $28.0 million due to the purchase of e-pay, net of cash acquired.

We reduced the amount of our long-term Senior Discount Notes outstanding from $43.3 million at June 30, 2002 to $39.6 million at June 30, 2003. We did this primarily through a partial redemption of $9.0 million as more fully described in Note 11 to our consolidated financial statements for the year ended December 31, 2002. However, the weakening of the U.S. dollar relative to the euro during 2002 has significantly offset the impact of the partial redemption.

We commenced cash payments of interest on Senior Discount Notes on January 1, 2003, and are required to continue to make such payments on a semi-annual basis on January 1 and July 1 through 2006. At current debt levels, we will be required to make approximately $2.5 million (€2.2 million at an exchange rate of 1.16 dollars to the euro) in interest payments on a semi annual basis through 2006 on January 1 and July 1 of each year. The remaining principal balance of Senior Discount Notes of approximately $39.6 million carrying value (approximately €35 million) will be due and payable on July 2006.

Since July 1, 2002, we may at any time exercise our right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes. Starting July 1, 2003, the early redemption premium is 4%, then decreases to 2% July 1, 2004 and no premium from July 1, 2005 and thereafter.

In January 2003, we received net proceeds from the sale of our U.K. subsidiary of $28.9 million. We used all of those funds to pay the cash portion of the purchase price of e-pay, which we acquired in February 2003. In connection with the acquisition of e-pay, we incurred indebtedness to the former e-pay shareholders of $26.9 million (payable in British pounds sterling), which is composed of three separate elements:

•	Deferred purchase price in the amount of $8.5 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. Based upon current expected results of e-pay, we expect to be able to repay this amount by approximately February 2004.

•	Indebtedness of $7.4 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes is convertible in the aggregate into 647,282 shares of our Common Stock at the option of the holders, based upon an initial conversion price (subject to adjustment) of $11.43 per share. We may compel conversion after February 18, 2004 of the entire amount of this indebtedness (effectively repaying it through the issuance of our common stock) when the average market price on the Nasdaq National Market of our common stock for 30 consecutive trading days exceeds $15.72 (subject to adjustment based on adjustments to the initial conversion price). We expect to repay this indebtedness through conversion or by compelling conversion if this benchmark is reached. If the debt does not convert or we are unable to compel conversion, we will either seek to repay it through available cash flows, if any, from our business or to refinance this debt.

•	Indebtedness of $11 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. Our current cash flow levels would be sufficient to make the semi-annual interest payments but would not be sufficient to repay this debt at maturity. We expect our cash flows to increase sufficiently to permit full repayment of this debt when it falls due. If our cash flows are insufficient for this purpose, we will seek to refinance this debt.

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

In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 8% and 12% per year. As of June 30, 2003, we owed $5.4 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

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

Under the provisions of the ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the six months ended June 30, 2003, we issued 36,111 shares at an average price of $6.72 per share, resulting in proceeds to us of approximately $0.2 million.

In February 2003, we made matching contributions of 28,015 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2002. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of June 30, 2003, total employer matching contributions since inception of the plan has consisted of 53,937 shares under the basic match and 16,274 shares under the discretionary matching contribution.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of June 30, 2003 (unaudited, in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes payable (including interest)	$87,798	$5,867	$39,583	$42,348	$—
Capital leases (including interest)	6,595	2,964	3,030	451	150
Operating leases	11,951	2,569	4,323	3,688	1,371
Purchase obligations	17,432	4,942	8,316	3,076	1,098
Other long-term liabilities	—	—	—	—	—

Total	$123,776	$16,342	$55,252	$49,563	$2,619

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. Although contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. We have no other significant off-balance sheet items.

BALANCE SHEET ITEMS

Our June 30, 2003 balance sheet has changed significantly compared to December 31, 2002, due to the acquisition of e-pay.

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

Cash and cash equivalents

Cash and cash equivalents increased to $13.1 million at June 30, 2003 from $12.0 million at December 31, 2002 primarily due to the following activity:

•	cash provided by operating activities of $7.9 million
•	net proceeds from exercise of stock options, warrants and employee share purchases of $1.3 million
•	net proceeds from the sale of our U.K. ATM network of $24.4 million
•	offset by
-	the purchase of e-pay of $26.7 million
-	the cash purchase of $2.0 million of fixed assets and other long-term assets
-	lease repayments of $2.2 million
-	e-pay shareholder note repayments of $1.8 million

Restricted cash

Restricted cash increased to $45.3 million at June 30, 2003 from $4.4 million at December 31, 2002 primarily due to the acquisition of e-pay. Approximately $40.5 million of the restricted cash is held in trust accounts by our Prepaid Processing Segment on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The remainder is held as security with respect to cash provided by banks participating in our ATM network.

Trade accounts receivable

Trade accounts receivable increased to $40.8 million at June 30, 2003 from $8.4 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $33.2 million represented the trade accounts receivable of our Prepaid Processing Segment, which related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Assets held for sale

Assets held for sale as of December 31, 2002 include the net assets for our U.K. ATM network subsidiary, which was sold in January 2003, as discussed in Note 5 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment decreased to $20.6 million at June 30, 2003 from $21.4 million at December 31, 2002. This decrease results from depreciation and amortization in excess of fixed asset purchases. This is a result of our strategy to operate ATMs under outsourcing service arrangements rather than own and deploy ATMs, thus reducing the required less capital expenditures for ATMs. Additionally this reflects the low ongoing capital requirements of our Prepaid Processing business.

Goodwill

Goodwill increased to $61.9 million at June 30, 2003 from $1.8 million at December 31, 2002. The increase from December 31, 2002 to June 30, 2003 is primarily due to the purchase of e-pay in February 2003. Of the total purchase price, $13.9 million has been allocated to amortizable intangible assets acquired (included in other assets, net) and $64.7 million has been allocated to goodwill and other intangibles with indefinite useful lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The amortizable assets are being amortized over an eight year expected life. All amortizable and indefinite life intangibles are included in other assets, net.

We believe that these intangible assets and goodwill will be recoverable through cash flow from future profitable operations, and therefore, have recorded no impairment loss. These estimates are based on certain assumptions for revenue growth, market segment share and estimated costs. In accordance with new accounting rule for goodwill, our policy is to perform an annual review for impairment in the third quarter of each year. If indicators of impairment exist, the study will be performed more frequently.

Other assets

Other assets increased from $2.4 million at December 31, 2002 to $17.1 million at June 30, 2003. This increase was primarily due to the acquisition of intangible assets in connection with the purchase of e-pay in February 2003.

Current liabilities

Current liabilities increased to $97.5 million at June 30, 2003 from $19.8 million at December 31, 2002 due to the following activity:

•	an increase in trade accounts payable of $57.5 million due primarily to the purchase of e-pay. Of this increase, $57.9 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment
•	an increase in other accrued expenses of $22.5 million due primarily to the purchase of e-pay. Of this increase, $18.6 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. Additionally, approximately $2.0 million of the increase is due to expenses incurred with the acquisition of e-pay and sale of the U.K. ATM network, as well as an increase in accrued interest on notes payable of $0.6 million related to the indebtedness incurred with the purchase of e-pay
•	offset by a decrease in the current portion of capital lease obligations of $0.8 million

Liabilities held for sale

Liabilities held for sale as of December 31, 2002 represent the net liabilities for our U.K. subsidiary, which was sold in January 2003 as discussed in Note 5 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $5.4 million at June 30, 2003 from $7.7 million at December 31, 2002. This results from the $1.9 million excess of lease payments over new capital lease obligations and $0.4 million of leases paid on our behalf in connection with the sale of the U.K. ATM network. The new capital leases are generally for a term of
3 to 5 years. Our strategic business tactic to operate ATMs through outsourcing contracts rather than through ownership and deployment should continue to allow for further reductions in capital leases as current lease obligations continue to be paid off.

Notes payable

Notes payable increased to $65.6 million at June 30, 2003 from $36.3 million at December 31, 2002 primarily due to the indebtedness incurred with the purchase of e-pay. A summary of the activity for the six months ended June 30, 2003 is as follows (unaudited, in thousands):

	Acquisition Notes			Sub-total	Senior Discount Notes	Total
	(payable in GBPs)				(payable in euros)
	Deferred Purchase Price (6%)	Convertible Debt (7%)	Note Payable (8%)		(12 3/8%)
Balance at December 31, 2002	$—	—	—	—	$36,318	$36,318
Indebtedness incurred	8,533	7,353	10,981	26,867	—	26,867
Payments applied	(1,798)	—	—	(1,798)	(24)	(1,822)
Accretion of discount				—	20	20
Unrealized foreign exchange loss	250	267	400	917	3,333	4,250

Balance at June 30, 2003	$6,985	7,620	11,381	25,986	$39,647	$65,633

Subsequent to June 30, 2003, approximately $3.0 million in principal and interest repayments were made on the Deferred Purchase Price Payable.

Deferred Income Taxes

The long-term portion of deferred income tax liability increased to $3.4 million at June 30, 2003, from nil at December 31, 2002 due to the deferred tax effect of the amortizable intangible assets acquired in connection with the acquisition of e-pay in February 2003. These intangible assets have amortizable book value and no related tax basis.

Total Stockholders’ Equity

Total stockholders’ equity increased to $39.1 million at June 30, 2003 from $6.2 million at December 31, 2002. This results from the following activity:

•	$12.6 million in net income for the six months ended June 30, 2003, including a gain on the sale of our U.K. subsidiary of $18.0 million
•	$18.0 million in common stock issued to the former shareholders of e-pay in connection with the purchase of e-pay
•	$1.3 million in proceeds from the exercise of stock options, employee stock purchases and employer-matching portion of employees’ 401(k) contributions, offset by $0.1 increase in stock subscriptions receivable due to foreign exchange fluctuations

The Company has guaranteed certain performance obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company’s liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company’s liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant.
•	In connection with the disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.
•	The Company has entered into agreements with certain third parties, including banks and escrow agents, that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.
•	Pursuant to the charter of the Company, the Company is obligated to indemnify the officers and directors of the Company to the maximum extent authorized by Delaware law. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law. At June 30, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

CRITICAL ACCOUNTING POLICIES

For details of critical accounting policies please refer to the audited consolidated financial statements of Euronet Worldwide, Inc. for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS 150

In May 2003, Statement of Financial Accounting Standard No. 105 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity or temporary equity, as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

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

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to address (i) decisions reached by the Derivatives Implementation Group, (ii) developments in other Board projects that address financial instruments, and (iii) implementation issues related to the definition of a derivative. SFAS 149 has multiple effective date provisions depending the nature of the amendment to SFAS 133. We are currently evaluating the potential impact, if any, the adoption of SFAS 149 will have on our financial position and results of operations.

At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition.” Issues 1 and 2 of EITF 02-18, which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii) if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this issue. We have discontinued recording losses on the equity method investment in our subsidiary in Indonesia. If we make additional investments in this subsidiary, we would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of the subsidiary.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the six months ended June 30, 2003, 83% of our revenues were generated in Poland, Hungary, Australia, the United Kingdom and Germany as compared to 62.3% in the six months ended June 30, 2002. This increase is due to the overall increase in revenues for our operations, including in these five countries and particularly due to the acquisition of e-pay in the U.K. and Australia, which accounted for 60.8% of the revenues for the six months ended June 30, 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K. and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $3.2 million increase in the reported net income. We estimate that a 10% appreciation in the foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and British pound sterling against the dollar would have a combined effect of a $4.5 million decrease in reported net income. These effects were estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

However, due to U.S. GAAP accounting, the change in exchange rates may have an adverse impact on reported income.

Interest Payments

Beginning January 1, 2003, interest payments of approximately €2.2 million (estimated $2.5 million as of June 30, 2003) are payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates are January 1 and July 1, with the final interest payment due on July 1, 2006. Payments due January 1, 2003 and July 1, 2003 were made on July 30, 2002. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid.

In July 2003, we made our second principal and interest payment on our debt incurred with the purchase of e-pay. Annual interest payments total approximately £1.2 million (estimated $2.0 million as of June 30, 2003) with the final interest payment due on February 19, 2005. Approximately £0.3 million (estimated $0.5 million as of June 30, 2003 using an exchange rate of 1 GBP =1.61 USD) of these interest payments are payable quarterly from the cash flows from the Prepaid Processing Segment, with the remainder payable semi-annually.

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

ITEM 4.    CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.

The evaluation we made of our Disclosure Controls included a review of the controls’ objectives, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonally likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Company’s annual meeting on May 28, 2003, the shareholders of the Company’s Common Stock, par value $0.02 per share voted to renew the terms of three directors, as follows:

Director	Voted in Favor	Withheld
Thomas A. McDonnell	20,004,646	346,141
Daniel R. Henry	18,368,730	1,982,057
Paul S. Althasen	18,376,242	1,974,545

As a result, these three directors have been selected for terms of three years, or until their respective successors are elected.

In addition, by the votes indicated below, the shareholders approved the adoption of the Euronet Worldwide, Inc. 2003 Stock Purchase Plan and ratified the election of KPMG as the Company’s independent auditors:

Proposal	Voted in Favor	Voted Against	Abstained
Approval of the Euronet Worldwide, Inc. 2003 ESPP	19,553,728	793,975	3,084

Ratification of KPMG as the Company’ Accountants	20,213,437	134,950	2,400

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

(b) Reports on Form 8-K

On May 2, 2003, the Company filed a current report on Form 8-K/A, to amend the Form 8-K filed on March 6, 2003, reporting events and information under Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”).

On May 7, 2003, the Company filed a current report on Form 8-K reporting events and information under Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) and Item 9 (“Regulation FD Disclosure”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003

By: /s/ MICHAEL J. BROWN
Michael J. Brown Chief Executive Officer

By: /s/ RICK L. WELLER
Rick L. Weller Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31(a)	Certifications of Chief Executive Officer

Exhibit 31(b)	Certifications of Principal Accounting Officer

Exhibit 32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Risk Factors