Form 10-Q
period 2003-09-30
EURONET WORLDWIDE INC
filed 2003-11-14
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2003 the Company had 26,951,393 common shares outstanding.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

ITEM 1.    FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except for share and per share data)

(Unaudited)

	As of
	Sept. 30, 2003	Dec. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,851	$12,021
Restricted cash and cash held on behalf of others	43,379	4,401
Trade accounts receivable, net of allowances for doubtful accounts of $679 at September 30, 2003 and $484 at December 31, 2002	49,968	8,380
Earnings in excess of billings on software installation contracts	729	334
Deferred income taxes	428	426
Assets held for sale	—	10,767
Prepaid expenses and other current assets	8,936	3,537

Total current assets	116,291	39,866
Property, plant and equipment, net	18,214	21,394
Goodwill	63,263	1,834
Deferred income taxes	305	1,064
Other assets, net	20,366	2,401

Total assets	$218,439	$66,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$67,846	$2,989
Current installments of obligations under capital leases and notes payable	6,038	3,447
Accrued expenses and other current liabilities	27,458	4,979
Deferred income tax	—	—
Short-term borrowings	931	380
Advance payments on contracts	2,139	2,966
Accrued interest on notes payable	2,366	—
Liabilities held for sale	—	3,537
Billings in excess of earnings on software installation contracts	1,121	1,471

Total current liabilities	107,899	19,769
Obligations under capital leases, excluding current installments	2,336	4,301
Notes payable	59,383	36,318
Deferred income tax	3,252	—
Other long-term liabilities	3,207	—

Total liabilities	176,077	60,388

Stockholders’ equity:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 26,832,523 shares at September 30, 2003 and 23,883,072 shares at December 31, 2002	536	480
Preferred stock, $0.02 par value, Authorized 10,000,000 shares; issued and outstanding 0 shares at September 30, 2003 and December 31, 2002.	—	—
Additional paid in capital	158,854	137,426
Treasury stock	(145)	(145)
Employee loans for stock	(427)	(427)
Accumulated deficit	(115,635)	(129,655)
Restricted reserve	784	784
Accumulated other comprehensive loss	(1,638)	(2,334)
Other	33	42

Total stockholders’ equity	42,362	6,171

Total liabilities and stockholders’ equity	$218,439	$66,559

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002
Revenues:
EFT processing services	$12,925	$13,753	$36,983	$38,839
Prepaid processing services	36,532	—	86,096	—
Software and related services	3,604	4,136	11,223	13,615

Total	53,061	17,889	134,302	52,454

Operating expenses:
Direct operating costs	34,723	7,848	86,862	21,597
Salaries and benefits	8,266	6,368	22,633	18,608
Selling, general and administrative	3,315	1,769	8,263	4,835
Depreciation and amortization	3,067	2,519	8,919	6,930

Total operating expenses	49,371	18,504	126,677	51,970

Operating income	3,690	(615)	7,625	484

Other income (expenses)
Interest income	300	63	926	227
Interest expense	(1,837)	(1,446)	(5,358)	(4,807)
Loss on facility sublease	—	(249)	—	(249)
Gain on sale of U.K. subsidiary	—	—	18,001	—
Equity in income from investee companies	246	(159)	380	(159)
Loss on early retirement of debt	—	(791)	—	(955)
Foreign exchange loss, net	(234)	222	(5,193)	(3,179)

Total other income (expense)	(1,525)	(2,360)	8,756	(9,122)

Income (loss) from continuing operations before income taxes and minority interest	2,165	(2,975)	16,381	(8,638)
Income tax (expense) benefit	(740)	449	(2,310)	1,852

Income (loss) from continuing operations before minority interest	1,425	(2,526)	14,071	(6,786)
Minority interest	—	30	—	77

Income (loss) from continuing operations	1,425	(2,496)	14,071	(6,709)

Discontinued operations:
Income (loss) from operations of discontinued U.S. and France components	(49)	(12)	(51)	4,976
Income tax expense	—	—	—	(1,935)

Income (loss) from discontinued operations	(49)	(12)	(51)	3,041

Net income (loss)	1,376	(2,508)	14,020	(3,668)
Translation adjustment	(361)	(220)	696	210

Comprehensive income (loss)	$1,015	$(2,728)	$14,716	$(3,458)

Income (loss) per share – basic:
Income (loss) from continuing operations per share	$0.05	$(0.11)	$0.54	$(0.29)
Income from discontinued operations per share	—	—	—	0.13

Net income (loss) per share	$0.05	$(0.11)	$0.54	$(0.16)

Basic weighted average outstanding shares	26,700,521	23,394,036	26,158,391	22,982,394

Income (loss) per share – diluted:
Income (loss) from continuing operations per share	$0.05	$(0.11)	$0.49	$(0.29)
Income from discontinued operations per share	—	—	—	0.13

Net income (loss) per share	$0.05	$(0.11)	$0.49	$(0.16)

Diluted weighted average outstanding shares	29,232,003	23,394,036	28,431,142	22,982,394

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine months ended Sept. 30,
	2003	2002
Net income (loss)	$14,020	$(3,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,919	6,930
Unrealized foreign exchange loss	5,145	4,477
Gain on sale of subsidiary	(18,001)	—
Gain on sale of discontinued operations, net of tax	—	(2,988)
Gain on disposal of fixed assets	(931)	—
Deferred income tax benefit (expense)	2,933	(1,857)
Increase in assets and liabilities held for sale	—	863
Accretion of discount on notes payable	32	2,482
Gain on extinguishment of debt	—	955
Change in operating assets and liabilities, net of effects of acquisition:
Increase in restricted cash	(13,380)	—
Decrease in trade accounts receivable	6,205	1,362
Increase (decrease) in prepaid expenses and other current assets	(2,534)	1,662
Increase (decrease) in trade accounts payable	4,581	(1,631)
Increase (decrease) in accrued expenses and other liabilities	5,203	(1,740)
Decrease in billings in excess of costs and estimated earnings on software installation costs	(350)	312
Other	(974)	328

Net cash provided by operating activities	10,868	7,487

Cash flows from investing activities:
Fixed asset purchases	(2,713)	(3,710)
Proceeds from sale of fixed assets	2,910	183
Purchase of intangible and other long-term assets	(966)	(339)
Acquisitions, net of cash acquired	(28,712)	—
Proceeds from sale of subsidiary	24,418	—
Purchase of restricted certificates of deposits	—	(1,995)

Net cash used in investing activities	(5,063)	(5,861)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	3,022	16,830
Repayment of notes payable	(4,806)	—
Repayment of credit facility	—	(2,000)
Repayment of obligations under capital leases	(3,618)	(5,063)
Proceeds from (repayment of) other borrowings	551	(10,923)
Other	(10)	78

Net cash used in financing activities	(4,861)	(1,078)

Effect of exchange differences on cash	(114)	(150)
Proceeds from sale of discontinued operations	—	5,872
Cash provided by discontinued operations	—	250

Net increase in cash and cash equivalents	830	6,520
Cash and cash equivalents at beginning of period	12,021	8,311

Cash and cash equivalents at end of period	$12,851	$14,831

See accompanying notes to unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions

EURONET WORLDWIDE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet and subsidiaries have been prepared from the records of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet Worldwide, Inc. for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2002 set forth in the Company’s Form 10-K.

Revenue And Operating Expense For Prepaid Processing

The Company derives its prepaid processing revenues through processing the transactions of sales of prepaid mobile phone top-ups and international prepaid calling plans. Revenue is recognized when a transaction has been processed or delivery has been made, as there are no significant vendor obligations remaining and collection is probable.

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

SFAS 150

In May 2003, Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity or temporary equity. As such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after September 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

SFAS 148 and SFAS 123—Stock-based Employee Compensation

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “ Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,376	$(2,508)	$14,020	$(3,668)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	886	1,285	3,085	3,391

Pro forma net income (loss)	$490	$(3,793)	$10,935	$(7,059)

Earnings (loss) per share:
Basic—as reported	$0.05	$(0.11)	$0.54	$(0.29)
Basic—pro forma	$0.02	$(0.16)	$0.42	$(0.31)
Diluted—as reported	$0.05	$(0.11)	$0.49	$(0.29)
Diluted—pro forma	$0.02	$(0.16)	$0.38	$(0.31)

Pro forma impact reflects only options granted since December 31, 1995; therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

SFAS 143

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or result of operations.

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	26,700,521	23,394,036	26,158,391	22,982,394
Convertible warrants outstanding	146,065	125,686	129,597	179,255
Stock options outstanding*	2,385,417	1,928,199	2,143,154	2,644,123
Potentially diluted weighted average shares outstanding	29,232,003	25,447,921	28,431,142	25,805,772

*	Includes options with strike price below the average fair market value of Euronet common shares during the period.

The table above does not reflect options of 3,847,438 for the nine months ended September 30, 2003 and 3,605,175 for the three months ended September 30, 2003 that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options.

NOTE 4—BUSINESS COMBINATIONS

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations prepared by an independent third party appraisal firms using estimates and assumptions provided by management. The intangible assets recorded as a result of the e-pay acquisition are not deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Purchase of e-pay

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), a company based in the U.K. e-pay is an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through point-of-sale (POS) terminals in retail outlets. Today, we process top-up sales at more than 75,000 points of sale, including the mobile operators’ own retail outlets, major retail chains and independent retail outlets in 29,000 locations across eight countries. In addition to the U.K. and Australia operations, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 2,600 POS terminals in Malaysia.

The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital and intangible assets, such as customer relationships, computer software, trademarks and trade names and goodwill. A substantial amount of the purchase price was allocated to intangible assets including goodwill.

In connection with the acquisition, on May 28, 2003, Euronet increased the size of its Board of Directors by one member and nominated and recommended for election a new Class III director, Paul Althasen, formerly an e-pay shareholder. Subsequently, Mr. Althasen was elected to the Board of Directors.

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

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. Management has engaged third party appraisers to assist in this analysis and expects to finalize the purchase price allocation prior to year end. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Customer relationships	8 years	$12,820
Software	5 years	1,038
Trademark and trade name	indefinite	3,433
Goodwill	N/A	61,249

Total intangible assets	—	78,540
Net tangible assets and working capital	various	1,810
Deferred tax liability	N/A	(4,157)

Total purchase price	—	$76,193

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

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2003 (unaudited, in thousands):

	Nine months ended Sept. 30, 2003
	As reported	Acquisition of e-pay	Pro forma
Revenues	$134,302	$9,400	$143,702
Income from continuing operations	14,071	828	14,899
Net income	14,020	828	14,848
Income per share—basic
Income from continuing operations	$0.54		$0.57
Net income	$0.54		$0.57
Income per share—diluted
Income from continuing operations	$0.49		$0.51
Net income	$0.49		$0.51

The following schedule presents the pro forma combined results of operations of Euronet and e-pay as if the acquisition had occurred on January 1, 2002 (unaudited, in thousands):

	Nine months ended Sept. 30, 2002
	As reported	Acquisition of e-pay	Pro forma
			(adjusted for inclusion of e-pay results)
Revenues	$52,454	$32,754	$85,208
Income (loss) from continuing operations	(6,786)	1,859	(4,927)
Net income (loss)	(3,668)	1,735	(1,933)
Income (loss) per share—basic
Income from continuing operations	$(0.29)		$(0.21)
Net income	$(0.16)		$(0.08)
Income (loss) per share—diluted
Income from continuing operations	$(0.29)		$(0.21)
Net income	$(0.16)		$(0.08)

Purchase of assets of Austin International Marketing and Investments, Inc.

On September 22, 2003 we purchased all of the assets and assumed certain liabilities of Austin International Marketing and Investments, Inc. (AIM), a Kansas corporation. AIM is a U.S.-based electronic “top-up” company, processing prepaid transactions via point of sale terminals in 36 states on approximately 1,900 POS terminals. Generally, this business will operate as part of the U.S.-based prepaid service branded as PaySpot.

The assets acquired include working capital and intangible assets, primarily customer relationships and goodwill. A substantial amount of the purchase price was assigned to intangible assets and goodwill.

The purchase price of the assets was $2.8 million, including assumed liabilities of $0.9 million. Of the total purchase price, $0.8 million was paid in cash at closing and $1.2 million was paid through the issuance at closing of 114,374 shares of common stock. An additional amount up to $5.5 million in stock and cash may become payable based on the achievement of defined financial results. Approximately 30% of any additional amount is payable in cash and 70% in shares of common stock. Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. Management has engaged third party appraisers to assist in this analysis and expects to finalize the purchase price allocation prior to year end.

Of the total estimated purchase price, management has made a preliminary allocation of approximately $2.0 million to goodwill and other intangibles assets at the acquisition date. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Based on preliminary valuations, approximately $0.6 million of the total purchase price will be allocated to amortizable intangible assets, primarily customer relationships, with an average life of approximately 8-9 years. Annual amortization expense is expected to approximate $0.08 million. In the event the purchase price increases due to the achievement of certain financial results, the amount of the purchase price assigned to amortizable intangibles as well as the related amortization expense may also increase.

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to December 31, 2001, will not be amortized but instead will be evaluated for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

NOTE 5—SALE OF SUBSIDIARY

Sale of U.K. ATM Network

In January 2003, the Company sold 100% of the shares in its U.K. subsidiary, Euronet Services (U.K.) Ltd. (or “Euronet U.K.”) to Bridgepoint Capital Limited (or “Bridgepoint”). This transaction was effected through a Share Purchase Agreement (the “Acquisition Agreement”) whereby EFT Services Holding B.V. (“Euronet Holding”), a Netherlands corporation and a wholly owned subsidiary of Euronet, sold all of its shares of Euronet U.K. to Bank Machine (Acquisitions) Limited (“BMAL”), a U.K. company owned by Bridgepoint, for approximately $29.4 million in cash, subject to certain working capital adjustments. Of this amount, $1.0 million was placed in escrow or otherwise retained subject to the completion and settlement of certain post-closing matters and adjustments, with the remainder paid in cash at closing. The Acquisition Agreement provides that the benefits and burdens of ownership of the shares and all employees of Euronet U.K. were transferred to Bridgepoint effective as of January 1, 2003. Euronet Worldwide, Euronet Holding and BMAL are parties to the Acquisition Agreement. The Acquisition Agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the U.K., including a “Tax Deed” providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to the periods prior to January 1, 2003, but arise after the sale.

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

Gain on Sale

The following table summarizes the gain on the sale of Euronet U.K. (unaudited, in thousands):

Sale price of Euronet U.K.	$29,423
Less: Portion of sale price attributed to estimated fair value of ATM Services	(4,500)

Total consideration received attributed to Purchase Agreement	24,923
Less: Net transaction and settlement costs	(505)

Net cash consideration received	24,418
Less: value of net assets removed as of December 31, 2002
Euronet U.K. assets removed	(10,326)
Euronet U.K. liabilities removed	3,537
Other liabilities removed	372

Gain on sale	$18,001

Euronet U.K.’s assets and liabilities were classified as held for sale as of December 31, 2002, a summary of which is as follows (unaudited, in thousands):

As of Dec. 31, 2002
Current assets	$1,240
Fixed assets	9,086

Total assets held for sale	$10,326

Current liabilities	$2,866
Long-term liabilities	671

Total liabilities held for sale	$3,537

NOTE 6—BUSINESS SEGMENT INFORMATION

For the quarter ended September 30, 2003, Euronet operated in three business segments: (i) a segment that provides an independent shared ATM network and other electronic payment processing services to banks, retail and financial institutions (the “EFT Processing Segment”); (ii) a segment that provides electronic prepaid recharge, or top-up, services for retailer stores and mobile telephone operators (the “Prepaid Processing Segment”); and (iii) a segment that produces application software and solutions for payment and transaction delivery systems (the “Software Solutions Segment”). These business segments are supported by a corporate service segment, which provides corporate and other administrative services to the three business segments (the “Corporate Services Segment”). The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, foreign exchange gain (loss), and minority interest not including nonrecurring gains and losses. Prior period segment information has been restated to conform to the current period’s presentation.

The following tables present the segment results of the Company’s operations for the three-month and nine-month periods ended September 30, 2003 and 2002 (unaudited, in thousands):

	Three months ended Sept. 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$12,925	$36,532	$3,659	$—	$53,116	$(55)	$53,061

Direct operating cost	4,932	29,583	207	—	34,722	1	34,723
Salaries and benefits	3,463	1,954	2,152	696	8,265	1	8,266
Selling, general and administrative	399	1,116	640	1,211	3,366	(51)	3,315
Depreciation and amortization	1,834	922	296	20	3,072	(5)	3,067

Total operating expenses	10,628	33,575	3,295	1,927	49,425	(54)	49,371

Operating income (loss)	2,297	2,957	364	(1,927)	3,691	(1)	3,690

Interest income	6	276	—	18	300	—	300
Interest expense	(144)	(4)	—	(1,689)	(1,837)	—	(1,837)
Income—unconsolidated companies	—	292	—	(46)	246	—	246
Foreign exchange (loss) gain, net	—	—	—	(240)	(240)	6	(234)

Total other (expense) income	(138)	564	—	(1,957)	(1,531)	6	(1,525)

Income (loss) from continuing operations before income taxes and minority interest	$2,159	$3,521	$364	$(3,884)	$2,160	$5	$2,165

Segment assets as of September 30, 2003	$42,527	$161,016	$6,693	$8,203	$218,439	$—	$218,439
Fixed assets as of September 30, 2003	$15,585	$1,920	$735	$—	$18,240	$(26)	$18,214

	Three months ended Sept. 30, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$13,753	$—	$4,181	$—	$17,934	$(45)	$17,889

Direct operating cost	7,622	—	181	—	7,803	45	7,848
Salaries and benefits	2,914	—	3,058	396	6,368	—	6,368
Selling, general and administrative	(62)	—	1,128	793	1,859	(90)	1,769
Depreciation and amortization	2,195	—	248	84	2,527	(8)	2,519

Total operating expenses	12,669	—	4,615	1,273	18,557	(53)	18,504

Operating income (loss)	1,084	—	(434)	(1,273)	(623)	(8)	(615)

Interest income	14	—	7	42	63	—	63
Interest expense	(281)	—	—	(1,165)	(1,446)	—	(1,446)
Loss on facility sublease	—	—	(249)	—	(249)	—	(249)
Equity in losses from investee companies	(159)	—	—	—	(159)	—	(159)
Loss on early retirement of debt	—	—	—	(791)	(791)	—	(791)
Foreign exchange gain (loss) net	(156)	—	—	378	222	—	222

Total other (expense)	(582)	—	(242)	(1,536)	(2,360)	—	(2,360)

Income (loss) from continuing operations before income taxes and minority interest	$502	$—	$(676)	$(2,809)	$(2,983)	$8	$(2,975)

Minority interest	$30	$—	$—	$—	$30	$—	$30
Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$66,559	$—	$66,559
Fixed assets as of December 31, 2002	$20,431	$—	$854	$109	$21,394	$—	$21,394

	Nine months ended Sept. 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$37,129	$86,096	$11,403	$—	$134,628	$(326)	$134,302

Direct operating cost	16,601	69,668	715	—	86,984	(122)	86,862
Salaries and benefits	9,552	4,261	6,868	1,951	22,632	1	22,633
Selling, general and administrative	1,100	2,490	2,005	2,834	8,429	(166)	8,263
Depreciation and amortization	5,554	2,480	837	63	8,934	(15)	8,919

Total operating expenses	32,807	78,899	10,425	4,848	126,979	(302)	126,677

Operating income (loss)	4,322	7,197	978	(4,848)	7,649	(24)	7,625

Interest income	20	748	4	154	926	—	926
Interest expense	(502)	(8)	—	(4,848)	(5,358)	—	(5,358)
Gain on sale of U.K. subsidiary	—	—	—	18,001	18,001	—	18,001
Income from unconsolidated investee companies	(1)	461	—	(80)	380	—	380
Foreign exchange gain (loss), net	—	—	—	(5,231)	(5,231)	38	(5,193)

Total other (expense) income	(483)	1,201	4	7,996	8,718	38	8,756

Income from continuing operations before income taxes and minority interest	$3,839	$8,398	$982	$3,148	$16,367	$14	$16,381

Segment assets as of September 30, 2003	$42,527	$161,016	$6,693	$8,203	$218,439	$—	$218,439
Fixed assets as of September 30, 2003	$15,585	$1,920	$735	$—	$18,240	$(26)	$18,214

	Nine months ended Sept. 30, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Total Segments	Eliminations	Consolidated
Total revenues	$38,864	$—	$13,850	$—	$52,714	$(260)	$52,454

Direct operating cost	20,935	—	732	—	21,667	(70)	21,597
Salaries and benefits	8,105	—	9,117	1,386	18,608	—	18,608
Selling, general and administrative	249	—	2,432	2,244	4,925	(90)	4,835
Depreciation and amortization	6,209	—	731	40	6,980	(50)	6,930

Total operating expenses	35,498	—	13,012	3,670	52,180	(210)	51,970

Operating income (loss)	3,366	—	838	(3,670)	534	(50)	484

Interest income	39	—	137	51	227	—	227
Interest expense	(848)	—	—	(3,959)	(4,807)	—	(4,807)
Loss on facility sublease	—	—	(249)	—	(249)	—	(249)
Equity in losses from investee companies	(159)	—	—	—	(159)	—	(159)
Loss on early retirement of debt	—	—	—	(955)	(955)	—	(955)
Foreign exchange loss, net	1,089	—	—	(4,268)	(3,179)	—	(3,179)

Total other (expense) income	121	—	(112)	(9,131)	(9,122)	—	(9,122)

Income (loss) from continuing operations before income taxes and minority interest	$3,487	$—	$726	$(12.801)	$(8,588)	$(50)	$(8,638)

Minority interest	$77	$—	$—	$—	$77	$—	$77
Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$66,559	$—	$66,559
Fixed assets as of December 31, 2002	$20,431	$—	$854	$109	$21,394	$—	$21,394

Total revenues for the nine-month periods ended September 30, 2003 and September 30, 2002, and long-lived assets as of September 30, 2003 and December 31, 2002 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues
	For the nine month ended Sept. 30,		Long-lived Assets
	2003	2002	As of Sept.30, 2003	As of Dec. 31, 2002
United States	$11,546	$13,850	$736	$854
Germany	10,102	8,546	2,354	2,741
Poland	12,077	9,212	6,607	8,223
Hungary	5,406	5,434	3,834	6,703
U.K.	62,526	10,337	1,150	—
Australia	24,864	—	568	—
Czech Republic	2,993	1,874	1,943	2,014
Other	4,788	3,201	1,022	859

Total	$134,302	$52,454	$18,214	$21,394

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing segments. All revenues generated by Software Solutions Segment activities are attributed to the United States. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 7— SALE OF HUNGARIAN ATM NETWORK

On September 12, 2003, the Company completed the sale of its 272 Hungarian ATMs. The sale was made to a large financial institution in Hungary for consideration of approximately $2.7 million. The carrying value of the network and expected expenses of sale, including incentive compensation, totaled approximately $1.9 million. The sale resulted in pretax gain of approximately $0.8 million. In connection with the sale, the Company entered into a long-term outsourcing agreement and cash sponsorship arrangement with the purchaser under terms the Company believes are no less favorable than other similar outsourcing and cash sponsorship agreements the Company is a party to. Of the total proceeds, approximately $1.8 million was received at closing. The balance of approximately $0.9 million is due no later than 180 days from closing. Management has estimated the fair value of all aspects of the transaction, including the outsourcing and cash sponsorship agreements, and considered this in the determination of the calculation of the gain on sale of this ATM network.

NOTE 8—INCOME TAX EXPENSES

Income tax expense on income from continuing operations was $0.7 million for the three months ended September 30, 2003, and $2.3 million for the nine months ended September 30, 2003, representing an effective tax rate of 34.1% and 14.1% for each period, respectively. The effective tax rate of 34.1% for the third quarter of 2003 was due to the existence of taxable income in certain tax jurisdictions partially offset by the recognition of a tax benefit resulting from a European Court of Justice decision in a Netherlands tax case that impacts the Company’s Netherlands-based holding company. Losses incurred in certain other tax jurisdictions did not meet the requirements of SFAS 109 “Accounting for Income Tax” for tax benefit recognition. The effective tax rate of 14.1% for the nine-month period ended September 30, 2003, was lower than the quarterly effective tax rate, primarily due to the non-taxable gain on the sale of the U.K. ATM network in the first quarter 2003.

NOTE 9—CREDIT FACILITIES

As of September 30, 2003, banks have issued standby letters of credit on the Company’s behalf amounting to $4.0 million. These letters of credit are fully secured by cash deposits held by the respective issuing banks. This cash is classified as restricted cash as of September 30, 2003.

The Company has lines of credit totaling $1.3 million to meet cash requirements for the startup of our India market. The lines of credit are fully collateralized by a portion of those letters of credit described above.

NOTE 10—RELATED PARTY TRANSACTIONS

In February 2003, the Company paid approximately $74.8 million to the former shareholders of e-pay. The amount paid to the shareholders consisted of approximately $30.0 million in cash at closing, $18.0 million through issuance at closing of 2,497,504 shares of Euronet common stock, and the remaining $26.9 million in deferred cash consideration or promissory notes executed at closing with 24 month maturity dates bearing interest rates ranging from 6% to 8%. Ten of these former shareholders are now employees and/or officers of Euronet. Paul Althasen, a former shareholder of e-pay and current member of Euronet’s Board of Directors, received $15.4 million in total consideration consisting of cash, common stock, and notes payable for his ownership in e-pay. Subsequent to September 30, 2003, the remaining $4.0 million of the original $8.5 million e-pay acquisition deferred cash consideration was paid in full.

For the nine-month period ended September 30, 2003, the Company recorded $0.2 million in revenue related to EuroPlanet a.d. (“EuroPlanet”); a 36% owned joint venture operating ATMs in the Federal Republic of Serbia. EuroPlanet was incorporated in the Federal Republic of Serbia, and 36% of the shares are owned by our wholly owned subsidiary EFT Services Holdings BV. EuroPlanet was formed to own and/or operate and manage ATM machines and point of sale terminals both for the joint venture’s own account and the account of customer banks. The Company accounts for EuroPlanet using the equity method of accounting.

NOTE 11—SIGNIFICANT SOFTWARE LICENSE AGREEMENT

In January 2002, the Company entered into a significant software license agreement (the “License Agreement”), whereby the Company granted ALLTEL Information Systems (currently known as Fidelity National Financial, Inc. (“FNF”)) a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of our GoldNet ATM Network Processing Software (“GoldNet Software”). Under the terms of the License Agreement, FNF agreed to pay license, professional services and maintenance fees of $5.0 million. In January 2002, 50% of the license fees were received, with remaining payments of 40% upon acceptance of the software (received in July 2002), and 10% twelve months from the date of the agreement (received in January 2003). The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new FNF network processing customers. Revenue from the license fee and related services will be recognized under the percentage of completion contract accounting method. The Company recognized $0.2 million in revenues related to the License Agreement during the three months ended September 30, 2003, and $0.3 million during the nine months ended September 30, 2003. The Company recognized $0.6 million in revenues related to the License Agreement during the three months ended September 30, 2002, and $3.5 million during the nine months ended September 30, 2002. Approximately $0.2 million of revenues remain to be earned and recognized related to the License Agreement.

NOTE 12—RESTRICTED CASH

As of September 30, 2003, the Company has $43.4 million of restricted cash, of which $38.1 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected and held in designated trust accounts classified as restricted cash balances that are not available for operating business activities. The remaining $5.3 million is held as security with respect to cash provided by banks participating in the Company’s ATM network or standby letters of credit.

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

All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude 2002 discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Euronet Worldwide, Inc. is a leading provider of secure electronic financial transaction solutions. We provide financial payment middleware, financial network gateways, outsourcing, and consulting services to financial institutions, retailers and mobile phone operators.

Significant Events

During the nine months ended September 30, 2003, we entered into four transactions that are further described in the discussion and analysis that follows.

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

Third, on September 22, 2003, we purchased all of the assets and assumed certain liabilities of Austin International Investments and Marketing, Inc. (AIM), a Kansas corporation. AIM is a U.S. based electronic “top up” company, selling prepaid services via point of sale terminals in 36 states on approximately 1,900 POS terminals. This transaction is discussed more fully in the Prepaid Processing Segment discussion and in Note 4 to the unaudited consolidated financial statements. Generally, this business will operate as part of the U.S.-based prepaid service branded as PaySpot.

Fourth, in September 2003, we sold our 272 Hungarian ATMs for approximately $2.7 million to a large financial institution in Hungary, and simultaneously entered into a multi-year outsourcing agreement and cash sponsorship arrangement with the buyer. We will continue to operate that ATM network through the outsourcing agreement. This transaction is discussed more fully in the EFT Processing Segment and in Note 7 to the unaudited consolidated financial statements.

Business Summary

We process transactions for a network of 3,254 automated teller machines (ATMs) that we own or operate for others in Europe and India. We operate a network of POS terminals providing electronic processing of prepaid mobile phone airtime (“top-up”) services in the U.K, Australia, New Zealand, Ireland, Poland and the U.S. Through our software subsidiary, Euronet USA, Inc. (“Euronet USA”), we offer a suite of integrated electronic fund transfer (EFT) software solutions for electronic payment and transaction delivery systems. Our principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, electronic recharge services (for prepaid mobile airtime) and integrated EFT software solutions. Our solutions are used in more than 60 countries around the world. As of September 30, 2003, we had ten offices in Europe, two in the United States and one each in India, Indonesia, Egypt, and Australia.

As of September 30, 2003, we operated in three principal business segments:

•	The EFT Processing Segment, which includes our proprietary ATM network and outsourced management of ATMs for banks of financial institutions and includes various new processing services we provide for these entities and mobile phone companies through our network of owned and managed ATMs, such as mobile phone recharge services at the ATM.

•	The Prepaid Processing Segment, consisting of e-pay and PaySpot, which provides electronic top-up transaction services at retail stores for mobile and other telecommunication operators through POS terminals.

•	The Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and processes financial transactions from those devices, telephones, mobile devices and the Internet.

We also operate a “Corporate Services Segment” that provides our three business segments with corporate and other administrative services that are not directly identifiable with them. The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies. We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign exchange gain (loss), and minority interest, excluding nonrecurring gains and losses.

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Three months ended Sept. 30,
	Revenues		Operating Income (Loss)
	2003	2002	2003	2002
EFT Processing	$12,925	$13,753	$2,297	$1,084
Prepaid Processing	36,532	—	2,957	—
Software Solutions	3,659	4,181	364	(434)
Corporate Services	—	—	(1,927)	(1,273)

Total	53,116	17,934	3,691	(623)
Inter-Segment Eliminations	(55)	(45)	(1)	8

Total	$53,061	$17,889	$3,690	$(615)

	Nine months ended Sept. 30,
	Revenues		Operating Income (Loss)
	2003	2002	2003	2002
EFT Processing	$37,129	$38,864	$4,322	$3,366
Prepaid Processing	86,096	—	7,197	—
Software Solutions	11,403	13,850	978	838
Corporate Services	—	—	(4,848)	(3,670)

Total	134,628	52,714	7,649	534
Inter-Segment Eliminations	(326)	(260)	(22)	(50)

Total	$134,302	$52,454	$7,627	$484

Recurring and Non-Recurring Items

The following is a summary of certain significant recurring and non-recurring items and a reference to their location in this Management Discussion. This summary is provided to assist the reader in locating the detailed discussion on these matters.

Description of Item	Management Discussion Page Reference
Gain on sale of U.K. ATM network	Page 18 and 28
Gain on sale of Hungary ATMs	Page 21
Non-recurring contract termination fee	Page 19
Foreign exchange loss/gain	Page 28
Income tax expense/benefit	Page 28
Interest expense	Page 28

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003

EFT PROCESSING SEGMENT

	Three months ended Sept. 30, 2003 Entire Segment	Pro forma: Three months ended Sept. 30, 2002
EFT Processing (unaudited, in thousands)		Entire Segment as Reported	Effects of U.K. Transaction	Adjusted for U.K. Processing
Total revenues	$12,925	$13,753	$(3,438)	$10,315

Direct operating cost	4,932	7,622	(2,519)	5,103
Salaries and benefits	3,463	2,914	(409)	2,505
Selling, general and administrative	399	(62)	125	63
Depreciation and amortization	1,834	2,195	(520)	1,675

Total operating expenses	10,628	12,669	(3,323)	9,346

Operating income	$2,297	$1,084	$(115)	$969

	Nine months ended Sept. 30, 2003 Entire Segment	Pro forma: Nine months ended Sept. 30, 2002
EFT Processing (unaudited, in thousands)		Entire Segment as Reported	U.K. Processing	Adjusted for U.K. Processing
Total revenues	$37,129	$38,864	$(9,054)	$29,810

Direct operating cost	16,601	20,935	(6,425)	14,510
Salaries and benefits	9,552	8,105	(1,202)	6,903
Selling, general and administrative	1,100	249	17	266
Depreciation and amortization	5,554	6,209	(1,341)	4,868

Total operating expenses	32,807	35,498	(8,951)	26,547

Operating income	$4,322	$3,366	$(103)	$3,263

Sale of U.K. ATM Network

In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer of the network. We now operate the ATMs in that network under a five-year outsourcing agreement. We sold our U.K subsidiary, and with this transaction, all employees working in that subsidiary were transferred to the buyer. The results of operations of the U.K. ATM network operations continue to be included in continuing operations due to the ongoing revenues generated by the outsourcing agreement. This transaction is more fully described in Note 5 to the unaudited consolidated financial statements. See the discussion below where the effects of this transaction on revenues and operating income are more fully described.

In order to provide a more meaningful comparison of the results for the three- and nine-month periods ended September 2003 compared to the same periods for 2002, we have provided a “Pro forma” schedule above that adjusts the 2002 income and expense to exclude the U.K. ATM network business and include the benefits of the outsourcing agreement as if it were in effect for those periods. This presentation is consistent with our presentation in the 8-K filing we made on January 17, 2003 relating to the sale of the U.K. ATM network.

Revenues

Total segment revenues decreased 6% or $0.9 million to $12.9 million for the three months ended September 30, 2003 from $13.8 million for the three months ended September 30, 2002. Total segment revenues decreased 4% or $ 1.8 million to $37.1 million for the nine months ended September 30, 2003 from $38.9 million for the nine months ended September 30, 2002.

As shown in the schedule above, if 2002 U.K. ATM network revenues are excluded and the related outsourcing revenues are included in the comparative amounts due to the sale of the U.K. ATM network in January 2003, revenues increased 25% for the three months ended September 30, 2003 and 25% for the nine months ended September 30, 2003 over the three and nine months ended September 30, 2002.

Included in revenues for the nine months ended September 30, 2003 are approximately $1.0 million in one-time revenues, including a contract termination fee of approximately $0.8 million for a contract that was terminated before implementation. Increases in ATMs under management and in transactions are the primary reasons for the increase in revenues as further quantified below. Certain new ATM driving contracts and network participation agreements were implemented in the final nine months of 2002 that contributed to transaction growth.

We operated 2,951 ATMs as of September 30, 2002 and processed 56.5 million transactions for the nine months ended September 30, 2002. We increased the number of ATMs we operated by 303 ATMs, or 10%, from September 30, 2002 to a total of 3,254 ATMs as of September 30, 2003. On September 30, 2003, we owned 26% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 74% were operated under management outsourcing agreements. Transactions on machines owned or operated by us totaled 81.5 million transactions for the nine months ended September 30, 2003, an increase of 24.0 million, or 44% over the nine months ended September 30, 2002. The increase in transaction growth was greater than the increase in ATM growth and revenue growth. This was the result of an increase in the number of ATMs that we operate under ATM management outsourcing agreements relative to ATMs we own during this period together with increasing the number of ATM-based prepaid telecommunication recharge transactions. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This structure fee generated both fixed and variable revenue components. As a result, transactions on these machines increased faster than the revenues.

Of total segment revenue, approximately 56% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the nine months ended September 30, 2003 and 60% for the nine months ended September 30, 2002 as adjusted for the sale of the U.K. ATM network and related outsourcing agreement. We believe our strategy to shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and ATMs operated under outsourcing agreements will provide higher marginal returns on investments. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

We generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in EFT Processing Segment revenues transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Operating Expenses

Total segment operating expenses decreased 16%, or $2.1 million to $10.6 million for the three months ended September 30, 2003 from $12.7 million for the three months ended September 30, 2002. Total segment operating expenses decreased 8%, or $2.7 million to $32.8 million for the nine months ended September 30, 2003 from $35.5 million for the nine months ended September 30, 2002.

As shown in the schedule above, if the 2002 U.K. ATM operating expenses are excluded from the comparative figures due to the sale of the U.K. ATM network in January 2003, operating expenses increased 14% for the three months ended September 30, 2003 over the three months ended September 30, 2002 and 24% for the nine months ended September 30, 2003 over the nine months ended September 30, 2002.

The increase in operating expenses is primarily the result of additional expense to support increases in transactions and ATMs. Additionally, salaries increased to support our operational growth during the period and market development costs in Asia. Costs in Asia were approximately $0.6 million for the three months ended September 30, 2003 and $1.7 million for the nine months ended September 30, 2003.

Direct operating costs in the EFT Processing Segment include the costs of goods and services related to processing revenues and consist primarily of six categories shown in the table below.

If the 2002 U.K. ATM direct operating costs are excluded from the comparative amounts due to the sale of the U.K. ATM network, direct operating costs decreased by 3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2003 and increased by 14% compared to the nine months ended September 30, 2002.

The increased operating expenses are primarily due to the increased number of ATMs and transactions, as mentioned in the revenue discussion above. Allocations within the Euronet operating companies are made to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. After excluding U.K. processing and monitoring expenses, these fees increased $0.3 million to $1.4 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002 and increased by $0.6 million to $3.6 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002.

The components of direct operating costs for the three and nine months ended September 30, 2003 and September 30, 2002 were:

EFT Processing (unaudited, in thousands)	Three months ended Sept. 30,	Proforma: Three months ended Sept. 30,
	2003	2002	2002	2002
	Entire Segment	Entire Segment as Reported	U.K. Processing	Adjusted without U.K. Processing
ATM communication	$789	$1,057	$292	$765
ATM cash filling and interest on network cash	976	1,877	678	1,199
ATM maintenance	895	1,269	355	914
ATM site rental	694	1,005	398	607
ATM installation	195	193	90	103
Transaction processing and ATM monitoring	1,726	1,697	315	1,382
All other	(343)	524	391	133

Total direct operating costs	$4,932	$7,622	$2,519	$5,103

EFT Processing (unaudited, in thousands)	Nine months ended Sept. 30,	Proforma: Nine months ended Sept. 30,
	2003	2002	2002	2002
	Entire Segment	Entire Segment	U.K. Processing	Adjusted without U.K. Processing
ATM communication	$2,389	$3,013	$767	$2,246
ATM cash filling and interest on network cash	3,476	5,340	1,880	3,460
ATM maintenance	2,814	3,264	835	2,429
ATM site rental	2,095	2,664	963	1,701
ATM installation	554	487	213	274
Transaction processing and ATM monitoring	4,672	4,739	858	3,881
All other	601	1,428	909	519

Total direct operating costs	$16,601	$20,935	$6,425	$14,510

The following discussion and analysis again compares certain direct operating costs, salaries, selling, general and administrative costs as well as depreciation costs and performance ratios for 2003 to 2002 excluding the U.K. processing business expenses. We sold the U.K. ATM network in January 2003 and thus there are no comparable expenses in the three and nine-month periods ended September 30, 2003. We believe this presentation provides a more comparable cost structure for analysis of the changes between the periods.

Direct operating costs decreased from 52% of revenues for the three months ended September 30, 2002 to 38% of revenues for the three months ended September 30, 2003, and decreased from 49% for the nine month periods ending September 30, 2002 to 45% of revenues for the nine months ended September 30, 2003. Excluding $0.2 million and $0.8 million in one-time contract termination fees and other one-time revenues for the nine months ended September 30, 2003, and excluding a gain of $1.0 million ($0.8 million net of related incentive payments reported in salaries and benefits) from the sale of ATMs that we own in Hungary, direct operating costs were 46% of this segment’s revenue for the three months ended September 30, 2003 and 49% for the nine months ended September 30, 2003. Also excluding one-time fees and gains on a per-ATM basis, the direct operating costs rose 5% from $1,729 per ATM for the three months ended September 30, 2002 to $1,823 per ATM for the three months ended September 30, 2003, and rose 10% from $4,917 per ATM for the nine months ended September 30, 2002 to $5,409 per ATM for the nine months ended September 30, 2003. This increase is primarily due to the increased number of transactions for the three- and nine-month periods ended September 2003 as compared to the same periods in 2002. See Note 7 to the unaudited consolidated financial statements for more information. The rate of increase in direct operating costs is less than the rate of increase in transactions due to the fact that certain costs are fixed or under contract as more fully described below.

Costs per transaction have decreased because of increasing transaction volumes at existing sites with a large fixed direct operating cost component at these sites. On a per-transaction basis, direct operating costs fell 30% from $0.23 per transaction for the three months ended September 30, 2002 to $0.16 per transaction for the three months ended September 30, 2003. Direct operating costs fell 19% from $0.25 per transaction for the nine months ended September 30, 2002 to $0.20 per transaction for the nine months ended September 30, 2003. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, the number of ATMs that we operate under ATM management agreements increased, as compared to ATMs we own, including those in the U.K. ATM network that were shifted from owned to outsourced ATMs. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements shift to the customer some expenses required to operate the ATM. For example, in the U.K. ATM network approximately $6.4 million in direct operating expenses were in the nine months ended September 30, 2002 that were no longer incurred in the nine months ended September 30, 2003 as a result of the sale of the U.K. business and the simultaneous signing of the ATM outsourcing agreement.

Segment salaries and benefits were $3.5 million for the three-month period ended September 30, 2003 and $2.5 million for the three months ended September 30, 2002. Segment salaries and benefits were $9.6 million for the nine-month period ended September 30, 2003 and $6.9 million for the nine-month period ended September 30, 2002. Segment salaries and benefits increased 38% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and increased 38% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to an increase of staff levels in our Asian markets as well as certain incentive compensation related to recent contracts and expected achievement of certain performance objectives in 2003 that were not achieved in 2002. As a percentage of this segment’s revenue, salaries and benefits increased to 27% for the three months ended September 30, 2003 from 25% for the three months ended September 30, 2002 and also increased to 26% for the nine months ended September 30, 2003 from 24% for the nine months ended September 30, 2002. Excluding one-time expenses of $0.2 million for bonuses for the three months ended September 30, 2003 and excluding one time revenues and the one time expenses of $1.0 million and $0.2 million respectively, for the nine months ended September 30, 2003, segment salary and benefits for the quarter ended September 30, 2003 were 28% of this segment’s revenue and for the nine months ended September 30, 2003 were 26% of segment revenue.

Selling, general and administrative costs of the EFT Processing Segment increased by $0.3 million to $0.4 million for the three months ended September 30, 2003 from $0.1 million for the three months ended September 30, 2002. Selling, general and administrative costs increased by $0.8 million to $1.1 million for the nine months ended September 30, 2003 from $0.3 million for the nine months ended September 30, 2002. This increase is largely the result of market development expenses in our Asian business.

Depreciation and amortization increased 9% by $0.1 million to $1.8 million for the three months ended September 30, 2003 from $1.7 million the three months ended September 30, 2002 and increased 14% by $0.7 million to $5.6 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002. This change is due to the increase in depreciation of the new computer and system facilities at our European Operations Center in Budapest, which was placed in service in third quarter 2002, offset by a decrease in depreciation of ATMs as a result of certain machines reaching the end of their depreciation lives. Finally, the shift from owned to outsourced ATMs will continue to result in lower depreciation levels.

Operating Income

The EFT Processing Segment improved operating income by $1.3 million to $2.3 million for the three months ended September 30, 2003 from $1.1 million (including the U.K. ATM network business) for the three months ended September 30, 2002. The EFT Processing Segment improved operating income by $0.9 million to $4.3 million for the nine months ended September 30, 2003 from $3.4 million (including the U.K. ATM network business) for the nine months ended September 30, 2002.

As shown in the schedule above, if the 2002 U.K. ATM operating income and expenses are excluded from the comparative figures due to the sale of the U.K. ATM network in January 2003, operating income improved by $1.3 million to $2.3 million for the three months ended September 30, 2003 as compared to $1.0 million for the three months ended September 30, 2002 and operating income improved by $1.0 million to $4.3 million for the nine months ended September 30, 2003 as compared to $3.3 million for the nine months ended September 30, 2002.

These increases in operating income for the three- and nine-month periods are due to the factors mentioned in the discussion and analysis above, with the following two specific items contributing significantly to the increases.

•	$0.8 million from the sale of 272 Hungarian ATMs during the three months ended September 30, 2003

•	$0.8 million in contract termination fees during the three months ended March 31, 2003.

We are pursuing new business opportunities in Asia. Operating expenses are expected to exceed revenues by approximately $1.1 million over the next 12 to 15 months as we commence and expand operations in Asia. Capital expenditures over the same period are expected to be approximately $0.8 million related to these operations.

PREPAID PROCESSING SEGMENT

Purchase of e-pay

In February 2003, we purchased 100% of the share capital of e-pay, an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. This transaction is more fully described in Note 4 to the unaudited consolidated financial statements.

Purchase of AIM

On September 22, 2003 we purchased all of the assets and assumed certain liabilities of AIM, a U.S.-based electronic “top up” company, selling prepaid services via point of sale terminals in 36 states on approximately 1,900 POS terminals. This transaction is discussed more fully in the Prepaid Processing Segment discussion and in Note 4 to the unaudited consolidated financial statements. Generally, this business will operate as part of the U.S.-based prepaid service branded as PaySpot.

Business Overview

The business of Prepaid Processing is the distribution of prepaid mobile phone minutes to consumers through a network of point of sale (POS) terminals and direct connections to the electronic payment systems of retailers. We enter into agreements with mobile phone operators in certain geographical markets and connect directly to the mobile phone operators’ back office systems. In others markets (such as the U.S.), we receive mobile phone time through the electronic delivery by mobile operators or the purchase from other sources of phone time through PIN numbers that release airtime to the mobile phone of the customers concerned. We then distribute the mobile phone time through an electronic network either through a direct credit from the mobile operator to the mobile phone, or sales of PINs. The business has grown rapidly over the past year as new retailers have been added and prepaid airtime has switched from physical vouchers to distribution by electronic means.

Our Prepaid Processing Segment consists of e-pay operations in the U.K., Australia, New Zealand and Ireland, together with e-pay’s joint venture in Malaysia, which serves the Malaysian and Indonesian markets. This segment also includes operations in Poland managed by our subsidiary there and PaySpot, Inc. (PaySpot) a newly formed U.S.-based prepaid top-up company, which recently acquired AIM. Because the AIM acquisition was completed on September 22, 2003, minimal income and expenses for AIM or the U.S. market are included in management’s discussion and the analysis of results below.

We maintain contractual relationships with the retailers or networks that operate the POS terminals through which we distribute PINs. Our agreements with major retailers generally are multi-year agreements, whereas agreements with small retailers are terminable on three months notice. In Europe, we generally provide the POS terminals free of charge and incur the expense of installing those terminals in the retail outlets. In the U.S., the retailers generally pay for the POS terminals. In the U.S., we are attempting to achieve leverage in expansion of our network by contracting with distributors or networks of POS or ATM terminals (generally referred to as Independent Sales Organizations or ISO), who are paid a commission for delivering us contracts with retailers in their networks to distribute PINs on their terminals. As a result of our agreements with ISOs in the U.S., our relationships with the retailers are sometime indirect, through the distributor or ISO.

We establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of mobile phone time are completed, the customer pays the retailer and the retailer becomes obligated to make settlement of the principal amount of the phone time sold. At e-pay, these amounts are deposited on accounts that are held in trust for the mobile operators. In the U.S., retailer accounts are directly debited on a contractually defined basis. No trust arrangements are required in the U.S. with respect to amounts settled to us. We maintain systems that permit us to monitor the payment practices of each retailer.

The Prepaid Processing segment now supports top-up transactions at approximately 75,000 points of sale in 29,000 locations across eight countries.

The following table presents the results of operations for the three months ended September 30, 2003 and the eight months ended September 30, 2003 as included in our consolidated results of operations (unaudited, in thousands):

	Three months ended Sept. 30, 2003	Eight months ended Sept. 30, 2003
Total revenues	$36,532	$86,096

Direct operating cost	29,583	69,668
Salaries and benefits	1,954	4,261
Selling, general and administrative	1,116	2,490
Depreciation and amortization	922	2,480

Total operating expenses	33,575	78,899

Operating income	$2,957	$7,197

The following table presents the pro forma condensed results of operations for the three months ended September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002 for the separate e-pay consolidated group, including the effect of amortization of amortizable intangible assets acquired (unaudited, in thousands):

	Three months ended Sept. 30,	Nine months ended Sept. 30,
	2002	2003	2002
Total revenues	$15,323	$95,496	$32,754
Total operating expenses	14,102	87,350	31,801

Operating income (loss)	$1,221	$8,146	$953

Revenues

The significant growth in the pro forma revenue and operating income for the three and nine months ended September 30, 2003 over September 30, 2002 is the result of the ramp-up of e-pay as a business during its development stage. During the period ended September 30, 2002, e-pay was still establishing contractual relationships with many large and small retailers to distribute mobile “top-up” services through POS terminals. Revenues have grown rapidly over the past year as the level of business at the retailers concerned has ramped up to full realization. Growth in the business is also attributed to the conversion of mobile operators from prepaid “top-up” using scratch card solutions to electronic processing solutions such as those provided by e-pay. Transactions processed for the three months ended September 30, 2003 were 26.3 million and $61.2 million for the eight months ended September 30, 2003 (the period included in our consolidated operating results for the nine months ended September 30, 2003). We do not expect these growth rate levels to continue.

Revenue is recognized based on commissions received from mobile and other telecommunication operators for the distribution and processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions of the mobile phone operator agreements, mobile phone operators have the ability to reduce the overall commission paid to e-pay on each top-up transaction. However, by virtue of our contracts with retailers, not all of these reductions are absorbed by e-pay. Therefore, when mobile phone operators reduce overall commissions, the effect is to reduce revenues with only a small impact on operating income. In Australia certain retailers negotiate directly with the mobile phone operators for their own commission rates. e-pay’s maintenance of its agreements with mobile operators is important to the success of its business, because these agreements permit e-pay to distribute “top-up” to the mobile operators’ customers.

Approximately 99% of revenue is attributed to the processing of prepaid mobile airtime, and 1% is attributed to other telecommunications products. In the U.S., with the AIM acquisition, we have begun distributing small amounts of long distance phone time for use on landlines, and we expect to continue to do so. As other telecommunications and prepaid products are introduced, this mix is expected to gradually change.

Total segment revenue increased by 13% or $4.3 million to $36.5 million for the three months ended September 2003 from $32.2 million for the three-month period ended June 30, 2003. We processed 26.3 million transactions within the U.K., Ireland, Australia, New Zealand and Polish markets, an increase of 3.5 million transactions or 15% compared to the three-month period ended June 30, 2003. Higher transaction volumes increased revenue by $4.6 million compared to the prior three-month period ended June 30, 2003. Revenue per transaction decreased as certain mobile phone operators reduced commission rates in the U.K. market, which resulted in a revenue decrease of approximately $0.4 million compared to the three-month period ended June 30, 2003. Segment revenue increased by $21 million or 140% compared to the three-month period ended September 30, 2002. This increase is primarily due to increased transaction volume. Transaction volume increased by 15.3 million or 139% from 11 million transactions in this period.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other telecommunication products. Communication and paper expenses required to operate e-pay terminals are also included. These expenditures vary directly with processed transactions.

Direct operating expenses increased by $3.5 million to $29.6 million for the three-month period ended September 30, 2003 from $26.1 million for the three months ended June 30, 2003. Higher transaction volumes increased costs by $3.8 million. A reduction in commissions and certain other transaction costs decreased costs by $0.4 million.

Direct operating expenses increased $17.7 million from $11.9 million for the three-month period ended September 30, 2002. The increase in direct operating costs compared to the three-month period ended September 30, 2002 is primarily due to the substantial increase in transaction volumes. Costs per transaction have increased slightly as a result of certain new contracts with large retail merchants who have contributed to transaction growth but at a higher commission cost to e-pay.

Segment salaries and benefits increased by $0.5 million to $2.0 million for the three months ended September 30, 2003 compared to $1.5 million for the three months ended June 30, 2003, primarily due to incentive awards based on expected achievement of certain 2003 performance objectives. Additionally, new hires necessary to staff expansion into new markets in Poland and the U.S. contributed $0.2 million to the increase. Finally, customer service and sales staff additions necessary to manage the business growth have contributed to the increase. This increase is $0.9 million over the three months ended September 30, 2002 of $1.1 million.

Selling, general and administrative expenses increased by $0.1 million to $1.1 million for the three months ended September 30, 2003 from $1.0 million for the three months ended June 30, 2003. This increase is primarily due to additional new market development expenses, during the three months ended September 30, 2003. Selling, general and administrative expenses increased $0.5 million compared to the three months ended September 30, 2002, due to various overhead and professional fee increases to support substantial business growth during this period.

Depreciation and amortization remained constant at $0.9 million for the three months ended September 30, 2003 compared to the three months ended June 30, 2003 and increased by $0.3 million over $0.6 million for the three months ended September 30, 2002. This increase compared to the three months ended September 30, 2003 is due to a $0.5 million expense for the amortization of assigned intangible assets related to the acquisition of e-pay offset by a $0.2 million decrease due to existing terminals reaching the end of their depreciation lives.

Operating Income

Operating income in the Prepaid Processing Segment increased by $0.3 million to $3.0 million for the three months ended September 30, 2003 from $2.7 million for the three months ended June 30, 2003. This represents an increase of $1.8 million over “pro forma” operating income of $1.2 million for the three months ended September 30, 2002. Operating income was $7.2 million for the eight-month period included in the results for the nine months ended September 30, 2003. On a “pro forma” basis, operating income was $8.1 million for the full nine-month period ended September 30, 2003. This represents an increase of $7.1 million over operating income of $1.0 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, e-pay was still establishing contractual relationships with many large and small retail stores, and the switch from physical vouchers to distribution via electronic networks was still in its early stages.

Transaction growth in the U.K. is expected to slow in the following six to twelve months as a result of our current association with nearly all of the larger retail merchants and as the conversion to electronic top-up from physical vouchers begins to slow.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions	Three months ended Sept. 30,		Nine months ended Sept. 30,
(unaudited, in thousands)	2003	2002	2003	2002
Total revenues	$3,659	$4,181	$11,403	$13,850

Direct operating cost	207	181	715	732
Salaries and benefits	2,152	3,058	6,868	9,117
Selling, general and administrative	640	1,128	2,005	2,432
Depreciation and amortization	296	248	837	731

Total operating expenses	3,295	4,615	10,425	13,012

Operating income (loss)	$364	$(434)	$978	$838

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

The components of Software Solutions revenue for the three-month and nine-month periods ended September 30, 2003 and 2002 were (unaudited, in thousands):

Software Solutions	Three months ended Sept. 30,		Nine months ended Sept. 30,
(unaudited, in thousands)	2003	2002	2003	2002
Software license fees	$1,012	$1,001	$2,420	$5,516
Professional service fees	1,093	1,522	4,233	3,568
Maintenance fees	1,483	1,630	4,427	4,221
Hardware sales	71	28	323	545

Total	$3,659	$4,181	$11,403	$13,850

Total software revenues decreased $0.5 million from $4.2 million for the three months ended September 30, 2002 to $3.7 million for the three months ended September 30, 2003 and decreased $2.4 million from $13.9 million for the nine months ended September 30, 2002 to $11.4 million for the nine months ended September 30, 2003. This decrease is generally in line with expectations for this segment and, excluding the Fidelity National Financial (FNF) software license fees in 2002, represents a marginal improvement in 2003 over 2002.

Software license fees increased marginally for the three-month period ended September 30, 2003 from $1.0 million for the three-month period ended September 30, 2002. Software license fees decreased $3.1 million to $2.4 million for the nine-month period ended September 30, 2003 from $5.5 million for the nine-month period ended September 30, 2002. This decrease in the nine-month period is due primarily to license fees that we earned as part of a software license agreement with FNF during 2002 (see Note 11 to the unaudited consolidated financial statements). We recognized no software license fees related to the FNF software license agreement during the nine months ended September 30, 2003. We recognized $0.6 million and $3.5 million in software license fees related to the FNF software license agreement during the three- and nine-month periods ended September 30, 2002. Approximately $0.4 million of license fees remain to be earned and recognized related to the FNF software license agreement; there is no specific date by which the services related to these fees must be utilized. Excluding the 2002 FNF license fees, software license fees increased $0.6 million for the three month ended September 30, 2003 and decreased $0.9 million for the nine months ended September 30, 2003 compared to the same periods in 2002 due to increased license agreements being signed during the first and second quarters in 2003.

Professional service fees decreased $0.4 million to $1.1 million for the three-month period ended September 30, 2003 from $1.5 million for the three-month period ended September 30, 2002. Professional services fees increased $0.6 million to $4.2 million for the nine-month period ended September 30, 2003 from $3.6 million for the nine-month period ended September 30, 2002. The decrease in professional service fees for the three months ended September 30, 2003, is partially due to a change in product mix and timing of certain professional service fee contracts. In addition, there were fewer billable hours of service and consulting contract work that we performed in connection with the sale and installation of software during the three-month period ended September 30, 2003. During the nine-month period ended September 30, 2003, we have billed more hours of service and consulting contract work resulting in a significant increase over the same period a year earlier. This is primarily due to a redeployment of resources from the FNF software license agreement to certain other professional service contracts.

Maintenance fees decreased $0.1 million to $1.5 million for the three-month period ended September 30, 2003 from $1.6 million for the three-month period ended September 30, 2002. Maintenance fees increased $0.2 million to $4.4 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. The three months and nine months ended September 30, 2002 included approximately $0.2 million in mandate fees. Mandates are fees for required changes to our software products that are mandated by card associations. The timing of these mandated changes varies, as does the revenue recognition.

The FNF software license agreement resulted in the inclusion of approximately $0.2 million in maintenance revenues for the three months ended September 30, 2003 and $0.3 million for the nine months ended September 30, 2003. (See Note 11 to the unaudited consolidated financial statements.) This is a decrease of approximately $0.2 million and $0.5 million compared to the three months and nine months ended September 30, 2002, respectively. Approximately $0.2 million of maintenance revenues remain to be earned and recognized related to the FNF software license agreement through 2003.

Hardware sales increased marginally in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease in hardware sales of $0.2 million to $0.3 million for the nine months ended September 30, 2003 from $0.5 million for the nine months ended September 30, 2002 is primarily due to a $0.3 million hardware sale in 2002 related to software license agreement with FNF. Hardware sales are generally sporadic as they are an incidental component to our software license and professional services offerings. The cost for this item is included in direct costs as described below.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts that we have executed and for which we expect recognition of the related revenue within one year. At September 30, 2003, the revenue backlog was $5.5 million as compared to $3.5 million at September 30, 2002. The FNF software license agreement represented $0.4 million of the September 30, 2003 backlog as compared to $0.5 million as of September 30, 2002. Strong sales in 2002 and 2003 have enabled us to replace the FNF license agreement within our backlog. We cannot assure you that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

Operating Expenses

Software Solutions Segment operating expenses are grouped into four categories as shown in the table above.

Direct operating costs consist of hardware costs and distributor commissions. Hardware costs are generally sporadic as they are an incidental component to our software license and professional services offerings. Direct operating costs increased marginally to $0.2 million for the three-month period ended September 30, 2003 from $0.2 million for the three-month period ended September 30, 2002. Direct operating costs decreased slightly to $0.7 million for the nine-month period ended September 30, 2003 from the nine-month period ended September 30, 2002. The increase in direct operating costs for the three months ended September 30, 2003 is primarily due to increased distributor commissions in 2003 as compared to the same period in 2002. The slight decrease in direct operating costs for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is primarily due to a decrease in hardware costs related to the FNF software license agreement in 2002 partially offset by increased distributor commissions in 2003. We continue to pursue strategic distributor relationships for the sale of our software products. These relationships provide an avenue for efficient sales of our products to customers or in geographic regions that may otherwise be inaccessible.

Salary and benefits decreased $0.9 million to $2.2 million for the three-month period ended September 30, 2003 from $3.1 million for the three-month period ended September 30, 2002. Salary and benefits decreased $2.2 million to $6.9 million for the nine-month period ended September 30, 2003 from $9.1 million for the nine-month period ended September 30, 2002. These reductions are generally due to reduced resource commitments for certain development and professional service fee contracts, as well as to an increase in capitalization of salaries for software development costs related to our credit card and U.S.-based prepaid processing software development.

Selling, general and administrative expenses decreased by $0.5 million to $0.6 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. Selling, general and administrative expenses decreased $0.4 million to $2.0 million for the nine months ended September 30, 2003 from $2.4 million for the nine months ended September 30, 2002. This decrease is primarily due to an increase in one-time credits and incentives received in 2003 related to the renegotiation of certain telecommunication contracts, as well as a reduction in certain resources committed to our development and professional service groups.

Depreciation and amortization expense increased to $0.3 million for the three months ended September 2003, and to $0.8 million for the nine months ended September 30, 2003. The increase is due to the addition of $0.8 million in capitalized software development costs during 2002. Amortization of capitalized software development costs was $0.1 million for the three months ended September 30, 2003 and $0.3 million for the nine months ended September 30, 2003. Amortization of capitalized software development costs was $0.2 million for the three months ended September 30, 2002 and $0.5 million for the nine months ended September 30, 2002.

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for software products to be sold, leased or otherwise marketed were $1.0 million and $2.9 million for the three months ended September 30, 2003 and nine months ended September 30, 2003, respectively, and $1.0 million and $2.7 million for the three months ended September 30, 2002 and nine months ended September 30, 2002, respectively.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We capitalized $0.3 million in the three months ended September 30, 2003, as compared to $0.1 million capitalized during the three months ended September 30, 2002. We capitalized $0.7 million in the nine months ended September 30, 2003, as compared to $0.3 million capitalized during the nine months ended September 30, 2002.

Operating Income

The Software Solutions Segment reported operating income of $0.4 million for the three months ended September 30, 2003 as compared to operating loss of $0.4 million for the three months ended September 30, 2002 and $1.0 million for the nine months ended September 30, 2003 as compared to $0.8 million for the nine month period ended September 30, 2002. The increases of $0.8 million and $0.2 million for the three and nine months ended September 30, 2003, respectively, are primarily due to a reduction in salaries and benefits expenses and selling, general and administrative expenses as discussed above.

CORPORATE SERVICES

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(unaudited, in thousands)	2003	2002	2003	2002
Salaries and benefits	$696	$396	$1,951	$1,386
Selling, general and administrative	1,211	793	2,834	2,244
Depreciation and amortization	20	84	63	40

Total operating expenses	$1,927	$1,273	$4,848	$3,670

Operating Expenses

Corporate salary, general, administrative and depreciation expenses increased $0.6 million to $1.9 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002, and increased $1.1 million to $4.8 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. The increases are due to increased salary and benefits costs of $0.3 million and $0.6 million for three- and nine-month periods. Corporate salaries increased due to salary increases granted for improved performance and a modest increase in headcount. General and administrative expenses increased $0.4 and $0.6 million for the three- and nine-month periods due to increases in legal and accounting fees as a result of the growth of the business and certain compliance requirements with respect to the Sarbanes-Oxley Act. Depreciation was constant for the three- and nine-month periods on a comparable basis.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.3 million for the three months ended September 30, 2003 as compared to $0.1 million for the three months ended September 30, 2002 and $0.9 million for the nine months ended September 30, 2003 compared to $0.2 million for the nine months ended September 30, 2002. This increase is due to an increase in temporary cash investments included in cash and restricted cash on the Consolidated Balance Sheets. e-pay earns interest on cash temporarily held in trust accounts. These balances are used in connection with the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Interest Expense

Interest expense increased to $1.8 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. Interest expense increased to $5.4 million for the nine months ended September 30, 2003 from $4.8 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, this increase was primarily due to an increase of $0.3 million in interest related to the Senior Discount Notes due to a weakening of the U.S. dollar relative to the euro during 2003 as well as $1.0 million of interest on indebtedness incurred with the acquisition of e-pay. This increase was substantially offset by the resulting reduction in interest expense as a result of a $9.0 million cash redemption of the euro-denominated Senior Discount Notes that we made in July 2002 as well as payments of $2.2 million on capital lease obligations.

Gain on Sale of Subsidiary

The gain on subsidiary of $18.0 million for the nine months ended September 30, 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Loss/Gain

We had a net foreign exchange loss of $0.2 million for the three months ended September 30, 2003, compared to a net foreign exchange gain of $0.2 million for the three months ended September 30, 2002 and a net foreign exchange loss of $5.2 million for the nine months ended September 30, 2003, compared to a net foreign exchange gain of $3.2 million for the nine months ended September 30, 2002. This loss is primarily due to the weakening of the U.S. dollar, particularly relative to the euro, in excess of 18% since September 30, 2002. Exchange gains and losses that result from remeasurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities are denominated in euros, including capital lease obligations, the Senior Discount Notes, as well as certain cash and cash equivalents. It is our policy to attempt to match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax Expense/Benefit

Tax expense on income from continuing operations was $0.7 million for the three months ended September 30, 2003 as compared to a $0.4 million tax benefit for the three months ended September 30, 2002. Tax expense on income from continuing operations was $2.3 million for the nine months ended September 30, 2003 as compared to a tax benefit on income from continuing operations of $1.8 million for the nine months ended September 30, 2002. The 2003 tax expense for the nine months ended September 30, 2003 is comprised of $1.6 million in tax expense related to the Prepaid Processing Segment, $1.2 million in tax expense related to the EFT Processing Segment, and $0.5 million in tax benefit related to Corporate. Taxable income is now being generated in several tax jurisdictions within these business segments. The income tax benefit for 2002 was primarily due to the recognition of tax benefits from net operating losses. The effective tax rate in our profitable markets ranges from 20% to 40%, excluding the effects of net operating loss carryovers in other markets.

The effective tax rate was 34.1% for the three months ended September 30, 2003 and 14.1% for the nine months ended September 30, 2003. The effective tax rate of 34.1% in the third quarter of 2003 is due to the existence of taxable income in certain tax jurisdictions concurrent with losses in other tax jurisdictions. These losses did not meet the requirements of SFAS 109 for tax benefit recognition. During the three months ended September 30, 2003, we also recognized a one-time tax benefit of $0.5 million as a result of a European Court of Justice decision, which permits our Netherlands’ holding company to claim formerly disallowed interest expense deductions on loans to its EU subsidiaries. The effective tax rate of 14.1% for the nine-month period ended September 30, 2003, was lower than expected on an ongoing basis primarily due to the non-taxable gain on the sale of the U.K. ATM network.

The effective tax rate was (15.1%) for the three months ended September 30, 2002 and (21.4%) for the nine months ended September 30, 2002. The effective tax rate of (15.1%) in the third quarter of 2002 was due to the recognition of benefits from tax losses in certain tax jurisdictions in accordance with SFAS 109. The effective tax rate of 21.4% for the nine months ended September 30, 2002 was primarily due to net operating loss benefits that offset the gain on the U.S. based DASH ATM network.

Net Loss (Income)

In summary, we generated a net income of $1.4 million during the three months ended September 30, 2003 compared to net loss of $2.5 million for the three months ended September 30, 2002. Net income was $14.0 million during the nine months ended September 30, 2003 compared to a net loss of $3.7 million for the nine months ended September 30, 2002.

The primary differences in the net income (loss) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 are summarized below:

•	increase in operating income from the Prepaid Processing Segment of $3.0 million

•	increase in operating income of the EFT Processing Segment of $1.2 million

•	increase in operating income of the Software Segment of $0.8 million

•	increase in equity income from unconsolidated investee companies of $0.4 million

•	decrease in loss on early retirement of debt of $0.8 million

•	increase in interest income of $0.2 million

•	offset by

-	increase in interest expense of $0.4 million

-	increase in the foreign exchange loss of $0.5 million

-	increase in income tax expense of $1.2 million

-	increase in corporate expense of $0.7 million

The primary differences in the net income (loss) for the nine months ended September 30, 2003 as compared to nine months ended September 30, 2002 are summarized below:

•	the gain on the sale the U.K. ATM network of $18.0 million in February 2003

•	increase in operating income from the Prepaid Processing Segment of $7.2 million

•	increase in operating income of the EFT Processing Segment of $1.0 million

•	increase in equity income from investee unconsolidated companies of $0.5 million

•	decrease in loss on early retirement of debt of $1.0 million

•	increase in interest income of $0.7 million

•	offset by

-	increase in interest expense of $0.6 million

-	increase in the foreign exchange loss of $2.0 million

-	increase in corporate expense of $1.2 million

-	increase in income tax expense of $4.2 million

-	decrease in income from discontinued operations (U.S.-based Dash and France) of $3.0 million

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2002, we had negative cash flow from operations. We funded operations and capital expenditures through proceeds from debt and equity offerings as well as through capital lease financing. As more fully described above, we funded the recent acquisition of e-pay with cash, debt and equity.

Our unrestricted cash balance was $12.9 million as of September 30, 2003, compared to $13.1 million at June 30, 2003. The decrease in cash from June 30, 2003 was generally the result of cash generated from operations offset by uses of funds for capital expenditures, repayment of debt and completion of the acquisition of the assets of Austin International Marketing and Investments, Inc. at the end of the third quarter. Restricted cash of $43.4 million at September 30, 2003 includes $38.1 million of cash held in trust and/or cash held on behalf of others in connection with the administration of the customer collection activities in the Prepaid Processing Segment. Cash flow during the nine months ended September 30, 2003 was increased by approximately $28.9 million due to net proceeds from the sale of the U.K. ATM network and decreased by $26.7 million due to the purchase of e-pay, net of cash acquired.

Due to the weakening of the U.S. dollar relative to the euro throughout 2003, the amount of our long-term Senior Discount Notes outstanding has increased from $36.3 million at December 31, 2002 to $39.6 million at June 30, 2003 and to $40.2 million at September 30, 2003.

We commenced cash payments of interest on Senior Discount Notes on January 1, 2003 and are required to continue to make such payments on a semi-annual basis on January 1 and July 1 through 2006. At current debt levels, we will be required to make approximately $2.5 million (€2.2 million at an exchange rate of $1.16 dollars to the euro) in interest payments on a semi annual basis through 2006 on January 1 and July 1 of each year. The remaining principal balance of Senior Discount Notes of approximately

$40.2 million carrying value (approximately €35 million) will be due and payable on July 2006.

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

In connection with the acquisition of e-pay, we incurred indebtedness to the former e-pay shareholders of $26.9 million (payable in British pounds sterling), which is composed of three separate elements:

•	Deferred purchase price in the amount of $8.5 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. As of October 10, 2003 this indebtedness has been paid in full.

•	Indebtedness of $7.4 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes is convertible in the aggregate into 647,282 shares of our common stock at the option of the holders, based upon an initial conversion price (subject to adjustment) of $11.43 per share. We may compel conversion after February 18, 2004 of the entire amount of this indebtedness (effectively repaying it through the issuance of our common stock) when the average market price on the Nasdaq National Market of our common stock for 30 consecutive trading days exceeds $15.72 (subject to adjustment based on adjustments to the initial conversion price). We expect to repay this indebtedness through conversion or by compelling conversion if this benchmark is reached. If the debt does not convert or we are unable to compel conversion, we will either seek to repay it through available cash flows, if any, from our business or to refinance this debt.

•	Indebtedness of $11.0 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. Our current cash flow levels would be sufficient to make the semi-annual interest payments but would not be sufficient to repay this debt at maturity. We expect our cash flows to increase sufficiently to permit full repayment of this debt when it falls due. If our cash flows are insufficient for this purpose, we will seek to refinance this debt.

We offer no assurances that we will be able to obtain favorable terms for refinancing of any of our debt as described above.

In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 8% and 12% per year. As of September 30, 2003, we owed $4.4 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

In the Prepaid Processing Segment, we own approximately 25% of the 75,000 POS devices that we operate. The remaining 75% represent integrated cash register devices of our major retail customers. As the prepaid processing business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

Fixed asset purchases for 2003 are currently estimated to be in the range of $5.0 to $7.0 million.

We are required to maintain ATM hardware and software in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, Visa and MasterCard. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations. Upgrades to the ATM software and hardware will also be required on or before 2005 to enable certain “micro–chip” card technology for smart cards. Our ATM hardware and software will need to be modified to enable the use of smart cards. We are currently developing a project plan for implementation and delivery and estimating the costs associated with the hardware and software modifications.

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

Under the provisions of the ESPP, we reserved 500,000 shares of common stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of common stock for issuance under that plan. During the nine months ended September 30, 2003, we issued 50,893 shares at an average price of $7.60 per share, resulting in proceeds to us of approximately $0.4 million.

In February 2003, we made matching contributions of 28,015 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2002. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of September 30, 2003, total employer matching contributions since inception of the plan has consisted of 55,478 shares under the basic match and 16,274 shares under the discretionary matching contribution.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of September 30, 2003 (unaudited, in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes payable (including interest)	$81,227	$8,649	$72,578	$—	$—
Capital leases (including interest)	5,260	2,643	2,089	383	145
Operating leases	11,822	2,650	4,507	3,759	906
Purchase obligations	18,956	7,208	9,237	2,319	192
Other long-term liabilities	—	—	—	—	—
Total	$117,265	$21,150	$88,411	$6,461	$1,243

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

BALANCE SHEET ITEMS

Our September 30, 2003 balance sheet has changed significantly compared to December 31, 2002, due to the acquisition of e-pay.

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

Cash and cash equivalents

Cash and cash equivalents increased to $12.9 million at September 30, 2003 from $12.0 million at December 31, 2002 primarily due to the following activity:

•	cash provided by operating activities of $10.9 million

•	net proceeds from exercise of stock options, warrants and employee share purchases of $1.9 million

•	net proceeds from the sale of our U.K. ATM network of $24.4 million

•	proceeds from other borrowings of $0.6 million

•	proceeds from the sale of ATM’s of $2.7 million

•	offset by

-	the purchase of e-pay of $26.7 million

-	the purchase of AIM of $0.8

-	the cash purchase of $3.7 million of fixed assets and other long-term assets

-	lease repayments of $3.6 million

-	e-pay shareholder note repayments of $4.8 million

Restricted cash

Restricted cash increased to $43.4 million at September 30, 2003 from $4.4 million at December 31, 2002 primarily due to the acquisition of e-pay. Approximately $38.1 million of the restricted cash is held in trust accounts by our Prepaid Processing Segment on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The remainder is held as security with respect to cash provided by banks participating in our ATM network.

Trade accounts receivable

Trade accounts receivable increased to $50.0 million at September 30, 2003 from $8.4 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $40.0 million represented the trade accounts receivable of our Prepaid Processing Segment, which related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Assets held for sale

Assets held for sale as of December 31, 2002 of $10.8 million include the net assets for our U.K. ATM network subsidiary, which was sold in January 2003, as discussed in Note 5 to our unaudited consolidated financial statements.

Property, plant and equipment

Net property, plant and equipment decreased to $18.2 million at September 30, 2003 from $21.4 million at December 31, 2002. This decrease results from depreciation and amortization of $8.9 million in excess of fixed asset purchases. This is a result of our strategy to operate ATMs under outsourcing service arrangements rather than own and deploy ATMs, thus reducing the required less capital expenditures for ATMs. Additionally this reflects the low ongoing capital requirements of our Prepaid Processing business.

Goodwill

Goodwill increased to $63.3 million at September 30, 2003 from $1.8 million at December 31, 2002. The increase from December 31, 2002 to September 30, 2003 is primarily due to the purchase of e-pay in February 2003. Of the total purchase price, a preliminary estimate of $13.9 million has been allocated to amortizable intangible assets acquired (included in other assets, net) and $64.7 million has been allocated to goodwill and other intangibles with indefinite useful lives. e-pay goodwill alone is approximately $61.2 million.

Additionally, goodwill of approximately $1.4 million was recorded during the three months ended September 30, 2003 in connection with the acquisition of AIM in August 2003.

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

Other assets

Other assets increased from $2.4 million at December 31, 2002 to $20.4 million at September 30, 2003. This increase was primarily due to the acquisition of intangible assets in connection with the purchase of e-pay in February 2003.

Current liabilities

Current liabilities increased to $104.9 million at September 30, 2003 from $19.8 million at December 31, 2002 due to the following activity:

•	an increase in trade accounts payable of $64.9 million due primarily to the purchase of e-pay. Of this increase, $63.8 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment

•	an increase in other accrued expenses of $23.4 million due primarily to the purchase of e-pay. Of this increase, $15.4 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. Additional liabilities assumed with the purchase of AIM were $0.7 million. Approximately $1.0 million related to the indebtedness incurred with the purchase of e-pay

•	offset by a decrease in the current portion of capital lease obligations of $1.4 million

Liabilities held for sale

Liabilities held for sale as of December 31, 2002 of $3.5 million represent the net liabilities for our U.K. subsidiary, which was sold in January 2003 as discussed in Note 5 to our unaudited consolidated financial statements.

Capital leases

Total capital lease obligations including current installments decreased to $4.4 million at September 30, 2003 from $7.7 million at December 31, 2002. This results from the $2.9 million excess of lease payments over new capital lease obligations and $0.4 million of leases paid on our behalf in connection with the sale of the U.K. ATM network. The new capital leases are generally for a term of three to five years. Our strategic business tactic to operate ATMs through outsourcing contracts rather than through ownership and deployment should continue to allow for further reductions in capital leases as current lease obligations continue to be paid off.

Notes payable

Notes payable increased to $63.3 million at September 30, 2003 from $36.3 million at December 31, 2002 primarily due to the indebtedness incurred with the purchase of e-pay. A summary of the activity for the nine months ended September 30, 2003 is as follows (unaudited, in thousands):

	Acquisition Notes			Sub- total	Senior Discount Notes	Total
	(payable in GBPs)				(payable in euros)
	Deferred Purchase Price (6%)	Convertible Debt (7%)	Note Payable (8%)		(12 3/8%)
Balance at December 31, 2002	$—	—	—	—	$36,318	$36,318
Indebtedness incurred	8,533	7,353	10,981	26,867	—	26,867
Payments applied	(4,787)	—	—	(4,787)	(24)	(4,811)
Accretion of discount	—	—	—	—	32	32
Unrealized foreign exchange loss	200	349	520	1,069	3,854	4,923

Balance at September 30, 2003	$3,946	7,702	11,501	23,149	$40,180	$63,329

Subsequent to September 30, 2003, the remaining $4.0 million of the original $8.5 million e-pay acquisition deferred cash notes was paid in full.

Deferred Income Taxes

The long-term portion of deferred income tax liability decreased to $3.3 million at September 30, 2003, from $3.4 million at June 30, 2003, due to the deferred tax effect of the amortization of intangible assets acquired in connection with the acquisition of e-pay. The intangible assets have amortizable book value and no related tax basis.

Total Stockholders’ Equity

Total stockholders’ equity increased to $42.4 million at September 30, 2003 from $6.2 million at December 31, 2002. This results from the following activity:

•	$14.0 million in net income for the nine months ended September 30, 2003, including a gain on the sale of our U.K. subsidiary of $18.0 million

•	$18.0 million in common stock issued to the former shareholders of e-pay in connection with the purchase of e-pay

•	$1.1 million in common stock issued in connection with the acquisition of AIM

•	$2.4 million in proceeds from the exercise of stock options, employee stock purchases and employer-matching portion of employees’ 401(k) contributions.

•	$0.7 million reduction in the accumulated comprehensive loss due to foreign exchange fluctuations.

We have guaranteed certain performance obligations of certain joint ventures under service agreements entered into by the joint ventures and our customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, our liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which we license proprietary systems to customers, we give certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. Our liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, we enter into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	We have entered into purchase and service agreements with our vendors, and consulting agreements with providers of consulting services to us, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•

In connection with the disposition of subsidiaries, operating units and business assets by us, we have entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by us, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks, that provide fiduciary and other services to us or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

•	Pursuant to the charter of us, we are obligated to indemnify the officers and directors of our company to the maximum extent authorized by Delaware law. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law. At September 30, 2003, we had not accrued any liability on the aforementioned guarantees or indemnifications.

CRITICAL ACCOUNTING POLICIES

For details of critical accounting policies please refer to the audited consolidated financial statements of Euronet Worldwide, Inc. for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s Form 10-K.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS 150

In May 2003, Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after September 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our financial statements.

EITF 00-21

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables” (EITF 00-21). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after September 15, 2003. We adopted this new accounting effective July 1, 2003.

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

SFAS 149

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services

•	Foreign exchange fluctuations

•	Competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of prepaid mobile phone services

•	Our relationships with our major customers, sponsor banks in various markets and international card organizations, including the risk of contract terminations with major customers

•	Changes in laws and regulations affecting our business

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and our other filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the nine months ended September 30, 2003, 84% of our revenues were generated in Poland, Hungary, Australia, the U.K. and Germany as compared to 64% in the nine months ended September 30, 2002. This increase is due to the overall increase in revenues for our operations, including in these five countries and particularly due to the acquisition of e-pay in the U.K. and Australia, which accounted for 64% of the revenues for the nine months ended September 30, 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K. and Germany, 100% of the revenues received are denominated in the British pound and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $3.0 million increase in the reported net income. We estimate that a 10% appreciation in the foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and British pound sterling against the dollar would have a combined effect of a $3.8 million decrease in reported net income. These effects were estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

Interest Payments

Beginning January 1, 2003, interest payments of approximately €2.2 million (estimated $2.5 million as of September 30, 2003) are payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates are January 1 and July 1, with the final interest payment due on July 1, 2006. Payments due January 1, 2003 and July 1, 2003 were made timely. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid.

In October 2003, we made our third and final principal and interest payment on our deferred purchase price debt incurred with the purchase of e-pay. Annual interest payments on the remaining e-pay acquisition notes total approximately £0.9 million (estimated $1.5 million as of September 30, 2003) with the final interest payment due on February 19, 2005. This interest is payable semi-annually.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2003, we issued 114,374 shares of our common stock (“Euronet Stock”) to the shareowners of Austin International Marketing and Investments, Inc. (AIM). The Euronet securities issued in this transactions were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

On July 30, 2003 the Company filed a current report on Form 8-K reporting events and information under Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2003

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