Form 10-K
period 2003-12-31
EURONET WORLDWIDE INC
filed 2004-03-15
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-22167

EURONET WORLDWIDE, INC.

(Exact name of the Registrant as specified in its charter)

DELAWARE

(State of other jurisdiction of incorporation or organization)

74-2806888

(I.R.S. employer identification no.)

4601 COLLEGE BOULEVARD

SUITE 300

LEAWOOD, KANSAS 66211

(913) 327-4200

(Address and telephone number of the Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.02 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

As of June 30, 2003 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $287 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2003.

At February 29, 2004, the Registrant had 29,788,836 shares of common stock (the “Common Stock”) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

OVERVIEW

Euronet Worldwide, Inc. (“Euronet”) is an industry leader in processing secure electronic financial transactions. We offer outsourcing and consulting services, integrated electronic funds transfer (“EFT”) software, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. Euronet operates the largest independent pan-European automated teller machine (“ATM”) network and the largest shared ATM network in India. In our EFT Processing Segment, we process transactions for a network of 3,350 ATMs across Europe and in India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services for prepaid mobile airtime. Through our Prepaid Processing Segment, we are one of the largest providers of prepaid processing, or “top-up services,” for prepaid mobile phone airtime. We operate a network of point-of-sale (“POS”) terminals providing electronic processing of top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia. Through our Software Solutions Segment, we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems. Our principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. Our solutions are used in more than 60 countries around the world. As of December 31, 2003, we had 10 offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt.

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

Until December 1998, we devoted substantially all of our resources establishing and expanding our ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic, Croatia and Romania) and Germany. In December, 1998, we acquired Euronet USA (formerly Arkansas Systems, Inc.), a U.S. company that produces electronic payment systems software for retail banks and is a leading electronic payment software system for the IBM iSeries (formerly AS/400) platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to POS devices, credit and debit card operations, the Internet, and telephone and mobile banking. We have invested in software research, development and delivery capabilities and have integrated our EFT Processing Segment and software business. These two complementary segments present strong cross-selling opportunities within our combined customer base. Also, since this software is used in our operations center, opportunities exist to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services.

Between 1999 and 2001, we expanded our presence to Egypt and to Western and Southern Europe including Greece, France and, in particular, the U.K., where we established a sizeable independent ATM network. As of December 31, 2002, we operated 772 ATMs in the U.K. of which 640 were owned by us. In January 2003, we sold our U.K. subsidiary, but we continue to operate all of its ATMs through a five-year management outsourcing agreement. We sold our ATM operations in France in May 2002 due to the imposition of stringent new safety requirements for the operation of ATMs, which made it difficult to operate ATMs profitably in that market.

Throughout 2001 and 2002, Euronet focused on product developments that would add transaction functionality via new and existing products, including mobile banking and event messaging. Another new product line, the Electronic Recharge line, was added, which enabled the purchase of prepaid mobile airtime from ATMs, POS terminals and directly from the mobile handset.

In 2002, we opened a small office in Slovakia to support expanding efforts in Central Europe. We also entered India, one of the largest emerging markets for ATM and card growth potential. In the India market, we are focusing on ATM outsourcing and electronic recharge products for replenishing prepaid mobile airtime. We have also established the largest national shared ATM network in India with several member banks.

Euronet has progressively shifted its strategy from operating Euronet-owned ATMs to managing outsourced ATMs for banks. One step in this shift occurred in January 2003, when we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer. From that date forward, we have operated the ATMs in that network under a five year outsourcing agreement. This transaction is described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, in September 2003 we sold our 272 ATMs in Hungary to an established Hungarian financial institution. In connection with the sale, we entered into a long-term outsourcing agreement and cash sponsorship arrangement with the financial institution.

Also in 2003, Euronet complemented its existing two segments with a third business that focuses on processing transactions for prepaid services, primarily for prepaid mobile airtime, which operates as our Prepaid Processing Segment. In February 2003, we acquired e-pay Ltd (“e-pay”). See Note 4 - Acquisitions. e-pay is an electronic payments processor of prepaid top-up services in the U.K, Australia, Poland, Ireland and New Zealand. Additionally, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up in Malaysia and, through a 70% subsidiary of e-pay Malaysia, in Indonesia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through more than 114,000 POS terminals in approximately 46,000 retail locations. With this acquisition, we gained offices in London and Sydney. We maintain e-pay’s data center in Basildon, U.K. but established a connection between that center and Euronet’s existing data center in Budapest, Hungary.

In the second half of 2003, we expanded the Prepaid Processing Segment with acquisitions in the U.S. and in Germany. In September 2003, we purchased all of the assets and assumed certain liabilities of Austin International Marketing and Investments, Inc. (“AIM”). AIM is a U.S.-based electronic “top-up” company, processing prepaid transactions via POS terminals in 36 states on approximately 2,800 POS terminals. Generally, this business will operate as part of the U.S.-based prepaid service branded as PaySpot. In November 2003, we acquired the German company transact Elektronische Zahlungssysteme GmbH (“transact”), the market leader in electronic processing of prepaid mobile airtime top-up services in Germany, with a market share of approximately 60% of electronic top-up transactions. transact currently supports top-up purchases at more than 9,500 of their installed base of over 22,000 POS terminals in approximately 18,500 retail locations. With this acquisition, we acquired an office in Munich. In January 2004, our wholly owned subsidiary, PaySpot, Inc., acquired 100% of the shares of Prepaid Concepts, Inc. (“Precept”). See Note 27 - Subsequent Events to the Consolidated Financial Statements. Precept provides prepaid top-up services in the U.S. and the acquisition of Precept should greatly expand our Prepaid Processing Segment in the U.S. Precept currently processes top-up sales at more than 4,500 POS terminals. With this acquisition, we acquired an additional office in Orange County, California.

As of December 31, 2003, we operated in three principal business segments. The first is the EFT Processing Segment (formerly called the Processing Services Segment), which comprises our proprietary ATM network and outsourced management of ATMs for banks. It includes various new processing services that we provide for banks and mobile phone companies through our ATM network and managed ATMs, such as mobile phone recharge services. Our second principal segment is the Prepaid Processing Segment (new in 2003), which comprises three subsidiaries and is focused on providing prepaid services, primarily prepaid mobile airtime via POS devices at retail locations. Our third principal segment is the Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals, issue credit and debit cards and process financial transactions through various touch points.

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our website addresses are www.euronetworldwide.com and www.eeft.com. We make all Securities and Exchange Commission (SEC) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act available on our website free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

The charters for the Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Ethics for our employees, including our Chief Executive Officer and Senior Financial Officer, are available on our website at www.euronetworldwide.com. We will also provide printed copies of these materials to any stockholder, upon request to Euronet Worldwide, Inc., 4601 College Boulevard, Suite 300, Leawood, Kansas, U.S.A. 66211, Attention: Investor Relations.

MARKET OPPORTUNITY AND SEGMENT OVERVIEW

For discussion of the amount of total revenue contributed by each segment, please see Note 20 - Business Segment Information to the Consolidated Financial Statements.

EFT PROCESSING SEGMENT

Our EFT Processing Segment provides services to banks and mobile phone companies primarily in the developing markets of Central and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia and Greece), Egypt, Indonesia and India, as well as in developed countries of Western Europe (Germany and the U.K.). Although all of these markets present market opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the ATM services business are greater in the developing countries.

Our ATM network enables cardholders to make cash withdrawals, balance inquiries and other transactions with cards issued by banks. The number of transactions made on our ATMs depends on the number of bankcards issued in the country where the ATMs are located. In the developing markets, the number of cards currently issued per person is substantially lower than in the developed markets, but is increasing rapidly. We believe transaction levels in the developing markets will increase eventually to approximate those of the developed markets as banks bring new customers into the banking system and issue more cards to their existing customers. Therefore, the growth rates that we expect to achieve from transaction-based revenues in developing markets are higher than in developed markets.

In the European markets, ATMs are located primarily at bank branches, as compared to a broader array of sites in the U.S. We believe opportunities are available in these markets to provide ATM access in places where our experience suggests that customers use ATMs more frequently, such as in shopping malls and large retail outlets.

Economic development in the developing markets also influences the growth rates we expect for certain other services we offer. For example, banks seeking to expand and develop their business in developing markets are good potential clients for our existing ATM network, as we can provide their customers’ access to ATMs we have already installed in those markets. Likewise, we offer banks outsourced ATM services whereby we will establish a network of ATMs for banks and operate those ATMs for a fixed monthly fee or a combination of a fixed monthly fee and transaction fees.

When a bank cardholder conducts a transaction on a Euronet-owned ATM, we receive a fee from the cardholder’s bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement.

We believe banks in both the developing and developed markets are becoming more receptive to outsourcing the operation of their ATMs and POS networks. The operation of these devices requires expensive hardware and software and specialized personnel. We have these resources available and offer them to banks under outsourcing contracts that require the banks to pay a monthly and/or transaction-based fee to us. This arrangement substantially reduces the investment a bank needs to make to operate its ATMs and POS terminals. We believe opportunities exist for developing our outsourcing business in all of our markets.

PREPAID PROCESSING SEGMENT

We entered the prepaid processing business through the acquisition of e-pay in February 2003 and began reporting its results in a new segment called the Prepaid Processing Segment beginning in the first quarter of 2003. Subsequent to its acquisition, e-pay expanded its operations into New Zealand, Ireland and Poland. In the second half of 2003, Euronet further expanded the Prepaid Processing Segment with acquisitions of AIM in the U.S. and transact in Germany.

Customers using mobile phones pay for their usage in two ways: through “postpaid” accounts, where usage is billed at the end of each billing period, and through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage. Although operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the trend in Europe and other countries offering wireless services has shifted toward prepaid accounts. This shift is driven, according to Oftel surveys (the U.K. telecommunications regulator), by customers’ belief that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures. Moreover, the mobile operators favor prepaid because they do not take the credit risk with respect to payment for airtime usage. In certain developing markets, the majority of mobile phones are prepaid.

Currently two principal methods are available to credit prepaid accounts (referred to as “top-up” of accounts). The first is through the purchase of “scratch cards” bearing code numbers that, when entered into a customer’s mobile phone account, credit the account by the value of airtime purchased. Scratch cards are sold predominantly through retail outlets. The second is through various electronic means of crediting accounts using POS terminals. Electronic top-up (or “e-top-up”) methods have several advantages over scratch cards, primarily because electronic methods do not require the cost of creation, distribution and management of a physical inventory of cards or involve the risk of losses stemming from fraud and theft.

Scratch cards are the predominant method of crediting mobile phone accounts in most developed markets, but a shift is occurring in these markets away from usage of scratch cards to more efficient e-top-up methods. In the U.K., for example, we estimate that approximately 10% of all top-ups were performed through e-top-ups in early 2002. By December 2003, we estimate that as much as 55% of all U.K. top-ups were performed through e-top-ups.

Our Prepaid Processing Segment processes the distribution of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. In some markets, we enter into agreements with mobile phone operators and connect directly to their back-office systems. In other markets (such as Germany and the U.S.), we distribute mobile phone time by connecting directly to the mobile operators or by purchasing PINs (personal identification numbers) that enable airtime top-up from third party sources, who have negotiated with the mobile operator. We then distribute the mobile phone time through an electronic network, either through a direct credit from the mobile operator to the mobile phone, or sales of PINs. The business has grown rapidly over the past year as new retailers have been added and prepaid airtime has switched from scratch cards to distribution by electronic means.

We maintain contractual relationships with the retailers or networks that operate the POS terminals through which we distribute PINs. Our agreements with major retailers generally are multiyear agreements, whereas agreements with small retailers are terminable on three months notice. In Europe, we generally provide the POS terminals free of charge and incur the expense of installing those terminals in the retail outlets. In the U.S., the retailers generally pay for the POS terminals. In the U.S., we are attempting to achieve leverage in expanding our network by contracting with distributors or networks of POS or ATM terminals (generally referred to as Independent Sales Organizations or ISOs) that are paid a commission for delivering us contracts with retailers in their networks to distribute PINs on their terminals. As a result of our agreements with ISOs in the U.S., our relationships with the retailers are sometimes indirect through the distributor or ISO.

We establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of mobile phone time are completed, the customer pays the retailer and the retailer becomes obligated to make settlement of the principal amount of the phone time sold. At e-pay, these amounts are deposited in accounts that are held in trust for the mobile operators. In Germany and the U.S., retailer accounts are directly debited on a contractually defined basis. No trust arrangements are required in Germany or the U.S. with respect to amounts settled to us. We maintain systems that permit us to monitor the payment practices of each retailer.

The Prepaid Processing Segment now supports top-up transactions at more than 126,000 points of sale in 59,000 locations across nine countries.

We believe substantial opportunities exist to provide electronic top-up services to mobile operators. We intend to leverage these opportunities by using the technology and business methods we have developed or acquired.

SOFTWARE SOLUTIONS SEGMENT

Although our Software Solutions Segment is headquartered in the U.S., the majority of our software customers is international and, in particular, located in developing markets. This distribution is largely because our software products, based on the Integrated Transaction Management (“ITM”) core system, are relatively small and inexpensive packages that are appropriate for banks with up to $10 billion in assets with various transaction processing needs. Euronet Software is the preferred transaction-processing software for banks that operate their back office software using the IBM iSeries platform, which is also a relatively inexpensive, expandable hardware platform. Our software offering includes modules for ATM management, POS management, merchant management, debit card and credit card systems, telephone banking, Internet banking and mobile banking. We believe demand will continue for our software from banks in many markets and throughout the developing world as new banks are established. Once a customer purchases our software and installs the core system, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues for us.

STRATEGY

EFT PROCESSING SEGMENT

The expansion and enhancement of our outsourced management solutions, both in existing markets and new markets, will remain an important business strategy. We also will focus heavily on the development of our outsourced management solutions with fixed fee arrangements. We believe increasing the number of bank-owned ATMs that we operate under management agreements will provide continued growth while minimizing the capital we place at risk. We continually strive to make our own ATM networks more efficient by eliminating the underperforming ATMs and installing ATMs in more desirable locations.

We have expanded our outsourced management solutions beyond ATMs to include card management and additional services, such as POS terminal management, bill payment and prepaid mobile operator solutions. We support these services using our proprietary software products. The introduction of value-added services for delivery over our ATM network has resulted in increased transactions and revenues. In the last several years, we developed and entered into a number of agreements for a new line of services involving the use of our ATM networks and central processing infrastructure to enable mobile phone users the ability to purchase prepaid mobile phone time on ATMs and on mobile phones. We contract with mobile phone providers to facilitate their sale of mobile phone time, and we are paid a commission on each sale, often a percentage of the value of the mobile phone time purchased. In this regard, we also contract with banks to use their ATMs for the distribution of mobile phone time, thereby expanding the distribution networks we can offer to mobile phone operators. We offer these transaction types as a service enhancement to existing clients, or as a “pass-through” service on ATMs that are owned and operated by others.

This ATM and Mobile Recharge line of services has been substantially strengthened through complementary services obtained by our acquisitions of e-pay, transact, AIM and Precept. We can now provide top-up services through POS terminals. We intend to expand our technology and business methods into other markets where we operate and hope to leverage our relationships with mobile phone companies and banks in those markets to cross-sell and to facilitate that expansion.

PREPAID PROCESSING SEGMENT

We plan to expand our prepaid mobile phone top-up business into new and our existing markets by taking advantage of our existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements with mobile phone operators and retailers in these markets

•	the ability to negotiate acceptable distribution commissions or transaction processing fees

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users

•	the development of mobile phone networks and the increase in the number of mobile phone users in these markets

•	the availability of financing for expansion

SOFTWARE SOLUTIONS SEGMENT

We downsized our Software Solutions Segment in January 2001 to bring expenses in line with revenues, and this segment’s improved results have contributed to our overall results in 2002 and 2003. We have made significant progress in reducing software delivery times and adding resources to enhance and expand our software products. Software products are now an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have found significant opportunities for cross-selling processing services to our software solutions customers and that our ability to develop, adapt and control our own software gives us credibility with our processing services customers. In addition, during 2001 we entered into agreements under which we used our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures that were created in 2002 (for example, in Serbia). Such contribution permits us to enter new markets without any cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. Our software is used by our Budapest and India processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options.

Our strategy in the Software Solutions Segment in 2003 included improvement of the application functionality for our core debit and credit solutions. Our software was upgraded to become compliant with certain new mandates of the international card organizations, involving initiatives such as EMV (Europay, MasterCard and Visa) chip card support and Triple DES (Data Encryption Standard) support. EMV standards define the technology required for issuance and acceptance of chip cards. Triple DES security standards represent a significant strengthening of encryption requirements to further protect sensitive data that is transmitted in transactions. These emerging industry standards have been jointly developed by the three major card associations and we believe they will have a significant influence over EFT-related hardware and software decisions throughout the next five years. Our ability to provide support for mandated initiatives such as EMV and Triple DES may provide significant opportunities to sell updated software to our existing customers and may enable Euronet to replace competitors’ non-compliant solutions.

In the last three years, we also undertook a strategy of signing customers to extended long-term software maintenance agreements. We continue to invest in emerging markets and technologies that complement our processing and software solutions.

ACQUISITIONS

In January 2004, we purchased all of the share capital of Precept, a company based in California. The purchase price for the Precept shares was approximately $17.8 million. We paid $4.0 million in cash, issued promissory notes in the original principal amount of $4.0 million and issued 527,180 shares of our Common Stock for the Precept shares. Of the issued shares of our Common Stock, 400,000 shares have been held in escrow and will be released on February 25, 2005, subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of our Common Stock. The remaining indebtedness of $2.0 million bears interest at an annual rate of 7%, with accrued interest payable at maturity in February 2005. We have the option to pay the principal and interest at maturity in shares of our Common Stock, valued at a 10% discount to the average market price for the 20 trading days prior to the maturity date. In addition, at any time prior to the maturity date, the amount outstanding under these notes is convertible into shares of our Common Stock at the option of the holders, at a conversion price of $28.43 per share. We filed a registration statement with the SEC to enable the public resale of the Common Stock issued to the former shareholders of Precept, and that registration statement was declared effective by the SEC in February 2004. For further discussion on Precept, see Note 27 - to the Consolidated Financial Statements “Subsequent Events.”

In November 2003, we purchased 100% of the shares of the German company, transact. transact was founded in 1996 and specializes in payment processing services and software for electronic financial transactions and prepaid mobile phone transactions on POS terminals, as well as retailer till systems. Additionally, transact offers a proprietary line of POS terminals, including general packet radio system (GPRS) based products, including POS terminals. transact currently supports mobile phone top-up purchases at more than 9,500 of their installed base of over 22,000 POS terminals in approximately 18,500 retail locations. The purchase price consisted of €15.0 million (approximately $17.8 million as of the acquistion date) in cash and 643,048 shares of Common Stock, plus an additional “earn-out” payment due on January 14, 2005, which is payable pursuant to the terms of a purchase agreement and certain certificates issued to transact’s shareholders. The “earn-out” will be calculated based on transact’s EBITDA (earnings before interest, taxes, depreciation and amortization as described in the purchase agreement and the certificates) for the third quarter of 2004, together with certain other performance criteria described in the purchase agreement and the certificates. Based upon current projections of the future performance of transact, as to which there can be no assurances, we estimate that the second installment of the purchase price will be between $20.0 and $30.0 million. Subject to certain EBITDA multiples, 50% of the second installment of the purchase price is payable in cash, and the other 50% is payable, at our option, either in cash or in Common Stock valued for these purposes at $10.00 per share. The second installment of the purchase price is subject to reduction or deferred payment based upon a number of factors, including the extent of the total proportion of transact’s business in certain defined customer agreements. Our ability to issue shares exceeding approximately 2.5% of our shares of Common Stock outstanding as of November 18, 2003 in order to pay the second installment of the purchase price will be subject to stockholder approval. The transfer of the transact shares to us is staged, with 96% of the shares transferred at closing and the remaining 4% transferred on payment of the second installment of the purchase price. We filed a registration statement with the SEC to enable the public resale of the Common Stock issued to the former shareholders of transact, and that registration statement was declared effective by the SEC in February 2004.

In order to fund the transact acquisition, in November 2003, we privately placed 1,131,363 shares of our Common Stock with Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, which we refer to as “Fletcher,” and received proceeds of $20.0 million. The per share purchase price of $17.68 was based on the volume-weighted average price for our shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, we granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of our Common Stock. The shares of our Common Stock subject to the additional investment rights, should Fletcher exercise these rights, will be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights may be exercised by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which period may be extended under certain circumstances. We may not compel Fletcher to exercise its additional investment rights. We filed a registration statement with the SEC to enable the public resale of the Common Stock issued to Fletcher, and that registration statement was declared effective by the SEC in February 2004.

In September 2003, we acquired the assets of AIM, a U.S.-based top-up company. The assets of AIM were purchased on an “earn-out” basis, with $2.0 million of the purchase price being paid at closing in cash and shares of our Common Stock and the remainder being paid in our Common Stock valued at a 30-day average at time of payment. In the initial payment, we issued 114,374 shares of Common Stock. This stock is restricted through the two-year earn-out period subject to the achievement of certain financial goals with maximum additional consideration of $5.5 million.

In February 2003, we purchased all of the share capital of e-pay Ltd. from its shareholders for approximately $74.9 million, excluding transaction costs. Components of the consideration paid were:

•	$29.9 million – cash consideration paid at closing

•	$18.0 million – 2,497,504 shares of our Common Stock issued at closing

•	$26.9 million as follows:

•	$8.5 million – Deferred purchase price bearing interest at 6% per annum, which was fully prepaid during 2003

•	$7.4 million – 7% Convertible Notes Payable, which was converted into 717,678 shares of common stock on December 10, 2003

•	$11.0 million – 8% Notes payable due February 18, 2005

We filed two registration statements with the SEC to enable the public resale of the Common Stock issued to the former shareholders of e-pay. Those registration statements were declared effective by the SEC in December 2003.

In August 1999, we purchased the remaining 66 2/3% interest in DASH, a U.S. ATM processing services company, for a consideration of $800,000 payable in 24 equal monthly installments commencing on July 1, 1999. We delivered letters of credit to each of the sellers in the amount of the entire unpaid balance of the purchase price of DASH, which have since been cancelled. We then owned 100% interest in DASH. DASH was sold on January 4, 2002 for $6.8 million in cash.

In March 1999, we acquired 252 installed ATMs in Germany and 36 ATMs in inventory from Service Bank GmbH & Co. KG (“Service Bank”). The purchase price for this established ATM network was $6.7 million. Pursuant to the agreement, we received monthly fees based on revenues realized from the ATMs less certain expenses and management fees payable to Service Bank.

In November 1998, we acquired the outstanding Common Stock of Euronet USA for purchase consideration of approximately $17.9 million (including incidental costs of $90,000 and fair value of stock options of $96,000). Euronet USA is the software provider to Euronet’s ATM transaction processing center in Central Europe.

DISPOSITIONS

In January 2003, we sold 100% of the shares of our U.K. subsidiary, Euronet Services (U.K.) Ltd. (“Euronet U.K.”) to Bridgepoint Capital Limited (“Bridgepoint”). This transaction was effected through a Share Purchase Agreement (the “Acquisition Agreement”) whereby EFT Services Holding B.V. (“Euronet Holding”), a Netherlands corporation and a wholly-owned subsidiary of Euronet, sold all of its shares of Euronet U.K. to Bank Machine (Acquisitions) Limited (“BMAL”), a U.K. company owned by Bridgepoint. The Acquisition Agreement provided that the benefits and burdens of ownership of the shares and all employees of Euronet U.K. were transferred to Bridgepoint effective January 1, 2003.

Concurrently with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed an ATM and Gateway Services Agreement (the “Services Agreement”). Under the Services Agreement, our Hungarian subsidiary, Euronet Adminisztracios Kft. (“Euronet Hungary”), provides ATM operating, monitoring, and transaction processing services to BMAL through December 2007. The services provided by Euronet Hungary are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint. We recorded a gain of approximately $18.0 million related to this transaction. Because of the presence of a continued relationship through the 5-year outsourcing agreement, we were precluded under U.S. GAAP from accounting for this transaction as a discontinued operation. Accordingly, we accounted for the gain on the sale as income from continuing operations.

In January 2002, we sold substantially all of the assets of our ATM processing business in the U.S., known as DASH, to FNF (formerly ALLTEL Information Services, Inc.) for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction.

In July 2002, we sold substantially all of the non-current assets and capital lease obligations of our processing business in France to Atos S.A. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. We incurred a loss on disposal of the France business of $0.1 million.

In previous filings, we reported the U.K. and France businesses under the Western European Sub-segment and DASH under the Other Operations Sub-segment. All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude France and DASH.

OPERATIONS

EFT PROCESSING SEGMENT

OVERVIEW

The major source of revenue generated by our ATM network is transaction revenue. We receive fixed monthly fees under many of our outsourced management contracts, and this element of revenue has been increasing over the last few years, but remains smaller than the transaction fee element. The transactions processed by our ATM network increased by 45%, from 79.2 million transactions in 2002 to 114.7 million transactions in 2003. Revenue sources of the EFT Processing Segment also include outsourced management revenue, which is revenue from operating ATMs that we do not own, prepaid mobile phone recharge revenue from ATM or mobile phone handsets and advertising revenue. The number of ATMs operated increased from 3,005 at December 31, 2002 to 3,350 ATMs at December 31, 2003. Euronet owns and/or operates ATMs in Hungary, Poland, Germany, Croatia, the Czech Republic, the U.K., Greece, Kosovo, Slovakia, Romania, Egypt and India.

Our experience is that the level of transactions on our networks is subject to seasonal variation. Transactions per ATM tend to drop in the first quarter, as compared to the preceding fourth quarter, to the lowest levels we experience during the year, primarily due to a drop in post holiday travel and spending. Since revenues of the EFT Processing Segment are more weighted toward transactions, this segment is directly affected by the seasonality we experience. In years prior to 2003, we believe our aggressive rollout of ATMs lessened the impact of seasonal variations on our overall transaction levels and revenues and transactions from new ATMs compensated for the reduction in overall transaction levels. For a discussion of EFT Processing Segment results, please see Note 20 – Business Segment Information to the Consolidated Financial Statements and Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ATM TRANSACTION PROCESSING

Our operations center uses our Software Solutions Segment’s Integrated Transaction Management core software solution. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of banks and international card organizations such as American Express, Diners Club International, Visa, MasterCard and Europay. This ability is accomplished through our agreements and relationships with these banks, international credit and debit card issuers and international associations of card issuers.

In a typical ATM transaction, the transaction is routed from the ATM to our processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorizing ATM transactions processed on our ATMs.

The card issuer pays us a transaction-processing fee for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. We do not charge cardholders a transaction or access fee for using our ATMs.

We generally receive fees from our customers for four types of transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. In EFT Processing Segment revenues, we include transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to banks, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years as follows: total transactions per year were 29.7 million in 1999, 43.5 million in 2000, 57.2 million in 2001, 79.2 million in 2002 and 114.7 million in 2003. The number of transactions processed monthly grew from approximately 7.0 million in December 2002 to approximately 11.0 million in December 2003.

A number of factors affect the transaction volumes processed on any given ATM, including the location of the ATM and the amount of time the ATM has been installed at that location. Our experience is that the number of transactions on a newly installed ATM is initially very low. It increases over varying periods ranging from three to 12 months after installation, depending upon the market, as consumers become familiar with the location of the machine. As the ATM network has matured, the number of transactions per ATM has increased. We have an ongoing policy of re-deploying under-performing ATMs to locations that we believe will result in higher transaction volumes. We anticipate that future transaction growth at our ATMs will depend heavily upon increased card issuance in developing markets and continued re-deployment of ATMs to better locations.

We believe that the location of ATMs is one of the most important factors in determining the success of an ATM network. Key target locations for our ATMs include:

•	major shopping malls

•	busy intersections

•	local smaller shopping areas offering grocery stores

•	supermarkets and services where people routinely shop

•	mass transportation hubs, such as city bus and subway stops, rail and bus stations, airports and gas stations

•	tourist and entertainment centers, such as historical sections of cities, cinemas and recreational facilities

Recognizing that convenience and reliability are principal factors in attracting and retaining ATM customers, we are investing in the establishment of advanced ATM machines, such as chip card readers and monitoring systems, as well as redundancies to protect against network interruption. We centrally monitor the performance and cash positions of our ATMs around the clock, and we dispatch local operations and maintenance contractors to service the machines. Satellite or land-based telecommunications lines to our processing centers link our ATMs in all markets except Germany, where we are required to use a German processing company.

OUTSOURCED MANAGEMENT SOLUTIONS

We offer outsourced management services to banks and other organizations using our processing centers’ secure electronic financial transaction processing software. Our outsourced management services include management of existing bank networks of ATMs, development of new ATM networks on a complete turn-key basis, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring from our processing centers of each individual ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement and reporting. We already provide these services to existing customers and we have invested in the necessary infrastructure to support many additional transactions. As a result, any new outsourced management services agreements should provide additional revenue with lower incremental cost.

Our outsourced management agreements, other than in Germany, generally provide for fixed monthly management fees in addition to fees payable for each transaction. Therefore, the transaction fees under these agreements are generally lower than under card acceptance agreements. The fees payable under our outsourced management agreements in Germany are purely transaction based and include no fixed component.

OTHER PRODUCTS AND SERVICES

Our distribution network allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These new services include bill payment, “mini-statement” and recharge (purchasing prepaid airtime from ATM and mobile phone devices) transactions. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers and intend to implement additional services as markets develop.

In Poland, Hungary, Croatia, Romania, the Czech Republic, the U.K., Egypt, India and Indonesia, we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We have either established or adapted networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts. We began to distribute prepaid mobile telephone vouchers on our networks in Hungary and Poland in November 1999. In May and October 2000, we added this service to our Czech Republic and Croatian ATM networks, respectively. As of December 31, 2003, we had contracts with 23 mobile operators to use our electronic recharge solutions in various markets. In Poland, Hungary, Croatia and Indonesia, we have contracts with all of the local mobile operators.

In an automatic ATM recharge transaction, our ATM prompts a consumer through a series of ATM screens, during which the customer’s credit or debit card is used to make payment for the recharge transaction. The card transaction is processed and settled to us in the same fashion as a typical ATM transaction. We then send a signal to the mobile operator requesting credit to the customer’s account in the amount of the transaction. The credit takes place automatically and the customer receives a message confirming the transaction. Similarly, our Mobile Recharge transaction uses the same workflow, but the transaction occurs with screens directly on the mobile phone. These recharge transactions are similar to the new Prepaid Processing Segment, but since they are transmitted from our ATMs or mobile phone handsets and proceed through our ATM operations center and managed by our ATM operations group, they will continue to be reported in the EFT Processing Segment.

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

Since 1996, we have been selling advertising on our network. Advertising clients can display their advertisements on the video screens of our ATMs, on the receipts issued by the ATMs and on coupons dispensed with cash from the ATMs.

CARD ACCEPTANCE OR SPONSORSHIP AGREEMENTS

Our agreements with banks and international card organizations generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines we operate in a given market. In many markets, we have agreements with a bank under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing bank or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a bank to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the bank provides the cash needed to complete transactions on the ATM, although we have contracted for cash supply with a cash supply bank in the Czech Republic.

Under our card acceptance agreements and many of our outsourced management agreements, we are required to maintain insurance on the cash in the ATMs. We also maintain insurance against vandalism and theft of the ATMs themselves. Insurance costs for ATM-related risks increased on a per ATM basis in 2003 as compared with 2002, but have decreased in 2004.

Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction (which are currently cash withdrawals, balance inquiries, wireless airtime recharge purchases, deposits and transactions not completed because authorization is not given by the relevant card issuer) and the number of transactions attributable to a particular card issuer.

Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or inflation adjusted. Transaction fees are billed to banks and card organizations with payment terms no longer than one month.

PREPAID PROCESSING SEGMENT

OVERVIEW

In 2003, we entered the prepaid mobile phone business through the acquisition of e-pay, and began reporting the results of this business in a new segment called the Prepaid Processing Segment in the first quarter of 2003. In the second half of 2003, Euronet expanded the Prepaid Processing Segment with acquisitions of AIM in the U.S. and transact in Germany. For a discussion of revenues, operating profits/losses and total assets of the Prepaid Processing Segment during 2003, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 - Business Segment Information to the Consolidated Financial Statements.

During 2003, we expanded our prepaid services to Poland, Ireland and New Zealand. In Poland we are deploying POS terminals into Polish retailers. We had deployed approximately 750 devices by December 2003 and offer top-up services for all the Polish mobile operators. In Ireland we have entered into contractual relationships with all the Irish mobile operators and offer a top-up solution through a significant supermarket chain. In New Zealand we offer services for Vodafone New Zealand via 300 POS terminals. All three of these operations use the technology and processing centers in the U.K.

PREPAID TRANSACTION PROCESSING

We process POS top-up transactions for two types of clients, distributors and retailers, across the nine countries where we currently process POS transactions through retail shops. Both types of client transactions start with a consumer in a merchant shop using an electronic card issued by the mobile phone operator to identify the consumer’s mobile phone number. The consumer uses this card at a specially programmed POS terminal in the shop or the retailer’s electronic cash register system that is connected to our network. The customer will select a predefined amount of prepaid airtime from the carrier of its choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). Using the electronic connection we maintain with the mobile operator, the purchased amount of airtime will be credited directly to the account of the consumer. The POS device then transmits the selected transaction to our data center.

One difference in our relationships with various retailers and distributors is in how we charge for our services. For distributors and certain very large retailers, we charge a processing fee. However, the majority of our transactions occur with smaller retailer clients. With these clients, we receive a commission on each transaction which is withheld from the payments made to the mobile operator, and we share that commission with the retailers.

We monitor the number of transactions made on our prepaid network. Total transactions processed by the Prepaid Processing Segment in 2003 were 102.1 million. This transaction count includes transactions from e-pay starting in February 2003, from AIM starting in September 2003, and from transact starting in November 2003. As of December 31, 2003, the Prepaid Processing Segment processed approximately 13 million electronic prepaid transactions per month at more than 126,000 terminals located in approximately 59,000 retail locations in the U.K., Australia, Malaysia, Indonesia, New Zealand, Poland, Ireland, Germany and the U.S.

OTHER PRODUCTS AND SERVICES

The convenience offered by electronic purchases is an advantage that can be applied to the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans and prepaid mobile content, such as ring tones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer (EFT) to process credit and debit card payments for retail merchandise.

RETAILER AND DISTIBUTOR CONTRACTS

We provide our prepaid services over networks installed in retail outlets or, in the case of major retailers, though direct connections to their electronic cash register systems. The POS terminals or the register systems are connected to our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand and the U.S.), we own and maintain the POS terminals. In Germany, the terminals are sold to the retailers or to distributors that service the retailer. In all cases, we have contracts with the retailers. Our agreements with major retailers for the POS business typically have two-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers regarding the installation and operation of the POS terminals have shorter terms and provide that either party can terminate the agreement upon three months’ notice and include provisions similar to those with major retailers.

In Germany, distributors have historically controlled the sale of mobile phone scratch cards, and they now are key intermediaries in the sale of e-top-up. Our business in Germany is substantially concentrated in and dependent upon relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our business in Germany. However, we are engaged in the process of establishing agreements with independent retailers in order to diversify our exposure to such distributors.

SOFTWARE SOLUTIONS SEGMENT

OVERVIEW

Through our Software Solutions Segment, we offer an integrated suite of card and retail transaction delivery applications for the IBM iSeries platform and some applications on NT server environments. These applications are generally referred to as Euronet Software. The core system of this product, called “Integrated Transaction Management” (ITM), provides for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, Internet banking, mobile banking and event messaging. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We also offer increased functionality to authorize, switch and settle transactions for multiple banks through our GoldNet module. We use GoldNet for our own EFT requirements, processing transactions across 10 countries in Europe.

We have invested significant resources in increasing the delivery capacity for our software solutions and expanding customer service. We have made further investments in research and development of a number of new electronic- and mobile-commerce products that should enhance the segment’s performance in the future. We established a customer service center in Asia to expand our “follow-the-sun” support initiatives, which represent the Company’s commitment to providing same time zone support for our customers worldwide. With the addition of the customer support personnel in Asia, we have three centers covering EMEA, the Americas and Asia-Pacific. This coverage presents several benefits to our customers, including immediate access to live technical support, infrastructure expansion to aid in faster problem resolution and a more in-depth knowledge and allowance for the uniqueness of conducting business in the various regions.

For a discussion of revenues, operating losses and total assets of the Software Solutions Segment during each of the last three fiscal years, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 - Business Segment Information to the Consolidated Financial Statements.

SOFTWARE SALES BACKLOG

We define “software sales backlog” as fees specified in contracts which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2003, the revenue backlog was $5.3 million, as compared to December 31, 2002, when the revenue backlog was $4.9 million and at December 31, 2001, when the revenue backlog was $2.5 million. We intend to continue to focus on expediting the delivery and implementation of software in an effort to deliver existing backlog sales, while simultaneously replenishing the backlog through continuing product sales growth.

RESEARCH AND DEVELOPMENT

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. We regularly engage in research and development activities in each of our business segments aimed at the development and delivery of new products, services and processes to our customers, including bill payment and presentment, telephone and Internet banking products, applications for mobile devices, wireless banking products, prepaid mobile phone recharge products and browser-based ATM software products. We are also making significant improvements to our core software products.

Our research and development costs for software products to be sold, leased or otherwise marketed totaled $4.1 million for 2003, $4.0 million for 2002, and $5.0 million for 2001. Of these amounts, as of December 31, 2003, $1.8 million was capitalized and is included on our balance sheet in other long-term assets, net of accumulated amortization of $2.2 million. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. See Note 23 - Research and Development to the Consolidated Financial Statements for a summary of the prior three years research and development capitalized costs and related amortization expense.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

For a discussion of revenues and long-lived assets by geographic location, please see Note 20 - Business Segment Information to the Consolidated Financial Statements.

TECHNOLOGY AND PROCESSING FACILITIES

HARDWARE

We use ATMs from several manufacturers in our ATM network. We are able to purchase ATMs at contractually defined prices that include quantity discounts. We also have a long-term contract with NCR to provide hardware maintenance and support services for ATMs from multiple manufacturers in five countries (Poland, Hungary, Germany, the Czech Republic and Egypt), which represent 80% of our installed base in Europe. Because we operate one of the largest Pan-European ATM networks, we have substantial negotiating leverage with ATM manufacturers and we believe we have received favorable pricing for hardware and ATM maintenance. The wide range of advanced technology available from Diebold and NCR provides our customers with state-of-the-art electronic features and reliability through sophisticated diagnostics and self-testing routines. Our ATMs are modular and upgradeable so that they can be adapted to provide additional services in response to changing technology and consumer demand. This allows us to modify our ATMs to provide new services without replacing our existing network infrastructure.

e-pay’s POS terminals are primarily acquired from Verifone and Dione PLC. We find the development environment for these products to be well suited to our services. We do not have any long-term supply agreements with any manufacturer, and we negotiate on an ad hoc basis for our terminal requirements. The market for terminals is highly competitive, and we believe this manner of procurement is in our best interests.

transact’s processing capabilities are hardware-independent, enabling their programs to work on most POS terminals. Our preferred hardware vendors for POS terminals are Ingenico, Trintech and Thales. Additionally, transact has designed and developed their own dedicated payment and prepaid terminal that uses PSTN, ISDN and GPRS (wireless) communication protocols. We believe the wireless GPRS capabilities in transact’s POS terminals provide a competitive advantage in the prepaid market by offering a technology that helps in geographical areas where landline phones are poor quality or nonexistent. GPRS also can quickly adapt to different countries’ requirements, so that we can quickly rollout our solutions into new regions. We plan to deploy these GPRS terminals in other countries where we offer prepaid services, such as Poland, and to connect these terminals to our processing center via the Internet, enabling real-time cross-border business. The transact terminals are developed to meet transact requirements by a German engineering company and manufactured in China.

PaySpot’s POS terminals are primarily acquired from Verifone and Lipman USA. We have no long-term supply agreements with any manufacturer, and we negotiate on an ad hoc basis for our terminal requirements. The market for terminals is highly competitive, and we believe this manner of procurement is in our best interests.

TELECOMMUNICATIONS

Strong back office central processing support is a critical factor in the successful operation of an ATM network. Each ATM (other than ATMs in Germany) is connected to a Euronet processing center through satellite or land-based telecommunications depending upon physical location, reliability of the communications supplier and cost. Because we strive to ensure very high levels of reliability for our network, we rely primarily on satellite telecommunications to the processing center in Budapest for most of our ATM connections in Central Europe. Our Budapest processing center is, in most cases, linked by VSAT (very small aperture terminal) telecommunications to the card issuers. The VSAT telecommunications providers generally guarantee uninterrupted service for 99.9% of the time. India’s ATMs run on a mix of leased line and VSAT connectivity, which all terminate at the Bombay data center. Issuer connections consist of direct leased lines, with an ISDN component for fail over purposes.

We continually strive to improve the terms of our agreements with our telecommunications providers and have entered into multi-country agreements with lower rates for service. In this regard, new agreements are negotiated periodically with our VSAT suppliers, establishing a lower communication cost per ATM that takes into account transaction volume growth.

Our agreements with our satellite telecommunications providers contain certain assurances with respect to the repair of satellite malfunction to ensure continuous reliable communications for the network. As the reliability of land based telecommunications improves in the emerging markets where we do business, we may rely more heavily on them because they are generally less expensive than satellite telecommunications.

Our e-pay operations center uses Transaction Network Services (TNS) that provides fast, cost-effective data communication services for transaction-oriented applications. TNS proprietary technology has been deployed worldwide. TNS claims to be 99.99% reliable and claims to have processed over 10 billion transactions worldwide in 2002.

e-pay operates two fully live data centers in the U.K. and receives transactional traffic from TNS via multiple fixed private circuits. The circuits between e-pay and TNS are delivered in a diverse routed fashion, which ensures different serving exchanges are used throughout. Inbound traffic is balanced across all available links providing maximum resilience and efficient use of bandwidth. Using this infrastructure e-pay is capable of receiving transactions from Dial POS solutions (PSTN, ISDN B & D Channel), Host to Host, and ATMs in most countries around the world.

In Germany, transact uses its own transaction network connection via PSTN, ISDN, X25, TCP/IP and GPRS, which is connected to the processing center by T-Com dual fiber-channel access to guarantee reliability higher than 99%. Mirrored server systems and firewall-systems provide high-availability and transaction security. In addition to the Munich processing center, transact is in the process of commissioning a separate processing center in Speyer, Germany for backup and standby service.

In the U.S., PaySpot dial transactions are delivered via Primary Rate Interface (PRI) interfaces from national telecommunications providers. The standard interface allows the continual evaluation and ability to migrate to another provider in the highly competitive U.S. telecommunications marketplace.

PROCESSING CENTERS

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary and Mumbai, India. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package. The Budapest operations center has an off-site real time back up iSeries computer. The back up system provides high availability in the event of a failure of production iSeries computers. The Budapest processing center also includes an iSeries computer used for product and connection testing and development. The India backup system is warm, and is located on-site. The India data center uses its warm backup machine for testing and development. Our software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The processing centers’ computers operate our ATMs and interface with the local bank and international transaction authorization centers.

To protect against power fluctuations or short-term interruptions, both EFT processing centers have full uninterruptible power supply systems with battery backup to service the network in case of a power failure. The processing center’s data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The centers also have a diesel-powered generator available to supply electrical power to the processing center in the event of a prolonged power outage.

Our EFT processing centers have been certified by a number of transaction exchange entities, such as Visa, LINK and Europay/MasterCard. Additionally, our EFT processing centers are connected to 45 host-to-host bank and card organizations.

e-pay’s primary prepaid processing center for the Prepaid Processing Segment is located in Basildon, U.K. It is staffed 24 hours a day, seven days a week, and provides the processing for all of our e-top-up services in the U.K., Ireland, Poland, New Zealand and Australia. The operation of e-pay’s POS based recharge business involves the maintenance of a central processing computer that maintains the connections to the mobile operators, on the one hand, and POS terminals or retail billing systems on the other. e-pay uses a combination of off-the-shelf and proprietary software to operate the system. e-pay has methods for monitoring the volumes of transactions handled by each retailer and managing merchant settlement risk. The processing center’s data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The center also has a diesel-powered generator available to supply electrical power to the processing center in the event of a prolonged power outage.

transact’s processing center for EFT and prepaid transactions is located in Munich, with a backup location being commissioned in Speyer, Germany. The processing center runs 24 hours a day, seven day a week and provides service for EFT payment and prepaid transactions. transact’s operations includes the maintenance of different clients’ networks, hotline and helpdesk and retail billing for EFT payment and prepaid business, generated via POS terminals, integrated electronic cash registers (ECR) and vending-based solutions. For the prepaid services, transact uses third-party payment-terminals and its own dedicated terminals, fully designed by transact with its own proprietary software connecting via PSTN, ISDN or GPRS communications protocols. transact’s proprietary Terminal-Management-System controls the terminal setup, limits and transaction monitoring to control every individual merchant and the settlement risks. All critical servers are stored in a data safe, which also protects vouchers against fraud or damage. To protect against power fluctuations or short-term interruptions, both of transact’s processing centers have full uninterruptible power supply systems with battery backup to service the network in case of a power failure. The Munich operations center is also equipped with a 40KV diesel-powered generator in the event of a prolonged power outage.

PaySpot employs processing centers in Leawood, Kansas and Little Rock, Arkansas for the U.S.-based Prepaid Processing Segment. The operation of PaySpot’s POS-based recharge business involves the maintenance of a central processing system that maintains the connections to the mobile operators and long-distance carriers and to POS terminals. PaySpot uses a combination of off-the-shelf and proprietary software to operate the system. PaySpot has methods for monitoring the volumes of transactions handled by each retailer and managing merchant settlement risk. Both processing centers have uninterruptible power supply systems with battery backup to protect against power fluctuations or short-term interruptions. The processing centers’ data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. The centers also have diesel-powered generators available to supply electrical power to the processing centers in the event of a prolonged power outage.

COMPETITION

EFT PROCESSING SEGMENT

Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs, such as EDS, GTECH, First Data Corporation or Global Payments may also establish ATM networks or offer outsourcing services that compete with us in various markets. Competitive factors in our EFT Processing Segment business include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

Certain independent (non bank-owned) companies provide electronic recharge on ATMs in individual markets in which we provide this service. We are not aware of any individual independent companies providing electronic recharge on ATMs across multiple markets in which we provide this service. In this area, we believe competition will come principally from the banks providing such services on their own ATMs through relationships with mobile operators or from card transaction switching networks that add recharge transaction capabilities to their offerings (as is the case in the U.K. through the LINK network).

PREPAID PROCESSING SEGMENT

Several companies offer electronic recharge services for mobile phone airtime on POS terminals in the markets where we do business. These companies include, but are not necessarily limited to, Alphyra, Paypoint, Omega Logic, Barclays Merchant Services and Anpost in the U.K.; On-Q and Ezipin in Australia; Milo, Kolporter and GTech in Poland; TeleCash Kommunikations-Service, GZS, ADT Jalex, ANTHROS and EVS in Germany; and PRE-Solutions, InComm and Everything Prepaid in the U.S.

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of prepaid airtime for longer than most of our competitors and have significant market share in those markets. We have approximately 40% of the POS recharge market in the U.K., 60% in

Germany and 50% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

The principal competitive factors in this area include price (that is, the level of commission charged for each recharge transaction) and up time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers.

SOFTWARE SOLUTIONS SEGMENT

We believe we are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform. Other suppliers service the software requirements of large mainframe systems and UNIX-based platforms.

Competitors of the Software Solutions Segment compete across all EFT software components in the following areas: (i) ATM, network and POS software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) wireless banking software systems, and (v) full EFT software. Competitors in this segment include Applied Communications Inc. (ACI), Mosaic Software and Oasis Software International.

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

In our EFT Processing Segment, our rollout of ATMs, our development of new products and individual bank connections and our expansion into new markets creates a need for qualified staff on many levels. We require skilled staff to identify desirable locations for ATMs and negotiate ATM lease agreements. Similarly, in our Prepaid Processing Segment, our rollout of prepaid services, development of new products, and expansion into new markets creates a need for qualified staff on many levels. We require skilled staff to develop and maintain our systems and our operations centers. In addition, ensuring consistency in quality and approach to new markets as well as proper coordination and administration of our expansion requires skilled staff in the areas of technical operations, financial analysis, project management, human resources, communications, marketing and sales. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. The success of our Software Solutions Segment business in particular depends upon the ability to hire and retain highly qualified computer engineers and programmers.

As of December 31, 2000, we had 478 employees. In the first quarter of 2001, we reduced staffing, primarily in Little Rock and Budapest, in a reorganization of our software business. As a result of this reorganization, we had 384 employees as of December 31, 2001, and 385 employees as of December 31, 2002. Due to our growth, the number of our employees has increased to 548 employees as of December 31, 2003. In January 2003, we sold our U.K. subsidiary and all of the 20 employees of this subsidiary were transferred to the buyer. In February 2003, we acquired e-pay and its 83 employees. In September 2003, we acquired AIM and its 7 employees. In November 2003, we acquired transact and its 35 employees.

Our corporate headquarters is located in Leawood, Kansas. Our processing centers are located in Budapest, London, Munich, Mumbai, Jakarta and Kansas City. We have offices in 15 countries and we believe that our relations with our employees are good. Currently, no union represents any of our employees. We have never experienced any work stoppages or strikes by our workforce.

GOVERNMENT REGULATION

We have received advice from banking supervisory authorities or local counsel in certain markets in which we do business to the effect that our business activities in those markets do not constitute “financial activities” subject to licensing. Any expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany. In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with our sponsor bank, or the ability to enter into a similar agreement with another bank in the event of the termination of such agreement. In January 2004, we entered into a new sponsorship agreement with Bankhaus August Lenz (“BAL”) canceling an agreement with DiBa Bank, our previous sponsor bank. We believe, based on our experience, that we should be able to find a replacement for BAL if the agreement with BAL is terminated for any reason. The inability to maintain the BAL agreement or to enter into a similar agreement with another bank upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany.

INTELLECTUAL PROPERTY

We have registered or applied for registration of our trademarks including the names “Euronet” and “Bankomat” and/or the blue diamond logo in most markets in which we use those trademarks. Certain trademark authorities have notified us that they consider the trademarks “Euronet” and “Bankomat” to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets but it would prevent us from stopping other parties from using it in competition with Euronet. We have purchased a registration of the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have registered the “e-pay logo” trademark in the U.K., Australia, and Malaysia and will be extending such registration as we expand that business to new markets. We cannot be sure that we will be entitled to use the e-pay trademark in any markets other than those in which we have registered the trademark. Other trademarks Euronet has registered or has registrations pending in various countries include Integrated Transaction Management; ITM; PaySpot; Arksys; Cashnet; Bank24 and Bank Access 24.

During 2000 and 2001, we filed patent applications for a number of our new software products and our new processing technology, including our recharge services and a browser-based ATM operating system. In 2003, we filed a patent application with the U.S. Patent Office for our POS recharge products in support of e-pay and PaySpot technology. As of the date of this report, these patents are still pending. Technology in the areas in which we operate is developing very rapidly and we are aware that many other companies have filed patent applications for similar products. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. If other applicants are granted priority dates that are earlier than ours, and if their patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and position held by each of our Executive Officers as of March 15, 2004 are as follows:

NAME	AGE	SERVED SINCE	POSITION HELD
Michael J. Brown	47	July 1994	Chairman and Chief Executive Officer
Daniel R. Henry	38	July 1994	Director, President and Chief Operating Officer
Jeffrey B. Newman	49	December 1996	Executive Vice President - General Counsel
Rick L. Weller	46	November 2002	Executive Vice President - Chief Financial Officer
Miro I. Bergman	41	March 1997	Executive Vice President – Managing Director EMEA
James P. Jerome	46	October 1999	Executive Vice President – Managing Director -Software Division
Paul S. Althasen	39	March 2003	Director, Executive Vice President -Joint Managing Director e-pay
John A. Gardiner	40	March 2003	Executive Vice President - Joint Managing Director e-pay

Michael J. Brown is one of the founders of our company and has served as its Chief Executive Officer since 1994. In 1979 Mr. Brown founded Innovative Software, a computer software company that was merged with Informix in 1988. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Sybase Software acquired Visual Tools, Inc. in February 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri-Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri-Kansas City in 1996. Mr. Brown has been a Director of Euronet since its incorporation in December 1996 and he previously served on the boards of Euronet’s predecessor companies. Mr. Brown’s term will expire in July 2004. Mr. Brown is married to the sister of Mr. Henry’s wife.

Daniel R. Henry founded our predecessor company with Michael Brown in 1994 and serves as Chief Operating Officer. In September 2001 he was also appointed President. Mr. Henry is responsible for all of our operations, including the U.S. and overseas. He is also responsible for our expansion into other countries and the development of new markets. Prior to joining us, Mr. Henry was a commercial real estate broker for five years in the Kansas City metropolitan area where he specialized in the development and leasing of premiere office properties. Mr. Henry received a B.S. in Business Administration from the University of Missouri-Columbia in 1988. Mr. Henry has been a Director of Euronet since its incorporation in December 1996 and he previously served on the boards of our predecessor companies. His term as Director will expire in May 2006. Mr. Henry is married to the sister of Mr. Brown’s wife.

Jeffrey B. Newman serves as Executive Vice President and General Counsel. He joined Euronet in December 1996 as Vice President and General Counsel. Prior to this, he practiced law in Paris with the law firm of Salans Hertzfeld & Heilbronn and then with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn, PLLC, of which he was a partner from 1993 until joining Euronet in December 1996. He established the Budapest office of Arent Fox Kintner Plotkin & Kahn, PLLC in 1991. He is a member of the District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University and law degrees from Ohio State University and the University of Paris.

Rick L. Weller joined us in November 2002 as Executive Vice President and Chief Financial Officer. From January 2002 to October 2002 he was the sole proprietor of Pivotal Associates, a business development firm. From November 1999 to December 2001, Mr. Weller held the position of Chief Operating Officer of ionex telecommunications, inc., a local exchange company. From April 1999 to November 1999, Mr. Weller was a founder and Chief Financial Officer of Compass Partners, a venture that lead to the formation of ionex telecommunications, inc. From January 1999 to March 1999 he was Chief Financial Officer of USA Global Link, an international long distance company. Mr. Weller served as Chief Financial Officer of Intek Information, Inc., an outsource service provider from 1997 to December 1998. From January 1990 to September 1997, he held various positions at Sprint Communications Inc., including Vice President Finance for the Consumer Services Long Distance Group, Assistant Vice President Finance for Sprint’s Business Services Long Distance Group and Assistant Vice President for Sprint’s Corporate-wide Internal Audit Group. Prior to joining Sprint, Mr. Weller served as Senior Manager in the Financial Service Industry Practice of Price Waterhouse, an international public accounting firm. He is a certified public accountant and received his bachelor’s degree from Central Missouri State University.

Miro I. Bergman joined us in 1997 as country manager for the Czech Republic. He subsequently became an area director responsible for our operations in Central Europe, and is now the Managing Director for the entire Europe, Middle East, and Africa region. Prior to joining us, Mr. Bergman was with First Bank System from 1992 to 1996 as vice president in charge of the bank’s off-premise ATM business of over 1,200 ATMs. He also served as vice president of new Visa Co-Brand card program initiatives. From 1988 to 1992, Mr. Bergman worked for Citicorp-Diners Club in various card management and marketing positions. Mr. Bergman received a bachelor’s degree in business administration from the University of New York at Albany and an M.B.A. from Cornell University.

James P. Jerome currently serves as Executive Vice President and Managing Director of our software division. He joined us in October 1999, managing the delivery of products and services until he was appointed Managing Director Software in 2001. From 1994-1999, he served in various capacities with the Electronic Banking Services division of BISYS, Inc. From 1992 to 1994 he was a senior account executive, responsible for commercial banks and west-coast clients, and from 1990 to 1992 he was conversion manager for the Houston Regional Service Center. Prior to that, Mr. Jerome was a senior systems analyst at First City National Bank in Austin, Texas. Mr. Jerome served in various profitability systems capacities with Republic Bank of Houston from 1982 to 1983. His industry affiliations include serving as a director on the Electronic Funds Transfer Association Board, the Base24 User Group, and as a board member of the Exchange Network Advisory Council. He received his degree in business administration from the State University of New York in 1979.

Paul S. Althasen currently serves as Executive Vice President and Joint Managing Director of e-pay. He joined Euronet in February 2003 following Euronet’s acquisition of e-pay. Mr. Althasen was elected a Director of Euronet in May 2003 and his term will expire in May 2006. He is a co-founder and former CEO of e-pay, where he was responsible for the strategic direction of that company since its formation in 1999. From 1989 to 1999, Mr. Althasen was a co-founder and Managing Director of MPC Mobile Phone Center, a franchised retailer of cellular phones in the U.K. Previously, Mr. Althasen worked for Chemical Bank in London where he traded financial securities. Mr. Althasen has a B.A. (Honors) degree in business studies from the City of London Polytechnic.

John A. Gardiner currently serves as Executive Vice President and Joint Managing Director of e-pay. He joined Euronet in February 2003 following Euronet’s acquisition of e-pay. Mr. Gardiner co-founded e-pay in 1999 and was formerly Managing Director of e-pay where he has been responsible for the creation and evolution of the company and its Asia Pacific operations in

Australia and Malaysia. Mr. Gardiner had previously worked for 11 years in the wireless communications industry, initially as Managing Director of Twinchoice Ltd, one of the U.K.’s largest cellular accessory companies, and later as Chief Executive of Banner Telecom Group PLC, a U.K. based cellular distribution company.

ITEM 2. PROPERTIES

Our executive offices are located in Leawood, Kansas, U.S.A. Our processing centers are located in Budapest, Basildon, U.K., Munich, Mumbai, Jakarta and Leawood, Kansas. As of December 31, 2003, we also maintained principal offices in Little Rock, Arkansas, U.S.A.; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Cairo, Egypt; Jakarta, Indonesia; Sydney, Australia; and Albany, New Zealand. All of our offices are leased. Our office leases provide for initial terms of 24 to 84 months.

ITEM 3. LEGAL PROCEEDINGS

Other than routine matters, we are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

From March 1997 to November 1999, the Common Stock was quoted on the Nasdaq National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the Nasdaq SmallCap Market. On July 3, 2002, our listing was again transferred to the Nasdaq National Market. The following table sets forth the high and low closing prices for our Common Stock for the quarters ended:

	2003		2002
For the three months ended	High	Low	High	Low
December 31	$18.40	$11.74	$7.98	$4.59
September 30	$13.15	$8.50	$13.71	$4.61
June 30	$12.90	$7.85	$18.30	$11.34
March 31	$8.22	$6.16	$22.09	$16.91

DIVIDENDS

Since our inception, no dividends have been paid on our Common Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends.

HOLDERS

At December 31, 2003, there were approximately 126 record holders of our Common Stock.

PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

During the most recent three years, we have issued the following securities, which were not registered at the time of issuance under the Securities Act of 1933 (the “Act”):

In January 2004, we issued 527,180 shares of our Common Stock to the former shareholders of Precept Concepts, Inc. (“Precept”) in exchange for all the capital stock of Precept, a company based in California. The total purchase price was approximately $17.8 million, of which $8.0 million was paid in cash and promissory notes. Of these shares, 400,000 are being held in escrow until February 2005 subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of Common Stock based upon a conversion price of $28.43 per share. Based on representations from each former shareholder of Precept that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the Precept purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Precept, which was declared effective by the SEC in February 2004.

In November 2003, we issued 643,048 shares of Common Stock to the former owners of transact as partial consideration for 100% of the shares of transact. The purchase price consisted of 15.0 million euros, of which approximately $17.8 million was paid in cash, plus an additional “earn-out” payment due in January 2005. The “earn-out” will be calculated based on transact’s EBITDA for the third quarter of 2004, together with certain other performance criteria described in the purchase agreement and the related certificates. Based upon current projections of the future performance of transact, as to which there can be no assurances, we estimate that the second installment of the purchase price will be between $20.0 million and $30.0 million. Subject to certain EBITDA multiples, 50% of the second installment of the purchase price is payable in cash, and the other 50% is payable, at our option, either in cash or in Common Stock valued for these purposes at $10.00 per share. Our ability to issue shares exceeding approximately 2.5% of our outstanding shares of Common Stock as of November 18, 2003 to pay the second installment of the purchase price will be subject to stockholder approval. Because the offer and sale of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemption provided by Regulation S of the Act. However, in accordance with our obligations under the transact purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of transact, which was declared effective by the SEC in February 2004.

In November 2003, we issued 1,131,363 shares of our Common Stock to Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, to assist with financing the cash portion of the transact acquisition. The consideration paid for these shares was $20.0 million, or $17.68 per share. Under the securities purchase agreement, we also granted Fletcher “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of our Common Stock between March 19, 2004 and June 19, 2005. This period may be extended under certain circumstances. The purchase price for these shares will be based on a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. Based on representations from Fletcher that it was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of these shares was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. We filed a registration statement with the SEC to enable the public resale of the Common Stock issued to Fletcher, and the SEC declared that registration statement effective in February 2004.

In September 2003, we issued 114,374 shares, or approximately $1.2 million in value, of Common Stock to two individuals as partial consideration for all the assets of Austin International Marketing and Investments, Inc. (AIM). The transfer of 160,000 of these shares is restricted through March 2005 subject to performance of certain financial goals. Based on representations from each of the AIM shareholders that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of these shares was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. Additional shares of Common Stock may be issued pursuant to an earn-out, up to a maximum of $5.5 million.

In February 2003, we issued 2,497,504 shares of our Common Stock to the former shareholders of e-pay as partial consideration for all of the shares of e-pay. The portion of the purchase price allocated to these shares was $19.0 million. Because the offer and sale of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S under the Act, these transactions were exempt from registration pursuant to the exemption provided by Regulation S of the Act. However, in accordance with our obligations under the e-pay purchase agreement, we filed two registration statements with the SEC to enable the public resale of the Common Stock received by the former shareholders of e-pay, which were declared effective by the SEC in November and December 2003.

In December 2003, we issued 717,678 shares of Common Stock to the holders of $8.1 million in convertible promissory notes paid as partial consideration for the acquisition of e-pay described above. Accrued but unpaid interest was paid in cash.

In February 2002, we issued 625,000 shares of our Common Stock to seven investors for $20.00 in cash per share. Because each purchaser represented that it was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of these shares was exempt from registration under the Act pursuant to exemptions under Section 4(2) and Regulation D of the Act. The aggregate amount of proceeds to us from the private placement was $12.5 million. Net proceeds after $0.8 million in commission fees, legal fees, and Nasdaq registration and filing fees were approximately $11.7 million.

During May 2002, in a single transaction, we exchanged 2,500 units (principal amount of 1.3 million euros) of our 12 3/8% Senior Discount Notes (the “Senior Discount Notes”) for 75,000 shares of Common Stock.

During June 2002, in a single transaction, we exchanged $0.8 million of our Senior Discount Notes for 56,483 shares of Common Stock.

During 2001, in 16 separate transactions, we exchanged 97,700 units (principal amount of 50.0 million euros) of our Senior Discount Notes and 293,100 warrants for 3,238,650 shares of Common Stock.

During March 2001, we exchanged 8,750 units (principal face amount of 4.5 euros) of our Senior Discount Notes for two new Senior Discount Notes having an aggregate face amount of $3.0 million (the “New Notes”).

During 2001, in a single transaction, we exchanged bonds with face amount $2.1 million of our Senior Discount Notes for 104,750 shares of Common Stock.

All of these exchanges of Senior Discount Notes for Common Stock were exempt from registration in accordance with Section 3(a)(9) of the Act as the Senior Discount Notes exchanged were the subject of a public offering and registered securities. No commission or other remuneration was paid in connection with these exchanges and all persons acquiring Common Stock were existing holders of the Senior Discount Notes. The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,766,566	$7.59	109,809
Equity compensation plans not approved by security holders	—	—	—

Total	5,766,566	$7.59	109,809

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The summary consolidated financial data set forth below has been derived from, and are qualified by reference to, our audited consolidated financial statements and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the U.S. (“U.S. GAAP”), which have been audited by KPMG LLP, in the U.S. for 2003, and KPMG Polska Sp. z o.o. in Poland for all prior periods. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to our significant transactions in 2003, and should not be relied upon as an indication of future performance. These significant transactions include the sale of our U.K. subsidiary and the acquisitions of e-pay, transact and AIM after December 31, 2002. The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for summary network data)

Consolidated Balance Sheet Data:
Assets
Cash and cash equivalents	$19,245	$12,021	$8,820	$6,760	$14,598
Restricted cash	58,280	4,401	1,877	2,103	10,929
Investment securities	—	—	—	750	3,149
Trade accounts receivable, net	75,648	8,380	8,862	9,199	7,712
Other current assets	14,781	15,064	15,135	10,287	10,568

Total current assets	167,954	39,866	34,694	29,099	46,956
Property, plant and equipment, net	20,658	21,394	21,398	26,304	29,933
Goodwill	88,512	1,834	1,551	2,060	15,595
Intangible assets	22,772	—	—	—	—
Other assets, net	3,877	3,465	3,748	3,427	4,360

Total assets	$303,773	$66,559	$61,391	$60,890	$96,844

Liabilities and stockholders’ equity/(deficit):
Total current liabilities	$151,926	$19,769	$24,753	$20,756	$27,814
Obligations under capital leases, excluding current installments	3,240	4,301	6,179	7,744	5,521
Notes payable	55,792	36,318	38,146	77,191	72,800
Non-current deferred income tax liability	7,828	—	—	—	—
Other long-term liabilities	3,118	—	—	—	202

Total liabilities	221,904	60,388	69,078	105,691	106,337
Total stockholders’ equity/(deficit)	81,869	6,171	(7,687)	(44,801)	(9,493)

Total liabilities and stockholders’ equity/(deficit)	$303,773	$66,559	$61,391	$60,890	$96,844

Summary network data:
Number of operational ATMs at end of period	3,350	3,005	2,400	2,081	1,776
ATM processing transactions during the period	114,711,440	79,193,580	57,185,231	43,531,830	29,661,329
Number of operational prepaid processing terminals at end of period	126,284	—	—	—	—
Prepaid processing transactions during the period	102,133,511	—	—	—	—

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for share and per share data)

Consolidated Statements of Operations Data:
Revenues:
EFT Processing	$52,752	$53,918	$45,941	$34,201	$25,367
Prepaid Processing	136,185	—	—	—	—
Software and related revenue	15,470	17,130	15,042	15,827	14,969

Total	204,407	71,048	60,983	50,028	40,336

Operating expenses:
Direct operating costs	133,977	29,609	26,469	24,162	22,491
Salaries and benefits	33,577	25,282	24,091	28,318	23,512
Selling, general and administrative	11,474	6,917	7,688	11,047	10,192
Depreciation and amortization	12,062	9,659	8,785	9,988	10,005
Asset write-down	—	—	—	11,968	—
Share compensation expense	—	—	—	—	127

Total operating expenses	191,090	71,467	67,033	85,483	66,327

Operating income/(loss)	13,317	(419)	(6,050)	(35,455)	(25,991)

Other income/expenses:
Interest income	1,257	247	278	1,073	1,939
Interest expense	(7,216)	(6,253)	(9,386)	(10,760)	(10,875)
Loss on facility sublease	—	(249)	—	—	—
Gain on sale assets	18,045	—	—	—	—
Equity in income/(loss) from consolidated subsidiaries	518	(183)	—	—	—
Gain/(loss) on early retirement of debt	—	(955)	9,677	—	2,760
Foreign exchange gain/(loss), net	(9,690)	(4,233)	5,425	(3,243)	(2,086)

Total other income/(expense)	2,914	(11,626)	5,994	(12,930)	(8,262)

Income/(loss) from continuing operations before income taxes and minority interest	16,231	(12,045)	(56)	(48,385)	(34,253)
Income tax benefit/(expense)	(4,246)	2,312	807	(1,181)	4,244

Income/(loss) from continuing operations before minority interest	11,985	(9,733)	751	(49,566)	(30,009)
Minority interest	—	100	—	—	—

Income/(loss) from continuing operations	11,985	(9,633)	751	(49,566)	(30,009)

Discontinued operations:
Income/(loss) from operations of discontinued U.S. and France components	(201)	5,054	(123)	22	(844)
Income tax expense/(benefit)	—	(1,935)	42	(7)	(62)

Income/(loss) from discontinued operations	(201)	3,119	(81)	15	(906)

Net income/(loss)	11,784	(6,514)	670	(49,551)	(30,915)
Translation adjustment	2,876	769	(406)	—	(2,515)

Comprehensive income/(loss)	$14,660	$(5,745)	$264	$(49,551)	$(33,430)

Income/(loss) per share - basic:
Income/(loss) from continuing operations	$0.45	$(0.42)	$0.04	$(3.00)	$(1.97)
Income/(loss) from discontinued operations	—	0.14	(0.01)	—	(0.06)

Net income/(loss)	$0.45	$(0.28)	$0.03	$(3.00)	$(2.03)

Basic weighted average shares outstanding	26,463,831	23,156,129	19,719,253	16,499,699	15,252,030

Income/(loss) per share – diluted:
Income/(loss) from continuing operations	$0.41	$(0.42)	$0.03	$(3.00)	$(1.97)
Income/(loss) from discontinued operations	—	0.14	—	—	(0.06)

Net income/(loss)	$0.41	$(0.28)	$0.03	$(3.00)	$(2.03)

Diluted weighted average shares outstanding	28,933,484	23,156,129	22,413,408	16,499,699	15,252,030

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Euronet Worldwide offers outsourcing and consulting services, integrated EFT software, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate the largest independent pan-European ATM network and the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia, and process electronic top-up transactions at more than 126,000 POS terminals across 59,000 retailers in Europe, Asia Pacific and the U.S. With corporate headquarters in Leawood, Kansas, USA, and 17 offices worldwide, Euronet serves clients in more than 60 countries.

Economic Factors, Industry Factors and Risks

Our company faces certain economic and industry-wide factors that could materially affect our business. As an international company, economic, political, technology infrastructure and legal issues in every country in which we operate could have a positive or negative impact, and therefore are also considered risks. Some of the more significant factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services

•	Foreign exchange fluctuations

•	Competition from bank-owned ATM networks, outsource providers of ATM services, providers of prepaid mobile phone services and software providers

•	Our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of contract terminations with major customers

•	Changes in laws and regulations affecting our business

These risks and other risks are described in Exhibit 99.1 to this Form 10-K and our other filings with the SEC, which are incorporated herein by reference.

Lines of Business, Geographic Locations and Principal Products and Services

We operate in three principal business segments:

•	In our EFT Processing Segment, we process transactions for a network of 3,350 ATMs across Europe and in India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services for prepaid mobile airtime.

•	Through our Prepaid Processing Segment, we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 126,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

•	Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

As of December 31, 2003, we had 10 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt. Our executive offices are located in Leawood, Kansas, U.S.

Sources of Revenues and Cash Flow

Euronet earns revenues and income based on ATM management fees, transaction fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s revenue is described further below.

EFT Processing Segment - Of total segment revenue, for the year ended December 31, 2003 approximately 51% was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) as of December 31, 2003. We believe our strategy to shift from a largely proprietary, Euronet-owned ATM network to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investments. On our proprietary network, we generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include in EFT Processing Segment revenues transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs. We typically, but not in all cases, charge a per ATM management fee and a transaction fee for each ATM managed under our outsourcing agreements. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Prepaid Processing Segment - The significant growth in the revenue and operating income in our Prepaid Processing Segment is the result of the acquisitions of e-pay, transact and AIM together with the significant growth rates experienced at each of these businesses. During 2003, e-pay was still establishing contractual relationships with many large and small retailers to distribute mobile top-up services through POS terminals. Revenues have grown rapidly over the past year as the level of business at the retailers concerned has ramped up to full realization. Growth in the business is also attributable to the conversion by mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions. We do not expect these growth rate levels to continue.

Revenue is recognized based on commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions of the mobile phone operator agreements, mobile phone operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our contracts with retailers, not all of these reductions are absorbed by us. Therefore, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Our maintenance of agreements with mobile operators is important to the success of our business, because these agreements permit us to distribute top-up to the mobile operators’ customers.

Software Solutions Segment – The revenues from the Software Solutions Segment are grouped into four broad categories:

•	Software license fees are the initial fees we charge to license our proprietary application software to customers

•	We charge professional service fees for providing customization, installation and consulting services to our customers

•	Software maintenance fees are the ongoing fees we charge for maintenance of our customers’ software products

•	Hardware sales revenues are derived from the sale of computer products

Opportunities, Challenges and Risks

Our expansion plans and opportunities are focused on three primary areas: (i) our prepaid mobile phone airtime top-up processing services; (ii) outsourced ATM management contracts; and (iii) transactions processed on our network of owned and operated ATMs.

The continued expansion and development of our ATM business will depend on various factors including the following:

•	the demand for our ATM outsourcing services in our current target markets

•	the ability to develop products or services to drive increase in transactions

•	the expansion of our various business lines in countries where we operate

•	entering into additional card acceptance and ATM management agreements with banks

•	the availability of financing for expansion

•	the ability to effectively and efficiently convert ATMs contracted under newly awarded outsourcing agreements

We carefully monitor the revenue and transactional growth of our ATM networks in each of our markets, and we adjust our plans depending on local market conditions, such as variations in the transaction fees we receive, competition, overall trends in ATM-transaction levels and performance of individual ATMs.

We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements. The process of negotiating and entering into outsourcing agreements typically takes nine to 12 months or longer. Banks evaluate a wide range of matters when deciding to choose an outsource vender. Generally, this decision is subject to extensive management analysis and approvals. In addition, the process is further complicated by the legal and regulatory considerations of local countries as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable.

We plan to expand our prepaid mobile phone top-up business, which is currently focused on the U.K., Germany, the U.S., Ireland, Poland, New Zealand and Australia, into our other markets by taking advantage of our expertise together with existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements for other markets with mobile phone operators and retailers

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users

•	the availability of financing for expansion

We expect to spend between $6.0 million and $8.0 million on fixed asset purchases to implement our expansion plans and necessary upgrades or modifications of our processing system in 2004. We expect to use cash on hand, cash flows from operations and, potentially, lease financing to fund these expenditures. Additionally, in connection with a major ATM outsourcing agreement signed in the fall of 2003, we plan to purchase approximately 725 ATMs from a bank. Simultaneously, we will sell the same ATMs to an affiliate of that bank, lease back those ATMs and pass the lease costs through to the bank in accordance with the outsourcing agreement. We estimate that the value of the acquired / sold ATMs will amount to approximately $8.0 million.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to manage effectively our rapid expansion may require us eventually to expand our operating systems and employee base. An inability to do this could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.

Summary of 2003 Annual Results

Recurring and Non-Recurring Items

The following is a summary of certain significant recurring and non-recurring items and a reference to their location in this Management’s Discussion and Analysis. This summary is provided to assist the reader in locating the detailed discussion on these matters.

Description of Item	Management’s Discussion and Analysis Page Reference

Gain on sale of U.K. ATM network	Page 30

Non-recurring contract termination fee	Page 31

Gain on sale of Hungary ATMs	Page 32

Acquisition of e-pay	Page 34

Acquisition of transact	Page 35

Interest expense	Page 39

Foreign exchange loss/gain	Page 40

Income tax	Page 40

The following description of our operating results compares the fiscal year ended December 31, 2003 with prior periods.

Our 2003 annual consolidated revenues were $204.4 million for 2003, an increase of 188% over 2002 revenues of $71.0 million, reflecting the acquisitions of e-pay, transact and AIM in 2003. In 2002 revenues also increased by 16% as compared to 2001 revenues of $61.0 million, reflecting the increase in numbers of transactions and ATM’s operated year over year in our EFT Processing Segment. Operating income was $13.3 million for 2003 compared to an operating loss of $0.4 million for 2002 and to an operating loss of $6.1 million for 2001. Net income for 2003 was $11.8 million, or $0.41 per share, compared to a net loss of $6.5 million, or a $0.28 per share loss, for 2002, and to a net income of $0.7 million, or a $0.03 per share, for 2001. Net income for the year 2003 included a gain on the sale of our U.K. ATM network of $18.0 million, foreign exchange translation losses of $9.7 million and losses from discontinued operations of $0.2 million. Net income for the year 2002 included foreign exchange translation losses of $4.2 million and income from discontinued operations of $3.1 million. Net income for the year 2001 included a gain from the early extinguishment of debt of $9.7 million and foreign exchange translation gains of $5.4 million.

The EFT Processing Segment 2003 revenues were $52.9 million, a decrease of $1.0 million, or 2%, over 2002 revenues of $53.9 million. In 2002 revenues increased by $8.0 million, or 17%, over 2001 revenues of $45.9 million. Operating income for the year 2003 was $6.6 million compared to $4.8 million for 2002 and $2.3 million for 2001. The decrease in revenue of $1.0 million for 2003 was attributable to the January 2003 sale of the U.K. ATM network, which was nearly offset by growth in the EFT Processing Segment. If the effects of the U.K. ATM network sale and related outsourcing agreement were excluded from 2002, 2003’s revenues and operating income increased by $11.7 million, or 29%, and $2.5 million, respectively. If the effects of the U.K. ATM network sale and related outsourcing agreement were excluded from 2001, 2002’s revenues and operating income increased by $3.9 million, or 10%, and $1.4 million, respectively. The increase in 2003 over 2002 operating income was largely attributable to a 45% increase in transactions processed, an 11% increase in ATMs under management and expense control management, which more than offset the $0.7 million in 2002 operating income related to the U.K. ATM network operations sold in January 2003. The increase in 2002 over 2001 operating income is primarily due to a 38% increase in transactions processed and a 25% increase in ATM’s operated.

The EFT Processing Segment processed 114.7 million transactions for the full year 2003 compared to 79.2 million transactions in 2002, and 57.2 million transactions in 2001. The segment completed the year with 3,350 ATMs owned and/or operated as compared to 3,005 ATMs at the end of 2002 and 2,400 ATMs at the end of 2001.

The Prepaid Processing Segment, established in February 2003 with the acquisition of e-pay, reported 2003 revenues of $136.2 million and operating income of $11.9 million, including $2.2 million in revenues from transact, a German prepaid processor, which was acquired in November 2003, and $1.9 million in revenues from the Company’s entry into the U.S. prepaid market, which was principally initiated with the September 2003 acquisition of AIM.

The Prepaid Processing Segment processed 102.1 million electronic prepaid transactions at approximately 126,000 POS terminals located in approximately 59,000 retail locations in the U.K., Australia, Malaysia, Indonesia, New Zealand, Poland, Ireland, Germany and the U.S.

The Software Solutions Segment 2003 revenues were $15.7 million, a decrease of 10% compared to 2002 revenues of $17.4 million. The 2002 revenues were 14% greater than 2001 revenues of $15.2 million. The 2002 revenues included approximately $3.8 million of license and maintenance fees related to a significant licensing agreement signed in January 2002 compared to $0.7 million in revenue from that same agreement in 2003 and nil in 2001.

The Corporate and Other Segment had $6.7 million of expenses for 2003 compared to $5.6 million for 2002 and $6.5 million for 2001. The 2003 increase over 2002 was largely attributable to the achievement of performance bonuses in 2003, which were not achieved in 2002, increased insurance costs and the full year effects of certain employee additions in the second half of 2002. The decrease in 2002 as compared to 2001, was largely the result of cost cutting measures implemented in 2001, as well as the reclassification of certain costs to the processing segment to better reflect the actual job responsibilities being performed. All segments included, transactions processed in 2003 were 216.8 million compared to 79.2 million processed in 2002, a 174% increase and to 57.2 million in 2001, a 38% increase over 2002.

The Company’s unrestricted cash on hand was $19.2 million as of December 31, 2003 as compared to $12.0 million at the end of 2002. Euronet’s total indebtedness was $65.0 million as of December 31, 2003 compared to $44.4 million at the end of 2002. This increase was the net result of $31.9 million in additional borrowings, mostly related to the e-pay acquisition, increases of $10.9 million for foreign exchange rate translations driven by the U.S. dollar weakening against the euro and GBP, offset in part by repayments of $22.2 million.

The Company’s total assets as of December 31, 2003 were $303.8 million, compared to $66.5 million as of December 31, 2002. The increase in total assets was largely the result of investments made in the acquisitions of e-pay and transact, together with an increase in restricted cash and accounts receivable related to the Prepaid Processing Segment. Stockholders’ equity was $81.9 million at December 31, 2003 compared to $6.2 million at the end of 2002. The increase in stockholders’ equity was primarily the result of the gain on the sale of the U.K. ATM network and the issuance of Common Stock in connection with the acquisitions of e-pay and transact.

Significant Transactions. During the last two years, we have entered into certain significant transactions that have significantly impacted, and will in the future significantly impact, our financial results. These transactions are described below.

Acquisitions. During 2003, we purchased all of the outstanding share capital of e-pay and transact, and substantially all of the assets of AIM. In addition, following the end of our fiscal year ended December 31, 2003, we acquired all of the outstanding share capital of Precept. For additional information about these acquisitions, please see Item 1. Business - Acquisitions, Note 4 — Acquisitions and Note 27 — Subsequent Events to the Consolidated Financial Statements.

Dispositions. During 2003, we sold our U.K. ATM network and simultaneously signed an outsourcing contract for those ATMs. During 2002, we sold substantially all of the assets of our ATM processing business in the U.S., known as DASH. During 2002, we also sold substantially all of the non-current assets and capital lease obligations of our processing business in France. For additional information about these dispositions, please see Item 1. Business - Dispositions and Note 25 — Discontinued Operations to the Consolidated Financial Statements.

We have reclassified prior period segment information to conform to the current period’s presentation (see Note 20 - Business Segment Information to the Consolidated Financial Statements).

BUSINESS SEGMENT INFORMATION

Summary

As of December 31, 2003, we operated in three principal business segments:

•	The EFT Processing Segment, which includes our proprietary ATM network and outsourced management of ATMs for banks or financial institutions and includes various new processing services we provide for these entities and mobile phone companies through our network of owned and managed ATMs, such as mobile phone recharge services at the ATMs.

•	The Prepaid Processing Segment, consisting of e-pay, transact and PaySpot, which provides electronic top-up transaction services at retail stores for mobile and other telecommunication operators through POS terminals.

•	The Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and processes financial transactions from those devices, telephones, mobile devices and the Internet.

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

All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude discontinued ATM operations in France and the U.S. We have reclassified prior period segment information to conform to the current period’s presentation (see Note 20 - Business Segment Information to the Consolidated Financial Statements).

SEGMENT REVENUES AND OPERATING INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Revenues			Operating Income/(Loss)
	2003	2002	2001	2003	2002	2001
	(in thousands)			(in thousands)

EFT Processing	$52,900	$53,918	$45,942	$6,647	$4,809	$2,346
Prepaid Processing	136,185	—	—	11,929	—	—
Software Solutions	15,745	17,410	15,221	1,437	434	(1,875)
Corporate Services	—	—	—	(6,657)	(5,621)	(6,521)

Inter-segment eliminations	(423)	(280)	(180)	(39)	(41)	—

Total	$204,407	$71,048	$60,983	$13,317	$(419)	$(6,050)

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 - BY BUSINESS SEGMENT

EFT PROCESSING SEGMENT

Sale of U.K. ATM Network

In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer of the network. We now operate the ATMs in that network under a five-year outsourcing agreement. With the sale, all employees of that subsidiary were transferred to the buyer. The results of operations of the U.K. ATM network operations continue to be included in continuing operations due to the ongoing revenues generated by the outsourcing agreement.

In order to provide a more meaningful comparison of the results for the year ended December 31, 2003 to the results for the years ended December 31, 2002 and 2001, we have provided a “pro forma” schedule below that adjusts the 2002 and 2001 revenues and expenses to exclude the U.K. ATM network business and include the benefits of the outsourcing agreement as if it were in effect for those periods. This presentation is consistent with our presentation in the Form 8-K filing we made on January 17, 2003 relating to the sale of the U.K. ATM network.

		Pro Forma Segment Results Year Ended December 31,
	Results for the year ended December 31, 2003	2002			2001
(in thousands)		Entire Segment	U.K. Processing	Adjusted without U.K. Processing	Entire Segment	U.K. Processing	Adjusted without U.K. Processing

Total revenues	$52,900	$53,918	$12,736	$41,182	$45,942	$8,662	$37,280

Direct operating cost	23,732	28,866	8,830	20,036	26,380	6,012	20,368
Salaries and benefits	13,488	11,198	1,591	9,607	8,400	1,168	7,232
Selling, general and administrative	1,826	414	(222)	636	921	773	148
Depreciation and amortization	7,207	8,631	1,887	6,744	7,895	1,146	6,749

Total operating expenses	46,253	49,109	12,086	37,023	43,596	9,099	34,497

Operating income/(loss)	$6,647	$4,809	$650	$4,159	$2,346	$(437)	$2,783

Revenues

In our EFT Processing Segment, we generate substantially all our revenue from fees on transactions generated from ATMs we own and from management fees from ATMs we operate on an outsourced basis.

We generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

The fees are dependent upon the mix of the following service types:

•	ATM processing and/or monitoring

•	POS terminal driving

•	site selection and lease negotiation

•	cash fill forecasting and/or reconciliation

•	first and/or second line maintenance

•	insurance

•	communications

•	installation

•	ATM leasing

Our outsourcing services are generally billed on the basis of a fixed monthly fee per ATM plus a fee per transaction. The recurring monthly fees per ATM vary significantly depending on the range of services contracted with the customer.

Transaction fees for cash withdrawals from ATMs we own vary from market to market but generally range from $0.60 to $2.70 per transaction. Fees for the other three types of transactions are generally substantially less. We include in EFT Processing Segment revenues from transaction fees payable under the electronic recharge solutions that we distribute through our ATMs. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Total segment revenues decreased 2% or $1.0 million to $52.9 million for the year ended December 31, 2003 from $53.9 million for the year ended December 31, 2002 primarily due to the sale of the U.K. ATM network. Total segment revenues increased by $8.0 million or 17.4% to $53.9 million for 2002 compared to $45.9 million for 2001, primarily due to increased transactions and ATMs operated.

As shown in the pro forma segment results, if 2002 and 2001 U.K. ATM network revenues are excluded and the related outsourcing revenues are included in the comparative amounts due to the sale of the U.K. ATM network, revenues increased 28% for the year ended December 31, 2003 over the year ended December 31, 2002 and 10% for the year ended December 31, 2002 over the year ended December 31, 2001.

Certain new ATM driving contracts and network participation agreements were implemented in the final nine months of 2002 and throughout 2003 that contributed to transaction and revenue growth. However, included in revenues for the year ended December 31, 2003 are approximately $0.8 million in one-time revenues for a contract that was terminated before implementation. Increases in ATMs under management and transactions are the primary reasons for the increase in revenues as further quantified below.

We operated 3,350 ATMs as of December 31, 2003, 3,005 as of December 31, 2002 and 2,400 as of December 31, 2001, representing increases of 11% for 2003 and 25% for 2002. We processed 114.7 million, 79.2 million and 57.2 million transactions for the years ended December 31, 2003, 2002 and 2001, respectively, representing increases of 45% in 2003 and 38% in 2002. The increase in transaction growth was greater than the increase in ATM growth and revenue growth due to an increase in the number of ATMs that we operate under ATM management outsourcing agreements relative to ATMs we owned during these periods, and an increase in the number of ATM network participation arrangements and ATM-based prepaid telecommunication recharge transactions. The revenues generated from ATM management outsourcing agreements often have a substantial recurring monthly fixed fee as compared to a per transaction fee for our owned ATMs. As a result of this relative reduction in transaction based component of fee structures, transactions on these machines increased faster than the revenues.

On December 31, 2003, we owned 25% of the ATMs we operate (excluding those leased by us in connection with outsourcing agreements), while the remaining 75% were operated under ATM management outsourcing agreements. On December 31, 2002, we owned 67% of the ATMs we managed, including our U.K. ATM network. Of total segment revenue, approximately 51% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the year ended December 31, 2003; 60% for the year ended December 31, 2002; and 59% for the year ended December 31, 2001, as adjusted for the sale of the U.K. ATM network and related outsourcing agreement. We believe our strategy to shift from a largely proprietary, Euronet-owned ATM network to a more balanced mix between proprietary ATMs and ATMs operated under outsourcing agreements will provide higher marginal returns on investments. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs nor do we incur the start-up costs typically incurred in the early life cycle of a deployed ATM. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

In the Czech Republic, beginning in November 2002 a new, single intra-regional interchange fee for ATM cash withdrawals was agreed to by Czech issuer banks for both Visa and Europay cards. For Visa cards, the new fee is $1.00 and for Europay cards the new fee is €1.20. Prior to these changes, we were averaging fees of approximately $1.40 per cash withdrawal in the Czech Republic. This intra-regional interchange fee had the effect of reducing revenues for our deployed machines in the Czech Republic by approximately $0.8 million in 2003. Additionally, the transactions per ATM in the Czech Republic trended downward during 2002 by approximately 15% from the first as compared to the fourth quarters, partially due to the increase in the interchange fee in late 2001 as well as certain competitive and other economic conditions. In 2003, transactions per ATM consistently trended above those of 2002 and more than offset the revenue decline in 2002. We are actively monitoring this trend and will take appropriate action, including deinstallation of any under-performing ATMs, as conditions and further trends warrant to protect deployment margins.

Operating Expenses

For the year ended December 31, 2003, total segment operating expenses decreased 6%, or $2.8 million, to $46.3 million from $49.1 million for the year ended December 31, 2002. For the year ended December 31, 2002, total segment operating expenses increased 14%, or $6.0 million, from $43.6 million for the year ended December 31, 2001. The primary reason for the 2003 decrease was the sale and resulting elimination of the U.K. ATM network expenses in January 2003. The primary reason for the 2002 increase was additional salaries to support our operational growth during the period. However, as a percentage of revenues, operating expenses decreased from 95% of revenues in 2001 to 91% of revenues in 2002 to 87% in 2003, reflecting operational efficiency improvements.

As shown in the EFT Processing Pro Forma Segment Results table, if the 2002 U.K. ATM operating expenses are excluded from the comparative figures due to the sale of the U.K. ATM network in January 2003, operating expenses increased 25%, or $9.2 million, for the year ended December 31, 2003 over the year ended December 31, 2002. The increase in operating expenses is primarily the result of additional expense to support increases in transactions of 35.5 million, or 45%, and increases in ATMs of 345, or 11%. Additionally, salaries increased as a result of resources necessary to support our operational growth during the period, the achievement of certain incentive awards and market development costs in Asia. Incentive compensation awards for 2003 were approximately $1.1 million in excess of those achieved in 2002. Operating expenses in Asia were approximately $2.9 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002.

The following discussion and analysis for the EFT Processing Segment operating expenses and income again compares certain direct operating costs, salaries, selling, general and administrative costs as well as depreciation costs and performance ratios for 2003 to 2002 and 2001 excluding the U.K. processing business expenses. We sold the U.K. ATM network in January 2003 and thus there are no comparable expenses for the years ended 2002 and 2001. We believe this presentation provides a more comparable cost structure for analysis of the changes between the periods.

(in thousands)	Direct Operating Costs Year Ended December 31,
	2003	2002			2001
	Entire Segment	Entire Segment	U.K. Processing	Adjusted without U.K. Processing	Entire Segment	U.K. Processing	Adjusted without U.K. Processing
ATM communication	$3,122	$4,171	$1,099	$3,072	$4,456	$1,015	$3,441
ATM cash filling and interest on network cash	5,287	7,335	2,572	4,763	7,375	1,859	5,516
ATM maintenance	3,685	4,529	1,120	3,409	4,129	753	3,376
ATM site rental	2,929	3,879	1,428	2,451	2,486	263	2,223
ATM installation	742	575	248	327	238	43	195
Transaction processing and ATM monitoring	6,730	6,442	1,205	5,237	6,180	1,654	4,526
All other	1,237	1,935	1,158	777	1,516	425	1,091

Total direct operating expenses	$23,732	$28,866	$8,830	$20,036	$26,380	$6,012	$20,368

Direct operating costs decreased from 55% to 49% to 45% of revenues for the years ended December 31, 2001, 2002 and 2003, respectively. On a per-ATM basis, direct operating costs were $9,091, $7,414 and $7,468 for December 31, 2001, 2002 and 2003, respectively. This decrease of 18% and increase of 1% for the years ended December 31, 2003 and 2002, respectively, over prior years is primarily due to the increased number of ATMs combined with an increase in the number of transactions on existing sites that have fixed direct operating expenses due to the move toward outsourcing from ownership. Additionally, in September 2003, the Company completed the sale of its 272 Hungarian ATMs. In connection with the sale, the Company entered into a long-term outsourcing agreement and cash sponsorship arrangement with the purchaser. The sale was made to a large financial institution in Hungary and resulted in a pre-tax gain of approximately $0.8 million that has been offset within direct operating expenses.

Costs per transaction have decreased because of increasing transaction volumes at existing sites with a large fixed direct operating cost component at these sites that increase at a slower rate, or not at all, compared to transaction volumes. On a per-transaction basis, annual direct operating costs of $0.21 for the year 2003 declined 16% from the same costs of $0.25 in 2002 and the annual 2002 costs of $0.25 decreased 31% from 2001’s costs of $0.36. Annual transaction volumes increased 44% and 38% for 2003 and 2002, respectively. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per ATM and per transaction. In addition, the number of ATMs that we operate under ATM management outsource agreements increased as compared to ATMs we own and operate. Outsourced ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements shift some expenses to the customer, which retains certain expense responsibilities that are required to operate the ATM.

Gross margin per ATM was $9,180, $7,825 and $7,548 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross margin (revenue less direct operating costs) per transaction was $0.25, $0.27 and $0.30 for the years ended December 31, 2003, 2002 and 2001, respectively. The continuing increases in gross margin per ATM are due to higher growth in transactions and revenues relative to the increases in capital, fixed assets, and direct operating costs. In fact, certain direct operating expenses such as maintenance, cash fill and supply and telecommunication costs are minimized or eliminated as we migrate toward ATM management outsource agreements and away from ATM ownership arrangements requiring us, as owner, to bear all these costs. The slight trend downward in gross margin per transaction is primarily due to the increase in transactions under network sharing arrangements, certain ATM management outsourcing agreements and mobile recharge transactions at high volumes and lower than average rates per transaction.

Salaries and benefits as a percentage of segment revenue increased from 19% to 23% to 25% of revenues for the years ended December 31, 2001, 2002 and 2003, respectively. Segment salaries and benefits increased $3.9 million or 40% to $13.5 million for the year ended December 31, 2003, from $9.6 million for year ended December 31, 2002. Additionally, segment salaries and benefits increased $2.4 million, or 33%, to $9.6 million for the year ended December 31, 2002 from $7.2 million for the year ended December 31, 2001. These increases are primarily due to an increase in staff levels in our Asian markets as well as certain incentive compensation related to recent contracts and bonuses for the achievement of certain performance objectives in 2003 that were not achieved in 2002.

Selling, general and administrative costs as a percentage of segment revenue increased from 1% to 2% to 3% for the years ended December 31, 2001, 2002 and 2003, respectively. Segment selling, general and administrative costs increased by $1.2 million to $1.8 million for the year ended December 31, 2003 from $0.6 million for year ended December 31, 2002. Additionally, segment selling, general and administrative costs increased $0.5 million for the year ended December 31, 2002 from $0.1 million for the year ended December 31, 2001. These increases are primarily due to an increase in market development expenses in our Asian business. Also, allocations were made within the Euronet operating companies to charge the ATM network operations for transaction switching fees and bank connection fees incurred by our central processing center in Budapest. These allocations totaled $6.7 million, $5.2 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, and have been allocated from selling, general and administrative costs to direct operating costs. Finally, in the fourth quarter of 2003 we provided approximately $0.5 million as reserve for a loss on certain ATM disbursements resulting from a card association’s change in their data exchange format. We are seeking insurance recovery for this loss.

Depreciation and amortization expense increased 7%, or $0.5 million, to $7.2 million for year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. This increase is primarily due to the increase in depreciation of the new computer and system facilities at our European Operations Center in Budapest, which was placed in service in the third quarter of 2002. We expect that depreciation levels in the future will grow at slower rates and perhaps even decline as more ATMs reach the end of their depreciable lives, and we continue to move toward increasing the number of ATMs that we operate under ATM management agreements rather than as owner/operators.

Operating Income

The EFT Processing Segment improved operating income by $1.8 million to $6.6 million for the year ended December 31, 2003 and by $2.5 million (including the U.K. ATM network business) for the year ended December 31, 2002. Our operating margin as a percent of revenues was 12.6%, 8.9% and 5.1% for the years ended December 1, 2003, 2002 and 2001, respectively.

As shown in the EFT Processing Pro Forma Segment Results table on page 30, if the 2002 U.K. ATM network operating income and expenses are adjusted for the respective balances due to the sale of the U.K. ATM network in January 2003, operating income improved by $2.5 million for the year ended December 31, 2003 and by $1.4 million for the year ended December 31, 2002. Additionally, operating income as a percent of revenues was 12.6%, 10.1% and 7.5% for the years ended December 1, 2003, 2002 and 2001, respectively. Moreover, operating margin per transaction was $0.06, $0.05 and $0.05 for the years ended December 1, 2003, 2002 and 2001, respectively. Finally, operating margin per ATM was $2,092, $1,539 and $1,242 for the years ended December 1, 2003, 2002 and 2001, respectively. The continuing increases in operating income as a percent of revenue, per ATM and per transaction are due to significant growth in revenues and transactions without corresponding increases in capital, fixed assets, salaries and administrative expenses, as well as the continuing migration toward operating ATMs under management outsourcing agreements rather that ownership arrangements. We are pursuing new business opportunities in Asia. In the Asia market, operating expenses exceeded revenues by approximately $2.1 million for the year ended December 31, 2003 and are expected to exceed revenues by approximately $1.5 million over the next 12 to 18 months as we expand operations.

PREPAID PROCESSING SEGMENT

The Prepaid Processing Segment was established in 2003 with the acquisition of e-pay in February. Later in the year, we acquired AIM in September and we acquired transact in November. Our actual results for the Prepaid Processing Segment reflect e-pay’s results of operations for 11 months, AIM’s results of operations for four months and transact’s results of operations for two months. To assist in better understanding the results of the Prepaid Processing Segment business since our reported results only include the three acquired business results from the date of acquisition, we have also provided the pro forma results of the Prepaid Processing Segment as if all three acquired businesses had been owned since January 1, 2002. The pro forma results are presented below.

Business Overview

The business of the Prepaid Processing Segment is processing the distribution of prepaid mobile phone minutes, as well as other prepaid products, to consumers through a network of POS terminals and direct connections to the electronic payment systems of retailers. We enter into agreements with mobile phone operators in certain geographical markets and connect directly to the mobile phone operators’ back office systems. In others markets (such as the U.S.), we receive mobile phone time through the electronic delivery by mobile operators or the purchase from other sources of phone time through personal identification numbers (PINs) that release airtime to the mobile phone of the customers concerned. We then distribute the mobile phone time through an electronic network either through a direct credit from the mobile operator to the mobile phone, or the issuance of PINs. The business has grown rapidly over the past year as new retailers have been added and mobile operators have switched from scratch card vouchers to distribution by electronic means.

Our Prepaid Processing Segment consists of operations in the U.S., the U.K., Germany, Poland, Australia, New Zealand and Ireland, together with e-pay’s joint venture in Malaysia, which serves the Malaysian and Indonesian markets.

We maintain contractual relationships with the retailers or networks that operate the POS terminals through which we distribute prepaid mobile airtime. Our agreements with major retailers generally are multiyear agreements, whereas agreements with small retailers are generally terminable on three months notice. In Poland, Australia and New Zealand, we generally provide the POS terminals free of charge and incur the expense of installing those terminals in the retail outlets. In the U.S., Germany and Ireland the retailers generally pay for the POS terminals. In the U.K., Australia, Poland, Ireland and New Zealand, our relations and agreements are directly with the retailers. In Germany, we have relations and agreements directly with retailers and we have transaction processing agreements with distributors. In these cases the distributors maintain the relationship with the mobile operators and retailers. In the U.S., we have both direct and indirect relations with the retailers. We are attempting to achieve leverage in expanding our network by contracting with distributors or networks of POS or ATM terminals (generally referred to as Independent Sales Organizations, or ISO), which are paid a commission for delivering us contracts with retailers to distribute PINs. As a result of our agreements with ISOs in the U.S., our relationships with the retailers are sometimes indirect, through the distributor or ISO.

The core of our operations involves the establishing of an electronic connection with the retailers’ POS terminals, processing transactions and maintaining systems that monitor transaction levels at each terminal. As consumers purchase mobile phone time, the customer pays the retailer and the retailer becomes obligated to make settlement of the principal amount of the phone time sold. At e-pay, these amounts are deposited in accounts that are held in trust for the mobile operators. Generally speaking, in each market retailer accounts are directly debited on a contractually defined basis. No trust arrangements are required in markets other than the U.K. We maintain systems that permit us to monitor the settlement practices of each retailer.

The acquisitions described below, which took place in 2003, initiated this segment of our business. Due to the rapid growth of these new businesses and timing of the acquisitions, the focus of the following discussion and analysis will be on actual 2003 financial performance and statistics for the periods that we have owned these subsidiaries. Note 4 — Acquisition to the Consolidated Financial Statements includes required “pro-forma” consolidated Statement of Operations summary information for 2002 and 2003 as if we had purchased the companies as of January 1, 2002.

Purchase of e-pay

In February 2003, we purchased 100% of the share capital of e-pay, an electronic payments processor of prepaid mobile phone airtime top-up services in the U.K. and Australia. Moreover, e-pay owns 40% of e-pay Malaysia, which provides top-up services in Malaysia and Indonesia. Subsequent to our acquisition of e-pay, e-pay expanded its operations into New Zealand, Ireland and Poland. e-pay processes top-up transactions at approximately 114,000 points of sale at more than 46,000 retail outlets. This transaction is more fully described under Item 1. Business and in Note 4 – Acquisitions to the Consolidated Financial Statements.

Purchase of AIM

In September 2003, we purchased all of the assets and assumed certain liabilities of AIM, a U.S.-based electronic top up company, selling prepaid services via POS terminals in 36 states on approximately 2,800 POS terminals. Euronet will use AIM’s resources to enhance the Company’s U.S. prepaid program, called PaySpot, which enables consumers to purchase wireless airtime and long distance calling plans from ATM and POS terminals across the country. AIM delivers many types of prepaid products, including wireless, long distance, gift cards, debit cards and other products. This transaction is more fully described under Item 1. Business and in Note 4 – Acquisitions to the Consolidated Financial Statements.

Purchase of transact

In November 2003, we purchased 100% of the shares of transact. transact specializes in payment processing services and software for electronic financial transactions and prepaid mobile phone transactions. Additionally, transact offers a line of proprietary POS terminals, including general packet radio system (GPRS) based products. transact currently supports mobile phone top-up purchases at more than 9,500 of their installed base of over 22,000 POS terminals in approximately 18,500 retail locations. This transaction is more fully described under Item 1. Business – Acquisitions and in Note 4 — Acquisitions to the Consolidated Financial Statements.

The Prepaid Processing Segment now supports top-up transactions at approximately 128,000 points of sale in 59,000 locations across nine countries. The following table presents the results of operations for this segment for the year ended December 31, 2003 as included in our consolidated results of operations, as well as pro forma results of operations for 2003 and 2002 as if we owned all acquired businesses as of January 1, 2002.

Prepaid Processing Segment Results of Operations

(in thousands)	As Reported Year Ended December 31, 2003	Pro Forma Year Ended December 31, 2003	Pro Forma Year Ended December 31, 2002
		(unaudited)	(unaudited)
Total revenues	$136,185	$157,018	$59,395

Direct operating cost	109,538	122,795	42,918
Salaries and benefits	7,155	9,626	5,641
Selling, general and administrative	3,937	5,743	3,715
Depreciation and amortization	3,626	4,917	4,991

Total operating expenses	124,256	143,081	57,265

Operating income	$11,929	$13,937	$2,130

Pro Forma Year-Over-Year Results

The year-over-year pro forma results for the Prepaid Processing Segment presented above reflect significant growth. This growth was predominately from e-pay in the U.K. and Australia. Both the U.K. and Australian mobile operators were among the first markets to aggressively promote the use of electronic top-up products in favor over of card products. Accordingly, e-pay was able to benefit significantly from their actions. Moreover, e-pay benefited from strong sales in both 2003 and 2002, during which time it was successful in signing e-top-up distribution agreements with several major U.K. and Australian retailers. e-pay benefited in 2003 by the full year effects of retailer agreements signed and implemented in 2002. The direct operating expense generally grew at rates similar to the revenue growth as expected. All other operating expenses, in aggregate, increased year over year by approximately 20% of the revenue growth, reflecting the significant leverage of a largely fixed cost structure.

Revenues

The Prepaid Processing Segment’s 2003 revenues of $136.2 million reflected consistent and strong sequential quarterly growth throughout 2003. Revenues for the first quarter 2003, the initial quarter of the Prepaid Processing Segment, grew 20% on a pro forma basis over the fourth quarter 2002, the second quarter grew 20% over the first quarter’s pro forma revenues, the third quarter grew 14% over the second quarter and the fourth quarter grew 39% over the third quarter (26% if the results of transact and AIM were excluded). These strong sequential growth rates were the result of several factors including the mobile operators’ continued shifting from scratch card solutions to electronic top-up solutions, the full year effects of retailer agreements implemented in 2002, the signing and implementation in 2003 of additional retailer agreements, principally larger retailers, the launch of prepaid business operations in New Zealand, Ireland and Poland, the late third quarter acquisition of AIM and fourth quarter acquisition of transact. Included in the fourth quarter 2003 revenues was $1.9 million and $2.2 million in revenues from the acquisitions of AIM and transact, respectively. We do not expect these growth rates to continue.

Revenue is recognized based on commissions received from mobile and other telecommunication operators or transaction processing fees from prepaid wireless top-up distributors or large retailers for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions of the mobile phone operator agreements, mobile phone operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our contracts with retailers, not all of these reductions are absorbed by Euronet. Therefore, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and direct costs with only a small, if any, impact on operating income. In Australia certain retailers negotiate directly with the mobile phone operators for their own commission rates. Approximately 99% of the Prepaid Processing Segment’s revenue is attributable to the processing of prepaid mobile airtime and 1% is attributable to other telecommunications products. We distribute small amounts of long distance prepaid phone time in the U.S., U.K. and Australia, and we expect to continue to do so. As other telecommunications and prepaid products are introduced, this mix is expected to change.

Total transactions processed by the Prepaid Processing Segment for the 11 months ended December 31, 2003 were 102.1 million, including 39.8 million in the fourth quarter 2003 and 26.3 million in the third quarter 2003. Revenue and gross margin per transaction averaged $1.33 and $0.26, respectively, during the period ended December 31, 2003. Revenue per transaction in the U.K. have trended slightly downward, primarily due to the reduction of commission rates paid by the mobile operators in the U.K.

Gross margin per transaction trended slightly downward throughout the year primarily as a result of transactional volume growth from existing larger retailers together with additional agreements signed this year with large retailers who earn discounts consistent with higher transaction volumes. Transaction growth in the U.K. is expected to slow in the next 12 to 24 months as a result of our current association with nearly all of the larger retail merchants and as the conversion to electronic top-up from scratch-card vouchers begins to slow. New markets in Poland, Germany, Ireland, New Zealand and the U.S. are expected to experience higher transaction growth rates than the U.K. as the conversion to electronic top-up from scratch-card vouchers increases.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products. These expenditures vary directly with processed transactions. Communication and paper expenses required to operate terminals are also included.

Direct operating expenses were $109.5 million or 80% of revenue, for the 11-month period ended December 31, 2003. Higher transaction volumes and related commission expense directly attributable to increase in revenue was the primary reason for the continuing increase in direct operating expenses. Costs per transaction have increased slightly as a result of certain new contracts with large retail merchants who have contributed to transaction growth but at a higher commission cost to e-pay.

Segment salaries and benefits were $7.2 million, or 5.3%, of revenues for the 11 months ended December 31, 2003. New hires necessary to staff expansion into new markets in Poland, New Zealand, and the U.S. added $1.0 million to the total salary and benefit expense. Selling, general and administrative expenses were $3.9 million or 2.9% of revenues for the eleven months ended December 31, 2003. Of this amount, $0.9 million is due to new market development and operational expenses.

Depreciation and amortization expense was $3.6 million for the 11 months ended December 31, 2003. This amount includes $1.7 million in amortization expense for assigned intangible assets related to the acquisitions.

Operating Income

Operating income of $11.9 million consistently increased throughout the 11-month period ended December 31, 2003. The increases are directly attributable to increased revenue volume. The Prepaid Processing Segment’s operating income benefited from the ability to leverage its operations in that its non-direct operating costs are generally fixed or discretionary in nature rather than variable with volume. We would generally expect to see this relationship continue.

SOFTWARE SOLUTIONS SEGMENT

A comparative summary of the Statement of Operations for the Software Solutions Segment is presented below.

	Year Ended December 31,
	2003	2002	2001
Software Solutions (in thousands)
Total Revenues	$15,745	$17,410	$15,221

Direct operating cost	829	788	269
Salaries and benefits	9,716	12,095	12,329
Selling, general and administrative	2,603	3,062	3,754
Depreciation and amortization	1,160	1,031	744

Total operating expenses	14,308	16,976	17,096

Operating income (loss)	$1,437	$434	$(1,875)

Revenue

Software revenues are grouped into four broad categories as shown in the table below.

Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consultation services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers’ software products. Hardware sales revenue is derived from the sale of computer products.

The components of Software Solutions Segment revenue were:

	Year Ended December 31,
	2003	2002	2001
Software Solutions (in thousands)
Software license fees	$3,750	$6,365	$3,030
Professional service fees	5,687	4,648	6,765
Maintenance fees	5,954	5,756	5,045
Hardware sales	354	641	381

Total	$15,745	$17,410	$15,221

Total software revenues decreased by $1.7 million from $17.4 million for the year ended December 31, 2002 to $15.7 million for the year ended December 31, 2003, and increased by $2.2 million from $15.2 million for the year ended December 31, 2001 to $17.4 million for the year ended December 31, 2002. These year-over-year changes are largely the result of recognizing $3.9 million in revenues from the sale of a licensing and maintenance agreement (referred to as Fidelity National Financial, or FNF, formerly Alltel Information Systems) to a customer in the year 2002; only $0.7 million was recognized in the year ended December 31, 2003 from that some customer. The current year decrease over the prior year is generally in line with expectations for this segment due to the impact of 2002’s significant customer sale offset by an increase in professional service fees.

Software license fees decreased $2.6 million for the year ended December 31, 2003 from $6.4 million for the year ended December 31, 2002 to $3.8 million for the year ended December 31, 2003. Software license fees increased $3.4 million to $6.4 million for the year ended December 31, 2002 from $3.0 million for the year ended December 31, 2001. The decrease in the year ending December 31, 2003 is due primarily to license fees that we earned as part of a software license agreement with FNF during 2002. We recognized $0.04 million in software license fees related to the FNF software license agreement during the year ended December 31, 2003, compared to $3.6 million in software license fees for the year ended December 31, 2002. Approximately $0.4 million of license fees remain to be earned and recognized related to the FNF software license agreement. In this particular license agreement, there is no specific date by which the services related to these fees must be utilized. Excluding the 2002 FNF license fees, software license fees increased $0.9 million for the year ended December 31, 2003, resulting from increased license agreements being signed during 2003.

Professional service fees increased $1.1 million for the year ended December 31, 2003 from $4.6 million for the year ended December 31, 2002 to $5.7 million for the year ended December 31, 2003. Professional services fees decreased $2.1 million for the year ended December 31, 2002 from the year ended December 31, 2001. The current year increase is due to strong sales efforts and additional billed hours of service and consulting over the same period a year earlier. This is primarily due to a redeployment of resources from the FNF software license agreement to other professional service contracts.

Maintenance fees increased by $0.2 million to $6.0 million for the year ended December 31, 2003 from $5.8 million for the year ended December 31, 2002. Maintenance fees increased by $0.8 million to $5.8 million for the year ended December 31, 2002 from $5.0 million for the year ended December 31, 2001. Each year’s increase in maintenance fees is due to the completion of software delivery contracts, thereby initiating the maintenance aspect of these contracts. The FNF software license agreement resulted in the inclusion of approximately $0.7 million in maintenance revenues for the year ended December 31, 2003, and $0.3 million for the year ended December 31, 2002.

Hardware sales are generally sporadic as they are an incidental component to our software license and professional services offerings. Hardware sales increased marginally for the year ended December 31, 2003 compared to the same period ended December 31, 2002.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts that we have executed and for which we expect recognition of the related revenue within one year. At December 31, 2003, the revenue backlog was $5.3 million as compared to December 31, 2002 when the revenue backlog was $4.9 million and to December 31, 2001 when the revenue backlog was $2.5 million. The FNF software license agreement represented $0.4 million of the December 31, 2003 backlog. Strong sales in 2002 and 2003 have enabled us to largely replace the FNF license agreement within our backlog. We provide no assurance that the contracts included in our backlog will actually generate the specified revenues or that the revenues will be generated within the one year period.

Operating Expenses

Software Solutions Segment operating expenses are grouped into four categories as shown in the table above.

Direct operating costs consist of hardware costs and distributor commissions. Hardware costs are generally sporadic as they are an incidental component to our software license and professional services offerings. Direct operating costs increased 5% or $0.04 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Direct operating costs increased 193%, or $0.5 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase from 2001 to 2002 is a result of increased distributor commissions and hardware sales. We continue to pursue strategic distributor relationships for the sale of our software products. These relationships provide an avenue for efficient sales of our products to customers or in geographic regions that may otherwise be inaccessible.

Salary and benefits decreased by $2.4 million, to $9.7 million, for the year ended December 31, 2003, from $12.1 million for the year ended December 31, 2002. Salary and benefits decreased by $0.2 million, to $12.1 million, for the year ended December 31, 2002, from $12.3 million for the year ended December 31, 2001. These reductions are generally due to reduced resource commitments for certain development and professional service fee contracts, as well as to an increase in capitalization of salaries for software development costs for our credit card and U.S.-based prepaid processing software.

Selling, general and administrative expenses decreased by $0.5 million, to $2.6 million, for the year ended December 31, 2003 from $3.1 million for the year ended December 31, 2002. Selling, general and administrative expenses decreased by $0.7 million to $3.1 million for the year ended December 31, 2002 from $3.8 million for the year ended December 31, 2001. The decrease is primarily due to reduced expenses in 2003 related to the renegotiation of certain telecommunication contracts as well as expense control efforts. These decreases are not expected to continue.

Depreciation and amortization expense increased to $1.2 million for the year ended December 31, 2003, and to $1.0 million for the year ended December 31, 2002. The increases are due to the addition of $1.2 million in capitalized software development costs during 2003, and $0.6 million in capitalized software development costs along with $0.4 million in leasehold improvements during 2002. Amortization of capitalized software development costs was $0.9 million for the year ended December 31, 2003 and $0.7 million (including leasehold improvements) for the year ended December 31, 2002.

We continue our ongoing commitment to the development, maintenance and enhancement of our products and services. In particular, we invested and will continue to invest in new software products that permit additional features and transactions on our ATM network. In addition, we continue to invest in the ongoing development of products that were recently introduced to the market. Our research and development costs for software products to be sold, leased or otherwise marketed were $4.1 million for the year ended December 31, 2003 and $4.0 million for the same period ending December 31, 2002.

We capitalize software development costs in accordance with our accounting policy of capitalizing development costs on a product-by-product basis once technological feasibility is established. We establish technological feasibility of computer software products when we complete all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We capitalized $1.2 million in the year ended December 31, 2003, as compared to $0.6 million capitalized during the year ended December 31, 2002 and Compared to an operating loss of $1.9 million for the year ended December 31, 2001.

Operating Income

The Software Solutions Segment reported operating income of $1.4 million for the year ended December 31, 2003 as compared to operating income of $0.4 million for the year ended December 31, 2002. The improvements are primarily due to a revenue increase together with reductions in salaries and benefits expenses and selling, general and administrative expenses.

CORPORATE SERVICES SEGMENT

(in thousands)	Year Ending December 31,
	2003	2002	2001
Salaries and benefits	$3,218	$1,989	$3,362
Selling, general and administrative	3,355	3,576	3,017
Depreciation and amortization	84	56	142

Total direct operating expenses	$6,657	$5,621	$6,521

Operating expenses for the Corporate Services Segment increased by $1.1 million to $6.7 million for the year ended December 31, 2003 from $5.6 million for the year ended December 31, 2002, and operating expenses decreased by $0.9 million to $5.6 million for 2002 compared to $6.5 million for 2001.

The increase in 2003 is largely attributable to the achievement of performance bonuses in 2003 that were not achieved in 2002 coupled with increased insurance costs and cost related to certain additional staffing added in the second half of 2002. Cost control measures and work force reductions implemented in 2001 that became fully realized in 2002 are the primary reasons for the decrease operating expenses in 2002 compared to 2001. Additionally, in January 2001 we began to reclassify certain salary and benefits expense to the EFT Processing Segment to better reflect the actual job responsibilities performed. The effect of these changes is fully realized in 2002.

NON-OPERATING RESULTS

Interest Income

Interest income increased by $1.0 million to $1.3 million for the year ended December 31, 2003 from approximately $0.3 million for each of the years ended December 31, 2002 and 2001. The 2003 increase is the result of interest earned on restricted cash with respect to the administration of customer collection and vendor remittance activities of the Prepaid Processing Segment, which was added in 2003.

Interest Expense

Interest expense increased by $0.9 million to $7.2 million for the year ended December 31, 2003 from $6.3 million for the year ended December 31, 2002, primarily due to an increase of $0.6 million in interest related to the Senior Discount Notes resulting from a weakening of the U.S. dollar relative to the euro during 2003 as well as $1.7 million of interest on indebtedness incurred for the acquisition of e-pay. This increase was substantially offset by the reduction in interest expense as a result of the full year effect of a $9.0 million cash redemption of our euro-denominated Senior Discount Notes made in July 2002 as well as net reductions in capital lease obligations of $1.1 million. Interest expense decreased by $3.2 million to $6.2 million for the year ended December 31, 2002 from $9.4 million for the year ended December 31, 2001. The decrease from 2001 to 2002 was due to a reduction in notes payable as a result of significant debt/equity swaps during 2001 and the cash retirement of $9.0 million in July 2002 offset partially by exchange rate differences.

In February 2003, we incurred approximately $27 million (17 million GBP) of indebtedness in connection with the acquisition of e-pay, which is more fully described in Note 4 – Acquisitions to the Consolidated Financial Statements. The e-pay debt was reduced to $12.3 million through payments and equity conversions through December 31, 2003.

Gain on sale of U.K. ATM network

In January 2003, we sold 100% of the shares in our U.K. subsidiary for $29.4 million. Concurrently with this sale, we signed a services agreement with the buyer whereby the EFT Processing Segment will provide ATM operating, monitoring and transaction processing services to the buyer through December 31, 2007. As a result of this sale, we recognized a gain on the sale of $18.0 million and deferred the recognition of $4.5 million in revenue, which will be recognized ratably over the five-year service agreement; in 2003 we recognized $0.9 million of this revenue in the EFT Processing Segment’s revenue. Moreover, we recognized no tax expense on this sale as a result of the favorable treatment of such gains between the Netherlands, where the parent of the U.K. subsidiary is incorporated, and the U.K. The U.K.’s results continue to be included in continuing operations due the ongoing outsourcing revenues as well as those deferred.

Loss on Facility Sublease

We incurred a loss of $0.3 million in 2002 related to the sublease of excess office space. We subleased approximately 5,400 square feet in August 2002 to an unrelated third-party under a non-cancelable sublease agreement at lease rates lower than those being paid by Euronet for the space.

Equity in income and losses from Equity Investments

We recorded $0.6 million in equity income in 2003 as a result of our share of e-pay’s net income in e-pay Malaysia. In addition, we incurred a loss of $0.1 million in 2003 and a loss of $0.2 million in 2002 resulting from our share of losses of CashNet Egypt.

Gain/Loss on Early Retirement of Debt

We had no early retirements of debt in 2003. We had a loss on early retirement of debt of $1.0 million for 2002 compared to a gain on early retirement of debt of $9.6 million for 2001. The 2001 gain was the result of repurchasing notes payable as amounts significantly below their carrying value as described in Note 11 - Notes Payable to the Consolidated Financial Statements.

Foreign Exchange Gain/Loss

We had a net foreign exchange loss of $9.7 million for 2003 as compared to an exchange loss of $4.2 million for 2002 and an exchange gain of $5.4 million for 2001. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income or loss. A significant portion of our assets and liabilities are denominated in the euro and British pounds, and other currencies, including capital lease obligations, notes payable (including the notes issued in our public bond offering), cash and cash equivalents, and investments. The significant loss of value of the U.S. dollar against the euro is the primary source of the loss in 2003 and 2002. The strengthening of the U.S. dollar against these currencies is the primary source of the gain in 2001. It is our policy to attempt to match local currency receivables and payables. Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Taxes

Tax expense on income from continuing operations was $4.2 million for the year ended December 31, 2003 as compared to a tax benefit of $2.3 million for 2002. The 2003 tax expense is comprised of $2.8 million in tax expense related to the Prepaid Processing Segment, $1.8 million in tax expense related to the EFT Processing Segment, and $0.4 million in tax benefit related to corporate. Taxable income is now being generated in several tax jurisdictions within these business segments. The income tax benefit for 2002 was primarily the result of utilizing U.S. tax loss carryforwards generated in prior years to offset the taxable gain resulting from the DASH sale, as well as the recognition of deferred tax benefits from foreign tax loss carryforwards anticipated to be utilized over the subsequent two years.

Minority Interest

We recorded the minority interest in losses from P. T. Euronet Sigma Nusantara, an Indonesia company. We own 80% of P. T. Euronet Sigma Nusantara’s shares.

Discontinued Operations

In January 2002, we sold substantially all of the DASH assets to FNF (formerly Alltel Information Systems) for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income (net of tax) from the discontinued operations of DASH of $3.1 million in 2002 (including the gain on sale) and $0.6 million in 2001.

In July 2002, we sold substantially all of the non-current assets and capital lease obligations of our processing business in France to Atos Origin, S.A. for 1 euro plus reimbursement of certain operating expenses. A pre-tax loss on disposal of the France business of $0.2 million was recorded in 2003. We reported a loss (net of tax) from the discontinued operations of France of nil in 2002 (including the loss on sale) and a loss of $0.7 million in 2001.

As a result of the above, we have removed the operating results of France and DASH from continuing operations for all reported periods in accordance with SFAS 144.

Net Income/Loss

We recorded a net income of $11.8 million for 2003 as compared to a net loss of $6.5 million for 2002 and a net income of $0.7 million for 2001.

In summary, 2003’s net income of $11.8 million was largely the result of $13.3 million in operating income increased by the $18.0 million gain on the sale of the U.K. ATM network and $0.5 million in equity from unconsolidated subsidiaries offset by interest expense net of interest income of $6.0 million, tax expense of $4.2 million and foreign exchange losses of $9.7 million. For the year 2002, the net loss of $6.5 million was mostly the net result of losses from operations of $0.4 million increased by interest expense of $6.0 million, net of interest income, loss on early retirement of debt of $1.0 million and foreign exchange losses of $4.2 million offset by income from discontinued operations of $3.1 million and $2.3 million in income tax benefits. For the year 2001, the net income of $0.7 million was largely the net effect of $6.1 million in operating losses increased by interest expense net of interest income of $9.1 million offset by a gain of $9.7 million on the early retirement of debt, foreign exchange gains of $5.4 million and income tax benefits of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of $19.2 million and $58.3 million of restricted cash of which $52.1 million is cash held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. The remaining restricted cash is cash provided by banks participating in our ATM network, cash pledged to cover guarantees on financial instruments and as deposits with customs officials (See Note 6 - Restricted Cash to the Consolidated Financial Statements).

Prior to 2002, we had negative cash flow from operations. We funded operations and capital expenditures through proceeds from debt and equity offerings as well as through capital lease financings. As more fully described previously, we funded the recent acquisitions of e-pay, AIM and transact with combinations of cash, debt and equity; approximately $29 million of such cash come from the sale of the U.K. ATM Network.

In December 2002, we entered into a secured revolving agreement (the “Bank Credit Agreement”) providing a facility of up to $5.0 million from a bank. The Bank Credit Agreement expired on March 14, 2003 and was repaid in full at that time.

In February 2004, we entered into a two-year unsecured revolving credit agreement with a bank to provide for borrowing up to $10.0 million. The proceeds from the facility can be used for working capital needs, acquisitions and other corporate purposes. There are certain financial performance covenants that must be maintained under the agreement and limitations on payment of dividends. Interest accrues on any outstanding balances at a PRIME-based floating rate or LIBOR-based rate for 90-day periods. As of March 15, 2004, no amounts had been drawn under this agreement.

Due to the weakening of the U.S. dollar relative to the euro throughout 2003, the amount of our long-term Senior Discount Notes outstanding has increased from $36.3 million at December 31, 2002 to $43.5 million at December 31, 2003.

We commenced cash payments of interest on our Senior Discount Notes on January 1, 2003 and are required to continue to make such payments on a semi-annual basis on January 1 and July 1 through 2006. At current debt levels, we will be required to make approximately $2.7 million (€2.2 million at an exchange rate of $1.25 dollars to the euro) in interest payments on a semi-annual basis through 2006. The remaining principal balance of Senior Discount Notes of approximately $43.5 million carrying value (approximately €35 million) will be due and payable in July 2006.

Since July 1, 2002, we may at any time exercise our right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes. On July 1, 2003, the early redemption premium stepped down to 4%, then decreases to 2% on July 1, 2004 and no premium from July 1, 2005 and thereafter.

We intend to reduce our indebtedness under our Senior Discount Notes through the repurchase of notes from time to time in exchange for equity as we have done in the past and/or through repayments as our cash flows permit. In the event we are not able to exchange debt for equity or repay the debt through cash flows, we will attempt to refinance this debt to decrease interest costs and, if possible, extend its repayment period if reasonable terms are available. Our current cash flow levels would be sufficient to make the semi-annual interest payments and, if maintained, would be sufficient to repay the majority of this debt at maturity. We expect our cash flows to increase sufficiently to permit full repayment of this debt when it falls due. However, we can make no assurances as to our ability to sustain or increase our cash flows.

We also incurred indebtedness in the aggregate amount of approximately $34.0 million in connection with our acquisitions of e-pay, transact, AIM and, subsequent to December 31, 2003, Precept. Since incurring this indebtedness in 2003, we have either repaid or converted to equity approximately $19.5 million, leaving $14.5 million yet to repay. Starting in April 2004, we are obligated to repay approximately $0.7 per quarter for three quarters. In January 2005, we are obligated to repay $2.0 million and in February 2005, we are obligated to repay $7.0 million GBP, or approximately $12.3 million. The $2.0 million due in January 2005 can be repaid in cash or Euronet stock at a 10% discount to the defined current market price.

In addition to these indebtedness obligations, we agreed with the selling shareholders of transact to make an earn-out payment to them in January 2005 for the growth of the transact business as determined in the third quarter of 2004. Based on transact’s business plan, for which we can make no assurances as to its achievement, we estimate that the second payment will be approximately $20 million to $30 million. We have the right to make that payment in all cash or half in cash and half in shares of our Common Stock.

In November 2003, when we raised $20 million in cash through the issuance of approximately 1.1 million shares of our Common Stock to Fletcher International, Ltd. (“Fletcher”), we agreed to allow Fletcher the right to invest an additional $16 million in our Common Stock at the prevailing market price at the time Fletcher may exercise its right. We cannot force Fletcher to make the additional investment and Fletcher has 15 months from March 15, 2004, subject to certain extensions, to make the additional investment. If Fletcher does exercise its additional investment right, we anticipate that we would use the proceeds to reduce our debt obligations or for other purposes that may develop in the future.

In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2004 and 2008. The leases bear interest between 6% and 12% per year. As of December 31, 2003, we owed $5.2 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

In the Prepaid Processing Segment, we own approximately 20,000 of the 126,000 POS devices that we operate, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As the Prepaid Processing Segment’s business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

We are required to maintain ATM hardware and software in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, MasterCard and Visa (EMV). Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. Upgrades to our ATM software and hardware will be required in 2004 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We initiated a plan for implementation and delivery of the hardware and software modifications; we estimate that outsourcing our capital expenditures necessary to meet these upgrade requirements will be approximately $4.0 million to $6.0 million. We anticipate meeting this obligation through cash flows or capital lease transactions.

Capital expenditures, including fixed assets, capital leases and purchased and capitalized internally developed software, for 2003 were $5.3 million, $8.0 million for 2002 and $10 million for 2001. The reductions in capital expenditures in 2003 compared to 2002 generally related to our strategy shift from owning ATMs to managing ATMs on an outsourced basis. In 2002 and 2001 we were increasing the number of ATMs we independently owned and operated. In addition, in 2002 we commissioned our new EFT processing data center in Budapest, Hungary as well as the alternative business interruption center in Budapest. In 2003, we had neither the data centers nor the build out of ATMs in new or in existing markets for capital expenditure requirements. The benefits of these lower capital expenditure requirements in 2003 was partially offset by increased levels of capitalized internally developed software costs together with the purchase of POS terminals in our Prepaid Processing Segment.

Capital expenditures for 2004 are estimated to be approximately $13 to $15 million. This increase is largely driven by the purchase of approximately 720 ATMs from a bank for approximately $8.0 million in relation to the signing of a multi-year ATM outsourcing agreement and approximately $4.0 to $6.0 million related the EMV/chip-card upgrades previously discussed. With respect to the purchase of the 720 ATMs, our agreement with the bank provides for a simultaneous ATM sale/leaseback transaction with a leasing entity affiliated with the bank. The cost of the lease will be charged back to the bank customer. Our agreement further provides that in the event we or the bank terminates the ATM outsourcing agreement for any reason, the obligations under the lease agreement will automatically terminate and the ATMs revert back to the affiliated entity with no remaining obligation to us. With respect to the remaining capital expenditures, we anticipate that we will fund their purchases under lease terms acceptable to us or with cash.

At current and projected cash flow levels together with cash on-hand and amounts available under our recently signed revolving credit agreement, we anticipate that our cash will be sufficient to meet our debt, leasing and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance this debt. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

Effective July 1, 2001, we implemented our Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase Common Stock through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. We completed a series of offerings of three months duration with new offerings commencing at the beginning of each quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. The options are funded by participating employees’ payroll deductions or cash payments.

Under the provisions of the ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the year ended December 31, 2003, we issued 66,524 shares at an average price of $8.22 per share, resulting in proceeds to us of approximately $0.5 million.

In 2003, we made matching contributions of 27,230 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2002. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of December 31, 2003, total employer matching contributions since inception of the plan has consisted of 55,478 shares under the basic match and 16,274 shares under the discretionary matching contribution. We made employer-matching contributions of 11,482 shares under the Plan for plan year 2003 in February 2004. See Note 19 –Employee Benefit Plans to the Consolidated Financial Statements).

Operating cash flows

Operating cash flows increased $21.0 million in 2003 and $0.7 million in 2002. The 2003 increase was primarily due to operating cash flows from e-pay, acquired in February 2003. The 2002 increase was due to the growth in the EFT segment due to a 25% increase in the number of ATMs. We expect continued increases in cash flow from operations as our business grows.

Investing activity cash flow

Cash flows from investing activities increased $24.4 million in 2003 and $3.4 million in 2002. The 2003 increase was primarily due to the acquisitions of e-pay, transact and AIM, requiring approximately $49.4 million in cash, offset by the sale of the U.K. ATM network providing $27.5 million in net cash proceeds. The 2002 increase was due to increased fixed asset purchases for the expansion of the EFT ATM network and the Budapest ATM processing center.

Financing activity cash flows

Cash flows from financing activities increased $13.2 million in 2003 and decreased $1.9 million in 2002. The 2003 increase resulted from an increase in proceeds from the issuance of equity and borrowings of $9.6 million combined with a decrease in notes payable and capital lease repayments of $3.6 million. The 2002 decrease was due to an increase in notes payable and capital lease repayments of $11.4 offset by an increase in proceeds from issuance of equity and borrowings of $9.6 million. We expect continued increases in cash flow from operations as our business grows.

Financing and investing sources and uses of cash in the future are primarily dependent on our acquisition of new businesses and the related financing needs.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

We have no significant off balance sheet items (see Note 26 - Commitments and Contingencies to the Consolidated Financial Statements).

We entered into two acquisition agreements in 2003 that include obligations to make additional payments to the sellers based upon the future performance of the businesses acquired. In the agreement for the acquisition of the assets of AIM, we agreed to make additional payments up to $5.5 million over a two-year period ending September 2005, subject to certain performance criteria. The obligation is payable in our Common Stock valued at fair market value on the date of payment. In the agreement for the acquisitions of shares of transact, we agreed to make an additional payment in January 2005 based on the EBITDA (earnings before interest, taxes, depreciation and amortization) of transact for the third quarter, 2004. We estimate, based on transact’s business plan, that the second payment will be approximately $20.0 to $30.0 million. This amount may be paid all in cash or half in cash and half in our Common Stock. We have recorded no amounts related to future contingent liabilities. We can offer no assurances that we will be able to generate sufficient cash from operations or obtain financing to meet these obligations when due.

See note 4 - Acquisitions to the consolidated financial statements for a more complete description of these acquisitions.

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes (including interest)	$72,093	$7,377	$64,716	$—	$—
Capital leases (including interest)	5,920	2,678	2,713	409	120
Operating leases	8,605	2,174	3,416	2,549	466
Purchase obligations	18,509	8,568	6,534	2,382	1,025

Total	$105,127	$20,797	$77,379	$5,340	$1,611

For additional information on each of these items, see Note 11 – Notes Payable and Note 15 – Leases to the Consolidated Financial Statements. Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 3 - Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates and assumptions are used for collectibility of accounts receivable, software revenue recognition, purchase price allocation of fair value in acquisitions to customer relationships and other intangible assets, income taxes, intangible assets and their related lives, and impairment of long-lived assets, goodwill, and contingency accruals for ATM theft and vandalism. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Software Revenue Recognition

Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of hourly services that are provided compared with the total estimated services to be provided over the entire contract. Certain judgments are necessary in determining the level of project completion. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing contracts representing newly released products deemed to have a higher than normal risk of failure due to unproven technology or implementation complexity are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software licensing contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software licensing contracts are recorded as deferred revenue and included in current liabilities until such time the above revenue recognition criteria are met.

Accounting for Income Taxes

Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

We have significant tax loss carryforwards and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded, net of a valuation allowance based on an assessment of each entity or group of entities’ ability to generate sufficient taxable income within an appropriate period in a specific tax jurisdiction.

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 16 - Taxes to the Consolidated Financial Statements, gross deferred tax assets were $29.8 million as of December 31, 2003, substantially offset by a valuation allowance of $26.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2003.

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

Goodwill and Other Intangible Assets

We apply SFAS 142 in accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and evaluated for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The amortization and non-amortization provisions of SFAS 142 apply upon issuance to all goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002.

In accordance with SFAS 142, we have completed the impairment tests and determined that there is no impairment of the intangible assets as recorded in our financial statements. The majority of goodwill is reported in the Prepaid Processing Segment and a smaller amount in the EFT Processing reporting unit. In determining the recoverability of intangible assets, certain judgments and assumptions are necessary to determine the forecasted cash flow of the business reporting unit. Additionally, judgment is used in determining lives and values of certain amortizable intangible assets. For larger acquisitions we utilized an independent appraiser to assist in these judgments.

SUBSEQUENT EVENTS

Acquisition of Prepaid Concepts, Inc.

On January 5, 2004, we purchased 100% of the shares of Precept, a company based in California. Precept provides services related to the distribution of prepaid telecommunications products in the U.S., including the electronic distribution of prepaid products through point of sale terminals in retail outlets. Precept processes transactions at approximately 4,500 retail locations and distributes prepaid products for all the major wireless carriers in the U.S., as well as several regional carriers. The purchase price for the Precept shares was approximately $17.8 million. We paid $4.0 million in cash, issued promissory notes in the original principal amount of $4.0 million and issued 527,180 shares of our Common Stock for the Precept shares. Of the issued shares of our Common Stock, 400,000 shares will be held in escrow and released on February 25, 2005, subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of our Common Stock as described more fully below:

•	Deferred purchase price in the amount of $2.0 million, bearing interest at an annual rate of 7% and payable October 30, 2004. Principal payments are payable in three installments on April 30, 2004, July 30, 2004 and October 30, 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable at maturity on February 25, 2005. We have the option to pay the principal and interest at maturity in shares of our Common Stock valued at a 10% discount to the average market price for 20 trading days prior to the maturity date. In addition, at any time prior to the maturity date, the amount outstanding under these notes is convertible into shares of our Common Stock at the option of the holders, based upon a conversion price of $28.43 per share.

All of the amounts described above are consideration amounts as included in the acquisition agreement and may differ from the consideration determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Any differences would relate to the value placed on the shares exchanged. U.S. GAAP requires the use of a publicly traded/quoted market value of the shares three days before and three days after the announcement of the transaction whereas the purchase price set forth above was based on a value per share as agreed to between the buyer and the seller.

We agreed to file with the SEC a registration statement to enable the public resale of the Common Stock received by the former shareholders of Precept and that registration statement was declared effective by the SEC in February 2004.

New revolving Credit Agreement

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. There are certain financial performance covenants that must be maintained under that agreement. Interest accrues on any balances outstanding at a PRIME-based floating rate or LIBOR-based rates for 90 day periods. As of March 15, 2004, no funds had been drawn under the facility.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The increase of cash and cash equivalents to $19.2 million at December 31, 2003 from $12.0 million at December 31, 2002 is due primarily to the following activity:

•	Cash flow from operations of $21.7 million

•	Additional cash borrowings of $3.6 million

•	Net proceeds from the disposition of the U.K. ATM network and other fixed assets of $ 27.5 million

•	Net proceeds from stock issuances, exercise of stock options, warrants and employee share purchases of $24.0 million

•	Offset by:

•	cash investments in the acquisition of our three new Prepaid Processing Segment businesses of $49.4 million

•	purchase of $7.3 million of fixed assets and other long-term assets

•	debt and lease repayments of $12.3 million

Restricted Cash

Restricted cash increased to $58.3 million at December 31, 2003 from $4.4 million at December 31, 2002. Of that amount $52.1 million of the increase is cash held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from mobile operators are deposited into a restricted cash account. The remaining increase in restricted cash is with respect to cash that is held as collateral for standby letters of credit in support of our ATM operations.

Trade Accounts Receivable

Trade accounts receivable increased to $75.6 million at December 31, 2003 from $8.4 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $62.1 million represented the trade accounts receivable of our Prepaid Processing Segment, which related to the administration of customer collection and vendor remittance activities.

Assets Held for Sale

Assets held for sale represent the net assets of our U.K. subsidiary as of December 31, 2002. Substantially all of France’s and DASH’s assets were sold in 2002 as discussed in Note 25 - Discontinued Operations to our Consolidated Financial Statements. Our U.K. subsidiary was sold in January 2003 as discussed in Note 14 - Gain on disposition of U.K. ATM Network.

Property, Plant and Equipment

Net property, plant and equipment decreased to $20.7 million at December 31, 2003 compared to $21.4 million December 31, 2002. This net decrease of $0.7 million was due to net purchases of $5.3 million, net acquisition additions of $3.3 million, foreign exchange increases of $1.7 million, offset by net disposals of $1.7 million and depreciation of $9.3 million.

Intangible Assets and Goodwill

Net intangible assets increased to $111.3 million at December 31, 2003 from $1.8 million at December 31, 2002. The increase in intangible assets is principally due to intangible assets related to the acquisitions of e-pay, AIM and transact. In accordance with SFAS 142, we no longer amortize goodwill but review goodwill and intangible assets at least annually for possible impairment.

The following table summarizes our intangible assets as of December 31, 2003:

	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Intangible Assets related to:
1999 German acquisition of ATMs	$—	$2.2	$2.2
2003 acquisition of e-pay	15.8	61.2	77.0
2003 acquisition of AIM	0.6	1.4	2.0
2003 acquisition of transact	6.4	23.7	30.1

Total	$22.8	$88.5	$111.3

Deferred Tax Assets

Current deferred tax assets increased to $2.5 million at December 31, 2003 from nil at December 31, 2002. The increase is primarily due to (i) the reclassification of certain non-current deferred tax assets to current; (ii) deferred tax assets acquired in connection with the acquisition of e-pay; (iii) the release of valuation allowances on previously unrecognized deferred tax assets from net operating losses and other temporary differences for certain entities and (iv) the recognition of other current deferred tax assets generated in those entities during 2003.

Long-term deferred tax assets decreased to $0.3 million at December 31, 2003 from $1.1 million at December 31, 2002. The decrease is primarily due to the reclassification of certain long-term deferred tax assets to current, offset partially by the release of valuation allowances on previously unrecognized long-term deferred tax assets for certain entities.

Other Assets

Other assets increased to $3.6 million at December 31, 2003 from $2.4 million at December 31, 2002. This increase is primarily due to software upgrades for EMV chip technology and certain assets acquired with our new Prepaid Processing businesses.

Trade Accounts Payable

Trade accounts payable increased to $97.2 million at December 31, 2003 from $3.0 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $91.5 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Accrued Expenses and Other Current Liabilities

Accrued expenses increased to $39.3 million at December 31, 2003 from $5.0 million at December 31, 2002 primarily due to the acquisition of e-pay in February 2003. Approximately $35.3 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Short Term Borrowings

Short-term borrowings increased to $4.0 million at December 31, 2003 from $0.4 million at December 31, 2002, which have a weighted average interest rate of 6% and 3%, respectively. The increase is due to (i) additional funds needed to support holiday transaction levels in the Czech Republic, which was paid down in January 2004, (ii) acquisition of short-term payables in transact and AIM, and (iii) borrowings used in the continued expansion of India. In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. See Note 27 – Subsequent Events.

Liabilities Held for Sale

Liabilities held for sale represent the net liabilities of our U.K. subsidiary as of December 31, 2002, and U.K, France and DASH as of December 31, 2001. Substantially all of France’s and DASH’s liabilities were sold in 2002 as discussed in Note 25 - Discontinued Operations to our Consolidated Financial Statements. Our U.K. subsidiary was sold in January 2003 as discussed in Note 14 - Gain on Disposition of U.K. ATM network to our Consolidated Financial Statements.

Capital Leases

Total capital lease obligations including current installments decreased to $5.2 million at December 31, 2003 from $7.7 million at December 31, 2002. This decrease is due primarily to an excess of 2003 lease payments of $5.4 million over additional fixed assets lease obligations of $1.8 million and foreign exchange impact of $1.1 million. The new capital leases are generally for a term of three to five years.

Deferred Tax Liabilities

Current deferred tax liabilities increased to $1.4 million at December 31, 2003 from nil at December 31, 2002. Of this increase $0.9 million is attributable to the deferred tax effect of the amortization of intangible assets acquired in connection with the acquisitions of e-pay and transact. The remaining $0.5 million is due to the release of valuation allowances on previously unrecognized current deferred tax liabilities for certain entities and other current deferred tax liabilities generated in those entities during 2003.

Non-current deferred tax liabilities increased to $7.8 million at December 31, 2003 from nil at December 31, 2002. Of this increase, $6.3 million is attributable to the deferred tax effect of the amortization of intangible assets acquired in connection with the acquisitions of e-pay and transact. The remaining portion of the increase is primarily due to (i) deferred taxes on undistributed earnings from e-pay’s minority interest in e-pay Malaysia, (ii) the release of valuation allowances on previously unrecognized long-term deferred tax liabilities for certain entities and (iii) other long-term deferred tax liabilities generated in those entities during 2003.

Notes Payable

Notes payable increased to $55.8 million at December 31, 2003 from $36.3 million at December 31, 2002 due primarily to the indebtedness incurred with the purchase of e-pay and the appreciation of the euro to the U.S. dollar. A summary of the activity for the year ended December 31, 2003 is as follows (in thousands):

	Acquisition Notes (payable in GBPs)			Subtotal	Senior Discount Notes (payable in euros) (12 3/8%)	Total
Balance Forward Activity:	Deferred Purchase Price (6%)	Convertible Debt (7%)	Notes Payable (8%)
	(in thousands)
Balance at December 31, 2002	$—	$—	$—	$—	$36,318	$36,318
Indebtedness incurred	8,533	7,353	10,981	26,867	—	26,867
Payments and/or conversions applied	(8,733)	(8,070)	—	(16,803)	(24)	(16,827)
Accretion of discount	—	—	—	—	46	46
Foreign exchange loss	200	717	1,290	2,207	7,181	9,388

Balance at December 31, 2003	$—	$—	$12,271	$12,271	$43,521	$55,792

Stockholders’ Equity/(Deficit)

Stockholders’ equity increased to $81.9 million at December 31, 2003 from $6.2 million at December 31, 2002. This results primarily from the following activity:

•	$11.8 million in net income for 2003

•	Shares issued for acquisitions of $29.9 million

•	Conversion of debt in December 2003 to $8.1 million in equity

•	Net proceeds from the private placement of equity in September 2003 of $20.0 million as described in Note 12 - Private Placement and issuance of equity

•	Net proceeds from exercise of stock options, warrants and employee share purchases of $3.2 million

•	$2.9 million decrease in the accumulated comprehensive loss

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

FIN46R

In December 2003, the FASB modified FIN 46, Consolidation of Variable Internet Entities with FIN46R, which amended FIN 46 and deferred its application in certain cases. We do not expect FIN 46R to have a significant future effect on earnings or equity.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

•	technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services

•	foreign exchange fluctuations

•	competition from bank-owned ATM networks, outsource providers of ATM services, providers of prepaid mobile phone services and software providers

•	our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of contract terminations with our major clients

•	changes in laws and regulations affecting our business

These risks and other risks are described elsewhere in this document, including in Exhibit 99.1, and our other filings with the Securities and Exchange Commission, which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

These risks and other risks are described elsewhere in this document, including in Exhibit 99.1 and other filings with the Securities and Exchange Commission, which are incorporating herein by reference.

Operational Risk; Security

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, retailers and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Certain operational risks inherent in this type of business can require a temporary shut-down of parts or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than our ATMs in Germany are operated through our processing centers in Budapest and Mumbai and our e-top-up transactions are processed through our Basildon, Munich and U.S. operations centers so any operational problem may have a significant adverse impact on the operation of our network generally.

We have experienced operations and computer development staff and have created redundancies and procedures, particularly in our Budapest and Basildon processing centers (and soon in Speyer, Germany), to mitigate such risks, but they cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

Our ATM and POS network systems process electronic financial transactions using information read by ATMs or POS terminals from bank debit and credit cards or input into our systems by our customers in the registration process for or top-up of mobile phone prepaid services. We capture, transmit, handle and store sensitive bankcard information in performing services for our customers. In addition, our software is designed to permit the operation by our customers of electronic financial transaction networks similar to our network, so our software is used in handling such information. These businesses involve certain inherent security risks and in particular the risk of electronic interception and theft of the information for use in fraudulent card transactions. We have incorporated industry standard encryption technology and processing methodology into our systems and software to maintain high levels of security. Although this technology and methodology mitigates security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

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

Foreign Exchange Exposure

In 2003, 83% of our total revenues were generated in Poland, Hungary, the U.K., Australia and Germany as compared to 66% in 2002 and 68% in 2001. This increase is due to the acquisition of e-pay with operations in the U.K. and Australia, among other countries, and the overall increase in revenues for our operations, including in these five countries. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K., Australia and Germany, 100% of the revenues received are denominated in the British pound, Australian dollar and the euro, respectively. Although a significant portion of our expenditures in these countries are still made in or denominated in local currencies, we are striving to achieve more of our expenses in local currencies to match our revenues.

We estimate that 10% depreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty and the British pound sterling and Australian dollar against the U.S. dollar would have the combined effect of a $3.5 million increase in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Australian dollar, and euro and then applying 10% currency devaluation to the non-U.S. dollar amounts. We estimate that 10% appreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty, the British pound and Australian dollar against the U.S. dollar would have the combined effect of a $3.5 million decrease in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Australian dollar and euro and then applying 10% currency appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro and the GBP than against the dollar. Accordingly, we believe that our euro and the GBP denominated debt provides, in the medium to long term, for a closer matching of assets and liabilities than would dollar-denominated debt.

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

Interest Rate Risk

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our notes payable at December 31, 2003 was approximately $58.9 million compared to a carrying value of $55.8 million. A 1% increase from prevailing interest rates at December 31, 2003 would result in a decrease in fair value of notes payable by approximately $1.5 million. Fair values were determined based on the current early redemption premium of approximately 4% of face value as defined in the note agreement and as evidenced by the recent redemption in July 2002. (See Note 21 - Financial Instruments to the Consolidated Financial Statements.)

Interest Payments

Beginning January 1, 2003, interest payments of approximately €2.2 million (estimated $2.7 million as of December 31, 2003) became payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates will be January 1 and July 1, with the final interest payment due on July 1, 2006. The first three payments due were made when due. Because the bond interest is payable in euro, foreign currency fluctuations between the U.S. dollar and the euro may result in gains or losses which, in turn, may increase or decrease the amount of U.S. dollar equivalent interest paid. We currently anticipate making these interest payments from earnings denominated in local currencies in our European markets. As a result, it may not be necessary to hedge these expected cash payments in U.S. dollars, since the source of funds used for payments would already be in euro or euro-linked denominations. We will actively monitor our potential need to hedge future bond interest payments, and if required, we will initiate hedging strategies to minimize foreign currency losses resulting from payments made from U.S. dollars.

New Debt Incurred

In February 2003, we acquired e-pay and incurred indebtedness comprised of three separate elements totaling approximately $27 million. In January 2004 we acquired Precept and incurred indebtedness of $4.0 million. The terms of this new indebtedness are more fully described in Note 4 – Acquisitions and Note 27 – Subsequent Events. All but $12.3 million of the e-pay indebtedness was repaid or converted to shares of our Common Stock prior to December 21, 2003. We currently expect to repay all amounts due from available cash flows or, if necessary, will seek to refinance of the debt.

Our Czech subsidiary entered into an overdraft facility with the a bank for up to approximately $1.5 million in order to support additional ATM network cash needs during the fourth quarter holiday season. In the fourth quarter we drew the full amount of the facility. As of January 31, 2004 the facility has been repaid in full.

In February 2004 we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. There are certain financial performance covenants that must be maintained under the agreement. Interest accrues on any balances outstanding at a PRIME-based floating rate or LIBOR-based rates for 90-day periods. As of March 15, 2004 no amounts had been drawn under this agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Kansas City, Missouri

February 13, 2004

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG Polska Sp. z o.o.

Warsaw, Poland

February 7, 2003

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2003	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,245	$12,021
Restricted cash	58,280	4,401
Trade accounts receivable, net of allowances for doubtful accounts of $1,047 at December 31, 2003 and $484 at December 31, 2002	75,648	8,380
Earnings in excess of billings on software installation contracts	729	334
Assets held for sale	—	10,767
Deferred income tax	2,543	—
Prepaid expenses and other current assets	11,509	3,963

Total current assets	167,954	39,866
Property, plant and equipment, net of accumulated depreciation of $45,817 at December 31, 2003 and $36,730 at December 31, 2002.	20,658	21,394
Goodwill	88,512	1,834
Deferred income taxes	279	1,064
Acquired intangible assets	22,772	—
Other assets	3,598	2,401

Total assets	$303,773	$66,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$97,188	$2,989
Current installments of obligations under capital leases	1,951	3,447
Accrued expenses and other current liabilities	39,277	4,979
Short-term borrowings	3,979	380
Advance payments on contracts	2,562	2,966
Accrued interest on notes payable	381	—
Income taxes payable	3,316	—
Deferred income taxes	1,374	—
Liabilities held for sale	—	3,537
Billings in excess of earnings on software installation contracts	1,898	1,471

Total current liabilities	151,926	19,769
Obligations under capital leases, excluding current installments	3,240	4,301
Notes payable	55,792	36,318
Deferred income tax	7,828	—
Other long term liabilities	3,118	—

Total liabilities	221,904	60,388

Commitments and contingencies (Note 26)
Stockholders’ equity:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 29,525,554 shares at December 31, 2003 and 23,883,072 at December 31, 2002	590	480
Additional paid-in-capital	198,377	137,426
Treasury stock	(145)	(145)
Employee loans for stock	(427)	(427)
Subscription receivable	26	48
Accumulated deficit	(117,871)	(129,655)
Restricted reserve	777	784
Accumulated other comprehensive income/(loss)	542	(2,334)

Total stockholders’ equity	81,869	6,171

Total liabilities and stockholders’ equity	$303,773	$66,559

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Revenues:
EFT processing	$52,752	$53,918	$45,941
Prepaid processing	136,185	—	—
Software and related revenue	15,470	17,130	15,042

Total	204,407	71,048	60,983

Operating expenses:
Direct operating costs	133,977	29,609	26,469
Salaries and benefits	33,577	25,282	24,091
Selling, general and administrative	11,474	6,917	7,688
Depreciation and amortization	12,062	9,659	8,785

Total operating expenses	191,090	71,467	67,033

Operating income/(loss)	13,317	(419)	(6,050)

Other income/expenses:
Interest income	1,257	247	278
Interest expense	(7,216)	(6,253)	(9,386)
Gain on sale of U.K. ATM network	18,045	—	—
Loss on facility sublease	—	(249)	—
Equity in income/(loss) from unconsolidated subsidiaries	518	(183)	—
Gain/(loss) on early retirement of debt	—	(955)	9,677
Foreign exchange gain/(loss), net	(9,690)	(4,233)	5,425

Total other income/(expense)	2,914	(11,626)	5,994

Income/(loss) from continuing operations before income taxes and minority interest	16,231	(12,045)	(56)
Income tax benefit/(expense)	(4,246)	2,312	807

Income/(loss) from continuing operations before minority interest	11,985	(9,733)	751
Minority interest	—	100	—

Income/(loss) from continuing operations	11,985	(9,633)	751

Discontinued operations:
Income/(loss) from operations of discontinued components (including gain on disposal of $4,726 for 2002)	(201)	5,054	(123)
Income tax benefit/(expense)	—	(1,935)	42

Income/(loss) from discontinued operations	(201)	3,119	(81)

Net income/(loss)	11,784	(6,514)	670
Translation adjustment, net	2,876	769	(406)

Comprehensive income/(loss)	$14,660	$(5,745)	$264

Income/(loss) per share – basic:
Income/(loss) from continuing operations	$0.45	$(0.42)	$0.04
Income/(loss) from discontinued operations	—	0.14	(0.01)

Net income/(loss)	$0.45	$(0.28)	$0.03

Basic weighted average shares outstanding	26,463,831	23,156,129	19,719,253

Income/(loss) per share – diluted:
Income/(loss) from continuing operations	$0.41	$(0.42)	$0.03
Income from discontinued operations	—	0.14	—

Net income/(loss)	$0.41	$(0.28)	$0.03

Diluted weighted average shares outstanding	28,933,484	23,156,129	22,413,408

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

	No. of Shares	Common Stock	Employee Loans for Stock	Additional Paid in Capital	Treasury Stock
	(in thousands, except share data)
Balance December 31, 2000	17,814,910	$356	$(561)	$81,327	$(140)

Stock options exercised	292,643	6	—	1,446	—
Shares issued for conversion of debt	3,343,400	67	—	30,961	—
Private placement of shares	19,000	1	—	104	—
Warrants exercised	361,000	7	—	2,112	—
Employee loans for stock	—	—	98	—	(5)
Sale of Common Stock	207,120	4	—	1,990	—
Other	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net income for 2001	—	—	—	—	—

Balance December 31, 2001	22,038,073	441	(463)	117,940	(145)

Stock options exercised	957,170	19	—	4,586	—
Shares issued for conversion of debt	131,483	4	—	2,122	—
Private placement of shares	625,000	13	—	11,935	—
Warrants exercised	131,346	3	—	843	—
Employee loans for stock	—	—	36	—	—
Sale of Common Stock	—	—	—	—	—
Other	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net loss for 2002	—	—	—	—	—

Balance December 31, 2002	23,883,072	480	(427)	137,426	(145)

Stock options exercised	550,160	10	—	3,157	—
Shares issued for conversion of debt	706,033	14	—	8,056	—
Shares issued for acquisitions	3,254,926	64	—	29,783	—
Private placement of shares	1,131,363	22	—	19,955	—
Other	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net income for 2003	—	—	—	—	—

Balance December 31, 2003	29,525,554	$590	$(427)	$198,377	$(145)

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’

Equity/(Deficit) (continued)

	Subscription Receivable	Accumulated Deficit	Restricted Reserve	Accumulated Other Comprehensive (Loss)/Income	Total
	(in thousands, except share data)
Balance December 31, 2000	$(59)	$(123,811)	$784	$(2,697)	$(44,801)
Stock options exercised	—	—	—	—	1,452
Shares issued for conversion of debt	—	—	—	—	31,028
Private placement of shares	—	—	—	—	105
Warrants exercised	—	—	—	—	2,119
Employee loans for stock	—	—	—	—	93
Sale of Common Stock	—	—	—	—	1,994
Other	59	—	—	—	59
Translation adjustment	—	—	—	(406)	(406)
Net income for 2001	—	670	—	—	670

Balance December 31, 2001	—	(123,141)	784	(3,103)	(7,687)

Stock options exercised	—	—	—	—	4,605
Shares issued for conversion of debt	—	—	—	—	2,126
Private placement of shares	—	—	—	—	11,948
Warrants exercised	—	—	—	—	846
Employee loans for stock	—	—	—	—	36
Sale of Common Stock	—	—	—	—	—
Other	42	—	—	—	42
Translation adjustment	—	—	—	769	769
Net loss for 2002	—	(6,514)	—	—	(6,514)

Balance December 31, 2002	42	(129,655)	784	(2,334)	6,171

Stock options exercised	—	—	—	—	3,167
Shares issued for conversion of debt	—	—	—	—	8,070
Shares issued for acquisitions	—	—	—	—	29,847
Private placement of shares	—	—	—	—	19,977
Other	(16)	—	(7)	—	(23)
Translation adjustment	—	—	—	2,876	2,876
Net income for 2003	—	11,784	—	—	11,784

Balance December 31, 2003	$26	$(117,871)	$777	$542	$81,869

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net income/(loss)	$11,784	$(6,514)	$670

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	12,062	9,659	8,785
Unrealized foreign exchange (gain)/loss	10,466	6,743	(4,596)
(Gain)/loss on disposal of fixed assets	(1,095)	144	109
(Gain)/loss on sale of U.K. ATM network	(18,045)	(2,988)	123
Benefit/(expense) from deferred income tax	1,393	(2,491)	—
(Decrease)/increase in assets and liabilities held for sale	—	(5,162)	2,173
Accretion of discount on notes payable	46	2,490	6,813
Gain on retirement of debt	—	—	(8,496)
Tax effect of gain on retirement of debt	—	—	(1,181)

Changes in working capital, net of amounts acquired:
Increase/(decrease) in income taxes payable, net	4,286	83	(849)
(Increase)/decrease in restricted cash	(28,281)	(2,524)	222
(Increase)/decrease in trade accounts receivable, net	(17,957)	544	624
(Increase)/decrease in earnings in excess of billings on software installation contracts	(395)	(3)	786
(Increase)/decrease in prepaid expenses and other current assets	(3,922)	1,277	(1,765)
Increase/(decrease) in trade accounts payable	33,923	(42)	(1,971)
(Decrease)/increase in advance payments on contracts	—	(146)	1,018
Increase/(decrease) in accrued expenses and other current liabilities	17,199	(1,380)	(287)
(Decrease)/increase in billings in excess of costs and estimated earnings on software installation costs	427	14	(1,417)
Other	(235)	922	(795)

Total adjustments and changes in working capital	9,872	7,140	(704)

Net cash provided by/(used in) operating activities	21,656	626	(34)

Cash flows from investing activities:
Fixed asset purchases	(5,656)	(4,712)	(1,758)
Proceeds from the sale of the U.K. ATM network and fixed assets	27,495	240	339
Purchase of intangible and other long term assets	(1,639)	(378)	—
Acquisitions	(49,447)	—	—

Net cash used in investing activities	(29,247)	(4,850)	(1,419)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	23,986	17,917	5,608
Repayment of notes payable and credit facilities	(8,765)	(11,589)	—
Repayment of obligations under capital leases	(3,595)	(4,412)	(4,587)
Proceeds from borrowings	3,599	—	2,710
Other	(16)	79	157

Net cash provided by financing activities	15,209	1,995	3,888

Effect of exchange differences on cash	(394)	(442)	99

Proceeds from sale of discontinued operations	—	5,872	(474)

Net increase/(decrease) in cash and cash equivalents	7,224	3,201	2,060
Cash and cash equivalents at beginning of period	12,021	8,820	6,760

Cash and cash equivalents at end of period	$19,245	$12,021	$8,820

Interest paid during year	$6,835	$6,668	$2,292
Income taxes paid/(refunded) during year	$870	$21	$(894)

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) ORGANIZATION

Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.

Euronet Worldwide is an industry leader in processing secure electronic financial transactions. The Company offers outsourcing and consulting services, integrated electronic funds transfer (EFT) software, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. Euronet operates the largest independent pan-European ATM network and the largest shared ATM network in India. In its EFT Processing Segment, the Company processes transactions for a network of 3,350 ATMs across Europe and in India. Euronet provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services (for prepaid mobile airtime). Through its Prepaid Processing Segment, Euronet is one of the largest providers of prepaid processing, or “top-up services,” for prepaid mobile airtime. The Company operates a network of point-of-sale (POS) terminals providing electronic processing of top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia. Through its Software Solutions Segment, the Company offers a suite of integrated EFT software solutions for electronic payment and transaction delivery systems. Euronet’s principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. The Company’s solutions are used in more than 60 countries around the world. As of December 31, 2003, Euronet had 10 offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt.

As of December 31, 2003, the Euronet’s wholly owned subsidiaries were:

•	EFT Services Holding B.V., incorporated in the Netherlands

•	Euronet Banktechnikai Szolgaltato Kft. (“Bank Tech”), incorporated in Hungary

•	Euronet Adminisztracios Szolgaltato Kft. (“Administrative Services”) (formerly SatComNet), incorporated in Hungary

•	Bankomat 24/Euronet Sp. z o.o. (“Bankomat”), incorporated in Poland

•	EFT-Usluge d o.o., incorporated in Croatia

•	Euronet Services GmbH, incorporated in Germany

•	EFT Services France SAS, incorporated in France

•	Euronet Services spol. s.r.o., incorporated in the Czech Republic

•	Euronet Services SRL, incorporated in Romania

•	Euronet USA Inc. (formerly Arkansas Systems, Inc.) (“Euronet USA”) incorporated in Arkansas, United States of America

•	EFT Processing Services LLC (“Dash”), incorporated in Arkansas, United States of America (in liquidation)

•	Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)

•	Euronet EFT Services Hellas, incorporated in Greece

•	Euronet Services Private Limited, incorporated in India

•	Euronet Services Slovakia, spol. s r.o., incorporated in Slovakia

•	Euronet Corporate Services Beograd, d.o.o., incorporated in Serbia-Montenegro

•	e-pay Limited, incorporated in England and Wales

•	e-pay Holdings Limited, incorporated in England and Wales

•	e-pay Australia Pty Ltd, incorporated in New South Wales, Australia

•	e-pay Australia Holdings Pty Ltd, incorporated in Victoria, Australia

•	e-pay New Zealand Pty Ltd, incorporated in New Zealand

•	transact Elektronische Zahlungssysteme GmbH, incorporated in Germany

•	Delta Euronet Gmbh, incorporated in Germany

•	Cashnet Holding B.V., incorporated in the Netherlands

•	PaySpot, Inc., incorporated in Delaware, United States

As of December 31, 2003, Euronet also had shareholdings in the following companies that are not wholly owned:

•	Euronet Sigma Nusantara, incorporated in Indonesia, of which 87.5% of the shares are owned by EFT Services Holdings B.V.

•	CashNet Telecommunications Egypt SAE (“CashNet”), an Egyptian company limited by shares, of which 10% of the shares are owned by EFT Services Holdings B.V.

•	Europlanet a.d. (“Europlanet”), incorporated in the Federal Republic of Serbia, of which 36% of the shares are owned by Euronet’s wholly-owned subsidiary EFT Services Holdings B.V.

•	e-pay Malaysia Sdn Bhd, incorporated in Malaysia, of which e-pay Limited owns 40% of the share capital.

(2) BASIS OF PREPARATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include collectibility of accounts receivable, software revenue recognition, purchase price allocation of fair value in acquisitions to customer relationships and other intangible assets, income taxes, intangible assets and their related lives, and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

All operating data relating to the number of POS terminals, ATMs, and retailer locations represents unaudited information.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) Principles of consolidation

The consolidated financial statements include the accounts of Euronet Worldwide, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control but has the ability to exercise significant influence are accounted for under the equity method.

(b) Foreign currencies

Foreign currency transactions are recorded at the exchange rate prevailing on the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive loss.

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive income as a separate component of consolidated stockholders’ equity. The financial statements of foreign subsidiaries where the functional currency is the U.S. dollar are remeasured using historical exchange rates for nonmonetary items while current exchange rates are used for monetary items. Foreign exchange gains and losses arising from the remeasurement are reported in the consolidated statement of operations and comprehensive loss.

(c) Cash equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(d) Property, plant and equipment

Property, plant, and equipment (PP&E) are stated at cost. PP&E acquired in acquisitions have been recorded at estimated fair values as of the acquisition date.

Depreciation is calculated using the straight-line method over the assets estimated useful life. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term.

Depreciation and amortization rates are as follows:

Automated teller machines	5-7 years
Computers and software	3-5 years
POS terminals	2-3 years
Vehicles and office equipment	5 years
Cassettes	1 year
Leasehold improvements	Over the lesser of the lease term or estimated useful life

(e) Goodwill and other intangible assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, on annual basis and whenever events or circumstances indicate that the assets may be impaired. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. If the carrying amount exceeds the implied fair value, the difference is recorded as an impairment charge.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally seven to 10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from five to 10 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Other Intangibles

In accordance with SFAS 142, intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s respective carrying value to estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount is less than the undiscounted future cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset on a discounted cash flow basis.

Amortization of definite life intangible assets is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Developed software technology	3 - 5 years
Customer relationships	8 years
Trade name	20 years

See Note 9 - Goodwill and Intangible Assets for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

(f) Impairment or disposal of long-lived assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(g) Other assets

Other assets include deferred financing costs, investments in affiliates, and capitalized software development costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan using the effective interest method.

(h) Investments in affiliates

The Company accounts for investments in affiliates using the equity method of accounting when the Company exercises significant influence over the business activities of the affiliate. Equity losses in affiliates are generally recognized until the Company has reduced its investment to zero.

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

(j) Reclassifications

Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 2003 consolidated financial statement presentation.

(k) Revenue recognition

Revenue recognition on Software Contracts

Euronet recognizes revenue at the point at which the service is performed. Revenue from time and material service contracts is recognized as the services are provided. Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Maintenance revenue is recognized over the contractual period or as services are performed. Revenue in excess of billings on software licensing agreements contracts is recorded as unbilled receivables and is included in current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue and included in current liabilities until such time the above revenue recognition criteria are met (see Note 8 – Contracts in Progress).

Revenue recognition on multiple deliverable contracts

The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales. Multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•	The delivered item(s) has value on a standalone basis

•	There is objective and reliable evidence of the fair value of the undelivered item(s)

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item.

(l) Research and development costs

The Company applies SFAS No. 2 and SFAS No. 86 in recording research and development costs. Research costs related to at the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 24 – Research and Development). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

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

Capitalized software costs are amortized on a product-by-product basis equal to the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product, generally three years, including the period being reported on. Amortization commences in the period when the product is available for general release to customers.

(m) Net income/loss per share

Net income/(loss) per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. The effect of potential Common Stock (options and warrants outstanding) is antidilutive for periods in which a net loss occurs. Accordingly, diluted net loss per share does not assume the exercise of stock options and warrants outstanding. The potentially dilutive effect of stock options and warrants outstanding is as follows:

	As of December 31,
	2003	2002	2001
Basic weighted average shares outstanding	26,463,831	23,156,129	19,719,253
Convertible warrants outstanding	148,497	162,738	209,839
Stock options outstanding*	2,321,156	2,838,609	2,484,316

Potentially diluted weighted average shares outstanding	28,933,484	26,157,476	22,413,408

*	Includes options with strike price below the average fair market value of Euronet common shares during the period.

The table above does not reflect options that have an exercise price in excess of the average market price of Euronet common shares during the period.

(n) Stock-based compensation

The Company accounts stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s shares at the date of the grant over the exercise price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options. If vesting is accelerated as a result of certain milestones, the unrecognized compensation would be recorded as expense on the date such milestones have or have been deemed to be achieved. However, the Company has issued no options where the market price at the date of grant exceeded the option price; accordingly, there has been no compensation expense recognized by the Company for the awarding of options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net income/(loss), as reported	$11,784	$(6,514)	$670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,820)	(5,840)	(3,773)

Pro forma net income/(loss)	$7,964	$(12,354)	$(3,103)

Earnings/(loss) per share:
Basic - as reported	$0.45	$(0.28)	$0.03
Basic - pro forma	$0.30	$(0.53)	$(0.16)
Diluted - as reported	$0.41	$(0.28)	$0.03
Diluted - pro forma	$0.28	$(0.53)	$(0.14)

Pro forma impact reflects only options granted since December 31, 1995. See Note 18 – Stock Plans for additional information.

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

(4) ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger acquisitions management engaged an appraiser to assist in the evaluation.

Acquisition of e-pay Limited

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), a company based in the U.K. e-pay is an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. Subsequent to the acquisition, e-pay added service in Ireland, Poland and New Zealand. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through point-of-sale (POS) terminals and electronic cash register systems in retail outlets. e-pay currently processes top-up sales at more than 114,000 POS terminals in approximately 46,000 retail locations, including the mobile operators’ own retail outlets, major retail chains and independent retail outlets. In addition, e-pay owns 40% of the shares of e-pay Malaysia, a separate company that offers electronic top-up services through approximately 3,900 POS terminals in Malaysia and 600 POS terminals in Indonesia.

Substantially all of the purchase price was allocated to intangible assets including goodwill. The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital, and intangible assets, such as software, trademarks and trade names, customer relationships, and goodwill.

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

The following table summarizes the consideration given to the acquirer of e-pay. Note that all amounts are included as of the purchase price date. Certain insignificant changes are ongoing due to foreign exchange fluctuations and minor adjustments to acquisition costs.

Cash paid at closing	$29,996
Euronet Common Stock: 2,497,504 shares	17,972
Deferred consideration, payable quarterly from 90% of free cash flow, 6% interest per annum accruing daily, 24 month maturity	8,533
Notes payable, 7% interest per annum, (converted into 717,678 shares of Euronet Common Stock on December 10, 2003)	7,353
Notes payable, 8% interest per annum, 24 month maturity	10,981

Total paid to shareholders	74,835
Transaction costs, share registration fees and other	1,722

Total purchase price	$76,557

Assets Acquired

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. Management engaged third-party appraisers to assist in this analysis. The purchase price was allocated as follows. Note that all amounts are shown as of the purchase date.

Description	Estimated Life	Amount
Customer relationships	8 years	$12,945
Software	5 years	1,038
Trademark and trade name	20 years	3,345
Goodwill	N/A	61,249

Total intangible assets		78,577
Net tangible assets and working capital	various	1,810
Deferred tax, net		(3,830)

Total purchase price		$76,557

Acquisition of Austin International Marketing and Investments, Inc.

In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (AIM), a U.S.-based top-up company that distributes prepaid services via point-of-sale (POS) terminals in 36 states. Euronet will use AIM’s resources to enhance the Company’s U.S. prepaid program, called PaySpot, which enables consumers to purchase wireless airtime and long-distance calling plans from ATM and POS terminals across the country. AIM delivers several types of prepaid products, including wireless, long distance, gift cards, debit cards and other products. AIM distributes prepaid services through a network of more than 140 independent sales agents representing more than 3,500 retail locations. Of those, more than 2,800 locations have electronic distribution of prepaid services via a POS terminal. AIM’s assets included has distribution agreements with all the major U.S. wireless carriers, including AT&T Wireless, Cingular Wireless, T-Mobile, Verizon Wireless, ALLTEL and Tracfone, as well as several regional carriers.

The assets of AIM were purchased on an “earn-out” basis, with $2.0 million of the purchase price paid at closing in cash and Euronet stock and the remainder to be paid in Euronet Common Stock valued at market prices at time of payment over two years based upon defined financial results of the network purchased, with maximum additional consideration of $5.5 million.

The following table summarizes the consideration for AIM. Note that all amounts are included as of the purchase price date. Certain insignificant changes are ongoing due to minor adjustments to acquisition costs:

Cash paid at closing	$821
Euronet Common Stock: 114,374 shares	1,156

Total paid to shareholders	1,977
Transaction costs and share registration fees	13

Total purchase price	$1,990

Assets Acquired

Under the purchase method of accounting, management has made an allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (in thousands):

Description	Estimated Life	Amount
Customer relationships	8 years	$479
Software	5 years	119
Goodwill	N/A	1,392

Total intangible assets		$1,990

Net tangible assets and working capital		—
Deferred tax liability		—

Total purchase price		$1,990

Acquisition of transact Elektronische Zahlungssysteme GmbH

In November 2003, the Company purchased 100% of the shares of transact Elektronische Zahlungssysteme GmbH, which it refers to as “transact,” a company based in Germany. The transfer of the transact shares to the Company is staged, with 96% of the transact shares transferred at closing and the remaining 4% transferred upon payment by us on January 14, 2005 of the “earn-out” payment described below. All economic risks and benefits related to the remaining 4% of transact shares enure to Euronet. transact, which was founded in 1996, specializes in payment processing services and software for electronic financial transactions and prepaid mobile phone transactions on POS terminals, as well as retailer till systems. Additionally, transact offers a line of proprietary POS terminal products, including general packet radio system (GPRS) based products. transact currently supports mobile phone top-up purchases at more than 9,500 of their installed base of over 22,000 POS terminals in approximately 18,500 retail locations.

The Company paid approximately $17.8 million in cash and issued 643,048 shares of Common Stock for the transact shares. In addition, an earn-out payment is to be paid on January 14, 2005. Based on our expectation of future results, a future payment of between $20.0 million and $30.0 million is possible. No amounts have been recorded at December 31, 2003 for this contingent obligation.

To finance the transact acquisition, Euronet privately placed 1,131,363 shares of Common Stock with Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, and received proceeds of $20.0 million. The per share purchase price of approximately $17.68 was based on the volume-weighted average price for shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, Euronet granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights, should Fletcher exercise these rights, will be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights may be exercised by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which period may be extended under certain circumstances. The Company may not compel Fletcher to exercise its additional investment rights. Should Fletcher not exercise its additional investment rights, Euronet anticipates funding the cash portion of the transact earn-out payment with either cash generated by its operations or other borrowings or some combination of these items.

The earn-out payment will be calculated based on transact’s earnings before interest, taxes, depreciation and amortization (calculated as described in the purchase agreement and the certificates), which Euronet refers to as “EBITDA,” for the third quarter of 2004, together with certain other performance criteria described in the purchase agreement and the certificates.

Subject to certain EBITDA multiples, 50% of the earn-out payment is payable in cash, and the other 50% is payable, at Euronet’s option, either in cash or in additional shares of Common Stock, valued for these purposes at $10.00 per share. The earn-out payment is subject to reduction or deferred payment based upon a number of factors, including the extent of the total proportion of transact’s business in certain defined customer agreements. Based upon current projections of the future performance of transact, as to which the Company can provide no assurance, Euronet estimates that the earn-out payment will be between $20.0 million and $30.0 million. Based on these estimates, the Company could issue between 666,667 and 1,000,000 additional shares of Common Stock to the transact selling stockholders on January 14, 2005. However, because the shares issued and issuable pursuant to the transact and Fletcher transactions may be considered to be part of the same transaction for purposes of the Nasdaq Marketplace Rules, the Company has agreed not to issue more than approximately 705,500 shares of Common Stock to pay the earn-out payment without prior stockholder approval. The Company is required to pay in cash any amount of the earn-out payment that is not paid in shares of our Common Stock.

The following table summarizes the consideration given to the acquirer of transact.

Cash paid at closing	$17,756
Euronet Common Stock: 643,048 shares	10,550

Total paid to shareholders	28,306
Transaction costs and share registration fees	676

Total purchase price recorded at December 31, 2003	$28,982

Assets Acquired

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. Management has engaged a third party appraiser to assist in this analysis. Note that all amounts are included as of the purchase price date. Certain insignificant changes are ongoing, due to foreign exchange rates and minor reallocations of consideration. The preliminary purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Customer relationships	8 years	$4,860
Software	5 years	394
Trademark and trade name	20 years	1,302
Goodwill	N/A	23,675

Total intangible assets		30,231
Net tangible assets and working capital	various	1,373
Deferred tax liability		(2,622)

Total purchase price		$28,892

Acquisition of Prepaid Concepts, Inc.

In January 2004, the Company acquired 100% of the outstanding shares of Prepaid Concepts, Inc. (“Precept”). See Note 27 – Subsequent Events for additional details.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operation of Euronet as if the acquisitions of e-pay, AIM and transact had occurred as of the beginning of the periods presented. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet. Pro forma results were as follows for the years ended December 31, 2003 and 2002:

Unaudited Pro Forma and Condensed Statements of Income/(Loss) from Continuing Operations

	Pro Forma for the Year Ended December 31,
	2003	2002
	(in thousands, except share data)
Total revenues	$225,240	$130,443

Direct operating cost	147,234	72,527
Salaries and benefits	36,048	30,923
Selling, general and administrative	13,280	10,632
Depreciation and amortization	13,353	14,650

Total operating expenses	209,915	128,732

Operating income	15,325	1,711
Other income/(expenses), net	2,913	(13,265)
Income tax benefit/(expense)	(5,436)	2,394
Minority interest	—	51

Income/(loss) from continuing operations	12,802	(9,109)

Income (loss) from discontinued operations	(201)	3,119

Net income (loss)	$12,601	$(5,990)

Per share data:
Income/(loss) per share – basic –
Income/(loss) from continuing operations	$0.45	$(0.34)
Income/(loss) from discontinued operations	(0.01)	0.11

Net income/(loss)	$0.44	$(0.23)

Income/(loss) per share – diluted –	$0.42	$(0.34)
Income/(loss) from continuing operations
Income from discontinued operations	(0.01)	0.11

Net income/(loss)	$0.41	$(0.23)

(5) NON-CASH FINANCING AND INVESTING ACTIVITIES

Capital lease obligations of $1.8 million, $2.8 million and $5.7 million during the years ended December 31, 2003, 2002 and 2001, respectively, were incurred when the Company entered into leases primarily for new ATMs or data center computer equipment.

During the year ended December 31, 2001, the Company issued warrants to purchase Common Stock totaling $0.9 million; none were issued in 2003 or 2002.

During 2002 and 2003, there were various non-cash extinguishments of the 12 3/8% Senior Discount Notes and e-pay acquisition debt (see Note 11—Notes Payable to the Consolidated Financial Statements).

(6) RESTRICTED CASH

The restricted cash balances as of December 31, 2003 and 2002 were as follows:

	As of December 31,
	2003	2002
	(in millions)
ATM deposits	$1.5	$1.4
Cash held in trust and/or cash held on behalf of others	52.1	—
Collateral on standby letters of credit	4.2	2.6
Other	0.5	0.4

Total	$58.3	$4.4

The ATM deposit balances held are equivalent to the value of certain banks’ cash held in Euronet’s ATM network. The Company also has deposits with commercial banks to cover guarantees and deposits with customs officials to cover future charges. The letters of credit described above are securing borrowings or ATM network cash of the Company’s consolidated subsidiaries. The cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected on behalf of mobile operators are deposited into a restricted cash account.

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS

The balances as of December 31, 2003 and 2002 were as follows:

	As of December 31,
	2003	2002
	(in thousands)
Prepayments	$6,172	$3,695
Prepaid Processing PIN Inventory	2,833	—
Taxes	1,522	268
Other	982	—

Total	$11,509	$3,963

(8) CONTRACTS IN PROGRESS

Amounts included in the consolidated financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under earnings in excess of billings on software installation contracts. Amounts received from customers in excess of revenues recognized to date are classified as current liabilities under billings in excess earnings on software installation contracts.

The software installation contracts in progress consist of the following:

	As of December 31,
	2003	2002	2001
	(in thousands)
Software Solutions:
Earnings on software installation contracts	$12,813	$10,225	$8,746
Less billings to date	(13,982)	(11,362)	(9,872)

Net	$(1,169)	$(1,137)	$(1,126)

Components are included in the accompanying consolidated balance sheets under the following captions

	As of December 31,
	2003	2002	2001
	(in thousands)
Software Solutions:
Earnings in excess of billings on software installation contracts	$729	$334	$331
Billings in excess of earnings on software installation contracts	(1,898)	(1,471)	(1,457)

Net	$(1,169)	$(1,137)	$(1,126)

(9) GOODWILL AND INTANGIBLES ASSETS

In accordance with SFAS 142, the Company has performed an evaluation and determined that there is no impairment of goodwill or intangible assets. Intangible assets and goodwill are carried at amortized cost and consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Goodwill	$88,512	$1,834
Intangibles related to purchase accounting	24,476	—
Less accumulated intangible amortization	(1,704)	—

Total	$111,284	$1,834

Amortization expense for intangible assets with definite lives was $1.7 million for the year 2003. Estimated amortization expense on intangible assets as of December 31, 2003 with definite lives for 2004-2007 is expected to be $2.9 million per year and $2.7 million for 2008. Recorded goodwill increased approximately $87 million in 2003 as a result of the acquistions disclosed in Note 4 — Acquistion

The impact to net income/(loss) of implementation of SFAS No. 142 in 2001 for the year ended December 31, 2001 is as follows:

(in thousands, except per share data)	2001

Net income, as reported	$670
Add back: Goodwill amortization	509

Adjusted net income	$1,179

Earnings per share:
Basic—as reported	$0.03
Basic—pro forma	$0.06

Diluted—as reported	$0.03
Diluted—pro forma	$0.05

(10) SHORT-TERM BORROWINGS

Short-term borrowings outstanding were $4.0 million at December 31, 2003 and $0.4 million at December 31, 2002, and had weighted average interest rate of 6.3% and 3.2%, respectively.

In February, 2004, the Company entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. See Note 27 – Subsequent Events.

(11) NOTES PAYABLE

The following table provides the composition of notes payable and related interest rates at December 31, 2003 and 2002:

	Acquisition Notes			Senior Discount Notes (payable in euros) (12 3/8%)	Total
Balance Forward Activity:	Deferred Purchase Price (6%)	(payable in GBPs) Convertible Debt (7%)	Notes Payable (8%)
	(in thousands)
Balance at December 31, 2002	$—	$—	$—	$36,318	$36,318
Indebtedness incurred	8,533	7,353	10,981	—	26,867
Payments and/or conversions applied	(8,733)	(8,070)	—	(24)	(16,827)
Accretion of discount	—	—	—	46	46
Foreign exchange loss	200	717	1,290	7,181	9,388

Balance at December 31, 2003	$—	$—	$12,271	$43,521	$55,792

Interest expense was approximately $7.2 million, $6.3 million, and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest rates on each instrument are noted in the table above. The acquisition notes in the amount of $12.3 million are payable in full on February 18, 2005. The senior discount notes in the amount of $43.5 million are payable in full on July 1, 2006.

In connection with the acquisition of e-pay, the Company incurred indebtedness to the former e-pay shareholders, two of whom are now officers of the Company, of $26.9 million (payable in Great Britain pounds, or GBP), which is comprised of three separate elements:

•	Deferred purchase price in the amount of $8.5 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. In October 2003, this indebtedness was paid in full.

•	Indebtedness of $7.4 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes was converted into 706,033 shares of Euronet’s Common Stock in December 2003.

•	Indebtedness of $11.0 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005.

In June 1998, the Company sold 243,211 units in a public offering, each consisting of €511 principal amount at maturity of 12 3/8% Senior Discount Notes due on July 1, 2006 and 729,633 warrants to purchase 766,114 shares of Common Stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of Common Stock at an exercise price of $5.00 per share. Cash interest on the notes was not payable prior to July 1, 2002. Commencing January 1, 2003, cash interest became payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company were €76.7 million (approximately $83.1 million) representing an issue price of €315.33 per €511 principal amount at maturity. Of this amount, $1.7 million has been allocated to the warrants within stockholders’ equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were €74.2 million (approximately $81.3 million). Pursuant to the Company’s indenture, the

Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

•	limitation on additional indebtedness

•	limitation on restricted payments

•	limitation on issuance and sales of capital stock of restricted subsidiaries

•	limitation on transactions with affiliates

•	limitation on liens

•	limitation on guarantees of indebtedness by restricted subsidiaries

•	purchase of Euronet notes upon a change of control

•	limitation on sale of assets

•	limitation on dividends and other payment restrictions affecting restricted subsidiaries

•	limitation on investments in unrestricted subsidiaries

•	limitation lines of business

•	provision of financial statements and reports

The Company is in compliance with these covenants at December 31, 2003.

During May 2002, in a single transaction, the Company exchanged 2,500 units (principal amount of €1.3 million) of its 12 3/8% Senior Discount Notes for 75,000 shares of its Common Stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with a resulting $0.1 million recognized as a loss on such early retirement. The loss on such early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($1.2 million) and the fair market value of the Common Stock issued ($1.3 million), offset by the write-off of the allocated unamortized deferred financing costs. The transaction is exempt from registration in accordance with the Securities Act.

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

In July 2002, the Company exercised its right to partially redeem its 12 3/8% Senior Discount Notes. The Company redeemed 17,700 Senior Discount Notes (principal amount of €9.0 million) for $9.7 million cash plus accrued interest from July 1, 2002 through July 18, 2002. This partial redemption has been accounted for as an early retirement of debt with approximately $0.8 million recognized as a loss on such early retirement. The loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt ($9.0 million), the write-off of the allocated unamortized deferred financing costs ($0.1 million), and the cash paid ($9.7 million). The cash payment included an early redemption premium of approximately 6% of the principal amount as defined in the Senior Discount Notes indenture. No warrants associated with these units were repurchased or otherwise retired in this transaction.

The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

Commencing July 1, 2002, the Company may at any time exercise its right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes.

During 2001, in 16 separate transactions, the Company exchanged 97,700 units (principal amount of €50.0 million) of our Senior Discount Notes and 293, 100 warrants for 3,238,650 shares of Common Stock. These exchanges were accounted for as an early retirement of debt with a resulting $8.8 million recognized as a gain on such retirement. The retirement gain represents the difference between the allocated carrying value of the debt and any related warrants extinguished ($39.0 million) and the fair market value of the Common Stock issued ($29.3 million), offset by the write-off of the allocated unamortized deferred financing costs ($0.9 million). These transactions were exempt from registration in accordance with Section 3(a)(9) of the Securities Act.

During March 2001, the Company exchanged 8,750 units (principal face amount of €4.5) of its Senior Discount Notes for two new Senior Discount Notes having an aggregate face amount of $3.0 million (the “New Notes”). The interest, repayment and other terms of the New Notes are identical to those of the Senior Discount Notes for which they were exchanged, except that (i) the principal amount was reduced as indicated in the previous sentence, (ii) the Company has the right to prepay the new notes at any time at its option by paying the “Accreted Value” of the Notes, and (iii) the new notes are governed by a new Note Purchase

Agreement rather than the indenture under which the Senior Discount Notes were issued; therefore, the new notes are not covered by any of the provisions of such indenture relating to action by the trustee, voting or maintenance of listing on a stock exchange. This exchange has been accounted for as an early retirement of debt and issuance of new debt with a resulting $0.7 million recognized as a gain on such early retirement. The early retirement gain represents the difference between the allocated carrying value of the debt retired ($3.3 million) and the fair market value of the new notes issued ($2.5 million), offset by the write-off of the allocated unamoritized deferred financing costs ($0.1 million). This transaction was exempt from registration in accordance with the Securities Act. The Senior Discount Notes that were acquired by the Company in the above exchanges have been retired.

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

(12) PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

For a discussion of the issuance of shares in connection with the 2003 acquisitions of e-pay, transact and the assets of AIM, see Note 4 – Acquisitions.

In February 2002, the Company entered into seven subscription agreements for the sale of an aggregate of 625,000 new shares of Common Stock. These agreements were signed with certain accredited investors in transactions exempt from registration under the Act pursuant to exemptions under Section 4(2) and Regulation D of the Act. The purchase price of each share was $20.00. The aggregate amount of proceeds to the Company from the private placement was $12.5 million. Net proceeds after $0.8 million in transaction costs were approximately $11.7 million.

In January 2004, we issued 527,180 shares of our Common Stock to former shareholders of Precept Concepts, Inc. (“Precept”) in exchange for all the capital stock of Precept, a company based in California. The total purchase price was approximately $17.8 million, of which $8.0 million was paid in cash and promissory notes. Of these shares, 400,000 are being held in escrow until February 2005 subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of Common Stock based upon a conversion price of $28.43 per share. Based on representations from each former shareholder of Precept that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the Precept purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Precept, which was declared effective by the SEC in February 2004. For further discussion on Precept, see Note 27 - Subsequent Events.

(13) CREDIT FACILITY

On December 20, 2002, we entered into a secured revolving agreement (the “Bank Credit Agreement”) providing a facility of up to $5.0 million from a bank. The Bank Credit Agreement expired on March 14, 2003 and was repaid in full at that time.

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. (See Note 27-Subsequent Events)

(14) GAIN ON DISPOSITION OF U.K. ATM NETWORK

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

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed an ATM and Gateway Services Agreement (the “Services Agreement”) under which Euronet’s Hungarian subsidiary, Euronet Adminisztracios Kft. (“Euronet Hungary”), will provide ATM operating, monitoring, and transaction processing services (“ATM Services”) to BMAL through December 31, 2007. The services provided by Euronet Hungary are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint.

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

Gain on Sale

The following table summarizes the gain on the sale of Euronet U.K. (in thousands):

Sale price of Euronet U.K.	$29,423
Less: Portion of sale price attributed to estimated fair value of ATM Services	(4,500)

Total consideration received attributed to Purchase Agreement	24,923
Less: Net transaction and settlement costs	(505)

Net cash consideration received	24,418
Adjustments: value of net assets removed as of December 31, 2002—
Euronet U.K. assets removed	(10,326)
Euronet U.K. liabilities removed	3,537
Other liabilities removed	416

Gain on sale	$18,045

(15) LEASES

(a) Capital leases

The Company leases many of its ATMs under capital lease agreements that expire between 2004 and 2009 and bear interest at rates between 6% and 12%. The lessors for these leases hold a security interest in the ATMs leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.

The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

	As of December 31,
	2003	2002
	(in thousands)
ATMs	$14,274	$18,983
Other	1,215	742

	15,489	19,725
Less accumulated amortization	(8,044)	(8,691)

Net book value	$7,445	$11,034

Depreciation of assets held under capital leases amounted to $2.4 million, $3.1 million, and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in depreciation and amortization expense.

(b) Operating leases

The Company has noncancelable operating rental leases for office space, which expire over the next two to eight years. Rent expense under these leases amounted to $2.4 million, $2.7 million, and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(c) Future minimum lease payments

Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are:

	Capital Leases	Operating Leases
	(in thousands)
Year ending December 31,
2004	$2,678	$2,422
2005	1,717	2,122
2006	996	2,048
2007	254	1,683
2008	155	1,194
2009 and thereafter	120	149

Total minimum lease payments	5,920	$9,618

Less amounts representing interest	(729)

Present value of net minimum capital lease payments	5,191
Less current installments of obligations under capital leases	(1,951)

Long-term capital lease obligations	$3,240

(16) TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit/(expense) is generally the result of changes in the assets and liabilities for deferred taxes.

The sources of income/(loss) before income taxes are presented as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income/(loss) from continuing operations:
United States	$(643)	$(8,914)	$6,662
Europe	18,538	(2,204)	(6,718)
Asia Pacific	(1,664)	(927)	—

Income/(loss) from continuing operations before income taxes	16,231	(12,045)	(56)

Income/(loss) from discontinued operations:
United States	—	4,943	861
Europe	(201)	111	(984)
Asia Pacific	—	—	—

Income/(loss) from discontinued operations before income taxes	(201)	5,054	(123)

Total income/(loss) before income taxes	$16,030	$(6,991)	$(179)

Total income tax benefit/(expense) for the years ended December 31, 2003, 2002 and 2001 was allocated as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income/(loss) from continuing operations	$(4,246)	$2,312	$807
Income/(loss) from discontinued operations	—	(1,935)	42

Total tax benefit/(expense)	$(4,246)	$377	$849

The income tax benefit/(expense) from continuing operations consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current tax benefit/(expense):
U.S. Federal	$(83)	$1,747	$1,266
Foreign	(1,696)	6	(459)

Total current	(1,779)	1,753	807

Deferred tax benefit/(expense):
U.S. Federal	—	—	—
Foreign	(2,467)	559	—

Total deferred	(2,467)	559	—

Total tax benefit/(expense)	$(4,246)	$2,312	$807

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the 34% federal statutory rate applicable to corporations with U.S. taxable income less than $10 million were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
U.S. federal income tax benefit/(expense) at applicable statutory rate	$(5,519)	$4,095	$19
Tax effect of:
Non-taxable gain on sale of U.K. ATM network	6,073	—	—
Non-deductible expenses	(4,432)	(917)	(297)
Other permanent differences	187	558	(204)
Foreign tax rate differentials	(475)	(129)	(852)
Impact of changes in tax rates	(1,802)	53	(260)
Other	563	(2,636)	1,823
Change in valuation allowance	1,159	1,288	578

Total income tax benefit/(expense)	$(4,246)	$2,312	$807

Effective tax rate	26.2%	(19.2)%	(1,441.1)%

Applicable statutory federal tax rate	34.0%	34.0%	34.0%

The tax effect of temporary differences and carryforwards that gives rise to deferred tax assets and liabilities from continuing operations are as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$15,090	$16,689
Notes payable	3,249	3,692
Accrued interest	6,274	2,606
Accrued expenses	2,107	2,000
Billings in excess of earnings	759	559
Property and equipment	1,003	1,023
Deferred financing costs	209	180
Other	1,091	3,620

Gross deferred tax assets	29,782	30,369
Valuation allowance	(26,960)	(28,119)

Net deferred tax assets	2,822	2,250

Deferred tax liabilities:
Intangibles related to purchase accounting	(7,258)	—
Other current assets	(665)	(1,060)
Earnings in excess of billings	(226)	(126)
Property and equipment	(934)
Investment in affiliates	(76)	—
Other	(43)	—

Total deferred tax liabilities	(9,202)	(1,186)

Net deferred tax assets/(liabilities)	$(6,380)	$1,064

The valuation allowance for deferred tax assets as of December 31, 2003, 2002 and 2001 was $26.9 million, $28.1 million and $28.9 million, respectively.

As of December 31, 2003, 2002 and 2001, the Company’s U.S. federal and foreign tax loss carryforwards were $53.9 million, $60.3 million and $61.6 million, respectively, and U.S. state tax loss carryforwards were $17.6 million, $13.0 million and $15.3 million, respectively.

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2003, the Company had U.S. federal and foreign tax net operating loss carryforwards of approximately $53.9 million, which will expire as follows:

Year Ending December 31,	(in thousands)
2004	$10,555
2005	6,340
2006	4,033
2007	5,008
2008	2,324
2009	526
2010 and thereafter	1,848
Unlimited	23,257

Total	$53,891

The Company’s state tax net operating losses of $17.6 million will expire periodically in the years ended December 31, 2004 through December 31, 2010.

Except for the earnings of e-pay Australia Pty Ltd, no provision has been made in the accounts as of December 31, 2003, 2002 and 2001 for U.S. federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.

(17) VALUATION AND QUALIFYING ACCOUNTS

	Balance at January 1,	Additions charged to expense	Amounts written off	Balance at December 31,
	(in thousands)
2001 Allowance for doubtful accounts	$740	$717	$(782)	$675
2002 Allowance for doubtful accounts	$675	$447	$(638)	$484
2003 Allowance for doubtful accounts	$484	$1,194	$(631)	$1,047

(18) STOCK PLANS

(a) Employee stock option plans

The Company has established a share compensation plan (the “SCP”) that provides certain employees options to purchase shares of its Common Stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. At December 31, 2003, the authorized options for the purchase of 8,463,991 shares of Common Stock, of which 8,354,182 have been awarded to employees and 2,841,918 are currently exercisable.

Within the SCP and in accordance with a shareholders’ agreement dated February 15, 1996 and amended on October 14, 1996, Euronet reserved 2,850,925 shares of Common Stock for the purpose of awarding common shares (“milestone awards”) to certain investors and options to acquire shares of Common Stock (“milestone options”) to the founders, management and key employees. The Company granted 800,520 milestone awards at an exercise price of $0.02 per share and 2,050,405 milestone options at an exercise price of $2.14 per share.

Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees which vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2003, 1,193,304 milestone options remain unexercised.

Share option activity of the SCP during the periods indicated is as follows:

	Number of Shares	Average Exercise Price
Balance at December 31, 2000 (2,441,928 shares exercisable)	4,584,508	$4.65
Granted	1,321,968	8.32
Exercised	(292,643)	4.41
Forfeited	(693,698)	6.35

Balance at December 31, 2001 (2,594,744 shares exercisable)	4,920,135	5.41
Granted	1,720,178	11.39
Exercised	(622,154)	3.33
Forfeited	(158,995)	10.46

Balance at December 31, 2002 (2,674,654 shares exercisable)	5,859,164	7.26
Granted	711,400	10.26
Exercised	(455,621)	5.29
Forfeited	(348,377)	10.14

Balance at December 31, 2003 (2,841,918 shares exercisable)	5,766,566	7.59

At December 31, 2003, the range of exercise prices, weighted-average remaining contractual life and number exercisable of options outstanding under the SCP was as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ — - $ 1.8500	162,476	0.6	$0.7813	162,476	$0.7813
$ 1.8501 - $ 3.7000	1,250,675	3.1	$2.1701	1,250,675	$2.1705
$ 3.7001 - $ 5.5500	701,970	7.1	$5.0988	252,752	$5.0673
$ 5.5501 - $ 7.4000	1,624,588	7.2	$6.1279	699,973	$6.1241
$ 7.4001 - $ 9.2500	277,050	7.5	$7.9003	110,000	$7.9742
$ 9.2501 - $11.1000	626,114	9.1	$10.6900	49,214	$10.6738
$11.1001 - $12.9500	130,360	7.1	$12.0156	57,360	$11.9511
$12.9501 - $14.8000	82,140	3.3	$13.9400	82,140	$13.9400
$14.8001 - $16.6500	218,240	7.7	$16.4000	67,340	$16.4000
$16.6501 - $18.5000	692,953	8.3	$17.6721	109,988	$17.6753
	5,766,566	6.4	$7.5945	2,841,918	$5.1687

The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date.

(b) Employee stock purchase plans

In 2001, the Company established a qualified Employee Stock Purchase Plan (the “2001 ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the plan. The Company issued 325,370 shares of Common Stock during 2002 pursuant to the 2001 ESPP at an average price per share of $6.28 and issued 174,570 shares of Common Stock during 2001 at an average price per share of $9.12. As of December 31, 2002, all shares available under the plan had been purchased. In February 2003, the Company established a new qualified Employee Stock Purchase Plan (the “2003 ESPP”) and reserved an additional 500,000 shares of Common Stock for purchase under the plan. The Company issued 66,524 shares of Common Stock during 2003 pursuant to the 2003 ESPP at an average price per share of $8.22.

(c) Fair value of options granted

The following table provides the fair value of options granted under the SCP and shares granted under the ESPP during 2003, 2002 and 2001 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2003	2002	2001
Expected volatility	60.7%	78.3%	62.7%
Average risk-free rate	4.9%	3.8%	5.6%
Average expected lives	6.6 years	5 years	5 years
Weighted-average fair value (per share)	$6.52	$6.72	$4.59

(d) Employee Loans for Common Stock

In October 1999, the Company’s Board of Directors approved and implemented a Loan Agreement Program (“Program”) for certain employees, under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company’s stock on the open market. The shares are pledged to the Company to secure the loans. As of December 31, 2003, the Company holds 132,444 shares as collateral for the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20% of the shares for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non- recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders’ deficit. In the event that any one of the employees defaults on the terms of the loans, or leaves the Company prior to vesting, the shares received by the Company or the unvested shares will be recorded as treasury stock.

(19) EMPLOYEE BENEFIT PLANS

The Company has established a profit Sharing and 401(k) plan for all employees who have completed six months of service and are not otherwise covered by a retirement benefit plan (national or private) outside of the U.S. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the plan through payroll deductions. The Company’s matching contributions to the plan are made in stock and are discretionary and are determined each year by the Board of Directors. The employee’s vested percentage regarding the employer’s contribution varies according to years of service. The Company’s contribution accrual to the plan for the years ended December 31, 2003, 2002 and 2001 was $0.1 million, $0.3 million and $0.2 million, respectively.

The Company maintains a health and dental insurance program, which covers all eligible U.S.-based employees and their legal dependants, a portion of the cost, which is covered by the employee. Further, the Company provides certain short-term and long-term disability and life insurance to eligible U.S.-based employees.

(20) BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments;

1)	In the EFT Processing Segment, the Company processes transactions for a network of 3,350 automated teller machines (ATMs) across Europe and in India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services (for prepaid mobile airtime).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of more than 126,000 point-of-sale (POS) terminals providing electronic processing of prepaid mobile phone airtime (“top-up”) services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services that are not directly identifiable with them.

On January 4, 2002, the Company sold substantially all of the assets of its ATM processing business (known as DASH) in the U.S.

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France.

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS No. 144. See Note 25 – Discontinued Operations for additional information on these business components sold during 2002.

The following tables present the segment results of the Company’s operations for the years ended December 31, 2003, 2002 and 2001

	For the year ended December 31, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Total
	(in thousands)
Total revenues	$52,900	$136,185	$15,745	$—	$(423)	$204,407
Total operating expenses	46,253	124,256	14,308	$6,657	(384)	191,090

Operating income/(loss)	6,647	11,929	1,437	(6,657)	(39)	13,317

Interest income	31	1,056	6	164	—	1,257
Interest expense	(631)	(11)	(2)	(6,572)	—	(7,216)
Gain on sale	18,045	—	—	—	—	18,045
Equity in income/(loss) losses from unconsolidated subsidiaries	(1)	645	—	(126)	—	518
Foreign exchange gain/(loss), net	21	(2)	—	(9,747)	38	(9,690)

Total other income/(expense)	17,465	1,688	4	(16,281)	38	2,914

Income/(loss) from continuing operations before income taxes and minority interest	$24,112	$13,617	$1,441	$(22,938)	$(1)	$16,231

Minority interest	$—	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$(201)	$—	$—	$—	$—	$(201)

Segment assets	$46,488	$238,598	$8,155	$10,532	$—	$303,773
Fixed assets	$17,095	$2,908	$798	$(116)	$(27)	$20,658
Depreciation and amortization	$7,207	$3,626	$1,160	$84	$(15)	$12,062

	For the year ended December 31, 2002
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Total
	(in thousands)
Total revenues	$53,918	$—	$17,410	$—	$(280)	$71,048
Total operating expenses	49,109	—	16,976	5,621	(239)	71,467

Operating income/(loss)	4,809	—	434	(5,621)	(41)	(419)

Interest income	51	—	137	59	—	247
Interest expense	(1,108)	—	(13)	(5,132)	—	(6,253)
Loss on facility sublease	—	—	(249)	—	—	(249)
Equity in losses from unconsolidated subsidiaries	(183)	—	—	—	—	(183)
Gain/(loss) on early retirement of debt	—	—	—	(955)	—	(955)
Foreign exchange gain/(loss), net	2,600	—	—	(6,833)	—	(4,233)

Total other income/(expense)	1,360	—	(125)	(12,861)	—	(11,626)

Income/(loss) from continuing operations before income taxes and minority interest	$6,169	$—	$309	$(18,482)	$(41)	$(12,045)

Minority interest	$100	$—	$—	$—	$—	$100
Loss from discontinued operations before income taxes	$5,054	$—	$—	$—	$—	$5,054

Segment assets	$50,347	$—	$6,955	$9,257	$—	$66,559
Fixed assets	$20,431	$—	$854	$109	$—	$21,394
Depreciation and amortization	$8,572	$—	$1,031	$56	$—	$9,659

	For the year ended December 31, 2001
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Total
	(in thousands)
Total revenues	$45,942	$—	$15,221	$—	$(180)	$60,983
Total operating expenses	43,596	—	17,096	6,521	(180)	67,033

Operating income/(loss)	2,346	—	(1,875)	(6,521)	—	(6,050)

Interest income	138	—	36	104	—	278
Interest expense	(1,261)	—	—	(8,125)	—	(9,386)
Gain/(loss) on early retirement of debt	—	—	—	9,677	—	9,677
Foreign exchange gain/(loss), net	691	—	(26)	4,760	—	5,425

Total other income/(expense)	(432)	—	10	6,416	—	5,994

Income/(loss) from continuing operations before income taxes and minority interest	$1,914	$—	$(1,865)	$(105)	$—	$(56)

Minority Interest	$—	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$(123)	$—	$—	$—	$—	$(123)
Segment assets	$47,259	$—	$8,409	$5,723	$—	$61,391
Fixed assets	$20,097	$—	$1,243	$58	$—	$21,398
Depreciation and amortization	$7,895	$—	$744	$146	$—	$8,785

Total revenues for the three years ended December 31, 2003 and long-lived assets as of December 31, 2003 and December 31, 2002 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues For the year ended December 31,			Long-lived Assets As of December 31
	2003	2002	2001	2003	2002
U.S.	$17,818	$17,410	$15,221	$804	$854
Germany	14,280	12,093	10,492	3,788	2,741
Poland	16,887	12,899	12,309	6,509	8,223
Hungary	7,397	7,139	8,323	5,049	6,703
U.K.	94,762	14,480	10,210	1,141	—
Australia	37,752	—	—	470	—
Czech Republic	3,917	—	—	1,960	2,014
Other	11,594	7,027	4,428	937	859

Total	$204,407	$71,048	$60,983	$20,658	$21,394

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing Segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

(21) FINANCIAL INSTRUMENTS

Most of Euronet’s financial instruments (cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other current liabilities, advance payments on contracts, billings in excess of costs and estimated earnings on software installation contracts, costs and estimated earnings in excess of billings on software installation contracts) are short-term in nature. Accordingly, the carrying value of these instruments approximates their fair values. Additionally, the fair value of notes payable was $56 million at December 31, 2003, and $38.8 million at December 31, 2002, approximately the same as their carrying value.

(22) RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a Credit Facility Loan Agreement under which it borrowed an aggregate of $0.5 million from Michael J. Brown, the CEO and a Director of the Company, to fund transactions on its Czech Republic ATM network. Amounts advanced under this loan agreement mature six months from the date an advance is made, but were extended for a second six-month period. The loans were unsecured with a stated interest of 10% per annum. In January 2002, the loan and related interest were paid in full.

For the years ended December 31, 2003 and 2002, the Company recorded $0.3 million and $0.1 million, respectively, in revenue related to CashNet Egypt, an unconsolidated subsidiary, with respect to a data processing and technical services agreement.

For the year ended December 31, 2002, the Company recorded $0.2 million in revenue related to Europlanet, an unconsolidated subsidiary, with respect to a data processing and technical services agreement.

(23) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Euronet is subject to concentrations of business and credit risk. Euronet’s financial instruments mainly include trade accounts receivables and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base, although limited, includes the most significant international card organizations and certain banks in the markets and the Prepaid Processing Segments customer base, while diverse, includes several major retailers and/or distributors in markets which they operate. Therefore, the Company’s operations are directly affected by the financial condition of those entities.

Cash and cash equivalents are placed with high credit quality financial institutions or in short-term duration, high quality debt securities. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures, which monitor credit worthiness of customers and financial institutions and to the purchased credit enhancement protection. However, in the U.K. market, the Company purchases credit enhancement protection for its significant named retailer customers.

(24) RESEARCH AND DEVELOPMENT

The following table provides the detailed activity related to capitalized software costs for the three years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Software Solutions
Beginning balance–capitalized development cost	$1,584	$1,711	$887
Additions–capitalized in the period	1,173	555	1,281
Amortization–expense in the period	(922)	(682)	(457)

Net capitalized development cost	$1,835	$1,584	$1,711

The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to Euronet’s customers, including bill payment and presentment, telephone banking products, applications for wireless application protocol (“WAP”) enabled customer touch points, other wireless banking products, prepaid mobile phone recharge products, browser-based ATM software products, Internet banking solutions and POS terminal products, including GPRS technology. The Company is also making significant improvements to its core software products.

(25) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sale of U.S. ATM Network Processing Services Business

In January 2002, the Company concluded an asset purchase agreement, whereby EFT Network Services, LLC (also known as DASH) sold substantially all of its assets to FNF (formerly Alltel Information Systems) for $6.8 million in cash. DASH was a wholly owned subsidiary of Euronet USA Inc., which is a wholly owned subsidiary of Euronet Worldwide, Inc. The Company recorded a pre-tax gain of approximately $4.8 million related to this transaction.

The Company also entered into a significant software license agreement (the “License Agreement”) whereby Euronet USA granted FNF a nonexclusive license to use, distribute and develop versions 1.5 and 2.2 of Euronet USA’s GoldNet ATM Network Processing Software (“GoldNet Software”). The License Agreement includes certain territorial and other restrictions on the use and distribution of the GoldNet Software by FNF. The License Agreement does not restrict the ability of Euronet USA to continue to sell its GoldNet Software, except that Euronet USA may not sell to former DASH customers or new FNF network processing customers.

Sale of France ATM Network Processing Services Business

In July 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France to Atos S.A. Non-current assets and capital lease obligations related to the France business have been removed from continuing operations and classified under discontinued operations. The Company incurred a loss on disposal of the France business of $0.1 million.

As a result of the above, the results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS 144.

The summary operating results of discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Year Ended December 31, 2003
	DASH	France	Total
Revenues	$—	$—	$—
Operating expenses	—	201	201

Operating income/(loss)	—	(201)	(201)
Other income	—	—	—
Gain/(loss) on disposal	—	—	—

Income (loss) before taxes	—	(201)	(201)
Income tax expense	—	—	—

Net loss of discontinued operations	$—	$(201)	$(201)

	Year Ended December 31, 2002
	DASH	France	Total
Revenues	$101	$563	$664
Operating expenses	3	648	651

Operating income/(loss)	98	(85)	13
Other income	—	315	315
Gain/(loss) on disposal	4,845	(119)	4,726

Income before taxes	4,943	111	5,054
Income tax expense	(1,857)	(78)	(1,935)

Net income of discontinued operations	$3,086	$33	$3,119

	Year Ended December 31, 2001
	DASH	France	Total
Revenues	$2,295	$893	$3,188
Operating expenses	1,413	1,692	3,105

Operating income/(loss)	882	(799)	83
Other expense	(21)	(185)	(206)
Gain/(loss) on disposal	—	—	—

Income/(loss) before taxes	861	(984)	(123)
Income tax (benefit)/expense	(293)	335	42

Net income/(loss) of discontinued operations	$568	$(649)	$(81)

There were no assets or liabilities held for sale at December 31, 2003. The components of assets and liabilities held for sale as of December 31, 2002 are as follows:

	As of December 31, 2002
	DASH	France	U.K.	Total
	(in thousands)
Current assets	$—	$—	$1,240	$1,240
Fixed assets	—	—	9,527	9,527

Total assets from discontinued operations	$—	$—	$10,767	$10,767

Current liabilities	$—	$—	$2,866	$2,866
Long-term liabilities	—	—	671	671

Total liabilities from discontinued operations	$—	$—	$3,537	$3,537

(26) COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company has standby letters of credit issued on its behalf in the amount of approximately $4.2 million. These standby letters of credit are fully collateralized by cash deposits held by the respective issuing banks. The Company is not currently involved in any material legal proceedings. See Note 4 – Acquisitions, for earn-out commitments related to transact and AIM acquisitions.

(27) SUBSEQUENT EVENTS

Acquisition of Prepaid Concepts, Inc.

In January 2004, Euronet purchased all of the share capital of Prepaid Concepts, Inc. (“Precept), a company based in California. The purchase price for the Precept shares was approximately $17.8 million. The Company paid $4.0 million in cash, issued promissory notes in the original principal amount of $4.0 million and issued 527,180 shares of Euronet Common Stock for the Precept shares. Of the issued shares of Common Stock, 400,000 shares will be held in escrow and released on February 25, 2005 subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of Euronet Common Stock as described more fully below:

•	Deferred purchase price in the amount of $2.0 million, bearing interest at an annual rate of 7% and payable October 30, 2004. Principal payments are payable in three installments on April 30, 2004, July 30, 2004 and October 30, 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable at maturity on February 25, 2005. Euronet has the option to pay the principal and interest at maturity in shares of Common Stock valued at a 10% discount to the average market price for twenty trading days prior to the maturity date. In addition, at any time prior to the maturity date, the amount outstanding under these notes is convertible into shares of Euronet Common Stock at the option of the holders, based upon a conversion price of $28.43 per share.

The following table summarizes the total cost of the acquisition of Precept. Note that all amounts are included as of the purchase price date. Certain small changes are ongoing, due to minor adjustments to acquisition costs (unaudited, in thousands):

Cash paid at closing	$4,000
Notes payable	4,000
Euronet Common Stock: 527,180 shares	9,801

Total paid to shareholders	17,801
Transaction costs and share registration fees	23

Total purchase price	$17,824

Assets Acquired

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Customer relationships	8 years	$3,367
Software	5 years	118
Goodwill	N/A	14,339

Total intangible assets		$17,824

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

Euronet agreed to file with the SEC a registration statement to enable the public resale of the Common Stock received by the former shareholders of Precept. The Common Stock issued at the closing of the transaction and issuable upon conversion of the convertible notes may be transferred by the holders upon receipt of such shares (subject to the escrow provision described above) as of the filing of the SEC registration statement, which occurred in February 2004.

Line of Credit

In February 2004, the Company entered into a two-year unsecured revolving credit agreement providing a facility of up to $10.0 million with a bank. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. There are certain financial performance covenants and dividend restrictions that must be maintained under the agreement. Interest accrues on any balances outstanding at a PRIME-based floating rate or LIBOR-based rates for 90-day periods. As of March 15, 2004, no funds had been drawn under the facility.

SELECTED QUARTERLY DATA (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2003
Net revenues	$33,100		$48,141	$53,061	$70,105
Operating income/(loss)	1,151		2,784	3,690	5,692
Net income/(loss) from continuing operations	15,421	(1)	(2,775)	1,425	(2,086)
Net income/(loss) per common share from continuing operations:
Basic	0.61		(0.10)	0.05	(0.08)
Diluted	0.57		(0.10)	0.05	(0.08)

Year ended December 31, 2002
Net revenues	$17,040		$17,525	$17,889	$18,594
Operating income/(loss)	146		953	(615)	(903)
Net income/(loss) from continuing operations	675		(4,888)	(2,496)	(2,924)
Net income/(loss) per common share from continuing operations:
Basic	0.03		(0.21)	(0.11)	(0.12)
Diluted	0.03		(0.21)	(0.11)	(0.12)

(1) Includes gain on sale of UK ATM network

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG Polska Sp. z o.o. was previously the principal accountants for Euronet and subsidiaries. On November 12, 2003, that firm’s appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the board of directors at the recommendation of the audit committee.

In connection with the audits of the two fiscal years ended December 31, 2002, there were no disagreements with KPMG Polska Sp. z o.o. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in connection with their opinion to the subject matter of the disagreement.

The audit reports of KPMG Polska Sp. z o.o. on the consolidated financial statements of Euronet and its subsidiaries as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Euronet provided KPMG Polska Sp. z o.o. with a copy of the foregoing disclosures and requested that KPMG Polska Sp. z o.o. provide a letter stating whether it agrees with the statements made by the registrant. KPMG Polska Sp. z o.o. provided a letter, dated November 12, 2003, stating its agreement with such statements, which is attached as Exhibit 16.1 to Euronet’s Form 8-K, which was filed with the Commission on November 17, 2003 and incorporated by reference herein.

During the years ended December 31, 2002 and 2001 and through November 12, 2003, Euronet, in the ordinary course of business, consulted with KPMG LLP on various matters related to our operations in the United States and with respect to certain transactions. These consultations were made in the context of KPMG LLP assisting KPMG Polska Sp. z o.o. in the execution of their work as the Company’s auditors and were coordinated by KPMG Polska Sp. z o.o. There were no consultations regarding the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters, disagreements or reportable events as set forth in Items 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for the Annual Meeting of Shareholders for 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders for 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders for 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed as Part of this Report.

1. Financial Statements

The consolidated financial statements and related notes, together with the reports of KPMG LLP and KPMG Polska Sp.z o.o., appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

2. Schedules

None.

3. Exhibits

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below. Exhibits 10.1 – 10.9 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b) Euronet filed the following reports on Form 8-K:

Filing Date	Item Reported
October 28, 2003	Form 8-K (Item 7: Exhibits; and Item 12: Results of Operations and Financial Condition)

November 17, 2003	Form 8-K (Item 4: Changes in Office of Registrant’s Certifying Accountant; and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits)

November 25, 2003	Form 8-K (Item 2: Acquisition or Disposition of Assets; and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits)

November 26, 2003	Form 8-K (Item 7: Exhibits; and Item 12: Results of Operations and Financial Condition)

December 4, 2003	Form 8-K (Item 5: Other Events; and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: March 15, 2004	/s/ Michael J. Brown
Michael J. Brown Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of March 2004 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Daniel R. Henry Daniel R. Henry	Chief Operating Officer, President and Director

/s/ Rick L. Weller Rick L. Weller	Chief Financial Officer and Chief Accounting Officer

/s/ Andzrej Olechowski Andzrej Olechowski	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director

/s/ Paul S. Althasen Paul S. Althasen	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord	Director

/s/ Rick L. Weller Rick L. Weller	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit	Description
2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between the Registrant and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among the Registrant, Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

4.1	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003

4.2	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

4.3	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

4.4	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s quarterly report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

4.5	Amendment No. 2 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.7	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.8	Form of Certificate issued to the shareholders of transact Elektronische Zahlungssysteme GmbH, dated November 19-20, 2003 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.9	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.10	Agreement, dated November 20, 2003, between the Registrant and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.11	Rights Agreement, dated as of March 21, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.12	First Amendment to Rights Agreement, dated as of November 28, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between the Registrant and Michael J. Brown, CEO

10.2	Employment Agreement executed in October 2003, between the Registrant and Daniel R. Henry, COO

10.3	Employment Agreement executed in October 2003, between the Registrant and Jeffrey B. Newman, Executive Vice President

10.4	Employment Agreement executed in October 2003, between the Registrant and James P. Jerome, Executive Vice President

10.5	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay

10.6	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay

10.7	Euronet Long-Term Incentive Stock Option Plan (1996), as amended

10.8	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended

10.9	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement for Annual Meeting of Stockholders held on May 8, 2002 and incorporated by reference herein)

10.10	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant

31.1	Section 302 – Certification of Chief Financial Officer

31.2	Section 302 – Certification of Chief Executive Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer

99.1	Risk Factors