Form 10-Q
period 2004-03-31
EURONET WORLDWIDE INC
filed 2004-05-10
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the Company had 30,723,667 common shares outstanding.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	As of
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,268	$19,245
Restricted cash	37,613	58,280
Trade accounts receivable, net of allowances for doubtful accounts of $1,395 at March 31, 2004 and $1,047 at December 31, 2003	77,140	75,648
Earnings in excess of billings on software installation contracts	411	729
Deferred income tax	2,543	2,543
Prepaid expenses and other current assets	19,184	11,509

Total current assets	156,159	167,954
Property, plant and equipment, net of accumulated depreciation of $45,784 at March 31, 2004 and $45,817 at December 31, 2003	20,979	20,658
Goodwill	104,034	88,512
Deferred income taxes	274	279
Acquired intangible assets, net of accumulated amortization of $2,529 at March 31, 2004 and $1,704 at December 31, 2003	25,460	22,772
Other assets, net of accumulated amortization of $2,466 at March 31, 2004 and $2,380 at December 31, 2003	3,315	3,598

Total assets	$310,221	$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$93,238	$97,188
Accrued expenses and other current liabilities	36,773	39,277
Debt obligations	21,635	5,930
Accrued interest on notes payable	1,148	381
Income taxes payable	4,877	3,316
Deferred income taxes	1,539	1,374
Other	2,455	4,460

Total current liabilities	161,665	151,926
Debt obligations	40,435	59,032
Deferred income tax	8,579	7,828
Other long term liabilities	2,808	3,118

Total liabilities	213,487	221,904

Stockholders’ equity:
Common stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 30,403,237 shares at March 31, 2004 and 29,525,554 at December 31, 2003	608	590
Additional paid-in-capital	210,144	198,377
Treasury stock	(145)	(145)
Employee loans for stock	(427)	(427)
Subscription receivable	26	26
Accumulated deficit	(114,582)	(117,871)
Restricted reserve	777	777
Accumulated other comprehensive income	333	542

Total stockholders’ equity	96,734	81,869

Total liabilities and stockholders’ equity	$310,221	$303,773

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Income

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2004	2003
Revenues:
EFT processing services	$14,940	$11,889
Prepaid processing services	62,919	17,372
Software and related revenue	3,196	3,839

Total revenues	81,055	33,100

Operating expenses:
Direct operating costs	56,674	20,005
Salaries and benefits	10,088	6,875
Selling, general and administrative	4,226	2,313
Depreciation and amortization	3,554	2,756

Total operating expenses	74,542	31,949

Operating income	6,513	1,151

Other income (expense):
Interest income	571	353
Interest expense	(1,836)	(1,607)
Gain on sale of U.K. ATM network	—	18,001
Equity in income (loss) from unconsolidated subsidiaries	(21)	37
Loss on early retirement of debt	(71)	—
Foreign exchange gain (loss), net	235	(1,839)

Total other income (expense)	(1,122)	14,945

Income from before income taxes	5,391	16,096
Income tax expense	(2,105)	(675)

Net income	3,286	15,421

Translation adjustment	(205)	47

Comprehensive income	$3,081	$15,468

Income per share-basic:
Net income	$0.11	$0.61
Basic weighted average shares outstanding	30,120,295	25,215,308
Income per share-diluted:
Net income	$0.10	$0.57
Diluted weighted average shares outstanding	33,351,456	26,936,990

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2004	2003
Net income	$3,286	$15,421

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,554	2,756
Unrealized foreign exchange (gain) loss	(672)	904
Gain on sale of U.K. ATM network	—	(18,001)
Deferred income tax benefit	1,563	501
Change in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in restricted cash	20,667	(8,049)
Decrease in trade accounts receivable	414	19,497
Increase in prepaid expenses and other current assets	(1,283)	(2,646)
Decrease in trade accounts payable	(13,789)	(12,185)
Increase (decrease) in accrued expenses and other liabilities	(2,962)	6,297
Other	(1,371)	1,795

Net cash provided by operating activities	9,407	6,290

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,600)	(27,967)
Sale of U.K. ATM network	—	24,418
Fixed asset purchases	(2,000)	(236)
Other	(65)	(218)

Net cash used in investing activities	(4,665)	(4,003)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	1,769	611
Debt obligation repayments	(6,550)	(1,096)
Other	(2)	45

Net cash used in financing activities	(4,783)	(440)

Effect of exchange differences on cash	64	62

Net increase in cash and cash equivalents	23	1,909
Cash and cash equivalents at beginning of period	19,245	12,021

Cash and cash equivalents at end of period	$19,268	$13,930

Interest paid during quarter	$1,069	$1,226
Income taxes paid during quarter	$998	$21

See accompanying notes to the unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with generally accepted accounting principles of the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2004, the results of its operations for the three-month periods ended March 31, 2004 and 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2003, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2003 set forth in the Company’s Form 10-K.

NOTE 3—EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive earnings per share reflect the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable. The following table provides a reconciliation of the weighted average number of common shares outstanding to the fully diluted weighted average number of common shares outstanding:

	As of March 31,
	2004	2003
Weighted average common shares outstanding	30,120,295	25,215,308
Dilutive effect of:
Convertible warrants	196,572	89,802
Stock options *	3,034,589	1,631,880

Weighted average common shares outstanding, assuming dilution	33,351,456	26,936,990

*	Includes options with strike prices below the average fair market value of Euronet common shares during the period.

The table above does not reflect options of 137,000 for the three months ended March 31, 2004 that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options.

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

Acquisition of Prepaid Concepts, Inc.

In January 2004, Euronet purchased all of the share capital of Prepaid Concepts, Inc. (Precept), a company based in California. Precept is a U.S. based top-up company that distributes prepaid services via point-of-sale (POS) terminals. Euronet will use Precept’s resources to enhance the Company’s U.S. prepaid program, called PaySpot, which enables customers to purchase airtime and long-distance calling plans from POS terminals across the country.

The purchase price assigned for the Precept shares was approximately $17.8 million. The Company paid $4.0 million in cash, issued promissory notes in the original principal amount of $4.0 million and issued 527,180 shares of Euronet Common Stock for the Precept shares. Of the issued shares of Common Stock, 160,000 shares will be held in escrow and released on February 25, 2005 subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of Euronet Common Stock as described more fully below. The principal terms of the promissory notes issued in this transaction are as follows:

•	Installment promissory notes in the amount of $2.0 million, bearing interest at an annual rate of 7% and payable October 30, 2004. Principal payments and interest are payable in three installments on April 30, July 30, and October 30, 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable at maturity on February 25, 2005. Euronet has the option to pay the principal and interest at maturity in shares of Common Stock valued at a 10% discount to the average market price for 20 trading days prior to the maturity date. In addition, at any time prior to the maturity date, the amount outstanding under these notes is convertible into shares of Euronet Common Stock at the option of the holders, based upon a conversion price of $28.43 per share.

The following table summarizes the total cost of the acquisition of Precept. Note that all amounts are included as of the purchase price date. Certain minor changes are ongoing, due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands):

Cash paid at closing	$4,000
Notes payable	4,000
Estimated fair value of Euronet Common Stock (527,180 common shares)	9,801

Total paid to Precept shareholders	17,801
Transaction costs and share registration fees (preliminary estimate)	23

Total purchase price	$17,824

Assets Acquired

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Net tangible assets acquired	various	$320
Customer relationships	8 years	3,367
Software	5 years	118
Goodwill	N/A	15,203
Less: Deferred income tax		(1,184)

Total value assigned to tangible and intangible assets		$17,824

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

Acquisitions of e-pay, AIM and transact

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), an electronic payments processor of prepaid mobile phone airtime “top-up” services in the U.K. and Australia. Subsequent to the acquisition, e-pay added service in Ireland, Poland and New Zealand. Substantially all of the purchase price was allocated to intangible assets including goodwill. The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital, and intangible assets, such as software, trademarks and trade names, customer relationships, and goodwill.

In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (AIM), a U.S.-based top-up company that distributed prepaid services via point-of-sale (POS) terminals in 36 states. Euronet will use AIM’s resources to enhance the Company’s PaySpot program, which enables consumers to purchase wireless airtime and long-distance calling plans from POS terminals across the country. The assets of AIM were purchased on an “earn-out” basis, with $2.0 million of the purchase price paid at closing in cash and Euronet stock, and the remainder is to be paid 30% in cash and 70% in Euronet Common Stock valued at market prices at time of payment over two years, based upon defined financial results of the network purchased, with maximum additional consideration of $5.5 million. No amounts have been recorded at March 31, 2004 for this contingent obligation.

In November 2003, the Company purchased 100% of the shares of transact Elektronische Zahlungssysteme GmbH, which it refers to as “transact,” a company based in Germany. The transfer of the transact shares to the Company is staged, with 96% of the transact shares transferred at closing and the remaining 4% transferred upon payment by us on January 14, 2005 of the “earn-out” payment described below. The Company paid approximately $17.8 million in cash and issued 643,048 shares of Common Stock for the transact shares. Based on our expectation of future results, a future payment of between $20.0 million and $30.0 million is possible. No amounts have been recorded at March 31, 2004 for this contingent obligation. Based on these estimates, the Company could issue between 666,667 and 1,000,000 additional shares of Common Stock to the transact selling stockholders on January 14, 2005. However, because the shares issued and issuable pursuant to the transact and Fletcher transactions may be considered to be part of the same transaction for purposes of the Nasdaq Marketplace Rules, the Company has agreed not to issue more than approximately 705,500 shares of Common Stock to pay the earn-out payment without prior stockholder approval. The Company is required to pay in cash any amount of the earn-out payment that is not paid in shares of Euronet Common Stock.

To finance the transact acquisition, Euronet privately placed 1,131,363 shares of Common Stock with Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, and received proceeds of $20.0 million. The per share purchase price of approximately $17.68 was based on the volume-weighted average price for shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, Euronet granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights may be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights may be exercised by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which period may be extended under certain circumstances. The additional investment rights may, under certain circumstances, be exercised on a “net settlement basis”, under which Fletcher is not required to purchase shares, but receives a number of shares of Common Stock that corresponds to any discount between the price Fletcher was to pay for the stock and the then-current market price of the Common Stock that Fletcher could have purchased from Euronet. As described more fully below in Note 12-Subsequent Events, Fletcher exercised its additional investment rights through net settlement to the extent of $8 million (one-half of their rights) on April 13, 2004. The Company may not compel Fletcher to exercise its additional investment rights. Should Fletcher not exercise its additional investment rights, Euronet anticipates funding the cash portion of the transact earn-out payment with either cash generated by its operations or other borrowings or some combination of these items.

Pro forma results

The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three months ended March 31, 2003 as if the acquisitions of e-pay, AIM, transact and Precept had occurred as of January 1, 2003. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet.

EURONET WORLDWIDE INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Revenues, Income from Operations and Net Income

	For the three months ended March 31, 2003
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$33,100	$13,914	$47,014
Income from operations	15,421	792	16,213
Net income	15,421	792	16,213
Income per share—basic:
Income from continuing operations	$0.61		$0.55
Net income	$0.61		$0.55
Income per share—diluted:
Income from continuing operations	$0.57		$0.52
Net income	$0.57		$0.52

No pro forma combined results table is required for the three months ended March 31, 2004 as all acquisitions are included in the combined results of operations for the full quarter.

NOTE 5—SALE OF SUBSIDIARY

GAIN ON DISPOSITION OF U.K. ATM NETWORK

In January 2003, the Company sold 100% of the shares in its U.K. subsidiary, Euronet Services (U.K.) Ltd. (“Euronet U.K.”) to Bridgepoint Capital Limited for approximately $29.4 million in cash, subject to certain working capital adjustments. A gain of $18.0 million was reported on the sale for the three months ended March 31, 2003. The Acquisition Agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the U.K., including a “Tax Deed” providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to periods prior to January 1, 2003 but arise after the sale.

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed a 5-year ATM Outsourcing and Gateway Services Agreement under which Euronet will provide services that are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint. Management has allocated $4.5 million of the total sale proceeds to the Services Agreement, which will be accrued to revenues on a straight-line basis over the five-year contract term beginning January 1, 2003, representing approximately $0.9 million annually. The results of operations of Euronet U.K. continue to be included in operations due to the ongoing revenues generated under the Services Agreement.

NOTE 6—BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments:

1)	In the EFT Processing Segment, the Company processes transactions for a network of 3,870 automated teller machines (ATMs) across Europe and in India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and electronic top up services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of more than 150,000 point-of-sale (POS) terminals providing electronic processing of prepaid mobile phone airtime (“top-up”) services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services that are not directly identifiable with them.

The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2004 and 2003 (unaudited, in thousands):

	For the three months ended March 31, 2004
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Total
Total revenues	$14,940	$62,919	$3,196	$—	$—	$81,055
Operating expenses:
Direct operating costs	6,884	49,712	78	—	—	56,674
Salaries and benefits	3,523	3,370	2,161	1,033	1	10,088
Selling, general and administrative	708	1,992	529	1,045	(48)	4,226
Depreciation and amortization	1,835	1,466	221	32	—	3,554

Total operating expenses	12,950	56,540	2,989	2,110	(47)	74,542

Operating income (loss)	1,990	6,379	207	(2,110)	47	6,513

Other income (expense):
Interest income	14	544	1	12	—	571
Interest expense	(176)	(23)	(1)	(1,636)	—	(1,836)
Equity in losses of unconsolidated subsidiaries	—	—	—	(21)	—	(21)
Loss on early retirement of debt	—	—	—	(71)	—	(71)
Foreign exchange gain	—	—	—	235	—	235

Total other (expense) income	(162)	521	—	(1,481)	—	(1,122)

Income (loss) from continuing operations before income taxes and minority interest	$1,828	$6,900	$207	$(3,591)	$47	$5,391

Segment assets as of March 31, 2004	$45,649	$252,900	$6,620	$5,053	$—	$310,221
Fixed assets as of March 31, 2004	$16,529	$3,794	$659	$24	$(27)	$20,979

	For the three months ended March 31, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Total
Total revenues	$11,961	$17,372	$3,894	$—	$(127)	$33,100
Operating expenses:
Direct operating costs	5,765	14,007	307	—	(74)	20,005
Salaries and benefits	3,067	812	2,375	620	1	6,875
Selling, general and administrative	452	411	695	809	(54)	2,313
Depreciation and amortization	1,846	618	275	22	(5)	2,756

Total operating expenses	11,130	15,848	3,652	1,451	(132)	31,949

Operating income (loss)	831	1,524	242	(1,451)	5	1,151

Other income (expense):
Interest income	8	218	2	125	—	353
Interest expense	(192)	(2)	—	(1,413)	—	(1,607)
Equity in income (loss) from unconsolidated subsidiaries	—	55	—	(18)	—	37
Gain on sale of subsidiary	—	—	—	18,001	—	18,001
Foreign exchange loss	—	—	—	(1,839)	—	(1,839)

Total other income (expense)	(184)	271	2	14,856	—	14,945

Income from continuing operations before income taxes and minority interest	$647	$1,795	$244	$13,405	$5	$16,096

Segment assets as of December 31, 2003	$46,488	$236,950	$8,155	$12,180	$—	$303,773
Fixed assets as of December 31, 2003	$17,095	$2,908	$798	$(116)	$(27)	$20,658

Total revenues for the three-month periods ended March 31, 2004 and March 31, 2003, and long-lived assets as of March 31, 2004 and December 31, 2003 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues For the three month ended March 31,		Long-lived Assets
	2004	2003	As of March 31, 2004	As of December 31, 2003
United States	$8,899	$3,894	$941	$804
Germany	7,476	3,139	4,200	3,788
Poland	4,883	3,681	6,099	6,509
Hungary	1,766	1,772	4,901	5,049
U.K.	38,572	12,244	1,380	1,141
Australia	14,283	5,126	293	470
Czech Republic	737	1,411	1,770	1,960
Other	4,439	1,833	1,395	937

Total	$81,055	$33,100	$20,979	$20,658

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S. Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 7—RESTRICTED CASH

As of March 31, 2004, the Company had $37.6 million of restricted cash, of which $36.0 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected on behalf of others and held in designated trust accounts or other restricted accounts that are not available for operating business activities. The remaining $1.6 million in restricted cash is held as security with respect to cash provided by banks participating in the ATM network.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended March 31,
	2004	2003
Net (loss) income, as reported	$3,286	$15,421
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(930)	(1,197)

Pro forma net income	$2,356	$14,224

Earnings per share:
Basic - as reported	$0.11	$0.61
Basic - pro forma	$0.08	$0.56
Diluted - as reported	$0.10	$0.57
Diluted - pro forma	$0.07	$0.53
Basic weighted average shares outstanding	30,120,295	25,215,308
Fully diluted weighted average shares outstanding	33,351,456	26,936,990

Pro forma impact reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

NOTE 9—NOTES PAYABLE AND CREDIT FACILITIES

A summary of the activity for the three months ended March 31, 2004 for all debt obligations is presented below (in thousands):

Debt Obligations

Balances and activity for the three months ended March 31, 2004

	12 3/8% Senior Discount Notes	Acquisition Indebtedness		Subsidiary Operating and Asset Debt	Lines of Credit	Capital Leases	Total
		(e-pay note due Feb. 2005)	(Precept notes due Jan. 2005)
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	414	—	—	4,414
Less: Payments	(4,981)	—	—	(138)	(1,202)	(229)	(6,550)
Adjust: Accretion of discount/interest	(22)	—	30	—	—	—	8
Adjust: Foreign exchange loss (gain)	(1,095)	331	—	—	—	—	(764)

Balance at March 31, 2004	$37,423	$12,602	$4,030	$2,281	$772	$4,962	$62,070

The Company also has a two-year unsecured revolving credit agreement for up to $10.0 million with a U.S. financial institution. The proceeds from the facility can be used for working capital needs, acquisitions and other corporate purposes. Certain financial performance covenants must be maintained under the credit agreement; at March 31, 2004 the Company was in compliance with these performance covenants. Interest accrues on any balances outstanding at prime-based or LIBOR plus based rates. As of March 31, 2004, there was no outstanding balance under this credit agreement. Subsequent to March 31, 2004, the Company borrowed $2.5 million under the agreement, all of which is outstanding at April 30, 2004.

The credit agreement permitted the release of approximately $4.2 million in restricted cash held as collateral on various letters of credit issued by the financial institution on behalf of Euronet. As of March 31, 2004, banks have issued letters of credit on the Company’s behalf of $4.5 million. Subsequent to the March 31, 2004, $2 million in these letters of credit were cancelled, leaving $2.5 million in letters of credit outstanding at April 30, 2004.

NOTE 10—RELATED PARTY TRANSACTIONS

See Note 4 - Acquisitions for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the historic business owners (now Euronet shareowners) in connection with the acquisitions of various Prepaid Processing businesses.

NOTE 11—RECLASSIFICATION

Beginning in January 2003, the Company changed its business segment reporting to better align its financial reporting with its business operations and reflect the acquisition of e-pay. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), all prior segment information has been restated to conform to this new financial reporting presentation. Other reclassifications of prior period balances have been made to conform with current period presentation.

NOTE 12—SUBSEQUENT EVENTS

Additional Common Stock issuance

On April 13, 2004, our recent private equity investor, Fletcher International Ltd., exercised 50% of its additional investment rights in accordance with its agreement with Euronet, requesting net share settlement of 233,451 shares. Following this exercise, Fletcher holds an additional $8 million in additional investment rights, which entitles it to either purchase shares or receive shares on a net settlement basis under certain conditions through May 2005.

Additional repayment of 12 3/8% Senior Discount Notes

In April 2004, the Company repurchased $5 million of its 12 3/8% Senior Discount Notes. The current balance of the 12 3/8% Senior Discount Notes is approximately $32.4 million after this repurchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview

Euronet Worldwide offers ATM outsourcing services, integrated EFT software and related consulting services, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate the largest independent pan-European ATM network and the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia, and process electronic top-up transactions at more than 150,000 POS terminals across over 60,000 retailers in Europe, Asia Pacific and the U.S. With corporate headquarters in Leawood, Kansas, USA, and 17 offices worldwide, Euronet serves clients in more than 60 countries.

Economic Factors, Industry Factors and Risks

Our company faces certain economic and industry-wide factors that could materially affect our business. As an international company, economic, political, technology infrastructure and legal issues in every country in which we operate could have a positive or negative impact, and therefore are also considered risks. Some of the more significant factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services as well as retention and maintenance of preferred technology for distribution of electronic services;

•	Foreign exchange fluctuations;

•	Competition from bank-owned ATM networks, outsource providers of ATM services, providers of prepaid mobile phone services, including mobile operators, and software providers;

•	Our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of assumption by mobile operators of direct distribution mobile phone time and contract terminations with major customers; and

•	Changes in laws and regulations affecting our business.

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and our other filings with the SEC, which are incorporated herein by reference.

Lines of Business, Geographic Locations and Principal Products and Services

We operate in three principal business segments:

•	In our EFT Processing Segment, we process transactions for a network of 3,870 ATMs across Europe and in India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services for prepaid mobile airtime.

•	Through our Prepaid Processing Segment, we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 150,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

•	Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

As of March 31, 2004 we had 10 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt. Our executive offices are located in Leawood, Kansas, U.S.A.

Sources of Revenues and Cash Flow

Euronet earns revenues and income based on ATM management fees, transaction fees, processing fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described further below.

EFT Processing Segment—Of total segment revenue, approximately 51% was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements). We believe our strategy to shift from a largely proprietary, Euronet-

owned ATM network to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investments. On our proprietary network, we generally charge fees for four types of transactions that are processed on our ATMs:

•	cash withdrawals;

•	balance inquiries;

•	transactions not completed because the relevant card issuer does not give authorization; and

•	prepaid telecommunication recharges

Transaction fees for cash withdrawals vary from market to market but generally range from $0.60 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include transaction fees earned under the electronic recharge solutions that we distribute through our ATMs in EFT Processing Segment revenues. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from $0.40 to $1.80 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

Customer-owned ATMs operated under service agreements require a nominal up-front capital investment by us because we do not purchase the ATMs. We typically, but not necessarily in all cases, charge a per ATM management fee and a transaction fee for each ATM managed under our outsourcing agreements. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Prepaid Processing Segment - The significant growth in the revenue and operating income in our Prepaid Processing Segment is the result of the acquisitions of e-pay, transact, AIM and Precept (see discussion below and Note 4 to the unaudited consolidated financial statements) together with the significant growth rates experienced at each of these businesses. During 2003, e-pay was still establishing contractual relationships with many large and small retailers to distribute mobile top-up services through POS terminals. Revenues have grown rapidly each quarter as the level of business at the retailers concerned has ramped up to full realization. Growth in the business is also attributable to the conversion by mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions. We do not expect these growth rate levels to continue.

Revenue is recognized based on processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions of the mobile phone operator agreements, mobile phone operators have the ability to reduce the overall processing fee paid on each top-up transaction. However, by virtue of our contracts with retailers, not all of these reductions are absorbed by us as commission rates paid to our retailers and distributors may also decline. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Our maintenance of agreements with mobile operators is important to the success of our business, because these agreements permit us to distribute top-up to the mobile operators’ customers.

Software Solutions Segment - The revenues from the Software Solutions Segment are derived from software license fees, professional service fees for providing customization, installation and consulting services to our customers, ongoing software maintenance fees and hardware sales revenues.

Opportunities, Challenges and Risks

Our expansion plans and opportunities are focused on three primary areas: (i) our prepaid mobile phone airtime top-up processing services; (ii) outsourced ATM management contracts; and (iii) transactions processed on our network of owned and operated ATMs.

The continued expansion and development of our ATM business will depend on various factors including, but not limited to, the following:

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in countries where we operate;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the availability of financing for expansion; and

•	the ability to effectively and efficiently convert ATMs contracted under newly awarded outsourcing agreements.

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

We plan to expand our prepaid mobile phone top-up business, which is currently focused on the U.K., Germany, the U.S., Ireland, Poland, New Zealand and Australia, into our other markets by taking advantage of our expertise together with existing relationships with mobile phone operators and retailers. This expansion will depend on various factors including, but not necessarily limited to, the following:

•	the ability to negotiate new agreements for other markets with mobile phone operators and retailers;

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the availability of financing for expansion; and

•	the rate and volume of conversion from prepaid top-up using scratch card solutions to electronic processing solutions.

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

Significant Events in the first quarter of 2004:

•	Acquisition of Precept – See Management’s Discussion and Analysis, Prepaid Processing Segment on pages 17-18; see also Note 4 to the unaudited consolidated financial statements.

•	Reduction of 12 3/8% Senior Debt – See Management’s Discussion and Analysis, Balance Sheet on page 27; see also Note 9 and Note 12 to the unaudited consolidated financial statements

•	$10 million line of credit established with a U.S.-based financial institution – See Contractual Obligations and Off-Balance Sheet Items on page 24; see also Note 9 to the unaudited consolidated financial statements

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Three months ended March 31, (unaudited in thousands)
	Revenues		Operating Income
	2004	2003	2004	2003
EFT Processing	$14,940	$11,961	$1,990	$831
Prepaid Processing	62,919	17,372	6,379	1,524
Software Solutions	3,196	3,894	207	242
Corporate Services	—	—	(2,110)	(1,451)

Sub-total	81,055	33,227	6,466	1,146
Inter-segment eliminations	—	(127)	47	5

Total	$81,055	$33,100	$6,513	$1,151

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

The following table presents the results of operations for the EFT Processing Segment for the three months ended March 31, 2004 and 2003:

EFT PROCESSING SEGMENT

	Three months ended March 31, (unaudited, in thousands)
	2004	2003
Total revenues	$14,940	$11,961
Operating expenses:
Direct operating cost	6,884	5,765
Salaries and benefits	3,523	3,067
Selling, general and administrative	708	452
Depreciation and amortization	1,835	1,846

Total operating expenses	12,950	11,130

Operating income	$1,990	$831

Revenues

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:

•	cash withdrawals;

•	balance inquiries;

•	transactions not completed because the relevant card issuer does not give authorization; and

•	prepaid telecommunication recharges.

Total segment revenues increased 25%, or $3.0 million, to $14.9 million in the first quarter 2004 from $12.0 million in the first quarter 2003. As of March 31, 2004, we operated 3,870 ATM’s, an increase of 29% over 2,994 ATMs as of March 31, 2003. At March 31, 2004, we own 22% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 78% are operated under management outsourcing agreements. Transactions on machines owned or operated by us were 34.9 million for the first quarter 2004, an increase of 11.5 million, or 49%, over the 23.4 million transactions for the first quarter 2003. The increase in transaction growth is greater than the increase in ATM’s operated and revenue growth due to an increase in ATMs that we operate under ATM management outsourcing agreements relative to ATMs we own during this period. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines generally increase faster than the revenues.

Revenue per ATM was $4,139 for the first quarter 2004, compared to $3,988 for the first quarter 2003. Revenue per transaction was $0.43 for the first quarter 2004, compared to $0.51 for the first quarter 2003. These increases in revenue per ATM are primarily due to the increased transaction levels on ATMs combined with the continued increases in transactions and ATMs under network participation agreements and new outsourcing agreements throughout 2003 and into the first quarter of 2004. Certain new outsourcing agreements have fixed monthly or periodic fees and other professional fees during the roll out period. Although network participation agreements have transaction fees that are lower than our average fees, they produce increased transaction levels on currently existing ATMs. Our revenue from mobile phone “top-ups” at our ATM sites also continued to increase. Finally, we experienced per transaction fee increases in our western European market. The decline in revenue per transaction is the result of the continuing movement to ATM management agreements that have a substantial monthly recurring fee as compared to a per transaction fee. Of total segment revenue, approximately 47% is from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the first quarter of 2004 and 57% for the first quarter of 2003. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangement is a positive development and will provide higher marginal returns on investments. Customer owned ATMs operated under service agreements require a nominal up front capital investment because the ATMs are not purchased by us. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Operating Expenses

Total segment operating expenses increased 16%, or $1.9 million, to $13.0 million in the first quarter of 2004 from $11.1 million in the first quarter of 2003. The increase is primarily due to an increases in direct operating costs supporting revenue increases, in salaries to support our operational growth during the period, including an increase in incentive accruals based on performance, and in operating expenses to support in the Asia-Pacific markets. Total segment operating expenses as a percentage of revenues decreased to 87% for the first quarter of 2004 compared to 93% for the first quarter of 2003, reflecting expense management efforts and lower rates of operating expense increases compared to revenue growth. The increase in outsourced ATM’s with lower operating costs in combination with our fixed cost structure, particularly relating to salaries and selling, general and administrative expenses, also contributed to the expense decrease in relation to revenues.

Direct operating costs increased 19%, or $1.1 million, to $6.9 for the first quarter 2004 compared to $5.8 million for first quarter 2003. This increase is primarily due to the increased cost of operating an additional 29% of ATMs in the first quarter 2004 compared to 2003. Direct operating costs as a percentage of revenues fell to 46% in the first quarter of 2004 from 48% in the first quarter of 2003. Direct operating costs per ATM declined slightly to $1,907 in the first quarter of 2004 from $1,926 in the first quarter of 2003. Direct operating cost per transaction fell 20% to $0.20 in the first quarter of 2004 from $0.25 in 2003.

Costs per transaction have decreased because of increasing transaction volumes on existing sites with a significant fixed direct operating cost structure, including fixed costs per ATM, such as maintenance, on these sites. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our costs per transaction. In addition, the number of ATMs that we operate under ATM management agreements increased. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements cause us to bear some but not necessarily all expenses required to operate the ATM. Additionally, during 2003, we renegotiated certain maintenance, telecommunication and cash supply agreements with vendors to reduce fees per ATM and per transaction.

As a result of the factors mentioned above, gross margin per ATM (revenue less direct operating costs) increased to $2,232 for the first quarter 2004 from $2,086 for the first quarter 2003. Gross margin per transaction decreased to $0.23 for the first quarter 2004 from $0.26 for the first quarter 2003.

Salaries and benefits increased 15%, or $0.4 million, to $3.5 million in the first quarter of 2004 from $3.1 million in the first quarter of 2003 due to our growing Asia markets and certain incentive payments earned based on expected performance levels. These increases were necessary due to the increasing number of ATMs and transactions processed in connection with additional outsourcing agreements signed in late 2003. Salaries and benefits decreased as a percentage of revenue to 24% in the first quarter of 2004 from 26% in the first quarter of 2003, reflecting the scalability of human resource utilization in the EFT Processing Segment.

Selling, general and administrative costs increased $0.3 million in the first quarter of 2004 compared to the first quarter of 2003, largely due to expenses in our growing Asian markets.

Depreciation and amortization remained constant at approximately $1.8 million for the first quarter of 2004 and 2003.

Operating Income

The EFT Processing Segment operating income increased by $1.2 million to $2.0 million, or 13% of revenues, in the first quarter 2004 from $0.8 million, or 7% of revenues, in the first quarter 2003. This increase is generally the result of revenue increases of 25% from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Moreover, this also resulted in an increase in operating income per ATM to $551 in the first quarter of 2004 from $277 in the first quarter of 2003 and operating income per transaction rose to $0.06 in the first quarter of 2004 from $0.04 in the first quarter of 2003.

PREPAID PROCESSING SEGMENT

Acquisitions of Prepaid Processing companies

In 2003, we acquired e-pay, transact and AIM and in January 2004 we acquired Precept. These companies are in the business of electronic payment processing of prepaid mobile phone airtime “top-up” services throughout Europe, Asia Pacific and the United States. The transactions are more fully described in Note 4 to the unaudited consolidated financial statements.

The following table presents the results of operations for the first quarter of 2004 and 2003, including “pro-forma” results for first quarter 2003 as if all Prepaid Processing Segment acquired businesses were included in our consolidated results of operations as of January 1, 2003 (unaudited, in thousands):

	Three months ended March 31, 2004	“ Pro-forma” three months ended March 31, 2003 (all acquisitions)	Actual two months ended March 31, 2003 (e-pay only)
Total revenues	$62,919	$31,286	$17,372

Operating expenses:
Direct operating cost	49,712	24,360	14,007
Salaries and benefits	3,370	1,963	812
Selling, general and administrative	1,992	1,264	411
Depreciation and amortization	1,466	1,228	618

Total operating expenses	56,540	28,815	15,848

Operating income	$6,379	$2,471	$1,524

Summary

The actual first quarter 2004 actual results compared to first quarter 2003 actual and pro-forma results for the Prepaid Processing Segment reflect significant growth. This growth was predominately from e-pay in the U.K. and Australia as well as our entry into the German and U.S. markets. The U.K. and Australian mobile operators were among the first to aggressively promote the use of electronic top-up products over scratch-card products, e-pay was able to benefit significantly from their actions in this regard. Moreover, e-pay benefited from strong sales in both 2004 and 2003, during which time it was successful in signing e-top-up distribution agreements with several major U.K. and Australian retailers. The entire Prepaid Business Segment benefited in 2004 by the full quarter effects of retailer agreements signed and implemented throughout 2003. In addition, the significant growth in revenue and operating income for the quarter ended March 31, 2004 over March 31, 2003 is the result of the start-up of each of our acquired prepaid businesses complemented by the conversion of mobile operators from prepaid “top-up” using scratch card solutions to electronic processing solutions, such as those provided by e-pay.

Revenues

The Prepaid Processing Segment’s 2004 revenues of $62.9 million reflected sequential quarterly growth throughout 2003 and continuing into 2004. Revenues for the first quarter 2004 reflect an increase of $45.5 million over actual first quarter 2003 revenues and $31.6 million over pro-forma first quarter 2003 results. This strong growth is the result of the acquisitions of e-pay, transact, AIM and Precept together with the significant growth rates experienced at each of these businesses. Specifically, first quarter 2004’s actual year-over-year revenue improvements included e-pay for all three months in the first quarter 2004 rather than only two months in the first quarter 2003, as well as $3.6 million from the November 2003 acquisition of transact, and $5.7 million from our U.S. prepaid operations, which were initiated in September 2003 with acquisition of AIM and followed with the January 2004 acquisition of Precept. Additionally, mobile operators’ continued to shift from scratch card solutions to electronic top-up solutions. The full quarter effects of large retailer agreements implemented in 2003 as well as the launch of prepaid business operations in New Zealand, Ireland and Poland subsequent to the first quarter 2003 have resulted in additional growth. We do not expect these growth rates to continue.

Total transactions processed by the Prepaid Processing Segment in first quarter 2004 were 48.5 million, compared to 12.0 million in the first quarter 2003. The first quarter 2003 included only two months of transactions due to the February, 2003 acquisition of e-pay. Revenue and gross margin per transaction averaged $1.30 and $0.27, respectively, during the first quarter of 2004, compared to $1.44 and $0.28 for the first quarter of 2003, respectively. Revenue per transaction has trended slightly downward due to the reductions of commission rates paid by the mobile operators in the U.K. Gross margin has trended downward due to increased transaction volumes from existing larger retailers who earn discounts consistent with higher transaction volumes. Transaction growth in the U.K. and Australia is expected to slow in the next 12 to 24 months as a result of our current association with nearly all of the larger retail merchants and as the conversion to electronic top-up from scratch-card vouchers begins to slow. New markets in Poland, Germany, Ireland, New Zealand and the U.S. are expected to experience higher transaction growth rates than the U.K. and Australia as the conversion to electronic top-up from scratch-card vouchers accelerates.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the distribution fee we pay to retail merchants. These expenditures vary directly with processed transactions. Communication and paper expenses required to operate terminals are also included.

The direct operating expense generally grew at rates slightly lower than revenue growth. Direct operating expenses were $49.7 million, or 79% of revenue, for the first quarter 2004, compared to $14.0 million, or 81% of revenues, for the first quarter of 2003. Higher transaction volumes and related commission expense directly attributable to increase in revenue were the primary reasons for the increase in the amounts of direct operating expenses. Direct operating expense per transaction decreased to $1.03 in the first quarter of 2004 from $1.17 per transaction in the first quarter of 2003. This decrease is generally due to two items: the mobile operator rate decrease in the U.K. which was passed through to the retailers, and; the addition transact to the Prepaid Processing Segment in the first quarter 2004. The majority of the transactions currently processed by transact earn revenues based on a transactional fee structure with no related direct costs. We expect transact’s mix of the total prepaid business to continue to grow. However, we have no ability to estimate whether the mobile operators will change their commission structures nor can we accurately predict whether we will continue to be able to pass any such reduced commissions, if any, through to the retailers.

Segment salaries and benefits were $3.4 million, or 5%, of revenues for first quarter 2004, an increase of $2.6 million over $0.8 million, also 5% of revenues, for the first quarter 2003. Selling, general and administrative expenses were $2.0 million, or 3.0% of revenues, for the first quarter 2004, an increase of $1.6 million over the first quarter 2003 expense of $0.4 million, or 2% of revenues. These increases are generally due to the due to the inclusion in the first quarter 2004 of the full three months of the quarter for e-pay, the acquisitions of transact, AIM and Precept and the expansion of prepaid in the Polish and New Zealand markets.

Depreciation and amortization expense increased $0.9 million to $1.5 million for first quarter 2004 from $0.6 million for first quarter 2003. Depreciation and amortization includes $0.8 million and $0.3 million for the first quarter of 2004 and 2003, respectively, relating to amortization of assigned amortizable intangible assets resulting from purchase accounting allocations. The additional increase of $0.4 million relates to a full quarter in 2004 of e-pay, the acquisition of Transact, AIM and Precept and the depreciation on terminal and fixed asset additions in connection with the growing prepaid markets.

Operating Income

The Prepaid Processing Segment’s operating income increased to $6.4 million, or 10% of revenues, in the first quarter 2004 from $1.5 million, or 9% of revenues, in the first quarter 2003 and, on a pro forma basis, from $2.5 million, or 8% of revenues, in the first quarter of 2003. Operating income per transaction remained constant at $0.13 for the first quarter of 2004 and 2003.

SOFTWARE SOLUTIONS SEGMENT

The following table presents the results of operations for the first quarter of 2004 and 2003 for our Software Solutions Segment:

	Three months ended March 31, (unaudited, in thousands)
	2004	2003
Total revenues	$3,196	$3,894
Operating expenses:
Direct operating cost	78	307
Salaries and benefits	2,161	2,375
Selling, general and administrative	529	695
Depreciation and amortization	221	275

Total operating expenses	2,989	3,652

Operating Income	$207	$242

Revenues and operating expenses.

The Software Solutions Segment’s revenues consist of fees from licensing, professional services and maintenance of software and sales of hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. We charge professional service fees for providing customization, installation and consulting services to our customers. Software maintenance fees are the ongoing fees we charge for maintenance of our customers’ software products. Hardware sales revenues are derived from the sale of computer products.

The components of Software Solutions revenue for the three-month periods ended March 31, 2004 and 2003 were:

	Three months ended March 31, (unaudited, in thousands)
	2004	2003
Software license fees	$423	$684
Professional service fees	1,330	1,496
Maintenance fees	1,427	1,555
Hardware sales	16	159

Total	$3,196	$3,894

Software revenues decreased in the first quarter of 2004 by $0.7 million compared to the first quarter of 2003. The decreases in all categories were due to an exceptionally strong fourth quarter in 2003 followed by fewer billable hours in professional services as well as fewer license contracts and maintenance contract fees in the first quarter of 2004. Additionally, in the first quarter of 2004 certain software development and professional service resources were redeployed to the Prepaid Processing and EFT Processing Segments due to the needs to develop and install certain new mobile and ATM product offerings and fulfill contract requirements. As a result, operating expenses also decreased $0.7 million in the first quarter of 2004 compared to the first quarter of 2003, in line with the revenue decrease. Operating income remained relatively constant.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. At March 31, 2004, the revenue backlog was $4.5 million as compared to $4.3 million at March 31, 2003. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES

	Three months ended March 31, (unaudited, in thousands)
	2004	2003
Salaries and benefits	$1,033	$620
Selling, general and administrative	1,045	809
Depreciation and amortization	32	22

Total operating expenses	$2,110	$1,451

Operating Expenses

Operating expenses for Corporate Services increased to $2.1 million for the quarter ended March 31, 2004 from $1.5 million for the quarter ended March 31, 2003 primarily due to increases in professional fees, insurance and salary expense resulting from overall company growth annual compensation increases and incentive awards.

NON-OPERATING RESULTS

Interest Income

Interest income was $0.6 million for the first quarter of 2004, compared to $0.4 million for the first quarter of 2003, due to a marginal increase in the interest rate earned and a significant increase in the average balance on temporary cash investments held in trust in the growing Prepaid Processing Segment. Additionally, e-pay’s first quarter 2003 amounts included only two months of activity, based on the February 2003 acquisition date.

Interest Expense

Interest expense increased marginally to $1.8 million for the first quarter of 2004 from $1.6 million for the first quarter of 2003. The increase was primarily due to the increase in the outstanding amount of our 12 3/8% Senior Discount Notes throughout 2003 as a result of the weakening of the U.S dollar relative to the euro during 2003. Additionally, the Precept acquisition indebtedness of $4.0 million was outstanding for the entire quarter.

Gain on Sale of Subsidiary

The gain on subsidiary of $18.0 million for the first quarter 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Gain (Loss)

We had a net foreign exchange gain of $0.2 million for the first quarter 2004, compared to a net foreign exchange loss of $1.8 million for the first quarter of 2003. This gain is primarily due to the strengthening of the U.S. dollar, particularly relative to the euro and British pound sterling (GBP) during 2004. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net loss. A portion of the assets and liabilities are denominated in euros and GBP, including certain capital lease obligations, the Senior Discount Notes, acquisition debt and cash and cash equivalents. It is our policy to attempt to reasonably match local currency receivables and payables. The foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax (Expense) Benefit

Tax expense on income from continuing operations was $2.1 million for the first quarter of 2004 compared to $0.7 million for the first quarter 2003. Tax expense continues to grow due to the separate company profitability in the Prepaid Processing and EFT Processing Segments, especially in Western Europe and Australia, together with the inclusion of e-pay for a full quarter in the first quarter 2004 and the inclusion of transact, both profitable and tax paying entities. The effective tax rate for the first quarter 2004 is approximately 39%.

Net Income

In summary, net income was $3.3 million during the first quarter of 2004 compared to $15.4 million for the first quarter of 2003. This first quarter 2004 decrease of $12.1 million over first quarter 2003 was primarily due to:

•	the one time gain on the sale of Euronet U.K. of $18.0 million in the first quarter of 2003;

•	an increase in income tax expense in the first quarter of 2004 of $1.4 million; and

•	an increase in corporate salary, general and administrative expenses in the first quarter of 2004 of $0.7 million, offset by increases in the first quarter of 2004 of:

•	operating income from the Prepaid Processing Segment of $4.9 million;
•	operating income of the EFT Processing Segment of $1.2 million; and
•	net foreign exchange gain over loss of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had unrestricted cash and cash equivalents of $19.3 million, an increase of $0.1 million from $19.2 million as of December 31, 2003. Cash flow from operations contributed approximately $9.4 million in the first quarter of 2004, including approximately $4.2 million that was freed up due to the release of restricted cash held as collateral on standby letters of credit. The release of restricted cash occurred in connection with execution of a new $10.0 million unsecured revolving line of credit with a bank in the first quarter of 2004. Debt repayments reduced unrestricted cash by approximately $6.6 million during the quarter. Capital expenditures consumed approximately $2.0 million of cash during the quarter. Tax payments were approximately $2.0 million for the quarter. The balance of the uses of cash during the quarter came from additional changes in working capital.

We have restricted cash of $37.6 million as of March 31, 2004, including $36.0 million of cash held in trust and/or cash held on behalf of others in connection with the receipt and disbursement activities in the Prepaid Processing Segment. Restricted cash decreased by approximately $20.7 million during the quarter due the release of $4.2 million in cash collateral that supported the letters of credit described above as well as the payment of approximately $14.0 million in trade accounts payable to mobile operators in January 2004 that resulted from the timing of mobile operator invoicing.

We reduced the amount of our 12 3/8% Senior Discount Notes outstanding to $37.4 million at March 31, 2004 from $43.6 million at December 31, 2003, as a result of a $5.0 million repurchase together with a $1.1 million benefit in foreign exchange rates due to the strengthening of the dollar against the euro during the quarter. Moreover, we repurchased an additional $5.0 million of the Senior Discount Notes in April 2004, bringing our balance outstanding to approximately $32.4 million at the end of April 2004, which is due and payable on July 1, 2006. At current debt levels, we will be required to make approximately $2.0 million in interest payments on a semi-annual basis through 2006 on January 1 and July 1 of each year.

Since July 1, 2002, we have had the option at any time exercise our right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the indenture governing our Senior Discount Notes. The early redemption premium decreases throughout the term of the Senior Discount Notes. As of March 31, 2004, the early redemption premium is 4%, reducing to 2% on July 1, 2004 and no premium from July 1, 2005 and thereafter.

We intend to continue to reduce our indebtedness under our Senior Discount Notes through periodic cash repurchases and equity exchanges as we have done in the past. In the event we are not able to exchange debt for equity or repay the debt through cash flows, we will attempt to refinance this debt to decrease interest costs and, if possible, extend its repayment period if reasonable terms are available.

In February 2003, we acquired e-pay and incurred indebtedness comprised of three separate elements totaling approximately $27 million. In January 2004, we acquired Precept and incurred indebtedness of $4.0 million. The terms of this new indebtedness are more fully described in Note 4 to the unaudited financial statements. All but $12.6 million of the e-pay indebtedness was repaid or converted to shares of our Common Stock prior to December 21, 2003. We currently expect to repay all amounts due from available cash flows or, if necessary, will seek to refinance of the debt. The remaining element of the e-pay acquisition debt of $12.6 million and the $4.0 million in Precept acquisition debt is due within the next 10 months and, accordingly, is classified as current in our balance sheet as of March 31, 2004. At the current level of this acquisition debt, we will be required to make semi-annual interest payments of approximately $0.6 million. We intend to repay this indebtedness from cash flows from operations. In the event we are not able to repay the debt through cash flows, we will attempt to refinance this debt.

Our Czech subsidiary entered into an overdraft facility with a bank for up to approximately $1.5 million to support additional ATM network cash needs during the fourth quarter holiday season. In the fourth quarter, we drew the full amount of the facility. As of March 31, 2004 the facility has been repaid in full.

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10 million with a U.S.-based financial institution. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. Interest accrues on any balances outstanding at a prime-based floating rate or LIBOR-based rates for 90-day periods. Certain financial performance covenants must be maintained under the agreement, and the $10 million is subject to certain advance rate restrictions. As of March 31, 2004 we were in compliance with these covenants, and the maximum amount allowable to borrow under the advance rate limitation is approximately $7.9 million. Subsequent to March 31, 2004, we borrowed $2.5 million under this bank agreement and utilized $2.5 million to secure stand by letters of credit, leaving approximately $2.9 million available for future borrowings.

We can give no assurances that we will be able to obtain favorable terms for refinancing of any of our debt as described above.

In the EFT Processing Segment, we lease many of our ATMs and certain computer equipment under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 4.0% and 12% per year. As of March 31, 2004, we owed $5.0 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

In the Prepaid Processing Segment, we own approximately 25,000 of the 150,000 POS devices that we operate. The remaining 125,000 represent integrated cash register devices of our major retail customers. As the prepaid processing business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

Capital expenditures for 2004 are estimated to be approximately $13 to $15 million. This increase is largely driven by the expected purchase of approximately 725 ATMs from a bank for approximately $8.0 million under a multi-year ATM outsourcing agreement and an expected $4.0 to $6.0 million related the EMV/chip-card upgrades to enable certain “micro-chip” card technology for “Smart Cards.” With respect to the purchase of the 725 ATMs, our agreement with the bank provides for a simultaneous ATM sale/leaseback transaction with a leasing entity affiliated with the bank. The cost of the lease will be charged back to the bank customer. Our agreement further provides that in the event we, or the bank, terminate the ATM outsourcing agreement for any reason, the obligations under the lease agreement will automatically terminate and the ATMs revert back to the affiliated entity with no remaining obligation to us. With respect to the remaining capital expenditures, we anticipate that we will fund their purchases under lease terms acceptable to us or with cash.

Additionally, we may be required to issue additional shares of our Common Stock to the shareholders of transact and AIM under contingent “earn-out” payments in connection with our acquisitions of the shares of transact and assets of AIM. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn out payments. We have estimated the earn out payment in the transact acquisition to be approximately $20 to $30 million (50% payable in cash and 50% in our Common Stock) and in the AIM transaction to be approximately $2 to $5 million (30% payable in cash and 70% payable in our Common Stock).

At current and projected cash flow levels together with cash on-hand and amounts available under our recently signed revolving credit agreement, we anticipate that our cash will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance these obligations. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

Effective July 1, 2001, we implemented our 2001 Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase Common Stock through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. We completed a series of offerings of three months duration with new offerings commencing on January 1, April 1, July 1, and October 1 of each year. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last date of each offering. The options are funded by participating employees’ payroll deductions or cash payments.

Under the provisions of the 2001 ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the first quarter 2004, we issued 13,073 shares at a price of $15.79 per share, resulting in proceeds to us of approximately $0.2 million.

In January 2004, we made matching contributions of 11,482 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2003. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of March 31, 2004, total employer matching contributions since inception of the plan has consisted of 81,693 shares under the plan.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of March 31, 2004 (unaudited, in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$70,602	$26,081	$44,521	$—	$—
Capital leases	6,888	2,916	3,085	747	140
Operating leases	9,068	2,430	4,111	2,353	174
Purchase obligations	17,180	7,945	6,020	2,208	1,007
Other long-term liabilities	—	—	—	—	—

Total	$103,738	$39,372	$57,737	$5,308	$1,321

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. We have no other significant off-balance sheet items.

Euronet Worldwide, Inc. regularly grants guarantees of the obligations of it wholly-owned subsidiaries. These obligations include financial obligations of subsidiaries under leases or other agreements (such as cash supply agreements), as well as guarantees of performance of executory commercial agreements entered into between Euronet subsidiaries and their customers. As of March 31, 2004, Euronet Worldwide Inc. had granted guarantees in the following amounts:

•	Repayment of cash in various ATM networks - $13.5 million over the five to six year terms of the cash supply agreements; and

•	Various vendor supply agreements - $1.1 million over the term of the vendor agreements.

Additionally, one of our Prepaid Processing subsidiaries, e-pay Limited, has guaranteed all commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, of approximately $30 million as of March 31, 2004.

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

From time to time, we enter into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	We have entered into purchase and service agreements with our vendors, and consulting agreements with providers of consulting services to us, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with our disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by us, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks, that provide fiduciary and other services to us or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

•	Pursuant to our corporate charter, we are obligated to indemnify the officers and directors of our company to the maximum extent authorized by Delaware law. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At March 31, 2004, we had not accrued any liability on the aforementioned guarantees or indemnifications.

In the first quarter of 2004, we entered into a two-year unsecured revolving credit agreement, providing a facility of up to $10.0 million with a U.S.-based financial institution. The proceeds from the facility may be used for working capital needs, acquisitions and other corporate purposes. Certain financial performance covenants must be maintained under the credit agreement and the facility is subject to certain advance rate restrictions. Interest accrues on any balances outstanding at prime-based or LIBOR-based rates. As of April 30, 2004 we borrowed $2.5 million under this facility and utilized certain amounts to secure standby letters of credit.

The revolving credit agreement has permitted the release of approximately $4.2 million in restricted cash held as collateral as of December 31, 2003 for various letters of credit. As of March 31, 2004, banks have issued letters of credit of $4.5 million on the

Company’s behalf. Subsequent to the March 31, 2004, $2.0 million in these letters of credit were cancelled, leaving $2.5 million outstanding at April 30, 2004.

Our Czech subsidiary entered into an overdraft facility with the a bank for up to approximately $1.7 million to support additional ATM network cash needs during the fourth quarter holiday season. In the fourth quarter 2003, we drew the full amount of the facility.

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents increased to $19.3 million at March 31, 2004 from $19.2 million at December 31, 2003 primarily due to the following activity:

Sources of cash:

•	cash flow from operations of $5.2 million net of working capital changes but excluding restricted cash;

•	proceeds from the release of cash collateral on letters of credit of $4.2 million; and

•	proceeds from exercise of stock options, warrants and employee share purchases of $1.8 million.

Uses of cash:

•	the acquisition of Precept for $2.6 million, net of cash acquired;

•	the cash purchase of $2.0 million of fixed assets and other long-term assets; and

•	debt and lease repayments of $6.5 million.

See the Unaudited Consolidated Statements of Cash Flows for further description of these items.

Restricted cash

Restricted cash decreased to $37.6 million at March 31, 2004 from $58.3 million at December 31, 2003 due the release of $4.2 million, held as cash collateral on letters of credit as well as the payment of approximately $14.0 payment in mobile operator accounts payable in January 2004 that were outstanding at December 31, 2003. At March 31, 2004, approximately $36.0 million of the restricted cash was held by our Prepaid Processing Segment companies on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remainder is held as security with respect to cash provided by banks participating in our ATM network.

Trade accounts receivable

Trade accounts receivable increased to $77.1 million at March 31, 2004 from $75.7 million at December 31, 2003 primarily due to revenue growth in our Prepaid Processing Segment. Approximately $66.5 million of the balance at March 31, 2004 represents the trade accounts receivable of our Prepaid Processing Segment, which relates to Trust or similar cash arrangements to be collected on behalf of mobile operators.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased to $19.2 million as of March 31, 2004 from $11.5 million at December 31, 2003 primarily due to an increase in PIN (prepaid wireless minutes using a personal identification number) inventory as a result of the acquisitions of AIM, transact and Precept as well as prepayments of annual insurance premiums that were made in the first quarter of 2004.

Property, plant and equipment

Net property, plant and equipment increased to $21.0 million as of March 31, 2004 from $20.7 million at December 31, 2003. This marginal increase results from approximately $3.0 in fixed asset purchases, including approximately $1.2 million in POS terminals, $1.0 million in computer hardware and software, $0.5 million in ATMs and $0.2 million acquired with Precept, our most recent acquisition in the Prepaid Processing Segment. Additions are substantially offset by $2.8 million in depreciation and amortization. The remaining change is primarily due to foreign exchange rate movement.

Goodwill and Intangible assets

Total intangible assets (goodwill of $104.0 million and net amortizable intangible assets of $25.5 million) increased to $129.5 million at March 31, 2004 from $111.3 million at December 31, 2003 due to the acquisition of Precept in January 2004. Of the total Precept purchase price, $3.5 million has been allocated to amortizable intangible assets acquired and $15.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. This increase of $18.7 million was offset by $0.8 million in amortization expense on all amortizable intangible assets. The remaining difference is due to foreign exchange rate fluctuations during the first quarter. A summary of activity for the three months ended March 31, 2004 and balances by subsidiary as of March 31, 2004 is presented below.

	Goodwill and Intangible Assets Reconciliation of Activity for the Three Months ended March 31, 2004 (unaudited, in thousands)
	Balance at December 31, 2003	Additions (Primarily Precept Acquisition)	Reductions (Amortization)	Balance at March 31, 2004
Goodwill	$88,512	$15,522	$—	$104,034
Amortizable Intangibles	24,476	3,513	—	27,989
Accumulated Amortization	(1,704)	—	(825)	(2,529)

Total	$111,284	$19,035	$(825)	$129,494

Subsidiary	Total Intangibles, Net	Goodwill	Amortizable Intangibles	Accumulated Amortization
Germany ATM	$2,131	$2,131	$—	$—
e-pay	76,547	61,272	17,328	(2,053)
transact	30,071	23,831	6,556	(316)
AIM	2,168	1,598	620	(49)
Precept	18,577	15,202	3,485	(111)

Total	$129,494	$104,034	$27,989	$(2,529)

Deferred Tax Assets

Current and deferred tax assets remained constant between March 31, 2004 and December 31, 2003 at approximately $2.8 million.

Other assets

Other assets decreased marginally to $3.3 million at March 31, 2004 from $3.6 million at December 31, 2003 primarily due to amortization expense of software development costs.

Current liabilities and accrued expenses

Current liabilities and accrued expenses decreased to $130.0 million at March 31, 2004 from $136.4 million at December 31, 2003. This $6.4 million decrease is primarily due to an excess of payments over accruals of $16.8 million, most specifically the result of an accumulation in mobile operators’ accounts payable in the Prepaid Processing Segment prior to December 31, 2003, offset by the acquisition of Precept with approximately $9.8 million in accounts payable and accrued expenses at the acquisition date.

Income taxes payable

Income taxes payable increased to $4.8 million at March 31, 2004 from $3.3 million at December 31, 2003 primarily due to incremental tax expense related to our growing and profitable western European and Australian businesses.

Capital Leases and Notes Payable

As of March 31, 2004, our acquisition indebtedness for e-pay and Precept was classified as a current obligation as the $16.6 million in payments are due within the next 10 months. Total current debt obligations, including leases, as of March 31, 2004 are $21.6 million.

A summary of the activity in our debt obligations for the quarter ended March 31, 2004 is as follows:

	Debt Obligations Balances and activity for the three months ended March 31, 2004 (unaudited, in thousands)

		Acquisition Indebtedness
	12 3/8% Senior Discount Notes	(e-pay note due Feb. 2005)	(Precept notes due Jan. 2005)	Operating and asset based Indebtedness	Lines of Credit	Capital Leases	Total
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	414	—	—	4,414
Less: Payments	(4,981)	—	—	(138)	(1,202)	(229)	(6,550)
Adjust: Interest Accretion	(22)	—	30	—	—	—	8
Adjust: Foreign exchange loss (gain)	(1,095)	331	—	—	—	—	(764)

Balance at March 31, 2004	$37,423	$12,602	$4,030	$2,281	$772	$4,962	$62,070

Deferred Income Taxes

Current deferred tax liabilities increased to $1.5 million at March 31, 2004 from $1.4 million at December 31, 2003 and long-term deferred tax liabilities increased to $8.6 million at March 31, 2004 from $7.8 million at December 31, 2003. In combination, the $0.9 million increase is due to approximately $1.2 million of additions to deferred tax liabilities in connection with the amortizable intangible assets acquired with Precept, reduced by the amortization of all acquisition related deferred taxes of approximately $0.3 million.

Total Stockholders’ Equity

Total stockholders’ equity increased to $96.7 million at March 31, 2004 from $81.9 million at December 31, 2003. This $14.8 million increase is primarily the result of:

•	$3.3 million in net income for the three months ended March 31, 2004;

•	$9.8 million in Common Stock issued to the former shareholders of Precept in connection with the purchase of Precept; and

•	$1.8 million in proceeds from the exercise of options, warrants and employee stock purchases.

Operating cash flows

Net cash provided by operations was $5.2 million in 2004, excluding changes in restricted cash held as collateral, compared to $6.3 million in 2003. The 2004 decrease was primarily due to a $7.2 million decrease in working capital changes excluding the 2004 changes in restricted cash collateral, offset by additional operating cash flows from the Prepaid Processing Segment. e-pay operations were included for a full three months in 2004 versus two months in 2004 and AIM, transact and Precept were included for the full quarter in 2004 and not included in the first quarter of 2003 prior to their acquisition. We expect continued increases in cash flow from operations as our business grows but at a lesser rate; while we believe the business will continue to grow, we cannot predict the level or sustainability of the growth.

An additional $4.2 million increase in cash flow from operations in the first quarter of 2004 was due to the release of $4.2 million in cash collateral used to secure letters of credit.

Investing activity cash flow

Cash used in investing activities was approximately $4.6 million in the first quarter 2004 and $4.0 million in the first quarter 2003. The first quarter 2004 required approximately $2.6 million in cash to fund the acquisition of Precept and approximately

$2.0 million to fund fixed asset purchases. In the first quarter of 2003, the acquisition of e-pay required approximately $28.0 million in cash, offset by the sale of the U.K. ATM network providing $24.4 million in net cash proceeds.

Financing activity cash flows

Cash used in financing activities was $4.8 million for the first quarter 2004 and $0.1 million for the first quarter 2003. The 2004 uses were primarily to fund $6.6 million in debt obligation repayments, including a $5.0 million repurchase of our 12 3/8% Senior Discount Notes, offset by approximately $1.8 million in proceeds from employee stock purchases and stock option exercises. In the first quarter 2003, debt obligation repayments were substantially less at $1.1 million. We expect to continue to reduce our debt as cash flow permits.

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

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

•	trends affecting our business plans, financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipated, intend, estimate and similar expressions.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

•	technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services;

•	foreign exchange fluctuations;

•	competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone prepaid services;

•	our relationships with our major customers, sponsor banks in various markets and international card organizations, including the risk of contract terminations with major customers; and

•	changes in laws and regulations affecting our business.

These risks and other risks are more fully described in Exhibit 99.1 to this Form 10-Q and Exhibit 99.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the three months ended March 31, 2004, 77% of our revenues were generated in Poland, Hungary, Australia, the U.K. and Germany as compared to 78% in the three months ended March 31, 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, the majority of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K., Australia and Germany, 100% of the revenues received are denominated in the British pound, Australian Dollar and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $4.2 million increase in the reported net income and that a 10% appreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound sterling against the U.S. dollar would have the combined effect of a $4.2 million decrease in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro than against the dollar. Accordingly, we believe that our euro-denominated debt provides, in the medium- to long-term, for a closer matching of assets and liabilities than would dollar-denominated debt.

Debt and Interest Payments

For a full discussion of debt, interest and other liquidity issues, see the Liquidity and Capital Resources in the Management’s Discussion and Analysis.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004 we issued 527,180 shares of our Common Stock (“Euronet Stock”) to the shareholders of Prepaid Concepts, Inc. (“Precept”) in consideration of the purchase of all of the share capital of Precept, a company based in California. Based on representations from each former shareholder of Precept that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

ITEM 6.	EXHIBITS AND REPORT ON FORM 8-K

a)	Exhibits

The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below. Exhibits 10.1 to 10.9 are managements contracts or compensatory plan arrangements required to be incorporated by reference herein.

(b) Reports on Form 8-K

On February 25, 2004 the Company files a current report on Form 8-K reporting events and information under Item 5 (“Other Events and Regulation FD Disclosure”) and Item 7 (“Exhibits”).

On February 20, 2004 the Company files a current report on Form 8-K reporting events and information under Item 5 (“Other Events and Regulation FD Disclosure”) and Item 7 (“Exhibits”).

On February 9, 2004 the Company files a current report on Form 8-K/A to amend the Form 8-K filed by the Company on November 25, 2003 to add information pursuant to Item 7(a) (“Financial Information”) and Item 7(b) (“Pro Forma Financial Information”).

On January 5, 2004 the Company files a current report on Form 8-K/A to amend the Form 8-K filed by the Company on January 5, 2004 to add information pursuant to Item 5 (“Other Events and Regulation FD Disclosure”).

On January 5, 2004 the Company files a current report on Form 8-K reporting events and information under Item 5 (“Other Events and Regulation FD Disclosure”) and Item 7 (“Exhibits”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2004

By:	/s/ MICHAEL J. BROWN

Michael J. Brown Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller Chief Financial Officer

Exhibit	Description

2.1	Agreement for the Purchase of the Entire Issued Share Capital of E-Pay Limited between the Registrant and the Shareholders of E-Pay Limited dated February 19, 2003 (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among the Registrant, Delta Euronet GmbH, Eft Services Holding B.V. and the shareholders of transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on January 4, 2002 and incorporate by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

3.2	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.4	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s quarterly report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.5	Amendment No. 2 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-l/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Agreement, dated November 20, 2003, between the Registrant and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.6	Rights Agreement, dated as of March 21, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated as of November 28, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between the Registrant and Michael J. Brown, CEO (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between the Registrant and Daniel R. Henry, COO (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between the Registrant and Jeffrey B. Newman, Executive Vice President (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between the Registrant and James P. Jerome, Executive Vice President (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.5	Services Agreement between e-pay Ltd. and Paul Althasen, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.6	Services Agreement between e-pay Ltd. and John Gardiner, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.7	Euronet Long Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.8	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.9	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement for Annual Meeting of Stockholders held on May 8, 2002 and incorporated by reference herein)

10.10	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

31.1	Section 302 — Certification of Chief Financial Officer

31.2	Section 302 — Certification of Chief Executive Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer

99.1	Risk Factors