Form 10-Q/A
period 2004-03-31
EURONET WORLDWIDE INC
filed 2004-06-28
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 10, 2004. In the previous filing, the risk factors were attached thereto as Exhibit 99.1. The Registrant hereby amends that quarterly report by placing the same risk factors in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

RISK FACTORS

Although we have reported net income in recent periods, we have incurred net losses for almost all of our operating history. We give no assurance that we will continue to report net income in future periods, and we may generate net losses while we concentrate on expansion of our business.

For the year quarter ended March 31, 2004, we had net income of approximately $3.3 million. For the years ended December 31, 2001 and 2003 we a net income of approximately $0.7 million and $11.8 million, respectively. For the years ended December 31, 2000 and 2002 we had net losses of $49.6 million and $6.5 million, respectively. Also, excluding the $18.0 million gain in 2003, this results in an aggregate net loss of approximately $58.3 million for the period January 1, 2000 through March 31, 2004. We may experience operating losses again while we continue to concentrate on expansion of our business and increasing our market share. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service or working capital requirements.

We have substantial indebtedness, and we will need a substantial increase in cash flows to continue to be able to meet our debt service obligations.

We have substantial indebtedness. As of March 31, 2004 our total liabilities were approximately $213.5 million and our total assets were $310.2 million. For the years ended December 31, 2003 and 2002, our total liabilities were approximately $221.9 million and $60.4 million, respectively, and our total assets were approximately $303.8 million and $66.7 million, respectively. We incurred this indebtedness in part as a result of our issuance of certain 12 3/8% Senior Discount Notes that fall due on July 1, 2006. Interest payments under these notes became due beginning on January 1, 2003. An additional $16.6 million in indebtedness was incurred in connection with the acquisition of e-pay and Precept, all of which is due within one year. Finally, in connection with the acquisitions of AIM and transact, there are certain additional cash payments, currently estimated to be between $11 million and $18 million, that may be required to be made if certain financial and other performance targets are met. At this time, there is no assurance that these targets will be met and we offer no assurance that these amounts, if due, will able to be paid on a timely basis through cash flow from operations or through refinancing.

We will be required to refinance a portion of our debt to ensure that we are able to repay such debt on a timely basis. In addition, if the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may require additional financing for these purposes and to fund our working capital needs. This additional financing may be in the form of additional indebtedness that would increase our overall leverage.

The level of our indebtedness could have important consequences to investors, including the following:

•	we must substantially increase our net cash flow to meet our debt service obligations and to fund adequately our planned capital expenditures and operations;

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•	our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.

In addition, if we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. This would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have.

Our business may suffer from risks related to our recent acquisitions and potential future acquisitions.

We cannot assure you that we will be able successfully to integrate our recent acquisitions, including the e-pay, transact and Precept acquisition and our acquisition of e-pay, or any future acquisitions, which could aversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•	Our integration plan for our recent acquisitions assumes benefits based on analyses that involve assumptions as to future events, including leveraging our existing relationships with mobile phone operators and retailers, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plan in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired business;

•	The execution of our integration plans may divert the attention of our management from operating our business; and

•	We may assume unanticipated liabilities and contingencies.

Future acquisitions may be affected through the issuance of our Common Stock, or securities convertible into our Common Stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

A lack of business opportunities or financial resources may impede our ability to continue to expand at desired levels, and our failure to expand operations could have an adverse impact on our financial condition.

Our expansion plans and opportunities are focused on three separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; and (iii) our prepaid mobile phone airtime services.

The continued expansion and development of our ATM business will depend on various factors including the following:

•	the demand for our ATM services in our current target markets;

•	the ability to locate appropriate ATM sites and obtain necessary approvals for the installation of ATMs;

•	the ability to install ATMs in an efficient and timely manner;

•	the expansion of our business into new countries as currently planned;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain sufficient numbers of ATMs on a timely basis; and

•	the availability of financing for the expansion.

We carefully monitor the growth of our ATM networks in each of our markets, and we accelerate or delay our expansion plans depending on local market conditions such as variations in the transaction fees we receive, competition, overall trends in ATM-transaction levels and performance of individual ATMs.

We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to 12 months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vender and generally this decision is subject to extensive management analysis and approvals. The process is exacerbated by the legal and regulatory considerations of local countries as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable.

We currently offer prepaid mobile phone top-up services in the U.K., Australia, New Zealand, Ireland, Poland, the U.S. and Germany. We plan to expand our top-up business in these and other markets by taking advantage of our existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements in these markets with mobile phone operators and retailers;

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users; and

•	the availability of financing for the expansion.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to manage our rapid expansion effectively will require us eventually to expand our operating systems and employee base. An inability to do this could have a material adverse effect on our business, growth, financial condition or results of operations.

We are subject to business cycles and other outside factors that may negatively affect mobile phone operators, retailers and our customers.

A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers, which could, in turn, negatively impact our financial results. If mobile phone operators experience decreased demand for their products and services or if the retail locations where we provide POS top-up services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could result in a higher rate of bankruptcy filings by mobile phone operators, retailers and our customers, which will have a negative impact on our business.

Our prepaid mobile airtime top-up business may be susceptible to fraud occurring at the retailer level.

We contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile phone airtime, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. Although, in certain circumstances, we maintain insurance polices and take other precautions to mitigate this risk, we can provide no assurance that retailer fraud will not increase in the future or that any proceeds we receive under our insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.

Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts.

Our contracts with mobile phone operators to process prepaid mobile phone airtime recharge services typically have terms of two years or less. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to two years and our contracts with smaller retailers typically may be cancelled by either party upon three months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse effect on our business, financial condition or results of operations.

In the U.S. and certain other countries, processes we employ may be subject to patent protection by other parties.

We have commenced prepaid processing operations in the U.S. The contribution of these operations to our financial results is currently insignificant, but we hope to expand this business rapidly. In the U.S., patent protection legislation permits the protection of processes. We employ certain processes in the U.S. that have been used in the industry by other parties for many years, and which we and other companies using the same or similar processes consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes employed in the prepaid processing industry in the U.S. The question whether a process is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes we use, we would be required to defend ourselves against such claim and if unsuccessful, would be required to either modify our processes or pay license fees for the use of such processes. This could materially and adversely affect our U.S. prepaid processing business and could result in our reconsidering the rate of expansion of this business in the U.S.

The level of transactions on our ATM and prepaid processing networks is subject to substantial seasonal variation, which may cause our quarterly results to fluctuate materially and create volatility in the price of our shares.

Our experience is that the level of transactions on our networks is subject to substantial seasonal variation. Transaction levels have consistently been much higher in the last quarter of the year due to increased use of ATMs and prepaid top-ups during the holiday season. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. Since revenues of the EFT Processing and Prepaid Processing Segments are primarily transaction-based, these segments are directly affected by this seasonality. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

The stability and growth of our ATM business depend on maintaining our current card acceptance and ATM management agreements with banks and international card organizations, and on securing new arrangements for card acceptance and ATM management.

The stability and future growth of our ATM business depend in part on our ability to sign card acceptance and ATM management agreements with banks and international card organizations. Card acceptance agreements allow our ATMs to accept credit and debit cards issued by banks and international card organizations. ATM management agreements generate service income from our management of ATMs for banks. These agreements are the primary source of our ATM business.

These agreements have expiration dates and banks and international card organizations are generally not obligated to renew them. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or that international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition or results of operations.

Retaining the founders of our company, and of e-pay and transact, and finding and retaining qualified personnel in Europe are essential to our continued success.

Our strategy and its implementation depend in large part on the founders of our company, in particular Michael Brown and Daniel Henry, and their continued involvement in Euronet in the future. In addition, the success of the expansion of e-pay’s and transact’s businesses depends in large part upon the retention of e-pay’s founders, Paul Althasen and John Gardiner, and transact’s founders, Bernd Artinger and Jürgen Platt. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in Central Europe and the other markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.

Our officers and some of our key personnel have entered into service or employment agreements containing non-competition, non-disclosure and non-solicitation covenants and providing for the granting of incentive stock options with long-term vesting requirements. However, most of these contracts do not guarantee that these individuals will continue their employment with us. The loss of our key personnel could have a material adverse effect on our business, growth, financial condition or results of operations.

Our operating results depend in part on the volume of transactions on ATMs in our network and the fees we can collect from processing these transactions.

Transaction fees from banks and international card organizations for transactions processed on our ATMs have historically accounted for a substantial majority of our revenues. Although we are less dependent on these fees due to our Prepaid Processing Segment, the future operating results of our ATM business depend on the following factors:

•	the increased issuance of credit and debit cards;

•	the increased acceptance of our ATM processing and management services in our target markets;

•	the maintenance of the level of transaction fees we receive;

•	the installation of larger numbers of ATMs; and

•	the continued use of our ATMs by credit and debit cardholders.

Although we believe that the volume of transactions in developing countries will tend to increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new less-developed markets and adding new transactions to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures.

Developments in electronic financial transactions, such as the increased use of debit cards by customers and pass-through of ATM transaction fees by banks to customers, or in the mobile phone industry, could materially reduce ATM transaction levels and our revenues.

Certain developments in the field of electronic financial transactions may reduce the amount of cash that individuals need on a daily basis, including the promotion by international card organizations and banks of the use of bank debit cards for transactions of small amounts. These developments may reduce the transaction levels that we experience on our ATMs in the markets where they occur. Banks also could elect to pass through to their customers all, or a large part of, the fees we charge for transactions on our ATMs. This would increase the cost of using our ATM machines to the banks’ customers, which may cause a decline in the use of our ATM machines and, thus, have an adverse effect on revenues. If transaction levels over our existing ATM network do not increase, growth in our revenues will depend primarily on rolling out ATMs at new sites and developing new markets, which requires capital investment and resources and reduces the margin we realize from our revenues.

The mobile phone industry is a rapidly evolving area, in which technological developments, in particular the development of new methods or services, may affect the demand for other services in a dramatic way. The development of any new technology that reduces the need or demand for prepaid mobile phone time could materially and adversely affect our business.

We generally have little control over the ATM transaction fees established in the markets where we operate, and therefore cannot control any potential reductions in these fees.

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from “interchange fees” that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to influence greatly these fees, which may increase or decrease over time. A significant decrease in the interchange fee in any market could adversely affect our results in that market.

In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs.

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switches. If a bank fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switches to enforce our right of settlement against such banks. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business.

We derive a significant amount of revenue in our business from service contracts signed with financial institutions to own and/or operate their ATM machines.

Certain contracts have been and, in the future, may be terminated by our client financial institutions resulting in a substantial reduction in revenue. Contract termination payments, if any, may be inadequate to replace revenues and operating income associated with these contracts.

Because our business is highly dependent on the proper operation of our computer network and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding our German ATMs, we operate all of our ATMs through our processing centers in Budapest, Hungary and Mumbai, India, and any operational problem in these centers may have a significant adverse impact on the operation of our network generally. In addition, we operate all of our top-up services through our processing centers in the U.K., Germany and the U.S., and any operational problem there could have a significant adverse impact on the operation of our top-up network.

We employ experienced operations and computer development staff and have created redundancies and procedures in our processing centers to decrease these risks. However, these risks cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We have the risk of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, as well as for ATM theft and vandalism.

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular the risk of electronic interception and theft of the information for use in fraudulent card transactions. We incorporate industry-standard encryption technology and processing methodology into our systems and software to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely, as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may be found liable. We are insured against various risks, including theft and negligence, but our insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of any losses arising from security breaches.

In addition to electronic fraud issues, the possible theft and vandalism of ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism. Although we are insured against these risks, exclusions or limitations in our insurance coverage may leave us bearing some or all of any loss arising from theft or vandalism of ATMs.

We are required under German law and the rules of financial transaction switching networks in all of our markets to have “sponsors” to operate ATMs and switch ATM transactions. Our failure to secure “sponsor” arrangements in any market could prevent us from doing business in that market.

Under German law, only a licensed financial institution may operate ATMs, and we are therefore required to have a “sponsor” bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” -type arrangements with financial institutions.

To date, we have been successful in reaching contractual arrangements that have permitted us to operate in all of our target markets. However, we cannot assure you that we will continue to be successful in reaching these arrangements, and it is possible that our current arrangements will not continue to be renewed.

Our competition in the EFT Processing Segment and Prepaid Processing Segment include large, well-financed companies and banks and, in the software market, companies larger than us with earlier entry into the market. As a result, we may lack the financial resources and access needed to capture increased market share.

EFT Processing Segment —Our principal EFT Processing Services Segment competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs, such as EDS, American Express, First Data Corporation or Concord EFS may also establish ATM networks or offer outsourcing services that compete with us in various markets. Competitive factors in our EFT Processing Services Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks. Our competitors may introduce or expand their ATM networks in the future, which would lead to a decline in the usage of our ATMs.

There are certain independent (non bank-owned) companies providing electronic recharge on ATMs in individual markets in which we provide this service. We are not aware of any individual independent companies providing electronic recharge on ATMs across multiple markets in which we provide this service. In this area, we believe competition will come principally from the banks providing such services on their own ATMs through relationships with mobile operators or from card transaction switching networks that add recharge transaction capabilities to their offerings (as is the case in the U.K. through the LINK network). However, there are relatively few barriers to entry in this business and larger companies that have more financial resources than we do could successfully compete with us based on a number of factors, including price.

Prepaid Processing Segment — Several companies offer electronic recharge services for mobile phone airtime on POS terminals in the markets where we do business. These companies include, but are not necessarily limited to, Alphyra, Paypoint, Omega Logic, Barclays Merchant Services and Anpost in the U.K.; On-Q and Ezipin in Australia; Milo, Kolporter and GTech in Poland; TeleCash Kommunikations-Service, GZS, ADT Jalex, ANTHROS and EVS in Germany; and PRE-Solutions, InComm and Everything Prepaid in the U.S.

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been in existence for longer than most of our competitors and has significant market share in those markets. We have approximately 35% of the POS recharge market in this U.K., 60% in Germany and 65% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor point of sale solutions to individual merchant requirements where appropriate. The GPRS (wireless) technology, designed by our transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

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

In addition to the above competitive factors, it is possible that mobile operators themselves may take over the distribution of their own prepaid mobile phone time. They would be able to terminate our contracts with them, which could have a material adverse impact on our business.

Software Solutions Segment —We believe we are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform. Other suppliers service the software requirements of large mainframe systems and UNIX based platforms.

Competitors of the Software Solutions Segment compete across all EFT software components in the following areas: (i) ATM, network and point-of-sale software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) wireless banking software systems, and (v) full EFT software, including Applied Communications Inc. (“ACI”), Mosaic Software and Oasis Software International.

Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.

We conduct a significant portion of our business in Central and Eastern European countries, and we have subsidiaries in the Middle East and Asia, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the U.S. or Western Europe.

Certain tax jurisdictions in which we operate in have complex rules regarding the valuation of inter-company services, payments between company-countries and the related effects on income tax, value added tax (VAT), transfer tax and share registration tax. From time to time, we may be reviewed by tax authorities and required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services. We obtain legal, tax and regulatory advice as necessary to ensure compliance with tax and regulatory matters but cannot assure that such reviews will not result in additional tax liability.

We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Greece, Croatia, India, and Indonesia and have operations in other countries in Central Europe, the Middle East and Asia. We sell software in many other markets in the developing world. These countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

For example, currently there are no limitations on the repatriation of profits from all of the countries in which we have subsidiaries, but foreign exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us.

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Hungary, Poland, the Czech Republic, Romania, Croatia and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to market economies. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

Transmittal of data by electronic means and telecommunications is subject to specific regulation in most Central European countries. Although these regulations have not had a material impact on our business to date, changes in these regulations, including taxation or limitations on transfers of data across national borders, could have a material adverse effect on our business, growth, financial condition or results of operations.

Because we derive our revenue from a multitude of countries with different currencies, our business is affected by local inflation and foreign exchange rates and policies.

We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in euro and British pound sterling. Additionally, a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars. The U.S. dollar has recently declined significantly against these currencies. As exchange rates among the U.S. dollar, the euro and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate.

In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries’ currencies have continued to decline in value against the major currencies of the OECD over this time period. Due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Nonetheless, rates of inflation in these countries may continue to fluctuate from time to time. The majority of our subsidiaries’ revenues are denominated in the local currency.

The terms of our certificate of incorporation and bylaws, and of Delaware law generally, may discourage the acquisition of our company and may impede a change in control of our company.

Among other things, the provisions of our certificate of incorporation and bylaws have the following effects:

•	classify our board of directors into three classes serving staggered three-year terms;

•	permit our board of directors, without further stockholder approval, to issue preferred stock;

•	prohibit us from engaging in some types of business combinations with interested stockholders; and

•	do not permit our stockholders to call special stockholder meetings.

These provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the market value of our Common Stock at the time of the offer. The issuance of preferred stock could also adversely affect the voting power of the holders of Common Stock and impede a change in control of our company. In addition, our board of directors recently adopted a stockholder rights plan, which may impede a change in control of our company.

Our directors and officers, together with the entities with which they are associated, owned about 21% of our Common Stock as of March 31, 2004, giving them significant control over decisions related to our company.

This control includes the ability to influence the election of other directors of our company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our company.

The sale of a substantial amount of our Common Stock in the public market could materially decrease the market price of our Common Stock, and about 34% of our outstanding Common Stock, while not currently traded publicly, could be publicly traded in blocks in the future.

If a substantial amount of our Common Stock were sold in the public market, or even targeted for sale, this could have a material adverse effect on the market price of our Common Stock and our ability to sell Common Stock in the future. As of March 31, 2004, we had approximately 30.4 million shares of Common Stock outstanding of which more than 10.6 million shares (including the shares we issued in the transact acquisition, the Fletcher financing and the Precept acquisition), or about 34%, are not currently traded on the public market. About 6.7 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the SEC. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these shares have the potential to be publicly traded, perhaps in large blocks. Moreover, some of these shareholders can require us to register transactions to sell their shares, which would permit them to sell shares without regard to the Rule 144 limitations.

An additional 7.4 million shares of Common Stock could be added to the total outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares of our Common Stock to the selling stockholders. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of Common Stock could be traded in the future and result in a material decrease in the market price of our Common Stock.

As of January 5, 2004, we had an aggregate of 5.5 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 2.9 million options are currently vested, which means they can be exercised at any time. We have 254,010 warrants outstanding in connection with our issuance of 12 3/8% Senior Discount Notes. Additionally, we may be required to issue additional shares of our Common Stock to Fletcher International Ltd. (to which we issued shares in a private placement) as well as cash and additional shares of Common Stock to the shareholders of transact and AIM under contingent “earn-out” payments in connection with our acquisitions of the shares of transact and assets of AIM. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn out payments. We have estimated the earn out payment in the transact acquisition to be approximately $20 to $30 million (50% payable in cash and 50% in our Common Stock) and in the AIM transaction to be approximately $2 to $5 million (30% payable in cash and 70% payable in our Common Stock). Therefore, approximately 7.4 million shares could potentially be added to the total current outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares to the selling stockholders, and thereby dilute the ownership percentage of current owners.

Of the 5.5 million total options outstanding, an aggregate of 1.8 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options, the warrants and the shares issuable to the selling stockholders described above, the Common Stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

June 28, 2004

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