Form 10-Q
period 2004-06-30
EURONET WORLDWIDE INC
filed 2004-08-09
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2004, the Company had 31,642,415 common shares outstanding.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$32,011	$19,245
Restricted cash	43,070	58,280
Trade accounts receivable, net of allowances for doubtful accounts of $1,594 at June 30, 2004 and $1,047 at December 31, 2003	79,684	75,648
Earnings in excess of billings on software installation contracts	393	729
Deferred income tax	2,409	2,543
Prepaid expenses and other current assets	22,407	11,509

Total current assets	179,974	167,954
Property, plant and equipment, net of accumulated depreciation of $47,685 at June 30, 2004 and $45,817 at December 31, 2003	30,086	20,658
Goodwill, net	106,089	88,512
Acquired intangible assets, net of accumulated amortization of $3,488 at June 30, 2004 and $1,704 at December 31, 2003	24,978	22,772
Deferred income taxes	276	279
Other assets, net of accumulated amortization of $3,231 at June 30, 2004 and $2,380 at December 31, 2003	5,968	3,598

Total assets	$347,371	$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$102,674	$97,188
Accrued expenses and other current liabilities	43,224	39,277
Debt obligations	25,091	5,930
Accrued interest on notes payable	310	381
Income taxes payable	6,199	3,316
Deferred income taxes	1,284	1,374
Other	2,776	4,460

Total current liabilities	181,558	151,926
Debt obligations	45,166	59,032
Deferred income tax	8,677	7,828
Other long-term liabilities	3,085	3,118

Total liabilities	238,486	221,904

Stockholders’ equity:
Common Stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 31,367,509 shares at June 30, 2004 and 29,525,554 at December 31, 2003	627	590
Additional paid-in-capital	217,591	198,377
Treasury stock	(185)	(145)
Employee loans for stock	(338)	(427)
Subscription receivable	9	26
Accumulated deficit	(110,204)	(117,871)
Restricted reserve	776	777
Accumulated other comprehensive income	609	542

Total stockholders’ equity	108,885	81,869

Total liabilities and stockholders’ equity	$347,371	$303,773

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
EFT processing services	$18,002	$12,169	$32,942	$24,058
Prepaid processing services	65,634	32,192	128,553	49,564
Software services	3,386	3,780	6,582	7,619

Total revenues	87,022	48,141	168,077	81,241

Operating expenses:
Direct operating costs	61,128	32,134	117,802	52,139
Salaries and benefits	10,577	7,492	20,665	14,367
Selling, general and administrative	4,518	2,635	8,744	4,948
Depreciation and amortization	3,433	3,096	6,987	5,852

Total operating expenses	79,656	45,357	154,198	77,306

Operating income	7,366	2,784	13,879	3,935

Other income (expenses):
Interest income	615	273	1,186	626
Interest expense	(1,672)	(1,914)	(3,508)	(3,521)
Gain on sale of U.K. subsidiary	—	—	—	18,001
Equity in income from unconsolidated subsidiaries	125	97	104	134
Loss on early retirement of debt	(23)	—	(94)	—
Foreign exchange gain (loss), net	258	(3,120)	493	(4,959)

Total other income (expense)	(697)	(4,664)	(1,819)	10,281

Income (loss) from continuing operations before income taxes	6,669	(1,880)	12,060	14,216
Income tax expense	(2,289)	(895)	(4,394)	(1,570)

Income (loss) from continuing operations	4,380	(2,775)	7,666	12,646

Loss from discontinued operations	—	(2)	—	(2)

Net income (loss)	4,380	(2,777)	7,666	12,644
Translation adjustment	274	1,010	69	1,057

Comprehensive income (loss)	$4,654	$(1,767)	$7,735	$13,701

Income (loss) per share – basic:
Income (loss) from continuing operations per share	$0.14	$(0.10)	$0.25	$0.49
Income from discontinued operations per share	—	—	—	—

Net income (loss) per share	$0.14	$(0.10)	$0.25	$0.49

Basic weighted average shares outstanding	30,966,937	26,559,343	30,543,616	25,887,326

Income (loss) per share – diluted:
Income (loss) from continuing operations per share	$0.13	$(0.10)	$0.23	$0.44
Income from discontinued operations per share	—	—	—	—

Net income (loss) per share	$0.13	$(0.10)	$0.23	$0.44

Diluted weighted average shares outstanding	34,058,533	26,559,343	33,794,701	28,514,859

See accompanying notes to unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2004	2003
Net income	$7,666	$12,644

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,987	5,852
Unrealized foreign exchange (gain) loss	(1,227)	4,671
Gain on sale of U.K. subsidiary	—	(18,001)
Deferred income tax (benefit) expense	(525)	1,587
Change in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in restricted cash	15,210	(15,339)
Decrease (increase) in trade accounts receivable	(2,109)	15,005
Increase in prepaid expenses and other current assets	(3,711)	(2,538)
Decrease in trade accounts payable	(4,710)	(2,221)
Increase in accrued expenses and other liabilities	6,779	4,846
Other	(1,924)	1,350

Net cash provided by operating activities	22,436	7,856

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,595)	(26,751)
Sale of U.K. subsidiary	—	24,418
Fixed asset purchases	(3,403)	(1,559)
Other	(607)	(425)

Net cash used in investing activities	(7,605)	(4,317)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	4,600	1,341
Debt obligation repayments	(12,344)	(4,012)
Debt issuances	5,472	—
Other	(13)	294

Net cash used in financing activities	(2,285)	(2,377)

Effect of exchange differences on cash	220	(103)

Net increase in cash and cash equivalents	12,766	1,059
Cash and cash equivalents at beginning of period	19,245	12,021

Cash and cash equivalents at end of period	$32,011	$13,080

Interest paid during the period	$3,433	$2,400
Income taxes paid during period	$1,802	$21

See accompanying notes to the unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with generally accepted accounting principles of the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2004, the results of its operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003.

Balance sheet amounts as of December 31, 2003 were derived from the Company’s audited financial statements for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2003, including the notes thereto, set forth in the Company’s Form 10-K.

The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	30,966,937	26,559,343	30,543,616	25,887,326
Convertible warrants outstanding	208,954	140,090	203,302	119,319
Stock options outstanding*	2,882,642	2,339,697	3,047,783	2,029,945
Convertible debt	—	—	—	478,269

Potentially diluted weighted average shares outstanding	34,058,533	29,039,130	33,794,701	28,514,859

*	Includes options with strike prices below the average fair market value of Euronet common shares during the period.

The table above does not reflect options of 697,000 for the three and six months ended June 30, 2004 that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options.

NOTE 4—BUSINESS COMBINATIONS AND PURCHASES

Investments Accounted for Using the Cost Method

Under the cost method of accounting, there is no recognition of an investee company’s periodic income or loss from operations in the Consolidated Statement of Operations and Comprehensive Income of Euronet. If additional ownership interest is acquired and Euronet obtains a position of significant influence or a control position, equity in the unconsolidated subsidiary will be recognized or the operating results will be consolidated under the equity or consolidation method of accounting, depending on the ownership percentage. Income is recorded if any dividends are received and management monitors its cost method investments for impairment.

Acquisition of 10% Ownership Shares in ATX Software Ltd.

In May 2004, Euronet purchased 10% of the shares of ATX Software Ltd. (“ATX”), a provider of electronic prepaid voucher solutions headquartered in the U.K. The purchase price was approximately $2.8 million. The Company issued 125,000 shares of Euronet Common Stock for the ATX shares. Euronet was granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005.

ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX’s network and transaction processing centers in London and Paris support approximately 14,500 devices using secure protocols and processes over 2 million transactions a month. ATX works directly with scratch card distributors, who in turn contract with individual retailers. ATX has customers in more than 20 countries, including Belgium, Switzerland, Spain, Holland, Greece, Romania, Tunisia, Nigeria, Gabon, Ghana, Senegal, Cameroon, China, French West Indies, Reunion, Puerto Rico, Fiji and Israel.

In June 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of ATX. The Common Stock issued at the closing of the transaction may be transferred by the holders upon receipt of such shares (subject to the escrow provision described above) as of the effective date of the SEC registration statement, which occurred in July 2004.

Acquisitions Accounted for Under the Consolidation Method of Accounting and SFAS 141

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger acquisitions, management engages an appraiser to assist in the evaluation.

Acquisition of Electronic Payment Solutions

In May 2004, Euronet purchased all of the assets and assumed all of the liabilities of Electronic Payment Solutions (“EPS”), a company based in Houston, TX. The Company issued 110,000 shares of Euronet Common Stock for the EPS net assets valued at $2.1 million. Of the issued shares of Common Stock, 55,000 shares will be held in escrow, with 27,500 being released in 12 months and 27,500 being released in 24 months, subject to certain performance criteria. In addition, there is a potential earn-out payment payable in Common Stock, currently estimated to be approximately $1.0 million, one half of which will be paid on or about March 10, 2005, subject to certain performance criteria. Moreover, one half of the shares of Common Stock issued as part of the earn-out payment will be held in escrow for 12 months from date of issuance.

EPS is a company that distributes prepaid services via point-of-sale (POS) terminals. Euronet will use its resources to enhance the Company’s U.S. prepaid program, called PaySpot, which enables customers to purchase airtime and long-distance calling plans from POS terminals across the country.

The following table summarizes the total cost of the acquisition of EPS. Note that all amounts are included as of the purchase price date. Certain minor changes are ongoing due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands, except shares):

Consideration paid – estimated fair value of Euronet Common Stock (110,000 shares)	$2,041
Transaction costs and share registration fees	50

Total purchase price	$2,091

Assets Acquired

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Net tangible assets acquired	various	$41
Customer relationships	8 years	459
Software	5 years	50
Goodwill	N/A	1,541

Total intangible assets		$2,091

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

In June 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of EPS. The registration statement became effective in July 2004. The Common Stock issued at the closing of the transaction may be transferred by the holders upon the effective date of registration of such shares (subject to the escrow provision described above).

Acquisition of Prepaid Concepts, Inc.

In January 2004, Euronet purchased all of the share capital of Prepaid Concepts, Inc. (Precept), a company based in California. Precept is a U.S. based company that distributes prepaid services via point-of-sale (POS) terminals. Euronet will use Precept’s resources to enhance the Company’s PaySpot program.

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

The following table summarizes the total cost of the acquisition of Precept. Note that all amounts are included as of the purchase price date. Certain minor changes to these amounts may be made due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands except shares):

Cash paid at closing	$4,000
Notes payable	4,000
Estimated fair value of Euronet Common Stock (527,180 shares)	9,801

Total paid to Precept shareholders	17,801
Transaction costs and share registration fees	23

Total purchase price	$17,824

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

In February 2004, Euronet filed with the SEC a registration statement to enable the public resale of the Common Stock received by the former shareholders of Precept. The Common Stock issued at the closing of the transaction and issuable upon conversion of the convertible notes may be transferred by the holders upon the effective date of registration of such shares (subject to the escrow provision described above).

Acquisitions of e-pay, AIM and transact

In February 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), an electronic payments processor of prepaid mobile phone airtime top-up services in the U.K. and Australia. Subsequent to the acquisition, e-pay added service in Ireland, Poland and New Zealand. Substantially all of the purchase price was allocated to intangible assets including goodwill. The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital, and intangible assets, such as software, trademarks and trade names, customer relationships, and goodwill.

In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (AIM), a U.S.-based company that distributed prepaid services via point-of-sale (POS) terminals in 36 states. The assets of AIM were purchased on an “earn-out” basis over two years based upon defined financial results of the network purchased, with maximum additional consideration of $5.5 million. Of the purchase price, $2.0 million was paid at closing in cash and Euronet stock, and the remainder is to be paid 30% in cash and 70% in Euronet Common Stock valued at market prices at time of payment. No amounts have been recorded at June 30, 2004 for this contingent obligation.

In November 2003, the Company purchased 100% of the shares of transact Elektronische Zahlungssysteme GmbH, which it refers to as “transact,” a company based in Germany. The transfer of the transact shares to the Company is staged, with 96% of the transact shares transferred at closing and the remaining 4% transferred upon payment by us on January 14, 2005 of the “earn-out” payment described below. The Company paid approximately $17.8 million in cash and issued 643,048 shares of Common Stock for the transact shares. Based on our expectation of future results, a future payment of between $20.0 million and $30.0 million is possible. No amounts have been recorded at June 30, 2004 for this contingent obligation. Based on these estimates, the Company could issue between 666,667 and 1,000,000 additional shares of Common Stock to the transact selling stockholders on January 14, 2005. However, because the shares issued and issuable pursuant to the transact and Fletcher (discussed below) transactions may be considered to be part of the same transaction for purposes of the Nasdaq Marketplace Rules, the Company has agreed not to issue more than approximately 705,500 shares of Common Stock to pay the earn-out payment without prior stockholder approval. The Company is required to pay in cash any amount of the earn-out payment that is not paid in shares of Euronet Common Stock.

To finance the transact acquisition, Euronet privately placed 1,131,363 shares of Common Stock with Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, and received proceeds of $20.0 million. The per share purchase price of approximately $17.68 was based on the volume-weighted average price for shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, Euronet granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights may be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights were exercisable by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which period could be extended under certain circumstances. The additional investment rights, under certain circumstances, could be exercised on a “net settlement basis”, under which Fletcher was not required to purchase shares, but received a number of shares of Common Stock that corresponded to any discount between the price Fletcher was to pay for the stock and the then-current market price of the Common Stock that Fletcher could have purchased from Euronet.

In April 2004, Fletcher exercised 50% of its additional investment rights in accordance with its agreement with Euronet, resulting in a net share settlement to Fletcher of 233,451 shares. In May 2004, Fletcher delivered a notice of exercise of the remaining 50% of their additional investment rights, which would result in a net share settlement to Fletcher of 190,248 shares; however, Fletcher has suspended such exercise pending discussions regarding an alternative investment in Euronet.

Pro Forma Results

The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three and six months ended June 30, 2003 as if the acquisitions of e-pay, AIM, transact, Precept and EPS had occurred as of January 1, 2003. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet.

EURONET WORLDWIDE INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Revenues, Income from Operations and Net Income

	For the three months ended June 30, 2003
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$48,141	$5,253	$53,394
Income from operations	(2,775)	476	(2,299)
Net income	(2,777)	476	(2,301)
Income per share—basic:
Income from continuing operations	$(0.10)	$—	$(0.08)
Net income	$(0.10)	$—	$(0.08)
Income per share—diluted:
Income from continuing operations	$(0.10)	$—	$(0.08)
Net income	$(0.10)	$—	$(0.08)

	For the six months ended June 30, 2003
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$81,241	$19,263	$100,504
Income from operations	12,646	1,193	13,839
Net income	12,644	1,193	13,837
Income per share—basic:
Income from continuing operations	$0.49	$—	$0.49
Net income	$0.49	$—	$0.49
Income per share—diluted:
Income from continuing operations	$0.44	$—	$0.45
Net income	$0.44	$—	$0.45

No pro forma combined results table is required for the three or six months ended June 30, 2004, as all material acquisitions are included in the combined results of operations for the full periods in 2004. The May 2004 EPS acquisition is not material to the three-and six-month revenue, income from operations and net income as presented herein.

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

Simultaneous with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed a five-year ATM Outsourcing and Gateway Services Agreement under which Euronet will provide services that are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint. Management has allocated $4.5 million of the total sale proceeds to the Services Agreement, which will be accrued to revenues on a straight-line basis over the five-year contract term that began January 1, 2003, representing approximately $0.9 million annually. The results of operations of Euronet U.K. continue to be included in operations due to the ongoing revenues generated under the Services Agreement.

NOTE 6—BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments:

i) In the EFT Processing Segment, the Company processes transactions for a network of 5,097 automated teller machines (ATMs) across Europe, Egypt and India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions and electronic top-up services (for prepaid mobile airtime purchases via ATM or directly from the handset).

ii) Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of more than 162,000 point-of-sale (POS) terminals providing electronic processing of prepaid mobile phone airtime (top-up) services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

iii) Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services that are not directly identifiable with them.

The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2004 and 2003 (unaudited, in thousands):

	Three months ended June 30, 2004
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$18,002	$65,634	$3,386	$—	$—	$87,022

Operating expenses:
Direct operating costs	8,815	52,112	202	—	(1)	61,128
Salaries and benefits	3,857	3,466	2,155	1,099	—	10,577
Selling, general and administrative	415	2,364	446	1,251	42	4,518
Depreciation and amortization	1,814	1,360	235	23	1	3,433

Total operating expenses	14,901	59,302	3,038	2,373	42	79,656

Operating income (loss)	3,101	6,332	348	(2,373)	(42)	7,366

Other income (expense):
Interest income	23	590	—	1	1	615
Interest expense	(298)	(20)	(1)	(1,354)	1	(1,672)
Equity in unconsolidated subsidiaries	—	125	—	—	—	125
Loss on early retirement of debt	—	—	—	(23)	—	(23)
Foreign exchange gain, net	—	—	—	258	—	258

Total other (expense) income	(275)	695	(1)	(1,118)	2	(697)

Income (loss) from continuing operations before income taxes	$2,826	$7,027	$347	$(3,491)	$(40)	$6,669

Segment assets as of June 30, 2004	$66,322	$270,549	$6,086	$4,414	$—	$347,371
Fixed assets as of June 30, 2004	$24,590	$4,798	$755	$48	$(105)	$30,086

	Three months ended June 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$12,243	$32,192	$3,850	$—	$(144)	$48,141

Operating expenses:
Direct operating costs	5,904	26,078	201	—	(49)	32,134
Salaries and benefits	3,022	1,495	2,341	635	(1)	7,492
Selling, general and administrative	249	963	670	814	(61)	2,635
Depreciation and amortization	1,874	940	266	21	(5)	3,096

Total operating expenses	11,049	29,476	3,478	1,470	(116)	45,357

Operating income (loss)	1,194	2,716	372	(1,470)	(28)	2,784

Other income (expense):
Interest income	6	254	2	11	—	273
Interest expense	(166)	(2)	—	(1,746)	—	(1,914)
Income—unconsolidated subsidiaries	(1)	114	—	(16)	—	97
Foreign exchange (loss) gain, net	—	—	—	(3,152)	32	(3,120)

Total other (expense) income	(161)	366	2	(4,903)	32	(4,664)

Income (loss) from continuing operations before income taxes	$1,033	$3,082	$374	$(6,373)	$4	$(1,880)

Segment assets as of December 31, 2003	$46,488	$236,950	$8,155	$12,180	$—	$303,773
Fixed assets as of December 31, 2003	$17,095	$2,908	$798	$(116)	$(27)	$20,658

	Six months ended June 30, 2004
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$32,942	$128,553	$6,582	$—	$—	$168,077

Operating expenses:
Direct operating costs	15,699	101,824	280	—	(1)	117,802
Salaries and benefits	7,380	6,836	4,316	2,132	1	20,665
Selling, general and administrative	1,123	4,356	975	2,296	(6)	8,744
Depreciation and amortization	3,649	2,826	456	55	1	6,987

Total operating expenses	27,851	115,842	6,027	4,483	(5)	154,198

Operating income (loss)	5,091	12,711	555	(4,483)	5	13,879

Other income (expense):
Interest income	37	1,134	1	13	1	1,186
Interest expense	(474)	(43)	(2)	(2,990)	1	(3,508)
Gain on sale of U.K. subsidiary	—	—	—	—	—	—
Equity in unconsolidated subsidiaries	—	125	—	(21)	—	104
Loss on early retirement of debt	—	—	—	(94)	—	(94)
Foreign exchange gain, net	—	—	—	493	—	493

Total other (expense) income	(437)	1,216	(1)	(2,599)	2	(1,819)

Income (loss) from continuing operations before income taxes	$4,654	$13,927	$554	$(7,082)	$7	$12,060

Segment assets as of June 30, 2004	$66,322	$270,549	$6,086	$4,414	$—	$347,371
Fixed assets as of June 30, 2004	$24,590	$4,798	$755	$48	$(105)	$30,086

	Six months ended June 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$24,204	$49,564	$7,744	$—	$(271)	$81,241

Operating expenses:
Direct operating costs	11,669	40,085	508	—	(123)	52,139
Salaries and benefits	6,089	2,307	4,716	1,255	—	14,367
Selling, general and administrative	701	1,374	1,365	1,623	(115)	4,948
Depreciation and amortization	3,720	1,558	541	43	(10)	5,852

Total operating expenses	22,179	45,324	7,130	2,921	(248)	77,306

Operating income (loss)	2,025	4,240	614	(2,921)	(23)	3,935

Other income (expense):
Interest income	14	472	4	136	—	626
Interest expense	(358)	(4)	—	(3,159)	—	(3,521)
Gain on sale of U.K. subsidiary	—	—	—	18,001	—	18,001
Equity in unconsolidated subsidiaries	(1)	169	—	(34)	—	134
Foreign exchange gain (loss), net	—	—	—	(4,991)	32	(4,959)

Total other (expense) income	(345)	637	4	9,953	32	10,281

Income from continuing operations before income taxes	$1,680	$4,877	$618	$7,032	$9	$14,216

Segment assets as of December 31, 2003	$46,488	$236,950	$8,155	$12,180	$—	$303,773
Fixed assets as of December 31, 2003	$17,095	$2,908	$798	$(116)	$(27)	$20,658

Total revenues for the six-month periods ended June 30, 2004 and June 30, 2003, and long-lived assets as of June 30, 2004 and December 31, 2003 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues For the six months ended June 30,		Long-lived Assets
	2004	2003	As of June 30, 2004	As of December 31, 2003
United States	$17,930	$7,747	$1,710	$804
Germany	15,582	6,659	4,332	3,788
Poland	12,088	7,777	14,341	6,509
Hungary	3,562	3,626	4,716	5,049
U.K.	79,339	35,126	1,646	1,141
Australia	27,902	14,295	356	470
Czech Republic	1,536	2,175	1,688	1,960
Other	10,138	3,836	1,297	937

Total	$168,077	$81,241	$30,086	$20,658

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S. long-lived assets consist of property, plant, and equipment, net of accumulated depreciation.

NOTE 7—RESTRICTED CASH

As of June 30, 2004, the Company had $43.1 million of restricted cash, of which $41.6 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected on behalf of others and held in designated trust accounts or other restricted accounts that are not available for operating business activities. The remaining $1.5 million in restricted cash is held as security with respect to cash provided by banks participating in the ATM network.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,380	$(2,777)	$7,666	$12,644
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,115)	(1,002)	(2,045)	(2,198)

Pro forma net income (loss)	$3,265	$(3,779)	$5,621	$10,446

Earnings (loss) per share:
Basic—as reported	$0.14	$(0.10)	$0.25	$0.49
Basic—pro forma	$0.11	$(0.14)	$0.19	$0.40
Diluted—as reported	$0.13	$(0.10)	$0.23	$0.44
Diluted—pro forma	$0.10	$(0.14)	$0.17	$0.37

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

NOTE 9—NOTES PAYABLE AND CREDIT FACILITIES

A summary of the activity for the six months ended June 30, 2004 for all debt obligations is presented below (in thousands):

	Debt Obligations Balances and activity for the six months ended June 30, 2004 (unaudited, in thousands)
		Acquisition Indebtedness
	12 3/8% Senior Discount Notes	(e-pay notes due Feb. 2005)	(Precept notes due Jan. 2005)	Operating and asset based Indebtedness	Lines of Credit	Capital Leases	Total
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	345	2,768	11,692	18,805
Less: Payments	(9,811)	—	(925)	(144)	(250)	(1,213)	(12,343)
Adjust: Foreign exchange loss (gain)	(1,369)	202	—	—	—	—	(1,167)

Balance at June 30, 2004	$32,341	$12,473	$3,075	$2,206	$4,492	$15,670	$70,257

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10 million with a U.S.-based financial institution. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. Interest accrues on any balances outstanding at a prime-based floating rate or LIBOR-based rates for 90-day periods. Certain financial performance covenants must be maintained under the agreement, and the $10 million is subject to certain advance rate restrictions. As of June 30, 2004 we were in compliance with these covenants, and the maximum amount allowable to borrow under the advance rate limitation is approximately $9.0 million. As of June 30, 2004, we borrowed $2.5 million under this bank agreement and utilized $2.8 million to secure stand by letters of credit, leaving approximately $3.7 million available for future borrowings.

NOTE 10—RELATED PARTY TRANSACTIONS

See Note 4 – Business Combinations and Note 12 – Subsequent Events for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the historic business owners (now Euronet shareowners) in connection with the acquisitions of various Prepaid Processing businesses.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill are carried at amortized cost and evaluated for impairment annually or more frequently if there is an indication of impairment. As disclosed in Note 4 – Business Combinations and Purchases, additions during the six months ended June 30, 2004 include $4.0 million in allocated amortizable intangible assets and $17.6 million in goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. A summary of activity in intangible assets and goodwill for the six months ended June 30, 2004 is presented below.

	Goodwill and Intangible Assets Activity for the six months ended June 30, 2004 (unaudited, in thousands)
	Balance at December 31, 2003	Additions (Primarily EPS and Precept Acquisitions)	Reductions (Amortization Expense)	Balance at June 30, 2004
Goodwill	$88,512	$17,577	$—	$106,089
Amortizable intangibles	24,476	3,990	—	28,466
Accumulated amortization	(1,704)	—	(1,784)	(3,488)

Total	$111,284	$21,567	$(1,784)	$131,067

		Estimated annual intangible asset amortization expense (unaudited, in thousands)
	Six months ended December 31, 2004	2005	2006	2007	2008	2009
Customer relationships	$1,392	$2,764	$2,764	$2,764	$2,764	$2,764
Software	176	344	344	344	317	211
Trademarks	116	232	232	232	232	232

	$1,684	$3,340	$3,340	$3,340	$3,313	$3,207

NOTE 12—SUBSEQUENT EVENTS

Acquisition of Call Processing, Inc.

In July 2004, Euronet purchased all of the share capital of Call Processing, Inc. (CPI), a company based in Dallas, TX. The Company will deliver Euronet Common Stock valued at $5.7 million for the CPI shares. Of the total, issued shares of Common Stock, $2.8 million of share values were delivered at closing (subject to a true-up in value payable in cash or stock on the effective date of the registration statement covering the resale of such shares.) $1.5 million of share value and/or cash will be delivered on July 1, 2005 and $1.4 million in share value and/or cash will be delivered on June 30, 2006, subject to certain performance criteria. The Company will also deliver Euronet Common Stock valued at $0.7 million in consideration for CPI’s net current assets as of July 30, 2004. In addition there is a potential earn-out payment payable in Common Stock, currently estimated to be up to $1.6 million due on March 15, 2005. CPI is a provider of prepaid wireless processing and other services to convenience store chains throughout the U.S. through a network of approximately 1,500 retail locations, all of which have electronic distribution of prepaid services via POS terminals. CPI provides several types of prepaid products, including prepaid wireless, prepaid long distance, prepaid gift cards, age verification and other services. Euronet will use CPI resources to enhance the Company’s PaySpot program.

In August 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of CPI. The Common Stock issued at the closing of the transaction may be transferred by the holders upon receipt of such shares (subject to the escrow provision described above) as of the effective date of the SEC registration statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview

Euronet Worldwide offers EFT outsourcing services, integrated EFT software and related consulting services, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate and service the largest pan-European group of ATMs and operate the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia, and process electronic top-up transactions at more than 162,000 POS terminals across over 68,000 retailers in Europe, Asia Pacific and the U.S. With corporate headquarters in Leawood, Kansas, USA, and 17 offices worldwide, Euronet serves clients in more than 65 countries.

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

These risks and other risks are described at the end of Item 2 to this Form 10-Q.

Lines of Business, Geographic Locations and Principal Products and Services

We operate in three principal business segments:

• In our EFT Processing Segment, we process transactions for a network of 5,097 ATMs across Europe and in India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, and electronic recharge services for prepaid mobile airtime.

• Through our Prepaid Processing Segment, we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 162,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Malaysia and Indonesia.

• Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

As of June 30, 2004, we had 10 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt. Our executive offices are located in Leawood, Kansas, U.S.A.

Sources of Revenues and Cash Flow

Euronet earns revenues and income based on ATM management fees, transaction fees, processing fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described further below.

EFT Processing Segment—Of total segment revenue, approximately 37% was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements). We believe our strategy to shift from a largely proprietary, Euronet-owned ATM network to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investments. On our proprietary network, we generally charge fees for four types of transactions that are processed on our ATMs:

• cash withdrawals;

• balance inquiries;

• transactions not completed because the relevant card issuer does not give authorization; and

• prepaid telecommunication recharges.

Transaction fees for cash withdrawals vary from market to market but generally range from approximately $0.10 to $2.70 per transaction. Transaction fees for the other three types of transactions are generally substantially less. We include transaction fees earned under the electronic recharge solutions that we distribute through our ATMs in EFT Processing Segment revenues. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Generally, transaction fees vary from approximately $0.30 to $3.00 per prepaid mobile recharge purchase and are shared with the financial institution and the mobile operator. Any or all of these fees may come under pricing pressure in the future.

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

Prepaid Processing Segment—The significant growth in the revenue and operating income in our Prepaid Processing Segment is the result of the acquisitions of e-pay, transact, AIM, Precept and EPS (see discussion below and Note 4 to the unaudited consolidated financial statements) together with the significant growth rates experienced at each of these businesses. During 2003 and early 2004, e-pay was still establishing contractual relationships with many large and small retailers to distribute mobile top-up services through POS terminals. Revenues have grown rapidly each quarter as the level of business at the retailers concerned has ramped up to full realization. Growth in the business is also attributable to the conversion by mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions. We do not expect these growth rate levels to continue.

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

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions in occurring or has been completed, the pace of growth in the prepaid mobile telephone market generally, our own share of the retail distribution capacity in the market, and the level of commission or margin that is paid to the various intermediaries in the process of distribution of prepaid mobile phone time. In mature markets, such as the U.K, Australia, Ireland and New Zealand, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion, so this factor will cease to provide the organic increase in the number of transactions per terminal that we have been experiencing. Also in mature markets, competition among prepaid distributors results in reduction of commissions and margins by mobile operators as well as retailer churn to alternative providers or a discontinuance of the product offering. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) are still present.

Software Solutions Segment—The revenues from the Software Solutions Segment are derived from software license fees, professional service fees for providing customization, installation and consulting services to our customers, ongoing software maintenance fees and hardware sales revenues.

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

• the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

• the development of mobile phone networks in these markets and the increase in the number of prepaid mobile phone users;

• the availability of transactions and distribution fees sufficient to sustain or expand profit margins;

• the availability of financing for expansion; and

• the rate and volume of conversion from prepaid top-up using scratch card solutions to electronic processing solutions.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to manage effectively our rapid expansion may require us eventually to expand our operating systems and employee base. An inability to do this could have a material adverse affect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.

Significant events in the first six months of 2004:

To assist the reader in understanding and locating certain important information in this Management’s Discussion and Analysis, we have summarized the more significant events of the first half of 2004 below:

• Acquisition of Precept, EPS and a 10% ownership interest in ATX – See Management’s Discussion and Analysis, Prepaid Processing Segment on pages 20-22; see also Note 4 to the unaudited consolidated financial statements.

• Reduction of 12 3/8% Senior Debt – See Management’s Discussion and Analysis, Balance Sheet on page 29; see also Note 9 to the unaudited consolidated financial statements

• $10 million line of credit established with a U.S.-based financial institution – See Liquidity and Capital Resources on page 25 and Contractual Obligations and Off-Balance Sheet Items on page 26; see also Note 9 to the unaudited consolidated financial statements.

SEGMENT SUMMARY RESULTS OF OPERATIONS (Unaudited, in thousands)

	Three months ended June 30,
	Revenues		Operating Income
	2004	2003	2004	2003
EFT Processing	$18,002	$12,243	$3,101	$1,194
Prepaid Processing	65,634	32,192	6,332	2,716
Software Solutions	3,386	3,850	348	372
Corporate Services	—	—	(2,373)	(1,470)

Total	87,022	48,285	7,408	2,812
Inter-Segment Eliminations	—	(144)	(42)	(28)

Total	$87,022	$48,141	$7,366	$2,784

	Six months ended June 30,
	Revenues		Operating Income
	2004	2003	2004	2003
EFT Processing	$32,942	$24,204	$5,091	$2,025
Prepaid Processing	128,553	49,564	12,711	4,240
Software Solutions	6,582	7,744	555	614
Corporate Services	—	—	(4,483)	(2,921)

Total	168,077	81,512	13,874	3,958
Inter-Segment Eliminations	—	(271)	5	(23)

Total	$168,077	$81,241	$13,879	$3,935

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

EFT PROCESSING SEGMENT

The following table presents the results of operations for the second quarter and first half of 2004 and 2003 for our EFT Processing Segment:

	Three months ended June 30, (unaudited, in thousands)
	2004	2003
Total revenues	$18,002	$12,243

Operating expenses:
Direct operating cost	8,815	5,904
Salaries and benefits	3,857	3,022
Selling, general and administrative	415	249
Depreciation and amortization	1,814	1,874

Total operating expenses	14,901	11,049

Operating income	$3,101	$1,194

	Six months ended June 30, (unaudited, in thousands)
	2004	2003
Total revenues	$32,942	$24,204

Operating expenses:
Direct operating cost	15,699	11,669
Salaries and benefits	7,380	6,089
Selling, general and administrative	1,123	701

Depreciation and amortization	3,649	3,720

Total operating expenses	27,851	22,179

Operating income	$5,901	$2,025

Revenues

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:

• cash withdrawals;

• balance inquiries;

• transactions not completed because the relevant card issuer does not give authorization; and

• prepaid telecommunication recharges.

Total EFT Processing Segment revenues increased 47%, or $5.8 million, to $18.0 million in the second quarter 2004 from $12.2 million in the second quarter 2003 and increased 36%, or $8.7 million to $32.9 million in the first half of 2004 from $24.2 million in the first half of 2003. As of June 30, 2004, we operated 5,097 ATMs, an increase of 1,977 or 63% over 3,120 ATMs as of June 30, 2003. At June 30, 2004, we owned 17% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 83% are operated under management outsourcing agreements. Transactions on machines owned or operated by us increased 27.0 million, or 100%, to 54.1 million for the second quarter 2004 from 27.1 million transactions for the second quarter 2003, and increased 38.5 million, or 76%, to 89.0 million for the first half of 2004 from 50.5 million transactions for the first half of 2003. The increase in transaction growth is greater than the increase in ATMs operated and revenue growth due to an increase in ATMs that we operate under ATM management outsourcing agreements relative to ATMs we owned during this period. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines generally increase faster than the revenues. Substantially all of the 1,977 increases in ATMs from June 30, 2003 to June 30, 2004 were under ATM management agreements in Central Europe and India.

Revenue per ATM decreased 3.8% to $3,852 for the second quarter 2004 from $4,005 for the second quarter 2003 and decreased 1% to $7,881 for the first half of 2004 from $7,992 in the first half of 2003. Revenue per transaction decreased to $0.33 for the second quarter 2004 from $0.45 for the second quarter 2003 and decreased to $0.37 for the first half of 2004 from $0.48 for the first half of 2003. These changes in revenue per ATM are primarily due to the increased transaction levels on ATMs combined with the increases in transactions under network participation agreements as well as the implementation of new outsourcing agreements throughout 2003 and into the first half of 2004. Certain new outsourcing agreements have fixed monthly or periodic fees and other professional fees during the roll out period. Although network participation agreements have transaction fees that are lower than our average fees, they produce increased transaction levels on currently existing ATMs. Our revenue from mobile phone top-ups at our ATM sites also continued to increase. Additionally, we experienced per transaction fee increases in our western European market. The decline in revenue per transaction is the result of the continuing movement to ATM management outsourcing agreements that have a substantial monthly recurring fee as compared to a per transaction fee. Of total segment revenue, approximately 37% is from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the first half of 2004 compared to 57% for the first half of 2003. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development and will provide higher marginal returns on investments. Customer owned ATMs operated under service agreements require a nominal up front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Operating Expenses

Total segment operating expenses increased 35%, or $3.9 million, to $14.9 million in the second quarter of 2004 from $11.0 million in the second quarter of 2003 and increased 26%, or $5.7 million, to $27.9 million in the first half of 2004 from $22.2 million in the first half of 2003. The increase is primarily due to an increase in direct operating costs supporting revenue increases, in salaries to support our operational growth during the period, including an increase in incentive accruals based on performance, and in operating expenses to support in the Asia Pacific markets. Total segment operating expenses as a percentage of revenues decreased to 83% for the second quarter of 2004 from 90% for the second quarter of 2003 and decreased to 85% for the first half of 2004 from 92% for the first half of 2003, reflecting expense management efforts and lower rates of operating expense increases compared to revenue growth. The increase in outsourced ATMs with lower operating costs in combination with our fixed cost structure, particularly relating to salaries and selling, general and administrative expenses, also contributed to the expense decrease in relation to revenues.

Direct operating costs increased 49%, or $2.9 million, to $8.8 million for the second quarter 2004 from $5.9 million for the second quarter 2003 and increased 38%, or $4.0 million, to $15.7 million for the first half of 2004 from $11.7 million for the first half of 2003. These increases are primarily due to the increased cost of operating approximately 53% more ATMs in the second quarter 2004 over 2003 and 35% for the first half of 2004 over 2003. Direct operating costs as a percentage of revenues increased to 49% in the second quarter of 2004 from 48% in the second quarter of 2003 and remained constant at 48% of revenues for the first half of 2004 and 2003. Direct operating costs per ATM decreased to $1,886 in the second quarter of 2004 from $1,931 in the second quarter of 2003 and to $3,756 in the first half of 2004 from $3,853 in the first half of 2003, reflecting the operating cost effects of a shared processing center.

Direct operating cost per transaction fell 25% to $0.16 in the second quarter of 2004 from $0.22 in the second quarter of 2003 and fell 24% to $0.18 in the first half of 2004 from $0.23 in the first half of 2003. Costs per transaction have decreased because of increasing transaction volumes on existing sites with a significant fixed direct operating cost structure per ATM, such as maintenance costs. Increasing transaction volumes on existing sites that have fixed direct operating expenses decreases our average costs per transaction. In addition, the number of ATMs that we operate under ATM management agreements and network sharing arrangements increased. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements cause us to bear some but not necessarily all expenses required to operate the ATM. Additionally, during 2003 and 2004, we renegotiated certain maintenance, telecommunication, sponsorship and cash supply agreements with vendors to reduce fees per ATM and per transaction.

As a result of the factors mentioned above, gross margin per ATM (revenue less direct operating costs) decreased 5% to $1,966 for the second quarter 2004 from $2,074 for the second quarter 2003 and decreased less than 1% to $4,125 for the first half on 2004 from $4,139 for the first half of 2003. Gross margin per transaction decreased to $0.17 for the second quarter 2004 from $0.23 for the second quarter 2003 and decreased to $0.19 for the first half of 2004 from $0.25 for the first half of 2003. The decline in gross margin per transaction is the result of the continuing movement to ATM management agreements that have a substantial fixed monthly recurring revenue fee as compared to a per transaction fee. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangement is a positive development and will provide higher marginal returns on investments.

Salaries and benefits increased 28%, or $0.9 million, to $3.9 million in the second quarter of 2004 from $3.0 million in the second quarter of 2003 and increased 21%, or $1.3 million, to $7.4 million in the first half of 2004 from $6.1 million in the first half of 2003. These increases are primarily due to our growing Asia markets and certain incentive payments earned based on expected performance levels. Certain increases were also necessary due to the increasing number of ATMs and transactions processed in connection with additional outsourcing agreements signed in late 2003. Salaries and benefits decreased as a percentage of revenue to 21% in the second quarter of 2004 from 25% in the second quarter of 2003 and to 22% in the first half of 2004 from 25% in the first half of 2003, reflecting the scalability of human resource utilization in the EFT Processing Segment.

Selling, general and administrative costs increased $0.2 million and $0.4 million in the second quarter and first half of 2004 compared to the same periods in 2003, largely due to expenses in our growing Asian markets.

Depreciation and amortization remained constant at approximately $1.9 million and $3.7 million for the second quarter and first half of 2004 and 2003, respectively.

Operating Income

The EFT Processing Segment operating income increased by $1.9 million to $3.1 million, or 17% of revenues, in the second quarter 2004 from $1.2 million, or 10% of revenues, in the second quarter 2003 and increased by $3.1 million to $5.1 million, or 15% of revenues, in the first half of 2004 from $2.0 million, or 8% of revenues, in the first half of 2003. This increase is generally the result of revenue increases of 47% during the second quarter and 36% during the first half of 2004 compared to the same periods in 2003 due to new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures and reductions in certain per ATM and per transaction supply contracts. This produced an increase in operating income per ATM to $664 in the second quarter of 2004 from $391 in the second quarter of 2003 as well as an increase in operating income per ATM to $1,218 per ATM in the first half of 2004 from $669 in the first half of 2003. Finally, operating income per transaction rose to $0.06 in the second quarter and first half of 2004 from $0.04 in the second quarter and first half of 2003. We do not expect these operating income metrics per ATM and per transaction to continue to grow at these same rates in the future. The operating profit increases are subject to our ability to continue to sign and implement new outsourcing and network sharing agreements in Central Europe and other developing markets.

PREPAID PROCESSING SEGMENT

Acquisitions of Prepaid Processing Companies

In 2003, we acquired e-pay, transact and AIM, and in the first half of 2004, we acquired Precept and EPS. These companies are in the business of electronic payment processing of prepaid mobile phone airtime top-up services throughout Europe, Asia Pacific and the United States. The transactions are more fully described in Note 4 to the unaudited consolidated financial statements.

The following table presents the results of operations for the first half and second quarter of 2004 and 2003, including pro forma results for the first half and second quarter 2003 as if all Prepaid Processing Segment acquired businesses were included in our consolidated results of operations as of January 1, 2003 (unaudited, in thousands):

	Three months ended June 30, 2004	Pro forma three months ended June 30, 2003 (all acquisitions)	Actual three months ended June 30, 2003 (e-pay only)
Total revenues	$65,634	$37,445	$32,192

Operating expenses:
Direct operating cost	52,112	29,377	26,078
Salaries and benefits	3,466	2,128	1,495
Selling, general and administrative	2,364	1,489	963
Depreciation and amortization	1,360	1,260	940

Total operating expenses	59,302	34,254	29,476

Operating income	$6,332	$3,191	$2,716

	Six months ended June 30, 2004	Pro forma six months ended June 30, 2003 (all acquisitions)	Actual five months ended June 30, 2003 (e-pay only)
Total revenues	$128,553	$68,827	$49,564

Operating expenses:
Direct operating cost	101,824	53,799	40,085
Salaries and benefits	6,836	4,136	2,307
Selling, general and administrative	4,356	2,804	1,374
Depreciation and amortization	2,826	2,502	1,558

Total operating expenses	115,842	63,241	45,324

Operating income	$12,711	$5,586	$4,240

Summary

The actual first half and second quarter 2004 results compared to the first half and second quarter 2003 actual and pro-forma results for the Prepaid Processing Segment reflect significant growth. The 2004 results were not presented in pro-forma comparatives because the two acquisitions that were new to the segment are included for the full periods or were immaterial to segment comparative analysis. The second quarter and first half 2004 growth was predominately from e-pay in the U.K., Ireland, Australia, Poland and New Zealand as well as from our German and U.S. prepaid markets. The U.K. and Australian mobile operators were among the first to aggressively promote the use of electronic top-up products over scratch-card products and e-pay was able to benefit significantly from their actions in this regard. Moreover, e-pay benefited from strong sales growth in both 2004 and 2003, during which time it was successful in signing e-top-up distribution agreements with several major U.K. and Australian retailers. The entire Prepaid Processing Segment benefited in 2004 by the full quarter effects of retailer agreements signed and implemented throughout 2003. In addition, the significant growth in revenue and operating income for the first half and quarter ended June 30, 2004 over comparable periods in 2003 is the result of the start-up of each of our acquired prepaid businesses complemented by the conversion of mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions such as those provided by e-pay.

Revenues

The Prepaid Processing Segment’s second quarter 2004 revenues increased 104% to $65.6 million from $32.2 million in second quarter 2003, and first half 2004 revenues increased 159% to $128.6 million from $49.6 million in the first half of 2003. On a pro-forma basis, these increases were 75% and 87% for the second quarter and first half, respectively. This significant growth is the result of the acquisitions of e-pay, transact, AIM, Precept and EPS, together with the significant growth rates experienced at each of these businesses. Specifically, the second quarter and first half 2004 actual year-over-year revenue improvements included $3.9 million and $7.5 million, respectively, from the November 2003 acquisition of transact, and $5.6 million and $11.3 million, respectively, from our U.S. prepaid operations, which were initiated in September 2003 with the acquisition of AIM, followed with the January 2004 acquisition of Precept and the May 2004 acquisition of EPS. The first half 2004 revenues included e-pay for all six months rather than only five months in the first half of 2003. Additionally, mobile operators’ continued to shift from scratch card solutions to electronic top-up solutions. The full quarter effects of large retailer agreements implemented in 2003, as well as the launch of prepaid business operations in New Zealand, Ireland and Poland subsequent to the first quarter 2003, have resulted in additional growth. We do not expect these growth rates to continue. In certain markets we have noticed the competitive effects of lower pricing and margins driven by certain mobile operators as well as certain retailers, particularly in Australia.

Total transactions processed by the Prepaid Processing Segment in the second quarter and first half of 2004 were 54.6 million and 103.1 million, respectively, compared to 22.8 million and 34.8 million in the second quarter and first half of 2003, respectively. The first half of 2003 included only five months of transactions due to the February 2003 acquisition of e-pay as compared to a full six months the first half of 2004. Moreover, the first half of 2004 included transactions from our acquired companies; transact, AIM, Precept and EPS. Transaction growth in the U.K. and Australia is expected to slow as a result of our current association with nearly all of the larger retail merchants and as the conversion to electronic top-up from scratch-card vouchers begins to slow. New markets in Germany, Poland and the U.S. are expected to experience higher transaction growth rates than the U.K. and Australia as the conversion to electronic top-up from scratch-card vouchers accelerates.

Revenue and gross margin per transaction decreased to $1.20 and $0.25, respectively, for the second quarter 2004, compared to $1.41 and $0.27 for the second quarter of 2003, respectively. Additionally, revenue and gross margin per transaction declined to $1.25 and $0.26, respectively, for the first half 2004, compared to $1.42 and $0.27 for the first half of 2003, respectively. The year-over-year revenue per transaction decrease was largely attributable to a decrease in the U.K. commissions from the mobile operators in mid 2003; this decrease in commission has minimal impact on margins because it was passed through to retailers. Gross margin as a percent of revenue increased slightly in both the three- and six-month periods of 2004 over 2003. This increase was driven by the commission reduction from the mobile operators that were passed onto the retailers together with the addition to the segment of transact whose transaction based revenues have minimal direct cost. Although margin as a percent of revenue increased, margin per transaction decreased. This decrease was the result of a greater mix in 2004 compared to 2003 of transactions from large retailers (generally, large retailers benefit from increased volume discounts), and rate reductions awarded certain major retailers renewing or extending their contracts.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the distribution fee we pay to retail merchants. These expenditures vary directly with processed transactions. Communication and paper expenses required to operate terminals are also included.

Direct operating expense generally grew at rates slightly lower than revenue growth. Direct operating expenses were $52.1 million for the second quarter 2004 and $101.8 for the first half of 2004, or 79% of revenue for both periods, compared to $26.1 million for the second quarter of 2003 and $40.1 million for the first half or 2003, or 81% of revenues for both periods. Higher transaction volumes and related commission expense directly attributable to increase in revenue were the primary reasons for the increase in the amounts of direct operating expenses. Direct operating expense per transaction decreased to $0.96 in the second quarter and $0.99 in the first half of 2004 from $1.14 and $1.15 per transaction in the second quarter and first half of 2003, respectively. This decrease is generally due to two items: (i) mobile operator rate decreases in the U.K., which were passed through to the retailers, and (ii) the addition of transact to the Prepaid Processing Segment in the first half of 2004. The majority of the transactions currently processed by transact earn revenues based on a transactional fee structure with no related direct costs. We expect transact’s mix of the total prepaid business to continue to grow. However, we have no ability to estimate whether the mobile operators will change their commission structures nor can we accurately predict whether we will continue to be able to pass any such reduced commissions, if any, through to the retailers.

Segment salaries and benefits remained flat at 5% of revenue for the second quarter and first half of both 2004 and 2003. In absolute amounts, salaries and benefits increased 132% and 196% for the second quarter and first half of 2004 over 2003 to $3.5 million and $6.8 million, respectively. These increases are generally due to the inclusion of salaries for a full six month period for e-pay in the first half 2004 versus five months in the first half of 2003 together with the acquisitions of transact, AIM, Precept and EPS the expansion of prepaid in the Polish and New Zealand markets also contributed to these increases in the 2004 periods.

Excluding amortization of acquired intangibles, depreciation and amortization expense remained relatively constant at $1.8 million for the first half of 2004 compared to $1.6 million for first half of 2003. Amortization of acquired intangibles increased to $1.8 million for the first half of 2004 compared to $0.6 million for the first half of 2003 primarily due to the inclusion of a full six months of amortization in 2004 for e-pay compared to five months in 2003 and due to the inclusion in 2004 of amortization of the intangible assets for the transact, AIM, Precept and EPS acquisitions.

Operating Income

The Prepaid Processing Segment’s operating income increased to $6.3 million, or 10% of revenues, for the second quarter 2004 from $2.7 million, or 8% of revenues, for the second quarter 2003 and, on a pro forma basis, from $3.2 million, or 9% of revenues, in the second quarter of 2003. Additionally, the Prepaid Processing Segment’s operating income increased to $12.7 million, or 10% of revenues, for the first half of 2004 from $4.2 million, or 9% of revenues, for the first half of 2003 and, on a pro-forma basis, from $5.6 million, or 8% of revenues, in the first half of 2003. This annualized rate of increase in operating revenues is not expected to continue. The increasing trend in operating income as a percentage of revenue is due to the comparatively low capital expenditures, depreciation and selling, general and administrative expenditures growth when measured against revenue growth. Operating income per transaction remained within the $0.12 to $0.13 range for both the second quarter and first half of 2004 and 2003.

SOFTWARE SOLUTIONS SEGMENT

The following table presents the results of operations for the second quarter and first half of 2004 and 2003 for our Software Solutions Segment:

Software Solutions

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total revenues	$3,386	$3,850	$6,582	$7,744

Operating expense:
Direct operating cost	202	201	280	508
Salaries and benefits	2,155	2,341	4,316	4,716
Selling, general and administrative	446	670	975	1,365
Depreciation and amortization	235	266	456	541

Total operating expenses	3,038	3,478	6,027	7,130

Operating income	$348	$372	$555	$614

Revenues and Operating Expenses

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

Software revenues decreased in the second quarter of 2004 by $0.5 million compared to the second quarter of 2003 and by $1.1 million in the first half of 2004 compared to the first half of 2003. The decreases in all categories were due to an exceptionally strong fourth quarter in 2003 followed by fewer billable hours in professional services as well as fewer license contracts and maintenance contract fees in the second quarter and first half of 2004. As a result, operating expenses also decreased by $0.5 million in the second quarter of 2004 compared to the second quarter of 2003 and by $1.1 million in the first half of 2004 compared to the first half of 2003, in line with the revenue decrease. Operating income remained relatively constant.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts that we have executed and for which we expect recognition of the related revenue within one year. At June 30, 2004, the revenue backlog was $5.9 million as compared to $4.9 million at June 30, 2003. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES SEGMENT

The following table presents the results of operations for the second quarter and first half of 2004 and 2003 for our Corporate Services Segment:

Corporate Services Segment

(unaudited, in thousands)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Salaries and benefits	$1,099	$635	$2,132	$1,255
Selling, general and administrative	1,251	814	2,296	1,623
Depreciation and amortization	23	21	55	43

Total operating expenses	$2,373	$1,470	$4,483	$2,921

Operating Expenses

Operating expenses for the Corporate Services Segment increased by $0.9 million to $2.4 million for the second quarter 2004 from $1.5 million for the second quarter 2003, and increased by $1.6 million to $4.5 million for the first half of 2004 from $2.9 million for the first half of 2003 primarily due to increases in professional fees, insurance and salary expense resulting from overall company growth, annual compensation increases and incentive compensation. Professional fee increases include accruals for control documentation and testing required by Sarbanes-Oxley regulations.

NON-OPERATING RESULTS

Interest Income

Interest income increased to $0.6 million for the second quarter and to $1.2 million for the first half of 2004, compared to $0.3 million for the second quarter and $0.6 million for the first half of 2003. These increases were due to small increases in the interest rates earned in 2004 over 2003 and a significant increase in the average balance on temporary cash deposits held in trust in the growing Prepaid Processing Segment. Additionally, e-pay’s first half 2003 amounts included only five months of activity due to the February 2003 acquisition date.

Interest Expense

Interest expense decreased to $1.7 million for the second quarter of 2004 from $1.9 million for the second quarter of 2003 and remained constant at $3.5 million for the first half of 2004 and the first half of 2003. The decrease in the second quarter was due to a reduction in the balances outstanding on our 12 3/8% Senior Discount Notes and acquisition indebtedness as a result of repayments. The marginal increase for the first half of 2004 over 2003 was primarily due to the foreign exchange impacts on the amount outstanding of our 12 3/8% Senior Discount Notes throughout 2003 as a result of the weakening of the U.S dollar relative to the euro during 2003. Additionally, acquisition indebtedness of $4.0 million incurred in the Precept acquisition was outstanding for the entire first half of 2004.

Gain on Sale of Subsidiary

The gain on subsidiary of $18.0 million for the first quarter 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Gain (Loss)

We had a net foreign exchange gain of $0.3 million for the second quarter and $0.5 million for the first half of 2004, compared to a net foreign exchange loss of $3.8 million and $5.0 million for the second quarter and first half of 2003, respectively. This gain is primarily due to the strengthening of the U.S. dollar, particularly relative to the euro and British pound sterling (GBP) during 2004 compared to the same periods in 2003 when we experienced a significant weakening of the U.S dollar against those currencies. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net gain or loss. A portion of the assets and liabilities are denominated in euros and GBP, including certain capital lease obligations, the Senior Discount Notes, acquisition debt and cash and cash equivalents. It is our policy to attempt to reasonably match local currency receivables and payables. Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax (Expense) Benefit

Tax expense on income from continuing operations was $2.3 million for the second quarter and $4.4 million for the first half of 2004 compared to $0.9 for the second quarter and $1.6 for the first half of 2003, respectively. Tax expense continues to grow due to the profitability of individual companies in the Prepaid Processing and EFT Processing Segments, especially in Western Europe and Australia, together with the inclusion of e-pay for six months in the first half of 2004 compared to five months in the first half of 2003 and the inclusion of transact in the first half of 2004 only, both profitable and tax paying entities. The effective tax rate for the second quarter of 2004 was approximately 34% and for the first half of 2004 was approximately 36%. The drop in the second quarter effective tax rate was largely the result of a relative shift in the second quarter as compared to the first quarter in pre-tax accounting income to tax jurisdictions with available net operating losses and comparatively lower tax rates than originally estimated for the year.

Net Income

In summary, net income was $4.4 million for the second quarter of 2004 and $7.7 million for the first half of 2004 compared to a net loss of $2.8 million for the second quarter of 2003 and net income of $12.6 million for the first half of 2003. This first half 2004 decrease of $4.9 million over first half of 2003 was primarily due to:

• the one-time gain on the sale of Euronet’s U.K. ATM subsidiary of $18.0 million in the first quarter of 2003;

• an increase in income tax expense in the first half of 2004 of $2.8 million; and

• an increase in corporate salary, general and administrative expenses in the first half of 2004 of $1.6 million, offset by increases in the first half of 2004 of:

- operating income from the Prepaid Processing Segment of $8.5 million;

- operating income of the EFT Processing Segment of $3.1 million;

- interest income of $0.6 million; and

- net foreign exchange gain over loss of $5.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had unrestricted cash and cash equivalents of $32.0 million, an increase of $12.8 million from $19.2 million as of December 31, 2003. Cash flow from operations contributed approximately $22.4 million in the first half of 2004, including approximately $4.2 million that was freed up due to the release of restricted cash held as collateral on standby letters of credit. The release of restricted cash occurred in connection with execution of a new $10.0 million unsecured revolving line of credit with a bank in the first quarter of 2004 whereby previously stand-by letters of credit were secured by cash deposits and are non secured by the bank line of credit. New debt issuances contributed $5.5 million in cash during the first half of 2004. Additionally, employee stock option exercises, employee stock purchases and warrant exercises resulted in $4.6 million in cash. Debt repayments reduced unrestricted cash by approximately $12.3 million during the first half of 2004. Capital expenditures consumed approximately $3.4 million of cash during the first half of 2004. Tax payments were approximately $1.8 million for the quarter. The balance of the sources of cash during the quarter came from additional changes in working capital.

We had restricted cash of $43.1 million as of June 30, 2004, including $41.5 million of cash held in trust and/or cash held on behalf of others in connection with the receipt and disbursement activities in the Prepaid Processing Segment. Restricted cash decreased by approximately $15.2 million during the first half of 2004 due the release of $4.2 million in cash collateral that supported the letters of credit described above as well as the payment of approximately $11.0 million in Prepaid Processing Segment trade accounts payable and accrued expenses in excess of accrued expenses during the first half of 2004 primarily due to the timing of mobile operator invoicing.

We reduced the amount of our 12 3/8% Senior Discount Notes outstanding by $11.2 million to $32.3 million at June 30, 2004, from $43.5 million at December 31, 2003, as a result of $9.8 million in cash repurchases together with a $1.4 million benefit in foreign exchange rates due to the strengthening of the dollar against the euro during the quarter. The balance is due and payable on July 1, 2006. At current debt levels, we will be required to make approximately $2.0 million in interest payments on a semi-annual basis through 2006 on January 1 and July 1 of each year.

Since July 1, 2002, we have had the option at any time to exercise our right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption is subject to an early redemption premium as defined in the indenture governing our Senior Discount Notes. As of July 1, 2004, the early redemption premium is 2% and there is no premium from July 1, 2005 and thereafter.

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

In February 2003, we acquired e-pay and incurred indebtedness comprised of three separate elements totaling approximately $27 million. In January 2004, we acquired Precept and incurred indebtedness of $4.0 million. The terms of this new indebtedness are more fully described in Note 4 to the unaudited financial statements. All but $12.5 million of the e-pay indebtedness was repaid or converted to shares of our Common Stock prior to December 21, 2003. We repaid $0.9 million of the Precept acquisition indebtedness during the second quarter of 2004. We currently expect to repay all amounts due from available cash flows or, if necessary, will seek to refinance of the debt. The remaining element of the e-pay acquisition debt of $12.5 million and $3.1 million in Precept acquisition debt is due within twelve months and, accordingly, is classified as current in our balance sheet as of June 30, 2004. With respect to the $3.1 million Precept acquisition debt, we have the option to settle $2.0 million of the obligation with cash or our Common Stock valued at a 10% discount to the average market price 20 trading days prior to the maturity date of February 25, 2005. At the current level of this acquisition debt, we will be required to make semi-annual interest payments of approximately $0.6 million. We intend to repay this indebtedness from cash flows from operations or up to $2.0 million in our Common Stock. In the event we are not able to repay the debt through cash flows, we will attempt to refinance this debt.

Additionally, we may be required to issue additional shares of our Common Stock and make additional cash payments under contingent “earn-out” payments in connection with our acquisitions of the shares of transact and CPI and assets of AIM and EPS. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. We have estimated the earn-out payment in the transact acquisition to be approximately $20 to $30 million (50% payable in cash and 50% in our Common Stock), in the AIM transaction to be approximately $3 to $5 million (30% payable in cash and 70% payable in our Common Stock) and in the other acquisitions to be approximately $2.0 million (largely payable in our Common Stock).

Our Czech Republic office entered into an overdraft facility with a bank for approximately $2.0 million to support additional ATM network cash needs. As of June 30, 2004, the balance outstanding is approximately $2.0 million.

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10 million with a U.S.-based financial institution. The proceeds from the facility can be used for working capital needs, acquisitions and other corporate purposes. Interest accrues on any balances outstanding at a prime-based floating rate or LIBOR-based rates for 90-day periods. Certain financial performance covenants must be maintained under the agreement, and the $10 million is subject to certain advance rate restrictions. As of June 30, 2004 we were in compliance with these covenants, and the maximum amount allowable to borrow under the advance rate limitation is approximately $9.0 million. As of June 30, 2004, we borrowed $2.5 million under this bank agreement and utilized $2.8 million to secure stand by letters of credit, leaving approximately $3.7 million available for future borrowings.

There can be no assurance that we will be able to obtain favorable terms for refinancing of any of our debt as described above.

In the EFT Processing Segment, we lease many of our ATMs and certain computer equipment under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 2.4% and 12% per year. As of June 30, 2004, we owed $15.7 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

In the Prepaid Processing Segment, we own approximately 32,000 of the 162,000 POS devices that we operate. The remaining 130,000 represent integrated cash register devices of our major retail customers. As the prepaid processing business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

Capital expenditures for 2004 are estimated to be approximately $14 million to $16 million. This increase is largely driven by the second quarter 2004 purchase of approximately 728 ATMs from a bank for approximately $8.5 million under a multi-year ATM outsourcing agreement and an expected $4.0 million to $6.0 million related the EMV/chip-card upgrades to enable certain “micro-chip” card technology for “Smart Cards.” With respect to the purchase of the 728 ATMs, our agreement with the bank provides for a simultaneous ATM sale/leaseback transaction with a leasing entity affiliated with the bank. The cost of the lease will be charged back to the bank customer. Our agreement further provides that in the event we or the bank terminate the ATM outsourcing agreement for any reason, the obligations under the lease agreement will automatically terminate and the ATMs revert back to the affiliated entity with no remaining obligation to us. With respect to the remaining capital expenditures, we anticipate that we will fund their purchases under lease terms acceptable to us or with cash. Capital expenditures for the first half of 2004 were approximately $13 million.

Given current and projected cash flow levels, together with cash on-hand and amounts available under our recently signed revolving credit agreement, we anticipate that our cash will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance these obligations. However, there can be no assurance that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

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

Under the provisions of the 2001 ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the first half of 2004, we issued 20,556 shares at prices of $15.79 and 16.11 per share, resulting in proceeds to us of approximately $0.4 million.

In January 2004, we made matching contributions of 11,482 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2003. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of June 30, 2004, total employer matching contributions since inception of the plan has consisted of 81,693 shares.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of June 30, 2004 (unaudited, in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$60,822	$24,480	$36,342	$—	$—
Capital leases	16,835	4,385	5,505	3,165	3,780
Lines of credit	2,500	2,500	—	—	—
Operating leases	13,679	2,961	5,413	3,699	1,606
Purchase obligations	19,084	8,220	7,201	2,521	1,142

Total	$112,920	$42,546	$54,461	$9,385	$6,528

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. We have no other significant off-balance sheet items.

Euronet Worldwide, Inc. regularly grants guarantees of the obligations of it wholly owned subsidiaries. These obligations include financial obligations of subsidiaries under leases or other agreements (such as cash supply agreements), as well as guarantees of performance of executory commercial agreements entered into between our subsidiaries and our customers. As of June 30, 2004, we had granted guarantees in the following amounts:

• Cash in various ATM networks — $11.4 million over the five- to six-year terms of the cash supply agreements; and

• Various vendor supply agreements — $2.3 million over the term of the vendor agreements.

Additionally, one of our Prepaid Processing subsidiaries, e-pay, has guaranteed all commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, of approximately $30 million as of June 30, 2004.

In certain instances in which we license proprietary systems to customers, we give certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems do not infringe on any intellectual property owned by third parties and that they will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. Our liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

• We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to us or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

• Pursuant to our corporate charter, we are obligated to indemnify the officers and directors of our company to the maximum extent authorized by Delaware law. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At June 30, 2004, we had not accrued any liability on the aforementioned guarantees or indemnifications.

As of June 30, 2004, we have letters of credit of $2.5 million outstanding on the Company’s behalf.

Our Czech Republic office entered into an overdraft facility with a bank for up to approximately $2.0 million to support additional ATM network cash needs. As of June 30, 2004, we drew the full amount of the facility.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

Cash and cash equivalents increased $12.8 million to $32.0 million at June 30, 2004 compared to $19.2 million at December 31, 2003 primarily due to the following activity:

Sources of cash:

• cash flow from operations of $18.2 million net of working capital changes but excluding restricted cash;

• proceeds from the release of cash collateral on letters of credit of $4.2 million;

• proceeds from borrowings of $5.5 million; and

• proceeds from exercise of stock options, warrants and employee stock purchases of $4.6 million.

Uses of cash:

• acquisitions for $3.6 million, net of cash acquired;

• the cash purchase of $3.4 million of fixed assets and other long-term assets; and

• debt and lease repayments of $12.3 million.

See the Unaudited Consolidated Statements of Cash Flows for further description of these items.

Restricted Cash

Restricted cash decreased $15.2 million to $43.1 million at June 30, 2004 from $58.3 million at December 31, 2003 due to the release of $4.2 million held as cash collateral on letters of credit as well as the payment of approximately $11.0 in mobile operator accounts payable in excess of additional payables incurred during the first six months of 2004. At June 30, 2004, our Prepaid Processing Segment companies held approximately $41.5 million on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remainder is held as security with respect to cash provided by banks participating in our ATM network.

Trade Accounts Receivable

Trade accounts receivable increased $4.0 million to $79.7 million at June 30, 2004 from $75.7 million at December 31, 2003 primarily due to revenue growth in our Prepaid Processing Segment as well as the acquisitions of Precept and EPS in our Prepaid Processing Segment. Approximately $63.3 million of the balance at June 30, 2004 represents the trade accounts receivable of our Prepaid Processing Segment, which relates to trust or similar cash arrangements to be collected on behalf of mobile operators.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets increased by $10.4 million to $25.2 million as of June 30, 2004 from $14.8 million at December 31, 2003 primarily due to an increase in PIN (prepaid wireless minutes using a personal identification number) inventory in the Prepaid Processing Segment as well as prepayments of annual insurance premiums that were made in the first quarter of 2004.

Property, Plant and Equipment

Net property, plant and equipment increased by $9.4 million to $30.1 million as of June 30, 2004 from $20.7 million at December 31, 2003. This increase includes approximately $14.1 million in fixed asset purchases, including approximately $8.6 million for ATMs related to the new outsourcing contract in Poland, $0.5 million for other ATM purchases, $2.1 million for POS terminals, $2.2 million for computer hardware and software, and $0.5 million for leasehold improvements. Additions are substantially offset by $4.6 million in depreciation and amortization. The remaining change is primarily due to foreign exchange rate movements.

Goodwill and Intangible Assets

Total intangible assets (goodwill of $106.1 million and net amortizable intangible assets of $25.0 million) increased $19.8 million to $131.1 million at June 30, 2004 from $111.3 million at December 31, 2003 primarily due to the acquisition of Precept in January 2004 and EPS in May 2004. Of the total purchase price for both entities, $4.0 million has been preliminarily allocated to amortizable intangible assets acquired and $17.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. This increase of $21.0 million was offset by $1.8 million in amortization expense on all amortizable intangible assets. The remaining difference is due to foreign exchange rate fluctuations and minor purchase price allocation refinements during the first half of 2004. A summary of activity for the six months ended June 30, 2004 and balances by subsidiary as of June 30, 2004 is presented below.

	Goodwill and Intangible Assets Activity for the six months ended June 30, 2004 (unaudited, in thousands)
	Balance at December 31, 2003	Additions (Primarily EPS and Precept Acquisitions)	Amortization	Balance at June 30, 2004
Goodwill	$88,512	$17,577	$—	$106,089
Amortizable Intangibles	24,476	3,990	—	28,466
Accumulated Amortization	(1,704)	—	(1,784)	(3,488)

Total	$111,284	$21,567	$(1,784)	$131,067

	Balance as of June 30, 2004
Subsidiary	Total Intangibles, Net	Goodwill	Amortizable Intangibles	Accumulated Amortization
Germany ATM	$2,115	$2,115	$—	$—
e-pay	75,898	61,272	17,328	(2,702)
transact	30,412	24,360	6,556	(504)
AIM	2,147	1,598	598	(49)
Precept	18,466	15,203	3,485	(222)
EPS	2,029	1,541	499	(11)

Total	$131,067	$106,089	$28,466	$(3,488)

Deferred Tax Assets

Current and deferred tax assets decreased marginally to $2.7 million at June 30, 2004 from $2.8 million at December 31, 2003.

Other Assets

Other assets increased $2.4 million to $6.0 million at June 30, 2004 from $3.6 million at December 31, 2003 primarily due to the purchase of 10% of the shares of ATX Software Ltd. for $2.8 million, offset by amortization expense of software development costs.

Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses increased by $9.4 million to $145.9 million at June 30, 2004 from $136.5 million at December 31, 2003. This increase is primarily due to the acquisitions of Precept and EPS with approximately $10.2 million in accounts payable and accrued expenses at the acquisition date.

Taxes Payable

Income taxes payable increased $2.9 million to $6.2 million at June 30, 2004 from $3.3 million at December 31, 2003 primarily due to $4.7 million in incremental current tax expense related to our growing and profitable Australian and western European operations offset by $1.8 million in payments.

Capital Leases and Notes Payable

As of June 30, 2004, our acquisition indebtedness for e-pay and Precept was classified as a current obligation as the $15.5 million in payments are due within the next 12 months. Total current debt obligations, including leases, as of June 30, 2004 were $25.1 million.

A summary of the activity in our debt obligations for the quarter ended June 30, 2004 is presented below:

	Debt Obligations Balances and activity for the six months ended June 30, 2004 (unaudited, in thousands)
		Acquisition Indebtedness
	12 3/8% Senior Discount Notes	(e-pay notes due Feb. 2005)	(Precept notes due Jan. 2005)	Operating and asset based Indebtedness	Lines of Credit	Capital Leases	Total
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	345	2,768	11,692	18,805
Less: Payments	(9,811)	—	(925)	(144)	(250)	(1,213)	(12,343)
Adjust: Foreign exchange loss (gain)	(1,369)	202	—	—	—	—	(1,167)

Balance at June 30, 2004	$32,341	$12,473	$3,075	$2,206	$4,492	$15,670	$70,257

Deferred Income Taxes

Current deferred tax liabilities decreased marginally to $1.3 million at June 30, 2004 from $1.4 million at December 31, 2003 and long-term deferred tax liabilities increased by $0.9 million to $8.7 million at June 30, 2004 from $7.8 million at December 31, 2003. In combination, the $0.8 million increase is primarily due to approximately $1.2 million of additions to deferred tax liabilities in connection with the amortizable intangible assets acquired with Precept reduced by the amortization of all acquisition related deferred taxes of approximately $0.4 million.

Total Stockholders’ Equity

Total stockholders’ equity increased to $108.9 million at June 30, 2004 from $81.9 million at December 31, 2003. This $27.0 million increase is primarily the result of:

• $7.7 million in net income for the first half of 2004;

• $14.6 million in Common Stock issued in connections with the acquisitions of Precept, EPS and a 10% ownership interest in ATX; and

• $4.6 million in proceeds from the exercise of options, warrants and employee stock purchases.

Operating Cash Flows

Net cash provided by operations increased $10.3 million to $18.2 million for the first half of 2004, excluding $4.2 million in reductions in restricted cash held as collateral, compared to $7.9 million for the first half of 2003. The 2004 increase was primarily due to additional operating cash flows from the Prepaid Processing and EFT Processing Segments. e-pay operations were included for a full six months in 2004 versus five months in 2003 and AIM, transact, and Precept were included for the full six months in 2004 and not included in the first half of 2003 prior to their acquisition. Approximately $4.0 million of the increase was due to an increase in cash provided by operating assets and liability changes in the first half of 2004 compared to the first half of 2003. We expect continued increases in cash flow from operations as our business grows; while we believe the business will continue to grow, we cannot predict the level or sustainability of the growth.

An additional $4.2 million increase in cash flow from operations in the first half of 2004 was due to the release of cash collateral used to secure letters of credit.

Investing Activity Cash Flow

Cash used in investing activities was increased $3.3 million to approximately $7.6 million in the first half of 2004 compared to $4.3 million in the first half of 2003. The first half of 2004 required approximately $3.6 million in cash to fund acquisitions and approximately $3.4 million to fund fixed asset purchases. In the first half of 2003, the acquisition of e-pay required approximately $28.0 million in cash, offset by the sale of the U.K. ATM network providing $24.4 million in net cash proceeds.

Financing Activity Cash Flows

Cash used in financing activities decreased $0.1 million to $2.3 million for the first half of 2004 compared to $2.4 million for the first half 2003. The 2004 uses were primarily $12.3 million in debt obligation repayments, including a $9.8 million for the repurchase of our 12 3/8% Senior Discount Notes, offset by approximately $4.6 million in proceeds from employee stock purchases and stock option and warrant exercises and $5.4 million in proceeds from the issuance of additional debt. In the first half 2003, debt obligation repayments were substantially less at $4.0 million. We expect to continue to reduce our debt as cash flow permits.

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

These risks and other risks are more fully described below.

RISK FACTORS

You should consider carefully the following risk factors in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or a part of your investment. The risks below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Although we have reported net income in recent periods, we have incurred net losses for almost all of our operating history. We give no assurance that we will continue to report net income in future periods, and we may generate net losses while we concentrate on expansion of our business.

For the quarter ended June 30, 2004, we had net income of approximately $4.4 million. For the six months ended June 30, 2004, we had net income of approximately $7.7 million. For the years ended December 31, 2001 and 2003, we had net income of approximately $0.7 million and $11.8 million, respectively. For the years ended December 31, 2000 and 2002, we had net losses of approximately $49.6 million and $6.5 million, respectively. Also, excluding the $18.0 million gain in 2003, this results in an aggregate net loss of approximately $53.9 million for the period January 1, 2000 through June 30, 2004. We may experience operating losses again while we continue to concentrate on expansion of our business and increasing our market share. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service or working capital requirements.

We have substantial indebtedness, and we will need a substantial increase in cash flows to continue to be able to meet our debt service obligations.

We have substantial indebtedness. As of June 30, 2004 our total liabilities were approximately $238.5 million and our total assets were $347.4 million. For the years ended December 31, 2003 and 2002, our total liabilities were approximately $221.9 million and $60.4 million, respectively, and our total assets were approximately $303.8 million and $66.7 million, respectively. We incurred this indebtedness in part as a result of our issuance of certain 12 3/8% Senior Discount Notes that fall due on July 1, 2006. Interest payments under these notes became due beginning on January 1, 2003. Additionally, $16.6 million in indebtedness remains payable with regard to the acquisition of e-pay and Precept, all of which is due within one year. Finally, in connection with the acquisitions of AIM, transact and EPS, there are certain additional cash payments, currently estimated to be between $12 million and $18 million that may be required to be made if certain financial and other performance targets are met. At this time, there is no assurance that these targets will be met and we offer no assurance that these amounts, if due, will able to be paid on a timely basis through cash flow from operations or through refinancing.

We may be required to refinance a portion of our debt to ensure that we are able to repay such debt on a timely basis. In addition, if the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may require additional financing for these purposes and to fund our working capital needs. This additional financing may be in the form of additional indebtedness that would increase our overall leverage.

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

We cannot assure you that we will be able successfully to integrate our recent acquisitions, including the e-pay, transact, Precept, EPS and CPI, or any future acquisitions, which could aversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

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

We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to 12 months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is exacerbated by the legal and regulatory considerations of local countries as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable.

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

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to manage our rapid expansion effectively will require us eventually to expand our operating systems and employee base. An inability to do this could have a material adverse affect on our business, growth, financial condition or results of operations.

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

We contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile phone airtime, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. Although, in certain circumstances, we maintain insurance polices and take other precautions to mitigate this risk, we can provide no assurance that retailer fraud will not increase in the future or that any proceeds we receive under our insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse affect on our business, financial condition and results of operations.

Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts.

Our contracts with mobile phone operators to process prepaid mobile phone airtime recharge services typically have terms of two years or less. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to two years and our contracts with smaller retailers typically may be cancelled by either party upon three months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse affect on our business, financial condition and results of operations. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse affect on our business, financial condition or results of operations.

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

These agreements have expiration dates and banks and international card organizations are generally not obligated to renew them. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or that international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse affect on our business, growth, financial condition or results of operations.

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

Our officers and some of our key personnel have entered into service or employment agreements containing non-competition, non-disclosure and non-solicitation covenants and providing for the granting of incentive stock options with long-term vesting requirements. However, most of these contracts do not guarantee that these individuals will continue their employment with us. The loss of our key personnel could have a material adverse affect on our business, growth, financial condition or results of operations.

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

Certain developments in the field of electronic financial transactions may reduce the amount of cash that individuals need on a daily basis, including the promotion by international card organizations and banks of the use of bank debit cards for transactions of small amounts. These developments may reduce the transaction levels that we experience on our ATMs in the markets where they occur. Banks also could elect to pass through to their customers all, or a large part of, the fees we charge for transactions on our ATMs. This would increase the cost of using our ATM machines to the banks’ customers, which may cause a decline in the use of our ATM machines and, thus, have an adverse affect on revenues. If transaction levels over our existing ATM network do not increase, growth in our revenues will depend primarily on rolling out ATMs at new sites and developing new markets, which requires capital investment and resources and reduces the margin we realize from our revenues.

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

EFT Processing Segment —Our principal EFT Processing Services Segment competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs, such as First Data Corporation, Global Payments, GTech, SINSYS or MoneyBox may also establish ATM networks or offer outsourcing services that compete with us in various markets. Competitive factors in our EFT Processing Services Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks. Our competitors may introduce or expand their ATM networks in the future, which would lead to a decline in the usage of our ATMs.

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

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been in existence for longer than most of our competitors and has significant market share in those markets. We have approximately 40% of the POS recharge market in this U.K., 60% in Germany and 47% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor point of sale solutions to individual merchant requirements where appropriate. The GPRS (wireless) technology, designed by our transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

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

In addition to the above competitive factors, it is possible that mobile operators themselves may reduce commissions beyond what is able to be passed on to retailers and distributors and may take over the distribution of their own prepaid mobile phone time. They would be able to terminate our contracts with them, which could have a material adverse impact on our business.

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

Certain tax jurisdictions in which we operate have complex rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on income tax, value added tax (VAT), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and two of our subsidiaries are currently undergoing comprehensive tax reviews. From time to time, we may be reviewed by tax authorities and required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services. We obtain legal, tax and regulatory advice as necessary to ensure compliance with tax and regulatory matters but cannot assure that such reviews will not result in additional tax liability.

We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Greece, Croatia, India, Egypt and Indonesia and have operations in other countries in Central Europe, the Middle East and Asia. We sell software in many other markets in the developing world. These countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

For example, currently there are no limitations on the repatriation of profits from all of the countries in which we have subsidiaries, but foreign exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse affect on us.

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

Transmittal of data by electronic means and telecommunications is subject to specific regulation in most Central European countries. Although these regulations have not had a material impact on our business to date, changes in these regulations, including taxation or limitations on transfers of data across national borders, could have a material adverse affect on our business, growth, financial condition or results of operations.

Because we derive our revenue from a multitude of countries with different currencies, our business is affected by local inflation and foreign exchange rates and policies.

We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in euro and British pound sterling. Additionally, a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars. The U.S. dollar has recently declined significantly against these currencies. As exchange rates among the U.S. dollar, the euro and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse affect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate.

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

Our directors and officers, together with the entities with which they are associated, owned about 17.1% of our Common Stock as of June 30, 2004, giving them significant control over decisions related to our company.

This control includes the ability to influence the election of other directors of our company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our company.

The sale of a substantial amount of our Common Stock in the public market could materially decrease the market price of our Common Stock, and about 33% of our outstanding Common Stock, while not currently traded publicly, could be publicly traded in blocks in the future.

If a substantial amount of our Common Stock were sold in the public market, or even targeted for sale, this could have a material adverse affect on the market price of our Common Stock and our ability to sell Common Stock in the future. As of June 30, 2004, we had approximately 31.0 million shares of Common Stock outstanding of which more than 10.3 million shares (including the shares we issued in the transact acquisition, the Fletcher financing and the Precept acquisition), or about 33%, are not currently traded on the public market. About 4.6 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the SEC. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these shares have the potential to be publicly traded, perhaps in large blocks. Moreover, some of these shareholders can require us to register transactions to sell their shares, which would permit them to sell shares without regard to the Rule 144 limitations.

An additional 7.5 million shares of Common Stock could be added to the total outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares of our Common Stock to the selling stockholders. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of Common Stock could be traded in the future and result in a material decrease in the market price of our Common Stock.

As of January 5, 2004, we had an aggregate of 5.6 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 2.7 million options are currently vested, which means they can be exercised at any time. We have 254,010 warrants outstanding in connection with our issuance of 12 3/8% Senior Discount Notes. Additionally, we may be required to issue additional shares of our Common Stock to the shareholders of transact, AIM and EPS under contingent “earn-out” payments in connection with our acquisitions of the shares of transact, assets of AIM and shares of EPS. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn out payments. We have estimated the earn-out payment in the transact acquisition to be approximately $20 to $30 million (50% payable in cash and 50% in our Common Stock) and in the AIM transaction to be approximately $2 to $5 million (30% payable in cash and 70% payable in our Common Stock). Therefore, approximately 7.5 million shares could potentially be added to the total current outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares to the selling stockholders, and thereby dilute the ownership percentage of current owners.

Of the 5.6 million total options outstanding, an aggregate of 1.9 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options, the warrants and the shares issuable to the selling stockholders described above, the Common Stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the three months ended June 30, 2004, 83% of our revenues were generated in Poland, Hungary, Australia, the U.K. and Germany as compared to 78% in the first half of 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, many of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K., Australia and Germany, 100% of the revenues received are denominated in the British pound, Australian dollar and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound against the U.S. dollar would have the combined effect of a $5.8 million increase in the reported net income and that a 10% appreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound against the U.S. dollar would have the combined effect of a $5.8 million decrease in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

Debt and Interest Payments

For a full discussion of debt, interest and other liquidity issues, see the Liquidity and Capital Resources in the Management’s Discussion and Analysis. We estimate that a 1% change in interest rates would have less than a $0.1 million effect on net income.

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

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In April 2004, we issued 233,451 shares of our Common Stock to the Fletcher International Ltd. (“Fletcher”) in a private placement. Based on representations from Fletcher that it was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

In May 2004, we issued 125,000 shares of our Common Stock to the shareholders of ATX Software Ltd. in consideration of the purchase of 10% of the share capital of ATX, a company based in the U.K. Each of the shareholders of ATX is a non-U.S. citizen and resident, and the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Regulation S of the Act. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

In May 2004, we issued 110,000 shares of our Common Stock to the shareholders of Electronic Payment Solutions (“EPS”) in consideration of the purchase of all of the assets of EPS, a company based in Texas. Based on representations from each former shareholder of EPS that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Company’s annual meeting on May 24, 2004, the shareholders of the Company’s Common Stock, par value $0.02 per share voted to renew the terms of three directors, as follows:

Director	Shares Voted in Favor	Shares Withheld
Michael J. Brown	24,342,429	559,501
M. Jeannine Strandjord	23,759,338	1,104,583
Andrew B. Schmitt	23,799,245	1,102,576

In addition, by the vote indicated below, the shareholders of the Company approved the allocation of an additional 1.5 million shares of common stock to the Company’s 2002 Stock Incentive Plan:

Voted in Favor	Voted Against	Abstained	Broker Non Votes
17,345,544	4,351,762	28,200	3,175,851

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits

The exhibits filed herein or incorporated by reference are listed on the Exhibit Index below. Exhibits 10.1 to 10.10 are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

On June 15, 2004 the Company filed a current report on Form 8-K/A to amend the Form 8-K filed by the Company on June 14, 2004 reporting information under Item 5 (“Other Events and Required FD Disclosure”).

On June 14, 2004, the Company filed a current report on Form 8-K to report events and information under Item 5 (“Other Events and Required FD Disclosure”).

On June 1, 2004, the Company filed a current report on Form 8-K to report events and information under Item 11 (“Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans”).

On April 28, 2004, the Company filed a current report on Form 8-K reporting events and information under Item 5 (“Other Events and Required FD Disclosure”) and Item 7 (“Exhibits”).

On April 2, 2004 the Company filed a current report on Form 8-K reporting events and information under Item 10 (“Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics”)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2004

By:	/s/ MICHAEL J. BROWN
Michael J. Brown Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller Chief Financial Officer

Exhibit	Description

2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay Limited between the Registrant and the Shareholders of e-pay Limited dated February 19, 2003 (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among the Registrant, Delta Euronet GmbH, Eft Services Holding B.V. and the shareholders of transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on January 4, 2002 and incorporate by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

3.2	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.4	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s quarterly report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.5	Amendment No. 2 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-l/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Agreement, dated November 20, 2003, between the Registrant and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.6	Rights Agreement, dated as of March 21, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated as of November 28, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between the Registrant and Michael J. Brown, CEO (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between the Registrant and Daniel R. Henry, COO (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between the Registrant and Jeffrey B. Newman, Executive Vice President (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between the Registrant and James P. Jerome, Executive Vice President

(filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.5	Services Agreement between e-pay Ltd. and Paul Althasen, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.6	Services Agreement between e-pay Ltd. and John Gardiner, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.7	Euronet Long Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.8	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.9	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 20, 2004).

10.10	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

31.1	Section 302 — Certifications of Chief Executive Officer

31.2	Section 302 — Certifications of Chief Principal Accounting Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer