Form 10-Q
period 2004-09-30
EURONET WORLDWIDE INC
filed 2004-11-09
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2004, the Company had 32,128,846 common shares outstanding.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2004 (unaudited)	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$36,892	$19,245
Restricted cash	57,650	58,280
Trade accounts receivable, net of allowances for doubtful accounts of $1,803 at September 30, 2004 and $1,047 at December 31, 2003	83,373	75,648
Earnings in excess of billings on software installation contracts	293	729
Deferred income tax	1,830	2,543
Prepaid expenses and other current assets	27,057	11,509

Total current assets	207,095	167,954

Property, plant and equipment, net of accumulated depreciation of $52,181 at September 30, 2004 and $45,817 at December 31, 2003	34,367	20,658
Goodwill, net	116,222	88,512
Acquired intangible assets, net of accumulated amortization of $4,385 at September 30, 2004 and $1,704 at December 31, 2003	25,277	22,772
Deferred income taxes	326	279
Other assets, net of accumulated amortization of $4,896 at September 30, 2004 and $2,380 at December 31, 2003	6,574	3,598

Total assets	$389,861	$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$115,668	$97,188
Accrued expenses and other current liabilities	49,248	39,277
Debt obligations	25,598	5,930
Accrued interest on notes payable	958	381
Income taxes payable	7,245	3,316
Deferred income taxes	1,558	1,374
Other	5,278	4,460

Total current liabilities	205,553	151,926

Debt obligations	45,090	59,032
Deferred income tax	8,271	7,828
Other long-term liabilities	2,332	3,118

Total liabilities	261,246	221,904

Stockholders’ equity:
Common Stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 31,713,573 shares at September 30, 2004 and 29,525,554 at December 31, 2003	634	590
Additional paid-in-capital	230,571	198,377
Treasury stock	(185)	(145)
Employee loans for stock	(94)	(427)
Subscriptions receivable	25	26
Accumulated deficit	(104,242)	(117,871)
Restricted reserve	776	777
Accumulated other comprehensive income	1,130	542

Total stockholders’ equity	128,615	81,869

Total liabilities and stockholders’ equity	$389,861	$303,773

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Comprehensive Income

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
EFT processing segment	$20,930	$12,925	$53,872	$36,983
Prepaid processing segment	75,359	36,532	203,912	86,096
Software segment	3,635	3,604	10,217	11,223

Total revenues	99,924	53,061	268,001	134,302

Operating expenses:
Direct operating costs	69,192	34,224	186,337	85,938
Salaries and benefits	10,810	7,694	30,296	20,846
Selling, general and administrative	5,733	4,386	16,313	10,974
Depreciation and amortization	4,215	3,067	11,202	8,919

Total operating expenses	89,950	49,371	244,148	126,677

Operating income	9,974	3,690	23,853	7,625

Other income (expenses):
Interest income	864	300	2,050	926
Interest expense	(1,769)	(1,837)	(5,277)	(5,358)
Gain on sale of U.K. subsidiary	—	—	—	18,001
Equity in income from unconsolidated subsidiaries	164	246	268	380
Loss on early retirement of debt	(32)	—	(126)	—
Foreign exchange gain (loss), net	419	(234)	912	(5,193)

Total other income (expense)	(354)	(1,525)	(2,173)	8,756

Income from continuing operations before income taxes	9,620	2,165	21,680	16,381
Income tax expense	(3,657)	(740)	(8,051)	(2,310)

Income from continuing operations	5,963	1,425	13,629	14,071
Loss from discontinued operations	—	(49)	—	(51)

Net income	5,963	1,376	13,629	14,020
Translation adjustment	521	(361)	588	696

Comprehensive income	$6,484	$1,015	$14,217	$14,716

Income per share - basic:
Income from continuing operations per share	$0.19	$0.05	$0.44	$0.54
Income from discontinued operations per share	—	—	—	—

Net income per share	$0.19	$0.05	$0.44	$0.54

Basic weighted average shares outstanding	31,623,233	26,700,521	30,903,488	26,158,391

Income per share - diluted:
Income from continuing operations per share	$0.17	$0.05	$0.40	$0.49
Income from discontinued operations per share	—	—	—	—

Net income per share	$0.17	$0.05	$0.40	$0.49

Diluted weighted average shares outstanding	34,698,436	29,232,003	34,018,812	28,431,142

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,
	2004	2003
Net income	$13,629	$14,020

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,202	8,919
Unrealized foreign exchange (gain) loss	(388)	5,145
Gain on sale of U.K. subsidiary	—	(18,001)
Gain on on disposal of fixed assets	—	(931)
Deferred income tax (benefit) expense	(662)	2,933
Change in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in restricted cash	630	(13,380)
Decrease (increase) in trade accounts receivable	(5,450)	6,205
Increase in prepaid expenses and other current assets	(8,007)	(2,534)
Decrease in trade accounts payable	7,831	4,581
Increase in accrued expenses and other liabilities	13,778	5,203
Other, net	2,040	(1,292)

Net cash provided by operating activities	34,603	10,868

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,684)	(28,712)
Sale of U.K. subsidiary	—	24,418
Fixed asset purchases	(6,047)	(2,713)
Proceeds from sale of fixed assets	—	2,910
Other, net	(1,828)	(966)

Net cash used in investing activities	(11,559)	(5,063)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	5,495	3,022
Debt obligation repayments	(15,790)	(4,806)
Debt issuances	5,067	—
Other, net	(309)	(3,077)

Net cash used in financing activities	(5,537)	(4,861)

Effect of exchange differences on cash	140	(114)

Net increase in cash and cash equivalents	17,647	830
Cash and cash equivalents at beginning of period	19,245	12,021

Cash and cash equivalents at end of period	$36,892	$12,851

Interest paid during the period	$4,615	$3,612
Income taxes paid during the period	$2,980	$274

See accompanying notes to the consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (Euronet or the Company) have been prepared from the records of the Company, in conformity with generally accepted accounting principles of the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2004, the results of its operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003.

Balance sheet amounts as of December 31, 2003 were derived from the Company’s audited financial statements for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2003, including the notes thereto, set forth in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC).

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.

The Company changed the manner in which it reports EFT Processing Segment direct costs and sales, general and administrative (SG&A) expenses in the third quarter of 2004. In prior periods, processing center costs were charged and then allocated from SG&A to direct costs on the basis of a standard rate per transaction. Management has evaluated the method and believes that the specific assignment of processing center salaries and related costs together with other costs directly attributable to the center is a preferred method and more appropriately reflects the variable and non-variable nature of the Company’s operating expenses. Prior periods have been conformed to ensure consistent presentation. This change in presentation does not impact consolidated operating income or net income for any period presented.

The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

For a description of the accounting policies of the Company, see Note 3 to the audited consolidated financial statements for the year ended December 31, 2003 set forth in the Company’s Form 10-K.

NOTE 3—EARNINGS PER SHARE—BASIC AND DILUTED

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Dilutive earnings per share reflect the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable. The following table provides a reconciliation of the weighted average number of common shares outstanding to the fully diluted weighted average number of common shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	31,623,233	26,700,521	30,903,488	26,158,391
Convertible warrants outstanding	201,250	146,065	202,616	129,597
Stock options outstanding*	2,873,953	2,385,417	2,912,708	2,143,154

Potentially diluted weighted average shares outstanding	34,698,436	29,232,003	34,018,812	28,431,142

*	Includes options with strike prices below the average fair market value of Euronet common shares during the period.

The table above does not reflect options of 774,000 and 697,000 for the three and nine months ended September 30, 2004, respectively, that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options.

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

Acquisition of 10% Ownership Shares in ATX Software Ltd.

In May 2004, Euronet purchased 10% of the shares of ATX Software Ltd. (ATX), a provider of electronic prepaid voucher solutions headquartered in the U.K. The purchase price was approximately $2.8 million. The Company issued 125,000 shares of Euronet Common Stock for the ATX shares. Euronet was granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005.

ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX’s network and transaction processing centers in London and Paris support approximately 20,000 devices using secure protocols and processes over 2.5 million transactions a month. ATX works directly with scratch card distributors, who in turn contract with individual retailers. ATX has customers in more than 25 countries, including Belgium, Switzerland, Spain, Holland, Greece, Romania, Tunisia, Nigeria, Gabon, Ghana, Senegal, Cameroon, China, French West Indies, Denmark, Morocco, Mali, South Africa, Burkina Faso, Bahamas, Jamaica, Luxembourg, Pakistan, Reunion, Puerto Rico, Fiji and Israel.

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

Acquisition of Call Processing, Inc.

In July 2004, Euronet purchased all of the share capital of Call Processing, Inc. (CPI), a company based in Texas, with cash of $0.7 million and issuance of 281,916 shares of Euronet Common Stock to the former share holders of CPI. Of the issued shares of Common Stock, 65,104 shares will be held in escrow and released on July 1, 2005 and 60,690 shares will be held in escrow and released on June 30, 2006, subject to certain performance criteria. If the average share price of the Company’s Common Stock is less than $22.66 on the 20 trading days prior to the date the shares are released from escrow, the Company will pay the aggregate difference between $22.66 and that average share price in either cash or through the issuance of additional shares of Common Stock, at the Company’s discretion. In addition, there is a potential earn-out payment payable in Common Stock, currently estimated to be up to $1.8 million due in March 2005.

CPI is a provider of prepaid wireless processing and other services to convenience store chains throughout the U.S. through a network of retail locations, all of which have electronic distribution of prepaid services via point-of-sale (POS) terminals. CPI provides several types of prepaid products, including prepaid wireless, prepaid long distance, prepaid gift cards, age verification and other services. Euronet will use CPI’s resources to enhance the Company’s U.S. prepaid business, called PaySpot, which enables customers to purchase airtime and long-distance calling plans from POS terminals across the country.

The following table summarizes the total cost of the acquisition of CPI. Note that all amounts are included as of the purchase price date. Certain minor changes to these amounts may be made due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands except shares):

Consideration paid – estimated fair value of Euronet Common Stock (281,916 shares)	$6,444
Cash	697
Transaction costs and share registration fees	18

Total purchase price	$7,159

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Net tangible assets acquired	various	$710
Customer relationships	8 years	670
Software	5 years	525
Goodwill	N/A	5,660
Less: Deferred income tax		(406)

Total value assigned to tangible and intangible assets		$7,159

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

In August 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of CPI. The Common Stock issued at the closing of the transaction may be transferred by the holders upon receipt of such shares (subject to certain escrow provisions) as of the effective date of the SEC registration statement, which occurred in August 2004.

Acquisition of Electronic Payment Solutions

In May 2004, Euronet purchased all of the assets and assumed all of the liabilities of Electronic Payment Solutions (EPS), a company based in Texas, through the issuance of 107,911 shares of Euronet Common Stock. Of the issued shares of Common Stock, 55,000 shares will be held in escrow, with 27,500 being released in 12 months and 27,500 being released in 24 months, subject to certain performance criteria. The Seller also agreed to deliver cash of $0.1 million in consideration for the net current liabilities assumed by the Company. In addition, there is a potential earn-out payment payable in Common Stock, currently estimated to be approximately $1.0 million, one-half of which will be paid in March 2005, subject to certain performance criteria. One-half of the shares of Common Stock issued as part of the earn-out payment will be held in escrow for 12 months from the date of issuance.

EPS distributes prepaid services via POS terminals. Euronet will use EPS’s resources to enhance the PaySpot business.

The following table summarizes the total cost of the acquisition of EPS. Certain minor changes are ongoing due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands except shares):

Consideration paid – estimated fair value of Euronet Common Stock (107,911 shares)	$2,211
Reimbursement for liabilities assumed	(110)

Total purchase price	$2,101

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Net tangible assets acquired	various	$458
Customer relationships	8 years	450
Software	5 years	50
Goodwill	N/A	1,143

Total value assigned to tangible and intangible assets		$2,101

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

Acquisition of Prepaid Concepts, Inc.

In January 2004, Euronet purchased all of the share capital of Prepaid Concepts, Inc. (Precept), a company based in California in consideration of the issuance of 527,180 shares of Euronet Common Stock, $4.0 million in cash and $4.0 million in promissory notes. Of the issued shares of Common Stock, 160,000 shares will be held in escrow and released on February 25, 2005 subject to certain performance criteria. Of the $4.0 million in promissory notes, $2.0 million are convertible into shares of Euronet Common Stock as described more fully below. The principal terms of the promissory notes issued in this transaction are as follows:

•	Installment promissory notes in the amount of $2.0 million, bearing interest at an annual rate of 7%, are payable in three installments on April 30, July 30, and October 30, 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, with accrued interest payable at maturity on February 25, 2005. Euronet has the option to pay the principal and interest at maturity in shares of Euronet Common Stock valued at a 10% discount to the average market price for 20 trading days prior to the maturity date. In addition, at any time prior to the maturity date, the amount outstanding under these notes is convertible into shares of Euronet Common Stock at the option of the holders, based upon a conversion price of $28.43 per share.

Precept distributes prepaid services via POS terminals. Euronet will use Precept’s resources to enhance the PaySpot business.

The following table summarizes the total cost of the acquisition of Precept. Certain minor changes to these amounts may be made due to final purchase price allocations and adjustments to acquisition costs (unaudited, in thousands except shares):

Cash paid at closing	$4,000
Notes payable	4,000
Estimated fair value of Euronet Common Stock (527,180 shares)	9,801
Transaction costs and share registration fees	28

Total purchase price	$17,829

Under the purchase method of accounting, management has made a preliminary allocation of the total purchase price to the acquired tangible and intangible assets based on an estimate of their fair values at the acquisition date. The purchase price was allocated as follows (unaudited, in thousands):

Description	Estimated Life	Amount
Net tangible assets acquired	various	$313
Customer relationships	8 years	3,367
Software	5 years	118
Goodwill	N/A	15,216

Less: Deferred income tax	(1,185)

Total value assigned to tangible and intangible assets	$17,829

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

In February 2004, Euronet filed with the SEC a registration statement to enable the public resale of the Common Stock received by the former shareholders of Precept. The registration statement became effective in February 2004. The Common Stock issued at the closing of the transaction and issuable upon conversion of the convertible notes may be transferred by the holders upon the effective date of registration of such shares (subject to the escrow provision described above).

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

In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (AIM), a U.S.-based company that distributed prepaid services via POS terminals in 36 states. The assets of AIM were initially purchased on an “earn-out” basis over two years based upon defined financial results of the network purchased, with maximum total consideration of $7.5 million. Of the purchase price, $2.0 million was paid at closing in cash and Euronet stock, and the remainder was to be paid 30% in cash and 70% in Euronet Common Stock valued at market prices at time of payment. In September 2004, the purchase agreement was modified to pay the remaining consideration through the issuance of 283,976 shares of Euronet Common Stock. Of the issued shares of Common Stock, 168,068 will be held in escrow; 110,114 shares will be released on September 30, 2005 and are not subject to any performance criteria, and 57,954 will be released on December 31, 2006 subject to certain performance criteria. The value of the shares above is reflected as an adjustment to the purchase price as of September 30, 2004.

In November 2003, the Company purchased 100% of the shares of transact Elektronische Zahlungssysteme GmbH, which it refers to as “transact,” a company based in Germany. The transfer of the transact shares to the Company is staged, with 96% of the transact shares transferred at closing and the remaining 4% transferred upon payment by the Company on January 14, 2005 of the “earn-out” payment described below. The Company paid approximately $17.8 million in cash and issued 643,048 shares of Common Stock for the transact shares. Based upon the financial performance of transact over the three-month period ended September 30, 2004, the future payment is estimated to be between $20.0 million and $30.0 million. No amounts have been recorded at September 30, 2004 for this contingent obligation because the final payment amount could not be estimated beyond reasonable doubt. Based upon the estimated payout range, the Company could issue between 666,667 and 1,000,000 additional shares of Common Stock to transact selling stockholders on January 14, 2005. However, because the shares issued and issuable pursuant to the transact and Fletcher (discussed below) transactions may be considered to be part of the same transaction for purposes of the Nasdaq Marketplace Rules, the Company has agreed not to issue more than approximately 705,500 shares of Common Stock to pay the earn-out payment without prior stockholder approval. The Company is required to pay in cash any amount of the earn-out payment that is not paid in shares of Euronet Common Stock.

To finance the transact acquisition, Euronet privately placed 1,131,363 shares of Common Stock with Fletcher International, Ltd. (Fletcher), an accredited institutional investor, and received proceeds of $20.0 million. The per share purchase price of approximately $17.68 was based on the volume-weighted average price for shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, Euronet granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights may be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights were exercisable by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which period could be extended under certain circumstances. The additional investment rights, under certain circumstances, could be exercised on a “net settlement basis,” under which Fletcher was not required to purchase shares, but received a number of shares of Common Stock that corresponded to any discount between the price Fletcher was to pay for the stock and the then-current market price of the Common Stock that Fletcher could have purchased from Euronet.

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

Pro Forma Results

The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three and nine months ended September 30, 2003 as if the acquisitions of e-pay, AIM, transact, Precept, EPS and CPI had occurred as of January 1, 2003. All acquisitions were included in the reported figures for the three months ended September 30, 2004, and accordingly, pro forma results are not required. A pro forma results table is included for the nine months ended September 30, 2004 because the EPS and CPI acquisitions were not included in the reported results for the entire nine months. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet.

EURONET WORLDWIDE INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Revenues, Income from Continuing Operations and Net Income

(In thousands, except per share data)

	Three months ended September 30, 2003
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$53,061	$7,732	$60,793
Income from continuing operations	1,425	569	1,994
Net income	1,376	569	1,945
Income per share-basic:
Income from continuing operations	$0.05		$0.07
Net income	$0.05		$0.07
Income per share-diluted:
Income from continuing operations	$0.05		$0.06
Net income	$0.05		$0.06

	Nine months ended September 30, 2003
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$134,302	$28,869	$163,171
Income from continuing operations	14,071	1,962	16,033
Net income	14,020	1,962	15,982
Income per share-basic:
Income from continuing operations	$0.54		$0.56
Net income	$0.54		$0.56
Income per share-diluted:
Income from continuing operations	$0.49		$0.52
Net income	$0.49		$0.52

EURONET WORLDWIDE INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Revenues, Income from Continuing Operations and Net Income

(In thousands, except per share data)

	Nine months ended September 30, 2004
	As reported	Prepaid Processing Acquisitions	Pro forma
Revenues	$268,001	$3,169	$271,170
Income from continuing operations	13,629	444	14,073
Net income	13,629	444	14,073
Income per share-basic:
Income from continuing operations	$0.44		$0.45
Net income	$0.44		$0.45
Income per share-diluted:
Income from continuing operations	$0.40		$0.41
Net income	$0.40		$0.41

NOTE 5—SALE OF SUBSIDIARY

GAIN ON DISPOSITION OF U.K. ATM NETWORK

In January 2003, the Company sold 100% of the shares in its U.K. subsidiary, Euronet Services (U.K.) Ltd. (Euronet U.K.) to Bridgepoint Capital Limited for approximately $29.4 million in cash, subject to certain working capital adjustments. A gain of $18.0 million was reported on the sale for the three months ended March 31, 2003. The Acquisition Agreement includes certain representations, warranties and indemnification obligations of Euronet concerning Euronet U.K., which are customary in transactions of this nature in the U.K., including a “Tax Deed” providing for the indemnification of Bridgepoint by Euronet against tax liabilities of Euronet U.K. that relate to periods prior to January 1, 2003 but arise after the sale.

Simultaneously with this transaction, Euronet and Bank Machine Limited (which is the new name of Euronet U.K. following the acquisition) signed a five-year ATM Outsourcing and Gateway Services Agreement under which Euronet will provide services that are substantially identical to the services provided to Euronet U.K. prior to its sale to Bridgepoint. Management has allocated $4.5 million of the total sale proceeds to the Services Agreement, which will be accrued to revenues on a straight-line basis over the five-year contract term that began January 1, 2003, representing approximately $0.9 million annually. The results of operations for the 12 months ended December 31, 2002 of Euronet U.K. continue to be included in operations due to the ongoing revenues generated under the Services Agreement.

NOTE 6—BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments:

i) In the EFT Processing Segment, the Company processes transactions for a network of 5,404 automated teller machines (ATMs) across Europe, Africa and India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, outsourced POS EFT (electronic financial transactions) solutions, outsourced card solutions and electronic top-up services (for prepaid mobile airtime purchases via ATM or directly from the handset).

ii) Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of more than 168,000 POS terminals providing electronic processing of prepaid mobile phone airtime (top-up) services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, Spain, the U.S., Malaysia and Indonesia.

iii) Through the Software Solutions Segment, the Company offers a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services that are not directly identifiable to a specific segment.

As discussed in the Note 1, management refined the definition of direct costs for the EFT Processing Segment. Changes to direct costs had corresponding changes within the salaries and benefits and the selling, general and administrative categories. Operating income was not impacted. All periods presented reflect the change to promote comparability.

The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2004 and 2003 (unaudited, in thousands):

	Three months ended September 30, 2004
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$20,930	$75,359	$3,635	$—	$—	$99,924

Operating expenses:
Direct operating costs	9,290	59,744	158	—	—	69,192
Salaries and benefits	3,590	3,925	2,081	1,214	—	10,810
Selling, general and administrative	1,572	2,392	514	1,247	8	5,733
Depreciation and amortization	2,280	1,637	256	50	(8)	4,215

Total operating expenses	16,732	67,698	3,009	2,511	—	89,950

Operating income (loss)	4,198	7,661	626	(2,511)	—	9,974

Other income (expense):
Interest income	62	762	—	40	—	864
Interest expense	(434)	(37)	—	(1,298)	—	(1,769)
Equity in unconsolidated subsidiaries	—	164	—	—	—	164
Loss on early retirement of debt	—	—	—	(32)	—	(32)
Foreign exchange gain, net	—	—	—	419	—	419

Total other income (expense)	(372)	889	—	(871)	—	(354)

Income (loss) from continuing operations before income taxes	$3,826	$8,550	$626	$(3,382)	$—	$9,620

Segment assets as of September 30, 2004	$66,752	$308,125	$5,997	$8,987	$—	$389,861
Fixed assets as of September 30, 2004	$28,141	$5,437	$744	$45	$—	$34,367

	Three months ended September 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$12,925	$36,532	$3,659	$—	$(55)	$53,061

Operating expenses:
Direct operating costs	4,433	29,583	207	—	1	34,224
Salaries and benefits	2,891	1,954	2,152	696	1	7,694
Selling, general and administrative	1,470	1,116	640	1,211	(51)	4,386
Depreciation and amortization	1,834	922	296	20	(5)	3,067

Total operating expenses	10,628	33,575	3,295	1,927	(54)	49,371

Operating income (loss)	2,297	2,957	364	(1,927)	(1)	3,690

Other income (expense):
Interest income	6	276	—	18	—	300
Interest expense	(144)	(4)	—	(1,689)	—	(1,837)
Equity in unconsolidated subsidiaries	—	292	—	(46)	—	246
Loss on early retirement of debt	—	—	—	—	—	—
Foreign exchange gain, net	—	—	—	(240)	6	(234)

Total other income (expense)	(138)	564	—	(1,957)	6	(1,525)
Income (loss) from continuing operations before income taxes	$2,159	$3,521	$364	$(3,884)	$5	$2,165

Segment assets as of December 31, 2003	$46,488	$236,950	$8,155	$12,180	$—	$303,773
Fixed assets as of December 31, 2003	$17,095	$2,908	$798	$(116)	$(27)	$20,658

	Nine months ended September 30, 2004
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$53,872	$203,912	$10,217	$—	$—	$268,001

Operating expenses:
Direct operating costs	24,332	161,568	438	—	(1)	186,337
Salaries and benefits	9,791	10,761	6,397	3,346	1	30,296
Selling, general and administrative	4,531	6,748	1,489	3,543	2	16,313
Depreciation and amortization	5,929	4,463	712	105	(7)	11,202

Total operating expenses	44,583	183,540	9,036	6,994	(5)	244,148

Operating income (loss)	9,289	20,372	1,181	(6,994)	5	23,853

Other income (expense):
Interest income	99	1,896	1	53	1	2,050
Interest expense	(908)	(80)	(2)	(4,288)	1	(5,277)
Equity in unconsolidated subsidiaries	—	289	—	(21)	—	268
Loss on early retirement of debt	—	—	—	(126)	—	(126)
Foreign exchange gain, net	—	—	—	912	—	912

Total other income (expense)	(809)	2,105	(1)	(3,470)	2	(2,173)

Income (loss) from continuing operations before income taxes	$8,480	$22,477	$1,180	$(10,464)	$7	$21,680

Segment assets as of September 30, 2004	$66,752	$308,125	$5,997	$8,987	$—	$389,861
Fixed assets as of September 30, 2004	$28,141	$5,437	$744	$45	$—	$34,367

	Nine months ended September 30, 2003
	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$37,129	$86,096	$11,403	$—	$(326)	$134,302

Operating expenses:
Direct operating costs	15,677	69,668	715	—	(122)	85,938
Salaries and benefits	7,765	4,261	6,868	1,951	1	20,846
Selling, general and administrative	3,811	2,490	2,005	2,834	(166)	10,974
Depreciation and amortization	5,554	2,480	837	63	(15)	8,919

Total operating expenses	32,807	78,899	10,425	4,848	(302)	126,677

Operating income (loss)	4,322	7,197	978	(4,848)	(24)	7,625

Other income (expense):
Interest income	20	748	4	154	—	926
Interest expense	(502)	(8)	—	(4,848)	—	(5,358)
Gain on sale of U.K. subsidiary	—	—	—	18,001	—	18,001
Loss on early retirement of debt	(1)	461	—	(80)	—	380
Foreign exchange gain, net	—	—	—	(5,231)	38	(5,193)

Total other income (expense)	(483)	1,201	4	7,996	38	8,756

Income from continuing operations before income taxes	$3,839	$8,398	$982	$3,148	$14	$16,381

Segment assets as of December 31, 2003	$46,488	$236,950	$8,155	$12,180	$—	$303,773
Fixed assets as of December 31, 2003	$17,095	$2,908	$798	$(116)	$(27)	$20,658

Total revenues for the nine-month periods ended September 30, 2004 and September 30, 2003, and long-lived assets as of September 30, 2004 and December 31, 2003 for the Company, summarized by geographical location, are as follows (unaudited, in thousands):

	Revenues for the nine months ended September 30,		Long-lived assets as of
	2004	2003	September 30, 2004	December 31, 2003
U.K.	$123,864	$62,526	$1,551	$1,141
Australia	43,806	24,864	488	470
United States	30,073	11,546	2,399	804
Germany	24,742	10,102	7,059	3,788
Poland	20,893	12,077	14,911	6,509
Other	16,168	4,788	1,159	937
Hungary	6,233	5,406	4,904	5,049
Czech Republic	2,222	2,993	1,896	1,960

Total	$268,001	$134,302	$34,367	$20,658

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing Segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S. Long-lived assets consist of property, plant and equipment, net of accumulated depreciation.

NOTE 7—RESTRICTED CASH

As of September 30, 2004, the Company had $57.7 million of restricted cash, of which $56.9 million is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment. The Company is responsible for the collection of cash receipts from the retailer for subsequent remittance to the telecommunication provider. Cash is collected on behalf of others and held in designated trust accounts or other restricted accounts that are not available for operating business activities. The remaining $0.8 million is deposits held by vendors.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$5,963	$1,376	$13,629	$14,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,112)	(886)	(3,158)	(3,085)

Pro forma net income	$4,851	$490	$10,471	$10,935

Earnings per share:
Basic-as reported	$0.19	$0.05	$0.44	$0.54
Basic-pro forma	$0.15	$0.02	$0.34	$0.42
Diluted-as reported	$0.17	$0.05	$0.40	$0.49
Diluted-as reported	$0.14	$0.02	$0.31	$0.38

The board of directors approved restricted share award agreements that provide restricted shares of Company stock as compensation for certain key executives. The restricted stock awards will be accounted for as “fixed” compensation expense as prescribed within ABP 25. The total number of shares of restricted stock to be granted is 70,696. Under the terms of the agreements, the restricted shares granted will be earned by December 31, 2004, provided each individual is a director, officer, employee or consultant of the Company. As of September 30, 2004 the Company had expensed approximately $0.9 million in recognition of awards under these plans.

NOTE 9—NOTES PAYABLE AND CREDIT FACILITIES

A summary of the activity for the nine months ended September 30, 2004 for all debt obligations is presented below:

	Debt Obligations Balances and activity for the nine months ended September 30, 2004 (unaudited, in thousands)
	12 3/8% Senior Discount Notes	Acquisition Indebtedness		Operating and asset based indebtedness	Lines of credit	Capital leases	Total
		e-pay notes due Feb. 2005	Precept notes due Jan. 2005
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	564	5,317	16,321	26,202
Less: Payments	(14,187)	—	(1,603)	(248)	(250)	(4,406)	(20,694)
Adjust: Foreign exchange loss (gain)	(800)	146	—	—	—	870	216

Balance at September 30, 2004	$28,534	$12,417	$2,397	$2,321	$7,041	$17,976	$70,686

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10 million with a U.S.-based financial institution. The proceeds from the facility can be used for working capital needs, acquisitions, and other corporate purposes. Interest accrues on any balances outstanding at a prime-based floating rate or LIBOR-based rates for 90-day periods. Certain financial performance covenants must be maintained under the agreement, and the $10 million is subject to certain advance rate restrictions. As of September 30, 2004, the Company was in compliance with these covenants, and the maximum amount allowable to borrow under the advance rate limitation was approximately $9.0 million. As of September 30, 2004, $5.0 million was borrowed under this bank agreement and $2.9 million was utilized to secure stand by letters of credit, leaving approximately $1.1 million available for future borrowings.

As more fully described in Note 13 – Subsequent Events, after September 30, 2004, we expanded and restructured the $10.0 million revolving credit agreement to $40.0 million, repurchased an additional $17.0 million of the 12 3/8% Senior Discount Notes, called the remaining $11.5 million of 12 3/8% Senior Discount Notes and extended the maturity date on $11.2 million of the e-pay acquisition notes to August 2005 with the right to further extend the maturity to February 2006.

NOTE 10—RELATED PARTY TRANSACTIONS

See Note 4 – Business Combinations and Purchases and Note 13 – Subsequent Events for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the historic business owners (now Euronet shareowners and certain employees) in connection with the acquisitions of various Prepaid Processing businesses.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill are carried at amortized cost and evaluated for impairment annually or more frequently if there is an indication of impairment. As disclosed in Note 4 – Business Combinations and Purchases, additions during the nine months ended September 30, 2004 include $5.2 million in allocated amortizable intangible assets and $27.7 million in goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. A summary of activity in intangible assets and goodwill for the nine months ended September 30, 2004 is presented below (unaudited, in thousands):

	Goodwill and Intangible Assets activity for the nine months ended September 30, 2004
	Balance at December 31, 2003	Additions (Primarily Precept, EPS and CPI Acquisitions)	Reductions (Amortization Expense)	Balance at September 30, 2004
Goodwill	$88,512	$27,710	$—	$116,222
Amortizable intangibles	24,476	5,186	—	29,662
Accumulated amortization	(1,704)	—	(2,681)	(4,385)

Total	$111,284	$32,896	$(2,681)	$141,499

	Three months ended December 31, 2004	Estimated annual intangible asset amortization expense
		2005	2006	2007	2008	2009
Customer relationships	$712	$2,848	$2,848	$2,848	$2,849	$2,848
Software	112	449	449	449	231	56
Trademarks	58	232	232	232	232	232

Total	$882	$3,529	$3,529	$3,529	$3,312	$3,136

NOTE 12—LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company

NOTE 13—SUBSEQUENT EVENTS

Acquisition of Movilcarga

In November 2004, Euronet acquired the assets of the Movilcarga Division (Movilcarga) of Grupo Meflur Corporacion (Meflur), a Spanish telecommunications distribution company. Movilcarga is a provider of electronic prepaid voucher solutions in Spain. Euronet acquired 80% of the shares of an acquisition entity that purchased the Movilcarga assets for €18.0 million (approximately $22.9 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash to be paid in March 2005, subject to certain revenue targets and adjustments. Additional payments may be due in December 2006 and 2007, subject to the fulfillment of certain financial conditions. The Company estimates that, based on information from Meflur, the additional payments will be approximately $7.0 million to $10.0 million. The additional payments are payable, at the option of Euronet, either in cash or a combination of cash and Euronet Common Stock.

New Credit Agreement

During October 2004 the Company and certain of its subsidiaries renegotiated and expanded the Company’s $10 million credit facility (as more fully discussed in Note 9 – Notes Payable and Credit Facilities) for two new revolving credit agreements with a U.S.-based bank. The total of the two agreements provides the Company a two-year facility to borrow $40 million with certain provisions to increase the total borrowed amount up to $43 million as a result of foreign exchange rate fluctuations.

The first agreement is a $10 million revolving credit agreement among the Company and its U.S. subsidiaries, PaySpot, Euronet USA, Precept and CPI (collectively, the U.S. Borrowers), and the bank. This agreement provides the U.S. Borrowers with a $10 million revolving line of credit that terminates on October 25, 2006. The U.S. Borrowers may use the line of credit to repay existing debt, for working capital needs, to make acquisitions and for other corporate purposes. Borrowings under the U.S. Credit Agreement bear interest at either a Prime Rate plus an applicable margin specified in the U.S. Credit Agreement or a rate fixed for up to 30- to 90-day periods equal to the LIBOR (the London Interbank Offered Rate), rate plus an applicable margin as set forth in the agreement and varies based on a consolidated funded debt to EBITDA (earning before interest, tax, depreciation and amortization as defined in the credit agreement) ratio. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.

The second agreement is a $30 million revolving credit agreement among the Company and its European subsidiaries, e-pay Holdings Limited and Delta Euronet GmbH (collectively, the European Borrowers), and the bank. This agreement provides the European Borrowers with a $30 million revolving line of credit that terminates on October 25, 2006; this $30 million may be increased to $33 million as a result of certain foreign exchange rate fluctuations. The European Borrowers may use the line of credit to repay existing debt, for working capital needs, to make acquisitions and for other corporate purposes. Funds may be drawn in U.S. dollars, euros, and/or British Pounds Sterling (GBP). Borrowings in U.S. dollars bear interest at rates similar to the U.S. Credit Agreement; borrowings in either euro or GBP bear interest at a rate fixed for up to 30- to 90-day periods equal to the EURIBOR (the Euro Interbank Offered Rate) or the LIBOR rate plus a margin that varies based on a consolidated funded debt to EBITDA ratio plus an ancillary cost. The agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.

Subsequent to the signing of the revolving credit agreements, the Company terminated the $10 million credit agreement as described in Note 9 – Notes Payable and Credit Facilities, and then the Company borrowed approximately $28 million ($5.0 million to replace amounts borrowed under the $10 million credit agreement plus an additional $23 million) under the two lines of credit, including $2.9 million to cover stand by letters of credit, leaving $12 million available for future borrowings.

Extension of e-pay Acquisition Notes

In November 2004, the Company extended the maturity date on $11.2 million of the $12.4 million e-pay unsecured acquisition notes from February 2005 to August 2005 with the right to further extend the maturity date to February 2006. In addition, the interest rate was increased on the extended notes effective February 2005 from 8% per annum to 10% per annum, payable quarterly.

Additional Repayment of 12 3/8% Senior Discount Notes

At September 30, 2004 the outstanding balance of the 12 3/8% Senior Debt Notes was approximately $28.5 million. During November 2004, the Company repurchased approximately $17.0 million of its 12 3/8% Senior Discount Notes. After the November repurchase, approximately $11.5 million remained outstanding (excluding effects of foreign exchange fluctuations subsequent to September 30, 2004). The Company has given notice to redeem the remaining $11.5 million outstanding on December 4, 2004. As a result of the repurchase and redemption, in the fourth quarter 2004, the Company will record approximately $0.9 million as a loss on the early retirement of debt due to the combination of redemption premiums and the elimination of capitalized debt issuance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview

Euronet Worldwide offers EFT outsourcing services, integrated EFT software and related consulting services, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate and service the largest pan-European group of ATMs and operate the largest national shared ATM network in India, and we are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia Pacific, and process electronic top-up transactions at more than 168,000 POS terminals across over 79,000 retailers. With corporate headquarters in Leawood, Kansas, USA, and 17 offices worldwide, Euronet serves clients in more than 65 countries.

Economic Factors, Industry Factors and Risks

Our company faces certain economic and industry-wide factors that could materially affect our business. As an international company, economic, political, technology infrastructure and legal issues in every country in which we operate could have a positive or negative impact, and therefore are also considered risks. Some of the more significant factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking, mobile phone and retail markets affecting transaction and other fees that we are able to charge for our services as well as retention and maintenance of preferred technology for distribution of electronic services;

•	Foreign exchange fluctuations;

•	Competition from bank-owned ATM networks, outsource providers of ATM, POS and card services, providers of prepaid mobile phone services, including mobile operators, and software providers;

•	Our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of assumption by mobile operators of direct distribution mobile phone time and contract terminations with major customers; and

•	Changes in laws and regulations affecting our business.

These risks and other risks are described at the end of Item 2 to this Form 10-Q.

Lines of Business, Geographic Locations and Principal Products and Services

We operate in three principal business segments:

•	In the EFT Processing Segment, we process transactions for a network of 5,404 automated teller machines (ATMs) across Europe, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, outsourced POS EFT solutions, outsourced card solutions and electronic top-up services (for prepaid mobile airtime purchases via ATM or directly from the handset).

•	Through our Prepaid Processing Segment, we provide processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 168,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Spain, Malaysia and Indonesia.

•	Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

As of September 30, 2004, we had 10 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Africa. Our executive offices are located in Leawood, Kansas, U.S.A.

Sources of Revenues and Cash Flow

Euronet earns revenues and income based on ATM management fees, transaction fees, processing fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described further below.

EFT Processing Segment—Of total segment revenue, approximately 33% was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements). We believe our strategy to shift from a largely proprietary, Euronet-owned ATM network to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investments. On our proprietary network, we generally charge fees for four types of transactions that are processed on our ATMs:

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

Customer-owned ATMs operated under service agreements require a minimal, if any, up-front capital investment by us because we do not purchase the ATMs. We typically, but not necessarily in all cases, charge a per ATM management fee and a transaction fee for each ATM managed under our outsourcing agreements. Additionally, in many instances, operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Prepaid Processing Segment—The significant growth in the revenue and operating income in our Prepaid Processing Segment is the result of the acquisitions of e-pay, transact, AIM, Precept, EPS and CPI (see discussion below and Note 4 to the unaudited consolidated financial statements) together with the significant growth rates experienced at each of these businesses. During 2003 and 2004, e-pay was still establishing contractual relationships with many large and small retailers to distribute mobile top-up services through POS terminals. Revenues have grown rapidly each quarter as the level of business at the retailers concerned has ramped up to full realization. Growth in the business is also attributable to the conversion by mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions. We do not expect these growth rate levels to continue.

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

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions in occurring or has been completed, the pace of growth in the prepaid mobile telephone market generally, our own share of the retail distribution capacity in the market, and the level of commission or margin that is paid to the various intermediaries in the process of distribution of prepaid mobile phone time. In mature markets, such as the U.K, Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion, so this factor will cease to provide the organic increases in the number of transactions per terminal that we have been experiencing. Also in mature markets, competition among prepaid distributors results in reduction of commissions and margins by mobile operators as well as retailer churn to alternative providers. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) are still present.

Software Solutions Segment—The revenues from the Software Solutions Segment are derived from software license fees, professional service fees for providing customization, installation and consulting services to our customers, ongoing software maintenance fees and hardware sales revenues.

Opportunities, Challenges and Risks

Our expansion plans and opportunities are focused on three primary areas: (i) outsourced ATM, POS and card management contracts; (ii) our prepaid mobile phone airtime top-up processing services; and (iii) transactions processed on our network of owned and operated ATMs.

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

We plan to expand our prepaid mobile phone top-up business, which is currently focused on the U.K., Germany, the U.S., Ireland, Poland, Spain, New Zealand and Australia, into our other markets by taking advantage of our expertise together with existing relationships with mobile phone operators and retailers. This expansion will depend on various factors including, but not necessarily limited to, the following:

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

Significant events in the first nine months of 2004:

To assist the reader in understanding and locating certain important information in this Management’s Discussion and Analysis, we have summarized the more significant events of the nine months ended September 30, 2004 below:

•	Acquisition of Precept, EPS, CPI and a 10% ownership interest in ATX – See Management’s Discussion and Analysis, Prepaid Processing Segment on pages 26-29; see also Note 4 to the unaudited consolidated financial statements.

•	Reduction of 12 3/8% Senior Debt – See Management’s Discussion and Analysis, Liquidity and Capital Resources on page 32 and Balance Sheet on page 38; see also Notes 9 and 13 to the unaudited consolidated financial statements.

•	$10 million line of credit established with a U.S.-based financial institution; then further expanded and restructured the line of credit to $40 million by executing two new agreements – See Liquidity and Capital Resources on page 32; see also Notes 9 and 13 to the unaudited consolidated financial statements.

SEGMENT SUMMARY RESULTS OF OPERATIONS (unaudited, in thousands)

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	Three months ended September 30,
	Revenues		Operating Income
	2004	2003	2004	2003
EFT Processing	$20,930	$12,925	$4,198	$2,297
Prepaid Processing	75,359	36,532	7,661	2,957
Software Solutions	3,635	3,659	626	364
Corporate Services	—	—	(2,511)	(1,927)

Total	99,924	53,116	9,974	3,691
Inter-Segment Eliminations	—	(55)	—	(1)

Total	$99,924	$53,061	$9,974	$3,690

	Nine months ended September 30,
	Revenues		Operating Income
	2004	2003	2004	2003
EFT Processing	$53,872	$37,129	$9,289	$4,322
Prepaid Processing	203,912	86,096	20,372	7,197
Software Solutions	10,217	11,403	1,181	978
Corporate Services	—	—	(6,994)	(4,848)

Total	268,001	134,628	23,848	7,649
Inter-Segment Eliminations	—	(326)	5	(24)

Total	$268,001	$134,302	$23,853	$7,625

EFT PROCESSING SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2004 and 2003 for our EFT Processing Segment:

EFT Processing

	Three months ended September 30, (unaudited, in thousands)
	2004	2003
Total revenues	$20,930	$12,925

Operating expenses:
Direct operating cost	9,290	4,433
Salaries and benefits	3,590	2,891
Selling, general and administrative	1,572	1,470
Depreciation and amortization	2,280	1,834

Total operating expenses	16,732	10,628

Operating income	$4,198	$2,297

	Nine months ended September 30, (unaudited, in thousands)
	2004	2003
Total revenues	$53,872	$37,129

Operating expenses:
Direct operating cost	24,332	15,677
Salaries and benefits	9,791	7,765
Selling, general and administrative	4,531	3,811
Depreciation and amortization	5,929	5,554

Total operating expenses	44,583	32,807

Operating income	$9,289	$4,322

Revenues

We generally charge fees for four types of ATM transactions that are currently processed on our ATMs:

•	cash withdrawals;

•	balance inquiries;

•	transactions not completed because the relevant card issuer does not give authorization; and

•	prepaid telecommunication recharges.

Total EFT Processing Segment revenues increased 62%, or $8.0 million, to $20.9 million for the three months ended September 30, 2004 from $12.9 million for the three months ended September 30, 2003, and revenues increased 45%, or $16.7 million, to $53.9 million for the nine months ended September 30, 2004 from $37.1 million for the nine months ended September 30, 2003. As of September 30, 2004, we operated 5,404 ATMs, an increase of 2,150, or 66%, over 3,254 ATMs as of September 30, 2003. At September 30, 2004, we owned 16% of these ATMs (excluding those leased by us in connection with outsourcing agreements), while the remaining 84% were operated under management outsourcing agreements. Transactions on machines owned or operated by us increased 39.1 million, or 126%, to 70.1 million for the third quarter 2004 from 31.0 million transactions for the third quarter 2003, and they increased 77.6 million, or 95%, to 159.1 million for the nine months ended September 30, 2004 from 81.5 million transactions for the nine months ended September 30, 2003. The increase in transaction growth is greater than the increase in ATMs operated and revenue growth due to an increase in ATMs that we operate under ATM management outsourcing agreements relative to ATMs we owned during this period. The revenues generated from ATM management agreements often have a substantial monthly recurring fee as compared to a per transaction fee for our owned ATMs. This recurring fee generates both fixed and variable revenue components. As a result, transactions on these machines generally increase faster than the revenues. Substantially all of the additional 2,150 ATMs from September 30, 2003 to September 30, 2004 were from ATM management agreements in Central Europe and India.

Revenue per ATM decreased 2.6% to $3,932 for the third quarter 2004 from $4,035 for third quarter 2003 and increased less than 1% to $12,045 for the nine months ended September 30, 2004 from $12,029 for the nine months ended September 30, 2003. Revenue per transaction decreased to $0.30 for the third quarter of 2004 from $0.42 for the third quarter 2003 and decreased to $0.34 for the nine months ended September 30, 2004, from $0.46 for the nine months ended September 30, 2003. These changes in revenue per transaction are primarily due to a general increase in transaction levels on ATMs, increases in transactions under network participation agreements, the full period effect of new outsourcing agreements installed throughout 2003 and the partial period effect of outsourcing agreements installed in the nine months ended September 30, 2004. Certain new outsourcing agreements have fixed monthly or periodic fees and other professional fees during the roll out period. Although network participation agreements have transaction fees that are lower than our average fees, they produce increased transaction levels on currently existing ATMs. Our revenue from mobile phone top-ups at our ATM sites also continued to increase. The decline in revenue per ATM for the third quarter 2004 compared to the third quarter of 2003 is the result of the continuing movement to ATM management outsourcing agreements that have a substantial monthly recurring fee as compared to a per transaction fee. Of total segment revenue, approximately 33% is from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the nine months ended September 30, 2004 compared to 54% for the nine months ended September 30, 2003. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development and will provide higher marginal returns on investments. Customer-owned ATMs operated under service agreements require minimal, if any, up front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Operating Expenses

Direct cost consists primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing center’s facility-related costs and other processing center related expenses. As discussed in the Note 1 to the unaudited consolidated financial statements, management has refined the definition of direct costs for the EFT Processing Segment. Reclassification to direct costs had corresponding changes within the salaries and benefits and the selling, general and administrative categories. Operating income was not impacted. All periods presented reflect the reclassification to promote comparability.

Total segment operating expenses increased 57%, or $6.1 million, to $16.7 million in the third quarter of 2004 from $10.6 million in the third quarter of 2003, and they increased 36%, or $11.8 million, to $44.6 million for the nine months ended September 30, 2004 from $32.8 million for the nine months ended September 30, 2003. These increases are primarily due to operating costs supporting revenue increases driven by additional ATMs under management, salaries to support our operational growth during the period, including an increase in incentive accruals based on performance, and operating expenses to support the Asia Pacific markets; the increases in 2004 expenses would have been less significant if not for a non-recurring gain recognized in the third quarter of 2003 related to the sale of Hungarian ATMs.

Total segment operating expenses as a percentage of revenues decreased to 80% for the third quarter of 2004 from 82% for the third quarter of 2003 and decreased to 83% for the nine months ended September 30, 2004 from 88% for the nine months ended September 30, 2003. The net decrease in expense as a percentage of revenue reflects expense management efforts and the impact of scale insomuch as revenue and transactional growth does not necessarily drive commensurate percentage increases in operating expenses. The increase in outsourced ATMs with lower operating costs also contributed to the expense decrease in relation to revenues. The improvement in segment operating expenses as a percentage of revenue is more significant when considering that the third quarter 2003 included a gain on the sale of Hungarian ATMs.

Direct operating costs increased 110%, or $4.9 million, to $9.3 million for the third quarter of 2004 from $4.4 million for the third quarter of 2003, and they increased 55%, or $8.7 million, to $24.3 million for the nine months ended September 30, 2004 from $15.7 million for the nine months ended September 30, 2003. These increases are primarily due to the increased cost of operating approximately 66% more ATMs in the third quarter of 2004 over 2003 and 39% more ATMs for the nine months ended September 30, 2004 over 2003, together with variable costs related to prepaid telecommunications recharge transactions. Direct operating costs decreased in relation to revenue when considering that the third quarter of 2003 included a non-recurring gain on the sale of Hungarian ATMs and the benefit of certain non-recurring expense recoveries.

Direct operating costs as a percentage of revenues increased to 44% in the third quarter of 2004 from 34% in the third quarter of 2003 and increased to 45% of revenues for the nine months ended September 30, 2004 from 42% for the nine months ended September 30, 2003. The increase is attributed to the gain on the sale of Hungarian ATMs recorded in the third quarter of 2003. Direct operating costs in 2004 as a percentage of revenue remained relatively unchanged from 2003 after adjusting for the non-recurring gain on the third quarter 2003 sale of Hungarian ATMs.

Direct operating costs per ATM increased to $1,745 in the third quarter of 2004 from $1,384 in the third quarter of 2003 and to $5,442 in the nine months ended September 30, 2004 from $5,079 in the nine months ended September 30, 2003. Excluding the gain on the sale of Hungarian ATMs, the comparable costs per ATM for the three and nine months ended September 30, 2004 would have remained largely flat compared to the three and nine months ended September 30, 2003.

Direct operating cost per transaction fell 7% to $0.13 in the third quarter of 2004 from $0.14 in the third quarter of 2003 and fell 20% to $0.15 in the nine months ended September 30, 2004 from $0.19 in the nine months ended September 30, 2003. Excluding the gain on the sale of Hungarian ATMs, direct cost per transaction would have decrease even more substantially.

Overall, excluding the non-recurring gain on the sale of Hungarian ATMs from the third quarter of 2003, costs per transaction decreased because incremental increases in transaction volumes on existing sites drive little or no additional fixed direct operating expense. In addition, the number of ATMs that we operate under ATM management agreements and network sharing arrangements increased. These ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, our ATM management agreements cause us to bear some, but not necessarily all, expenses required to operate the ATM. Further, during 2003 and 2004, we renegotiated certain maintenance, telecommunication, sponsorship and cash supply agreements with vendors to reduce fees per ATM and per transaction.

As a result of the factors mentioned above, gross margin per ATM (revenue less direct operating costs) decreased 18% to $2,186 for the third quarter of 2004 from $2,651 for the third quarter 2003 and decreased 5% to $6,603 for the nine months ended September 30, 2004 from $6,950 for the nine months ended September 30, 2003. Excluding the non-recurring gain on the sale of Hungarian ATMs, gross margin per ATM decreased marginally from the third quarter of 2003 and remained mostly flat to the nine months ended September 30, 2003.

Gross margin per transaction decreased to $0.17 for the third quarter 2004 from $0.27 for the third quarter 2003 and decreased to $0.19 for the nine months ended September 30, 2004 from $0.26 for the nine months ended September 30, 2003. The decline in gross margin per transaction is the result of the continuing movement to ATM management agreements that have a substantial fixed monthly recurring revenue fee as compared to a per transaction fee. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development and will provide higher marginal returns on investments.

Salaries and benefits increased 24%, or $0.7 million, to $3.6 million in the third quarter of 2004 from $2.9 million in the third quarter of 2003 and increased 26%, or $2.0 million, to $9.8 million for the nine months ended September 30, 2004 from $7.8 million for the nine months ended September 30, 2003. These increases are primarily due to our growing Asia markets and certain incentive payments earned based on meeting or exceeding performance plans. Certain increases were also necessary due to the increasing number of ATMs and transactions processed in connection with additional outsourcing agreements signed in late 2003. Salaries and benefits decreased as a percentage of revenue to 17% in the third quarter of 2004 from 22% in the third quarter of 2003 and to 18% in the nine months ended September 30, 2004 from 21% in the nine months ended September 30, 2003, reflecting the scalability of human resource utilization in the EFT Processing Segment.

Selling, general and administrative costs for the nine months ended September 30, 2004 were $1.6 million and increased $0.1 million over the same period in 2003. The increases in transactional volumes, ATMs and revenue has had little impact on our selling, general and administrative expense as we leverage these expenses across our network of ATMs.

Depreciation and amortization increased to approximately $2.3 million and $5.9 million for the three and nine months ended September 30, 2004, respectively, compared to approximately $1.8 million and $5.5 million for the three and nine months ended September 30, 2003, respectively. The increase is partially attributed to depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement implemented in the first half of 2004 together with technological upgrades to certain ATMs we own.

Operating Income

The EFT Processing Segment operating income increased by $1.9 million to $4.2 million, or 20% of revenues, in the third quarter 2004 from $2.3 million, or 18% of revenues, in the third quarter 2003, and it increased by $5.0 million to $9.3 million, or 17% of revenues, in the nine months ended September 30, 2004 from $4.3 million, or 12% of revenues, in the nine months ended September

30, 2003. This increase is generally the result of revenue increases of 62% during the third quarter and 45% during the nine months ended September 30, 2004 compared to the same periods in 2003. The increases are even more significant when considering the non-recurring ATM gain recognized in the third quarter of 2003. New ATM outsourcing and network participation agreements have allowed us to leverage our cost structure and reduce certain per-ATM and per-transaction supply contracts.

In summary, we produced operating income per ATM of $789 in the third quarter of 2004 compared to $717 in the third quarter of 2003, as well as operating income per ATM to $2,077 in the nine months ended September 30, 2004 from $1,400 in the nine months ended September 30, 2003. We do not expect these operating income metrics per ATM to continue to grow at these rates. Operating profit increases are subject to our ability to continue to sign and implement new outsourcing and network sharing agreements in Central Europe, India and other developing markets.

PREPAID PROCESSING SEGMENT

Acquisitions of Prepaid Processing Companies

In 2003, we acquired e-pay, transact and AIM, and in 2004, we acquired Precept, EPS and CPI. These companies are in the business of electronic payment processing of prepaid mobile phone airtime top-up services throughout Europe, Asia Pacific and the U.S. The transactions are more fully described in Note 4 to the unaudited consolidated financial statements.

The following table presents the results of operations for the nine-month period ended September 30, 2004 and third quarter of 2004, including pro forma results for the nine-month period ended September 30, 2004 and 2003 and third quarter of 2003 as if all Prepaid Processing Segment acquired businesses were included in our consolidated results of operations as of January 1, 2003; all acquisitions were included for the full period in the third quarter of 2004 and, accordingly, it is not necessary to present pro forma results (unaudited, in thousands):

Prepaid Processing

	Actual three months ended September 30, 2004	Actual three months ended September 30, 2003	Pro forma three months ended September 30, 2003
Total revenues	$75,359	$36,532	$44,264

Operating expenses:
Direct operating cost	59,744	29,583	34,514
Salaries and benefits	3,925	1,954	2,925
Selling, general and administrative	2,392	1,116	1,991
Depreciation and amortization	1,637	922	1,313

Total operating expenses	67,698	33,575	40,743

Operating income	$7,661	$2,957	$3,521

	Nine months ended September 30, 2004	Pro forma nine months ended September 30, 2004 (all acquisitions)	Actual nine months ended September 30, 2003	Pro forma nine months ended September 30, 2003 (all acquisitions)
Total revenues	$203,912	$207,081	$86,096	$114,965

Operating expenses:
Direct operating cost	161,568	163,452	69,668	89,507
Salaries and benefits	10,761	10,910	4,261	7,146
Selling, general and administrative	6,748	7,265	2,490	5,057
Depreciation and amortization	4,463	4,638	2,480	3,946

Total operating expenses	183,540	186,265	78,899	105,656

Operating income	$20,372	$20,816	$7,197	$9,309

Summary

The three and nine months ended September 30, 2004 results compared to the three and nine months ended September 30, 2003 actual and pro forma results for the Prepaid Processing Segment reflect significant growth. The three and nine months ended September 30, 2004 growth was predominately from e-pay in the U.K., Ireland, Australia, Poland and New Zealand, as well as from our German and U.S. prepaid markets. The U.K. and Australian mobile operators were among the first to aggressively promote the use of electronic top-up products over scratch-card products, and e-pay was able to benefit significantly from their actions in this regard. Moreover, e-pay benefited from strong sales growth in both 2004 and 2003, during which time it was successful in signing e-top-up distribution agreements with several major U.K. and Australian retailers. The entire Prepaid Processing Segment benefited in 2004 by the full period effects of retailer agreements signed and implemented throughout 2003. In addition, the significant growth in revenue and operating income for the three and nine months ended September 30, 2004 over comparable periods in 2003 is the result of the start-up of each of our acquired prepaid businesses complemented by the conversion of mobile operators from prepaid top-up using scratch card solutions to electronic processing solutions such as those provided by e-pay.

Revenues

The Prepaid Processing Segment’s third quarter 2004 revenues increased 106% to $75.4 million from $36.5 million in third quarter 2003. The segment’s revenues for the nine months ended September 30, 2004 increased 137% to $203.9 million from $86.0 million in the nine months ended September 30, 2003. On a pro forma basis, these increases were 70% and 80% for the three and nine months ended September 30, 2004, respectively. This significant growth is the result of adding new point of sale devices throughout all markets together with the mobile operators shifting from scratch card distribution. The three and nine months ended September 30, 2004 actual year-over-year revenue improvements included $5.4 million and $9.3 million, respectively, from the November 2003 acquisition of transact, and $4.2 million and $10.9 million, respectively, from our U.S. prepaid operations, which were initiated in September 2003 with the acquisition of AIM, followed with the January 2004 acquisition of Precept, the May 2004 acquisition of EPS and the July 2004 acquisition of CPI. The nine months ended September 30, 2004 revenues included e-pay for all months rather than only eight months in the nine months ended September 30, 2003. The full quarter effects of large retailer agreements implemented in 2003, as well as the launch of prepaid business operations in New Zealand, Ireland, Poland and Spain subsequent to the first quarter 2003, have resulted in additional growth. We do not expect these growth rates to continue. In certain markets we have noticed the competitive effects of lower pricing and margins driven by certain mobile operators as well as certain retailers.

Total transactions processed by the Prepaid Processing Segment in the three and nine months ended September 30, 2004 were 59.8 million and 162.9 million, respectively, compared to 26.3 million and 61.1 million in the three and nine months ended September 30, 2003, respectively. The nine months ended September 30, 2003 included only eight months of transactions due to the February 2003 acquisition of e-pay as compared to a full nine months ended September 30, 2004. Moreover, the nine months ended September 30, 2004 included transactions from our acquired companies transact, AIM, Precept, EPS and CPI. Transaction growth in the U.K., Spain and Australia is expected to slow as a result of our current association with nearly all of the larger retail merchants and as the conversion to electronic top-up from scratch-card vouchers begins to slow. New markets in Germany, Poland and the U.S. are expected to experience higher transaction growth rates than the U.K. and Australia as the conversion to electronic top-up from scratch-card vouchers accelerates.

Revenue per transaction decreased to $1.26 for the third quarter 2004 compared to $1.39 for the third quarter of 2003, and gross margin performance per transaction of $0.26 remained constant with the same period last year. Additionally, revenue and gross margin per transaction declined to $1.25 and $0.26, respectively, for the nine months ended September 30, 2004, compared to $1.41 and $0.27 for the nine months ended September 30, 2003, respectively. The year-over-year revenue per transaction decrease was largely attributable to a decrease in the U.K. commissions from the mobile operators in mid 2003; this decrease in commission has minimal impact on margins because it was passed through to retailers. Gross margin as a percent of revenue increased slightly in both the three- and nine-month periods of 2004 over 2003. These increases were driven by the commission reduction from the mobile operators that were passed onto the retailers together with the addition to the segment of transact whose transaction-based revenues have minimal direct cost. Although margin as a percent of revenue increased, margin per transaction was consistent period over period.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the distribution fee we pay to retail merchants. These expenditures vary directly with processed transactions. Communication and paper expenses required to operate terminals and the cost of terminals sold are also included.

Direct operating expense generally grew at rates slightly lower than revenue growth. Direct operating expenses were $59.7 million for the third quarter 2004 and $161.6 for the nine months ended September 30, 2004, or 79% of revenue for both periods, compared to $29.6 million for the third quarter of 2003 and $69.6 million for the nine months ended September 30, 2003, or 81% of revenues for both periods. Higher transaction volumes and related commission expense directly attributable to increase in revenue were the primary reasons for the increase in the amounts of direct operating expenses. Direct operating expense per transaction decreased to $1.00 in the third quarter and to $0.99 in the nine months ended September 30, 2004 from $1.12 and $1.14 per transaction in the three and nine months ended September 30, 2003, respectively. This decrease was generally due to two items: (i) mobile operator rate decreases in the U.K., which were passed through to the retailers, and (ii) the addition of transact to the Prepaid Processing Segment in the nine months ended September 30, 2004. Moreover, in the third quarter 2004, the Prepaid Processing Segment had stronger than average sales of POS terminals from transact, which provided approximately $0.7 million in additional gross margin. The majority of the transactions currently processed by transact earn revenues based on a transactional fee structure with minimal or no related direct costs. We expect transact’s proportion of the total prepaid business to continue to expand. However, we have no ability to estimate whether the mobile operators will change their commission structures nor can we accurately predict whether we will continue to be able to pass any such reduced commissions, if any, through to the retailers.

Segment salaries and benefits remained flat at 5% of revenue for the three and nine months ended September 30, 2004 and 2003. In absolute amounts, salaries and benefits increased 101% and 152% for the three and nine months ended September 30, 2004, respectively, over 2003 to $3.9 million and $10.7 million, respectively. These increases were generally due to the inclusion of salaries for a full nine month period for e-pay in the nine months ended September 30, 2004 versus eight months in the nine months ended September 30, 2003 together with the acquisitions of transact, AIM, Precept, EPS and CPI. The expansion of prepaid in the Polish, U.S. and New Zealand markets also contributed to these increases in the 2004 periods.

Depreciation and amortization expense increased by $2.0 million to $4.5 million for the nine months ended September 30, 2004 compared to $2.5 million for nine months ended September 30, 2003. This increase was primarily driven by amortization of acquired intangibles, which increased to $2.7 million for the nine months ended September 30, 2004 compared to $1.1 million for the nine months ended September 30, 2003 due to the inclusion of a full nine months of amortization in 2004 for e-pay compared to eight months in 2003 and due to the inclusion in 2004 of amortization of the intangible assets for the transact, AIM, Precept, EPS and CPI acquisitions.

Operating Income

The Prepaid Processing Segment’s operating income increased to $7.7 million, or 10% of revenues, for the third quarter 2004 from $3.0 million, or 8% of revenues, for the third quarter 2003 and, on a pro forma basis, from $4.3 million, or 7% of revenues, in the third quarter of 2003. Additionally, the Prepaid Processing Segment’s operating income increased to $20.4 million, or 10% of revenues, for the nine months ended September 30, 2004 from $7.2 million, or 8% of revenues, for the nine months ended September 30, 2003 and, on a pro-forma basis, from $9.7 million, or 6% of revenues, in the nine months ended September 30, 2003. This annualized rate of increase in operating revenues is not expected to continue. The increasing trend in operating income as a percentage of revenue is due to the comparatively low capital expenditures, depreciation and selling, general and administrative expenditures growth when measured against revenue growth. Operating income per transaction remained relatively constant between $0.11 to $0.13 for both the three and nine months ended September 30, 2004 and 2003.

SOFTWARE SOLUTIONS SEGMENT

The following table presents the results of operations for the three and the nine months ended September 30, 2004 and 2003 for our Software Solutions Segment:

Software Solutions

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total revenues	$3,635	$3,659	$10,217	$11,403

Operating expense:
Direct operating cost	158	207	438	715
Salaries and benefits	2,081	2,152	6,397	6,868
Selling, general and administrative	514	640	1,489	2,005
Depreciation and amortization	256	296	712	837

Total operating expenses	3,009	3,295	9,036	10,425

Operating income	$626	$364	$1,181	$978

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

Software revenues in the third quarter of 2004 were flat as compared to the third quarter of 2003 and decreased by $1.2 million for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003. Fewer billable hours in professional services as well as fewer license contracts and maintenance contract fees accounted for the decrease in the nine-month period ended September 30, 2004. Operating expenses also decreased by $0.3 million in the third quarter of 2004 compared to third quarter of 2003 and by $1.4 million for the nine-month period ended September 30, 2004 compared to the same nine-month period of 2003. Operating income increased due to the fact that the operating expense decrease was greater than decrease in revenue.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts that we have executed and for which we expect recognition of the related revenue within one year. At September 30, 2004, the revenue backlog was $5.0 million as compared to $5.5 million at September 30, 2003. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES SEGMENT

The following table presents the results of operations for the third quarter and the nine-month period ended September 30, 2004 and 2003 for our Corporate Services Segment:

Corporate Services

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Salaries and benefits	$1,214	$696	$3,346	$1,951
Selling, general and administrative	1,247	1,211	3,543	2,834
Depreciation and amortization	50	20	105	63

Total operating expenses	$2,511	$1,927	$6,994	$4,848

Operating Expenses

Operating expenses for the Corporate Services Segment increased by $0.6 million to $2.5 million for the third quarter 2004 from $1.9 million for the third quarter 2003, and they increased by $2.1 million to $7.0 million for the nine months ended September 30, 2004 from $4.8 for the same period of 2003, primarily due to increases in professional fees, insurance and salary expense resulting from overall company growth, annual compensation increases and incentive compensation. Professional fee increases include accruals for control documentation and testing required by Sarbanes-Oxley regulations.

NON-OPERATING RESULTS

Interest Income

Interest income increased to $0.9 million for the third quarter 2004 and to $2.1 million for the nine months ended September 30, 2004, compared to $0.3 million for the third quarter 2003 and $0.9 million for the nine months ended September 30, 2003. These increases were due to small increases in the interest rates earned in 2004 over 2003 and to a significant increase in the average balance on temporary cash deposits held in trust in the growing Prepaid Processing Segment.

Interest Expense

Interest expense remained constant at $1.8 million for the third quarter 2004 compared to the third quarter 2003 and decreased to $5.3 million for the nine months ended September 30, 2004 from $5.4 for the nine months ended September 30, 2003. The slight change in the interest expense is due to foreign exchange fluctuations and partial repayment of 12 3/8% Senior Discount Notes, offset by capitalized leases and borrowings on our line of credit at lower interest rates.

Gain on Sale of Subsidiary

The gain on the sale of subsidiary of $18.0 million for the first quarter 2003 relates to the sale of our U.K. subsidiary in January 2003. This sale is more fully described in Note 5 to the unaudited consolidated financial statements.

Foreign Exchange Gain (Loss)

We had net foreign exchange gains of $0.4 million and $0.9 million for the three and the nine months ended September 30, 2004, respectively, compared to net foreign exchange losses of $0.2 million and $5.2 million for the three and the nine months ended September 30, 2003, respectively. These improvements are primarily due to the strengthening of the U.S. dollar, particularly relative to the euro and British pound sterling (GBP) during 2004 compared to the same periods in 2003 when we experienced a significant weakening of the U.S. dollar against those currencies. Exchange gains and losses that result from re-measurement of some of our assets and liabilities are recorded in determining net gain or loss. A portion of our assets and liabilities are denominated in euros, GBP and other currencies, including certain capital lease obligations, Senior Discount Notes, acquisition debt and cash and cash equivalents. It is our policy to attempt to reasonably match local currency receivables and payables. Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements.

Income Tax Expense

Tax expense on income from continuing operations was $3.7 million for the three months and $8.1 million for the nine months ended September 30, 2004, respectively, compared to $0.7 for the three months and $2.3 for the nine months ended September 30, 2003, respectively. The increase in tax expense is due to the growing profitability of individual companies in the Prepaid Processing and EFT Processing Segments, particularly in Western Europe and Australia, together with the inclusion of e-pay for nine months in the nine months ended September 30, 2004 compared to eight months in the nine months ended September 30, 2003 and the inclusion of transact in the nine months ended September 30, 2004.

The effective tax rate for the third quarter 2004 was approximately 38% and for the nine months ended September 30, 2004 was approximately 37% compared to 34% for the third quarter 2003 and 14% for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2003 included a non-taxable gain on the sale of the U.K. ATM network in the first quarter of 2003 and, accordingly, resulted in a low effective tax rate. If this gain were not included in the prior year, the effective tax rate for the nine months ended September 30, 2003 would have been significantly higher—higher than the effective tax rate for the nine months ended September 30, 2004. Accordingly, excluding the gain in 2003 from the effective tax rate calculation, the effective tax rate for the nine months ended September 30, 2004 would have decreased significantly over the prior period. This improvement was largely the result of improving operating profits in countries with low tax rates or countries where net operating losses have not been fully utilized.

Net Income

In summary, net income was $6.0 million for the third quarter 2004 and $13.6 million for the nine months ended September 30, 2004 compared to a net income of $1.4 million for the third quarter 2003 and net income of $14.0 million for the nine months ended September 30, 2003. The nine months ended September 30, 2004 decrease of $0.4 million was primarily due to:

•	the one-time gain on the sale of Euronet’s U.K. ATM subsidiary of $18.0 million in the first quarter of 2003;

•	an increase in income tax expense in the nine months ended September 30, 2004 of $5.7 million; and

•	an increase in corporate salary, general and administrative expenses in the nine months ended September 30, 2004 of $2.1 million, offset by increases in the nine months ended September 30, 2004 of:

•	operating income from the Prepaid Processing Segment of $13.2 million;

•	operating income of the EFT Processing Segment of $5.0 million;

•	operating income of the Software Segment of $0.2 million;

•	interest income of $1.1 million; and

•	net foreign exchange gain over loss of $6.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2004, the Company had unrestricted cash and cash equivalents of $36.9 million, an increase of $17.7 million from $19.2 million as of December 31, 2003. Cash flow from operations contributed approximately $34.6 million in the nine months ended September 30, 2004, including approximately $4.2 million that was freed up due to the release of restricted cash held as collateral on standby letters of credit. The release of restricted cash occurred in connection with execution of a $10 million unsecured revolving line of credit entered into in February 2004, see “Debt and Capital Resources” for more information. Previously stand-by letters of credit were secured by cash deposits and, as of September 30, 2004, were secured by the bank line of credit. New debt issuances contributed $5.1 million in cash during the nine months ended September 30, 2004. Additionally, employee stock option exercises, employee stock purchases and warrant exercises resulted in $5.5 million in cash. Debt repayments reduced unrestricted cash by approximately $15.8 million during the first nine months of 2004. Capital expenditures consumed approximately $6.0 million of cash during the nine months ended September 30, 2004. Net tax payments were approximately $3.0 million for the nine months ended September 30, 2004. The balance of the net uses of cash during the nine months ended September 30, 2004 came from net changes in non-current assets, largely related to acquisitions.

We had restricted cash of $57.6 million as of September 30, 2004, including $56.9 million of cash held in trust and/or cash held on behalf of others in connection with the collection and disbursement activities in the Prepaid Processing Segment. Restricted cash decreased by approximately $0.6 million during the nine months ended September 30, 2004. The net increase resulted from a release of $4.2 million in cash collateral that supported the letters of credit described above; the reduction was more than offset by higher balances driven by increased processing of prepaid transactions.

We reduced the amount of our 12 3/8% Senior Discount Notes outstanding by $15.0 million to $28.5 million at September 30, 2004, from $43.5 million at December 31, 2003, resulting from $14.2 million in cash repurchases together with a $0.8 million benefit in foreign exchange rates due to the strengthening of the dollar against the euro during the nine months ended September 30, 2004. Subsequent to September 30, 2004, we repurchased an additional $17.0 million of our 12 3/8% Senior Discount Notes, reducing the September 30, 2004 balance of $28.5 million to $11.5 million (excluding the effects of any foreign exchange fluctuations since that date). Additionally, the company called the remaining outstanding $11.5 million, which will be fully redeemed in December 2004. As of September 30, 2004 we had sufficient cash to fully repurchase these bonds.

Debt and Capital Resources

In February 2004, we entered into a two-year unsecured revolving credit agreement providing a facility of up to $10 million with a U.S.-based financial institution. The proceeds from the facility can be used for working capital needs, acquisitions and other corporate purposes. Interest accrues on borrowings outstanding at a prime-based floating rate or LIBOR-based rates for 90-day periods. Certain financial performance covenants must be maintained under the agreement, and the $10 million is subject to certain advance rate restrictions. As of September 30, 2004, we were in compliance with these covenants, and the maximum amount allowable to borrow under the advance rate limitation is approximately $9.0 million. As of September 30, 2004, we borrowed $5.0 million under this bank agreement and utilized $2.9 million to secure stand by letters of credit.

In October 2004, we renegotiated and expanded the $10 million revolving credit agreement to a two-year $40 million commitment. The expanded $40 million revolving credit agreement, consisting of two credit agreements, will allow us to borrow up to $10 million through a U.S. subsidiary agreement and up to $30 million through a European subsidiary agreement. Each agreement has customary financial performance covenants and is secured with the securities of certain of our subsidiaries. Borrowings under our U.S. subsidiary agreement bear interest (at our option) at either the U.S. Prime rate or a 30- to 90-day fixed rate equal to the LIBOR Rate plus a margin based on our consolidated funded debt to EBITDA ratio. Borrowings under our European subsidiary agreement bear interest (at our option) at either a 30- to 90-day rate equal to the EURIBOR rate or the LIBOR rate plus a margin on our consolidated funded debt to EBITDA ratio plus certain ancillary costs. At the end of October 2004, the average of the annualized rates under these agreements was approximately 6%. As of November 8, 2004, we had borrowed $25 million against these agreements (including amounts borrowed under the prior $10 million agreement) and utilized $2.9 million to secure stand by letters of credit, leaving approximately $12 million available to borrow. At the current draw level, and the current interest rates, we will be required to make approximately $0.4 million in quarterly interest payments related to our revolving credit agreements.

Our Czech Republic office entered into an overdraft facility with a bank for approximately $2.0 million to support additional ATM network cash needs. As of September 30, 2004, the balance outstanding is approximately $2.0 million.

In the EFT Processing Segment, we lease many of our ATMs and certain computer equipment under capital lease arrangements that expire between 2003 and 2008. The leases bear interest between 2.4% and 12% per year. As of September 30, 2004, we owed $18.0 million under these capital lease arrangements. We expect that our capital requirements will continue in the future, although our strategy to focus on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements.

There can be no assurance that we will be able to meet the debt obligations upon maturity as disclosed above or to obtain favorable terms for refinancing of any of our debt as it matures.

Employee Stock Plans

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

Under the provisions of the 2001 ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the three quarterly periods ended September 30, 2004, we issued a total of 33,088 shares at prices of $15.79, $16.11 and $15.90 per share, resulting in proceeds to us of approximately $0.5 million.

In January 2004, we made matching contributions of 11,482 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2003. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of September 30, 2004, total employer matching contributions since inception of the plan has consisted of 81,693 shares.

Acquisitions and Related Capital Requirements

In February 2003, we acquired e-pay and incurred indebtedness comprised of three separate elements totaling approximately $27 million. In January 2004, we acquired Precept and incurred indebtedness of $4.0 million. The terms of this new indebtedness are more fully described in Note 4 to the unaudited consolidated financial statements. All but $12.4 million of the e-pay indebtedness was repaid or converted to shares of our Common Stock prior to December 21, 2003. We repaid $1.6 million of the Precept acquisition indebtedness during the nine months ended September 30, 2004. In November, we extended the maturity date on $11.2 million of the $12.4 million e-pay notes from February 2005 to August 2005 with the right to further extend the maturity to February 2006. The $1.2 not extended with be paid upon maturity in February 2005 from operating cash flows. Moreover, the interest rate on the e-pay acquisition debt was increased on the extended notes effective February 2005 from 8% per annum to 10% per annum, payable quarterly. The remaining element of the e-pay acquisition debt of $12.4 million and $2.4 million in Precept acquisition debt is due within twelve months and, accordingly, is classified as current in our balance sheet as of September 30, 2004. With respect to the $2.4 million Precept acquisition debt, we have the option to settle $2.0 million of the obligation with cash or our Common Stock valued at a 10% discount to the average market price 20 trading days prior to the maturity date of February 25, 2005. At the current level of this acquisition debt, we will be required to make quarterly interest payments of approximately $0.4 million. We intend to repay this indebtedness from cash flows from operations or up to $2.0 million in our Common Stock. In the event we are not able to repay the debt through cash flows, we will attempt to refinance this debt.

In September 2004, the AIM purchase agreement was modified to pay the remaining consideration through the issuance of 283,976 shares of Euronet Common Stock, 168,068 will be held in escrow; 110,114 shares will be released on September 30, 2005 and are not subject to any performance criteria, and 57,954 will be released on December 31, 2006, subject to certain performance criteria. The value of the shares above is reflected as an adjustment to the purchase price as of September 30, 2004.

Additionally, we may be required to issue additional shares of our Common Stock and make additional cash payments under contingent “earn-out” payments in connection with our acquisitions of the shares of transact and CPI and the assets of EPS. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. We estimate the earn-out payment in the transact acquisition to be approximately $20 million to $30 million (50% payable in cash and 50% in our Common Stock; this payment is due and payable on January 14, 2005), and in the other acquisitions to be approximately $2.0 million, largely payable in our Common Stock.

Capital expenditures requirements

In the Prepaid Processing Segment, we own approximately 32,000 of the 168,000 POS devices that we operate. The remaining 136,000 represent integrated cash register devices of our major retail customers. As the prepaid processing business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

Capital expenditures for 2004 are estimated to be approximately $20 million. These capital expenditures are largely driven by the second quarter 2004 purchase of 728 ATMs from a bank for approximately $8.5 million under a multi-year ATM outsourcing agreement and an expected $4.0 million to $6.0 million related the EMV/chip-card upgrades to enable certain “micro-

chip” card technology for “Smart Cards.” With respect to the purchase of the 728 ATMs, our agreement with the bank provides for a simultaneous ATM sale/leaseback transaction with a leasing entity affiliated with the bank. The cost of the lease will be charged back to the bank customer. Our agreement further provides that in the event we or the bank terminate the ATM outsourcing agreement for any reason, the obligations under the lease agreement will automatically terminate and the ATMs revert back to the affiliated entity with no remaining obligation to us. With respect to the remaining capital expenditures, we anticipate that we will fund their purchases under lease terms acceptable to us or with cash. Capital expenditures, including capitalized leases, for the nine months ended September 30, 2004 were approximately $18.6 million; cash funded capital expenditures was $6.0 million.

Given current and projected cash flow levels, together with cash on-hand and amounts available under our recently signed revolving credit agreements, we anticipate that our cash will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance these obligations. However, there can be no assurance that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

Subsequent Events

Subsequent to September 30, 2004, Euronet acquired the assets of the Movilcarga Division (Movilcarga) of Grupo Meflur Corporacion (Meflur), a Spanish telecommunications distribution company. Euronet acquired 80% of the shares of an acquisition entity that purchased the Movilcarga assets for €18.0 million (approximately $22.9 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash to be paid in March 2005, subject to certain revenue targets and adjustments. Additional payments may be due in December 2006 and 2007, subject to the fulfillment of certain financial conditions. Based on financial estimates provided by Meflur, we estimate the additional payments to be approximately $7 million to $10 million.

Subsequent to September 30, 2004 we extended the maturity date by six months on $11.2 million of the epay acquisition notes. See discussion of this event under the subcategory “Acquisitions and Related Capital Requirements” included in this same section above.

Subsequent to September 30, 2004, we restructured and expanded our revolving credit agreement. See discussion of this event under the subcategory “Debt and Capital Resources” included in this same section above.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of September 30, 2004 (unaudited, in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$51,479	$19,676	$31,803	$—	$—
Capital leases	22,497	5,408	8,168	5,699	3,222
Operating leases	16,700	3,641	7,220	4,586	1,253
Lines of credit	7,041	7,041	—	—	—
Operating and asset based indebtedness	2,321	2,321	—	—	—
Purchase obligations	$16,897	$5,363	$5,505	$4,233	$1,796

Total	$116,935	$43,450	$52,696	$14,518	$6,271

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.

Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly owned subsidiaries. These obligations include financial obligations of subsidiaries under leases or other agreements (such as cash supply agreements), as well as guarantees of performance of executory commercial agreements entered into between our subsidiaries and our customers. As of September 30, 2004, we had granted guarantees in the following amounts:

•	Cash in various ATM networks — $11.4 million over the five- to six-year terms of the cash supply agreements; and

•	Various vendor supply agreements — $2.3 million over the term of the vendor agreements.

•	Commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, approximating 30 million Australian dollars (approximately $21.5 million) as of September 30, 2004.

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

From time to time, we enter into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	We have entered into purchase and service agreements with our vendors and consulting agreements with providers of consulting services to us, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with our disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by us, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to us or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

•	Pursuant to our corporate charter, we are obligated to indemnify the officers and directors of our company to the maximum extent authorized by Delaware law. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At September 30, 2004, we had not accrued any liability on the aforementioned guarantees or indemnifications.

As of September 30, 2004, we have letters of credit of $2.8 million outstanding on the Company’s behalf.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

Cash and cash equivalents increased $17.6 million to $36.9 million at September 30, 2004 compared to $19.2 million at December 31, 2003 primarily due to the following activity:

Sources of cash:

•	cash flow from operations of $34.6 million net of working capital changes

•	proceeds from borrowings of $5.1 million; and

•	proceeds from exercise of stock options, warrants and employee stock purchases of $5.5 million.

Uses of cash:

•	acquisitions for $3.7 million, net of cash acquired;

•	the cash purchase of $6.0 million of fixed assets;

•	the cash purchase of $2.0 million of other long-term assets;

•	debt repayments of $15.8 million.

See the Unaudited Consolidated Statements of Cash Flows for further description of these items.

Restricted Cash

Restricted cash decreased $0.6 million to $57.7 million at September 30, 2004 from $58.3 million at December 31, 2003 due to the release of $4.2 million held as cash collateral on letters of credit, offset by higher balances resulting from increased prepaid transaction sales. At September 30, 2004, our Prepaid Processing Segment companies held approximately $56.9 million on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remainder is held as security with respect to cash provided by mobile operators related to top-up transactions within our EFT Processing Segment and other deposits held by vendors.

Trade Accounts Receivable

Trade accounts receivable increased $7.7 million to $83.4 million at September 30, 2004 from $75.7 million at December 31, 2003 primarily due to revenue growth in our Prepaid Processing Segment, as well as the acquisitions of Precept, EPS and CPI in our Prepaid Processing Segment. Approximately $71.6 million of the balance at September 30, 2004 represents the trade accounts receivable of our Prepaid Processing Segment, which relates to trust or similar cash arrangements to be collected on behalf of mobile operators.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets increased by $15.6 million to $27.1 million as of September 30, 2004 from $11.5 million at December 31, 2003 primarily due to an increase in PIN (prepaid wireless minutes using a personal identification number) inventory in the Prepaid Processing Segment.

Property, Plant and Equipment

Net property, plant and equipment increased by $13.7 million to $34.4 million as of September 30, 2004 from $20.7 million at December 31, 2003. This increase includes approximately $18.6 million in fixed asset purchases, including approximately $8.6 million for ATMs related to a new outsourcing contract in Poland, $3.1 million for German ATM upgrades, $1.0 million for other ATM purchases, $2.4 million for POS terminals, $2.5 million for computer hardware and software, and $1.0 million for leasehold improvements and office equipment. These additions plus $1.0 million for the net book value of assets acquired from Precept, EPS and CPI are substantially offset by $7.6 million in depreciation and amortization. The remaining changes are primarily due to foreign exchange rate movements.

Goodwill and Intangible Assets

Total intangible assets (goodwill of $116.2 million and net amortizable intangible assets of $25.3 million) increased by $30.2 million to $141.5 million at September 30, 2004 from $111.3 million at December 31, 2003 primarily due to the acquisition of Precept in January 2004, EPS in May 2004 and CPI in July 2004 and the earn-out payment of $4.9 million for the purchase of AIM. Of the total purchase price for these entities, $5.2 million has been preliminarily allocated to amortizable intangible assets acquired and $22.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. The $32.9 million increase was offset by $2.7 million in amortization expense on all amortizable intangible assets. The remaining difference of $0.8 million is due to foreign exchange rate fluctuations and minor purchase price allocation refinements during the nine months ended September 30, 2004. A summary of activity for the nine months ended September 30, 2004 and balances by subsidiary as of September 30, 2004 is presented below.

	Goodwill and Intangible Assets activity for the nine months ended September 30, 2004 (unaudited, in thousands)
Category	Balance at December 31, 2003	Additions (Primarily Precept, EPS and CPI Acquisitions)	Reductions (Amortization expense)	Balance at September 30, 2004
Goodwill	$88,512	$27,710	$—	$116,222
Amortizable intangibles	24,476	5,186	—	29,662
Accumulated amortization	(1,704)	—	(2,681)	(4,385)

Total	$111,284	$32,896	$(2,681)	$141,499

	Balance as of September 30, 2004
Acquisition	Total intangibles, net	Goodwill	Amortizable intangibles	Accumulated amortization
Germany ATM	$2,158	$2,158	$—	$—
e-pay	75,399	61,272	17,328	(3,201)
transact	30,348	24,484	6,556	(692)
AIM	6,803	6,289	598	(84)
Precept	18,368	15,216	3,485	(333)
EPS	1,615	1,143	500	(28)
CPI	6,808	5,660	1,195	(47)

Total	$141,499	$116,222	$29,662	$(4,385)

Deferred Tax Assets

Current and deferred tax assets decreased to $2.2 million at September 30, 2004 from $2.8 million at December 31, 2003 as a result of utilization of net operating losses and the reduction stemming from a review by the Hungarian tax authorities of other net operating losses.

Other Assets

Other assets increased by $3.0 million to $6.6 million at September 30, 2004 from $3.6 million at December 31, 2003 primarily due to the purchase of 10% of the shares of ATX Software Ltd. for $2.8 million.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased by $28.5 million to $165.0 million at September 30, 2004 from $136.5 million at December 31, 2003. Approximately $10.8 million of this increase is due to the acquisition of accounts payable and accrued expenses of Precept, EPS and CPI at the date of acquisition. The remaining $17.7 million is due to increases in payables to mobile operators in connection with the timing of the settlement process for growing Prepaid Processing Segment.

Taxes Payable

Income taxes payable increased $3.9 million to $7.2 million at September 30, 2004 from $3.3 million at December 31, 2003 primarily due to $7.7 million in incremental current tax expense related to our growing and profitable Australian and western European operations, offset by $3.8 million in payments.

Capital Leases and Notes Payable

As of September 30, 2004, our acquisition indebtedness for Precept was classified as a current obligation because the total current debt obligations, including leases, as of September 30, 2004 were $25.6 million.

A summary of the activity in our debt obligations for the quarter ended September 30, 2004 is presented below:

	Debt Obligations Balances and activity for the nine months ended September 30, 2004 (unaudited, in thousands)
	12 3/8% Senior Discount Notes	Acquisition Indebtedness		Operating and asset based indebtedness	Lines of credit	Capital leases	Total
		e-pay notes due Feb. 2005	Precept notes due Jan. 2005
Balance at January 1, 2004	$43,521	$12,271	$—	$2,005	$1,974	$5,191	$64,962
Add: Additional debt	—	—	4,000	564	5,317	16,321	26,202
Less: Payments	(14,187)	—	(1,603)	(248)	(250)	(4,406)	(20,694)
Adjust: Foreign exchange loss (gain)	(800)	146	—	—	—	870	216

Balance at September 30, 2004	$28,534	$12,417	$2,397	$2,321	$7,041	$17,976	$70,686

As more fully described in Note 13—Subsequent Events, after September 30, 2004, we expanded and restructured the $10.0 million revolving credit agreement to $40.0 million, repurchased an additional $17.0 million of the 12 3/8% Senior Discount Notes, called the remaining $11.5 million of $12 3/8% Senior Discount Notes and extended the maturity date on $11.2 million of the e-pay acquisition notes to August 2005 with the right to further extend the maturity to February 2006.

Deferred Income Taxes

Current deferred tax liabilities increased marginally to $1.6 million at September 30, 2004 from $1.4 million at December 31, 2003, and long-term deferred tax liabilities increased by $0.4 million to $8.3 million at September 30, 2004 from $7.8 million at December 31, 2003. In combination, the $0.6 million increase is primarily due to approximately $1.6 million of additions to deferred tax liabilities in connection with the amortizable intangible assets acquired with Precept and CPI reduced by the amortization of all acquisition related deferred taxes of approximately $0.8 million.

Total Stockholders’ Equity

Total stockholders’ equity increased to $128.6 million at September 30, 2004 from $81.9 million at December 31, 2003. This $46.7 million increase is primarily the result of:

•	$13.6 million in net income for the nine months ended September 30, 2004;

•	$25.4 million in Common Stock issued in connections with the acquisitions of Precept, AIM, EPS, CPI and a 10% ownership interest in ATX

•	$5.5 million in proceeds from the exercise of options, warrants and employee stock purchases; and

•	$1.1 million in restricted share agreements.

Operating Cash Flows

Net cash provided by operations increased by $9.7 million to $20.6 million for the nine-month period ended September 30, 2004, excluding $14.0 million in additions in restricted cash. The 2004 increase was primarily due to additional operating cash flows from the Prepaid Processing and EFT Processing Segments. e-pay operations were included for a full nine months in 2004 versus eight months in 2003 and AIM, transact, and Precept were included for the full nine months in 2004 and not included in the nine months ended September 30, 2003 prior to their acquisition. Approximately $2.0 million of the decrease was due to a decrease in cash provided by operating assets and liability changes in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We expect continued increases in cash flow from operations as our business grows; while we believe the business will continue to grow, we cannot predict the level or sustainability of the growth.

Investing Activity Cash Flow

Cash used in investing activities was increased by $6.5 million to approximately $11.6 million in the nine months ended September 30, 2004 compared to $5.1 million in the nine months ended September 30, 2003. The nine months ended September 30, 2004 required approximately $3.7 million in cash to fund acquisitions and approximately $6.0 million to fund fixed asset purchases, $0.8 million long-term deposit in India for ATM sites. In the nine months ended September 30, 2003, the acquisition of e-pay required approximately $28.7 million in cash, offset by the sale of the U.K. ATM network providing $24.4 million in net cash proceeds.

Financing Activity Cash Flows

Cash used in financing activities increased by $0.7 million to $5.5 million for the nine months ended September 30, 2004 compared to $4.8 million for the nine months ended September 30, 2003. The 2004 uses were primarily $15.8 million in debt obligation repayments, including a $14.2 million for the repurchase of our 12 3/8% Senior Discount Notes, offset by approximately $5.5 million in proceeds from employee stock purchases and stock option and warrant exercises and $5.1 million in proceeds from the issuance of additional debt. In the nine months ended September 30, 2003, debt obligation repayments were substantially less at $4.8 million. We expect to continue to reduce our debt as cash flow permits.

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

Although we have reported net income in recent periods, we have incurred net losses for the majority of our operating history. We give no assurance that we will continue to report net income in future periods, and we may generate net losses while we concentrate on expansion of our business.

For the quarter ended September 30, 2004, we had net income of approximately $6.0 million. For the nine months ended September 30, 2004, we had net income of approximately $13.6 million. For the years ended December 31, 2001 and 2003, we had net income of approximately $0.7 million and $11.8 million, respectively. However, for the years ended December 31, 2000 and 2002, we had net losses of approximately $49.6 million and $6.5 million, respectively. Excluding the $18.0 million gain in 2003, this results in an aggregate net loss of approximately $53.9 million for the period January 1, 2000 through September 30, 2004. We may experience operating losses again while we continue to concentrate on expansion of our business and increasing our market share. If we cannot sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service or working capital requirements.

We have substantial indebtedness, and we will need a substantial increase in cash flows to continue to be able to meet our debt service obligations.

We have substantial indebtedness. As of September 30, 2004 our total liabilities were approximately $261 million and our total assets were $389 million. For the years ended December 31, 2003 and 2002, our total liabilities were approximately $221.9 million and $60.4 million, respectively, and our total assets were approximately $303.8 million and $66.7 million, respectively. We incurred $28.5 million of this indebtedness in part as a result of our issuance of certain 12 3/8% Senior Discount Notes that fall due on July 1, 2006. Interest payments under these notes became due beginning on January 1, 2003. Acquisition indebtedness of $14.8 million remains payable with regard to the acquisitions. Moreover, between $20 million and $30 million remains payable in connection with the purchase of transact and will be payable on January 14, 2005, half in cash and half in Euronet Common Stock. Finally, in connection with the acquisitions of EPS and CPI, there are certain obligations, currently estimated to be approximately $3 million that may be required to be made if certain financial and other performance targets are met; at our option, these obligations can be settled with Euronet Common Stock. At this time, there is no assurance that these targets will be met and we offer no assurance that these amounts, if due, can be paid on a timely basis through cash flow from operations or through refinancing.

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

We currently offer prepaid mobile phone top-up services in the U.K., Australia, New Zealand, Ireland, Poland, Spain, the U.S. and Germany. We plan to expand our top-up business in these and other markets by taking advantage of our existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

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

Our strategy and its implementation depend in large part on the founders of our company, in particular Michael Brown and Daniel Henry, and their continued involvement in Euronet in the future. In addition, the success of the expansion of e-pay’s and transact’s businesses depends in large part upon the retention of e-pay’s and transact’s founders. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in Central Europe and the other markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.

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

Developments in electronic financial transactions, such as the increased use of debit cards by customers and pass-through of ATM transaction fees by banks to customers or developments in the mobile phone industry could materially reduce ATM transaction levels and our revenues.

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

We generally have little control over the ATM transaction fees established in the markets where we operate; therefore, cannot control any potential reductions in these fees.

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

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding our German ATMs, we operate all of our ATMs through our processing centers in Budapest, Hungary and Mumbai, India, and any operational problem in these centers may have a significant adverse impact on the operation of our network generally. In addition, we operate all of our top-up services through our processing centers in the U.K., Germany, Spain and the U.S., and any operational problem there could have a significant adverse impact on the operation of our top-up network.

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

We are required under German law and the rules of financial transaction switching networks in all of our markets to have “sponsors” to operate ATMs and switch ATM transactions. Our failure to secure “sponsor” arrangement, or replace existing sponsor agreements with new agreements having similar terms and conditions, in any market could prevent us from doing business in that market or could adversely impact our future economic performance in that market.

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

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been in existence for longer than most of our competitors and have significant market share in those markets. We have approximately 40% of the POS recharge market in this U.K., 60% in Germany and 47% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor point of sale solutions to individual merchant requirements where appropriate. The GPRS (wireless) technology, designed by our transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

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

We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Spain, Greece, Croatia, India, Egypt and Indonesia and have operations in other countries in Central Europe, the Middle East and Asia. We sell software in many other markets in the developing world. These countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

Our directors and officers, together with the entities with which they are associated, owned about 17.0% of our Common Stock as of September 30, 2004, giving them significant control over decisions related to our company.

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

If a substantial amount of our Common Stock were sold in the public market, or even targeted for sale, this could have a material adverse affect on the market price of our Common Stock and our ability to sell Common Stock in the future. As of September 30,

2004, we had approximately 32 million shares of Common Stock outstanding of which approximately 10.7 million shares (including the shares we issued in the transact acquisition, the Fletcher financing, the Precept and the CPI acquisitions), or about 34%, are not currently traded on the public market. About 4.6 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the SEC. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these shares have the potential to be publicly traded, perhaps in large blocks. Moreover, some of these shareholders can require us to register transactions to sell their shares, which would permit them to sell shares without regard to the Rule 144 limitations.

An additional 7.6 million shares of Common Stock could be added to the total outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares of our Common Stock to the selling stockholders. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of Common Stock could be traded in the future and result in a material decrease in the market price of our Common Stock.

As of January 5, 2004, we had an aggregate of 5.7 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 2.7 million options are currently vested, which means they can be exercised at any time. We have 254,010 warrants outstanding in connection with our issuance of 12 3/8% Senior Discount Notes. Additionally, we may be required to issue additional shares of our Common Stock to the shareholders of transact, AIM and EPS under contingent “earn-out” payments in connection with our acquisitions of the shares of transact, assets of AIM and shares of EPS. The number of shares issued under the earn outs will depend upon the performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn out payments. We have estimated the earn-out payment in the transact acquisition to be approximately $20 million to $30 million (50% payable in cash and 50% in our Common Stock). Therefore, approximately 7.6 million shares could potentially be added to the total current outstanding Common Stock through the exercise of options and warrants or the issuance of additional shares to the selling stockholders, and thereby dilute the ownership percentage of current owners.

Of the 5.7 million total options outstanding, an aggregate of 1.9 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options, the warrants and the shares issuable to the selling stockholders described above, the Common Stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

In the three months ended September 30, 2004, 83% of our revenues were generated in Poland, Hungary, Australia, the U.K. and Germany as compared to 78% in the same period of 2003. In Hungary and Poland, the majority of revenues received are denominated in the Hungarian forint and Polish zloty, respectively. However, many of our foreign currency denominated contracts in both countries are linked to either inflation or the retail price index. In the U.K., Australia and Germany, substantially all of the revenues received are denominated in the British pound, Australian dollar and the euro, respectively.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound against the U.S. dollar would have the combined effect of a $5.2 million increase in the reported net income and that a 10% appreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty and the British pound against the U.S. dollar would have the combined effect of a $5.2 million decrease in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pounds, and euro and then applying a 10% currency devaluation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

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

Debt, Interest Payments and Interest Rate Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. Currently, we do not hold any derivative instruments.

As of September 30, 2004, we had borrowed $5.0 million under a two-year unsecured revolving credit agreement permitting borrowings of up to $10 million. We had also utilized $2.8 million of the available credit under this facility to secure stand by letters of credit. These borrowings accrued interest (at our option) at a prime-based floating rate or fixed LIBOR-based rates for up to 90-day periods. This variable interest rate debt facility is subject to interest rate risk. We use this facility to meet working capital needs, make acquisitions and finance other corporate purposes. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Subsequent to the end of our third quarter 2004, we have renegotiated and expanded the $10 million credit facility for a two year credit facility permitting borrowings by a U.S. subsidiary group of up to $10 million and by a European subsidiary group of up to $30 million. As of November 8, 2004, we had borrowed approximately $25.0 million under the new facility (including amounts outstanding under the old facility). Our U.S.-based borrowings accrue interest (at our option) at either the U.S. Prime rate or a 30-to 90-day fixed rate equal to the LIBOR Rate plus a margin based on our consolidated funded debt to EBITDA ratio. Our European-based borrowings bear interest (at our option) at either a 30-to 90-day fixed rate equal to the EURIBOR rate or the LIBOR rate plus a margin based on our consolidated funded debt to EBITDA ratio plus the U.K. ancillary costs. Based on amounts outstanding under these facilities, the Company does not consider its exposure to interest rate risk to be material and estimate that a 1% change in interest rates would have less than a $0.3 million effect on annual net income. For more information regarding this credit facility, See Part I, Item 2 of this quarter report “Management’s Discussion and Analysis—Liquidity and Capital Resources—Debt and Capital Resources.”

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

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In July and August 2004, we issued a total of 281,916 shares of our Common Stock valued at $6.4 million and paid cash of $0.7 million to the shareholders of CPI in consideration of the purchase of all of the share capital of CPI, a company based in Texas. Based on representations from each former shareholder of CPI that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. This transaction is described more fully in Note 4 to the unaudited consolidated financial statements.

We entered into an amended agreement (the Amendment) with effect as of September 30, 2004 by which we agreed to issue a total of 283,976 shares of our Common Stock to the shareholders of AIM, a company from which we purchased certain prepaid mobile phone top-up assets in September 2003. The Amendment modified the provisions of an Asset Purchase Agreement relating to the purchase of the AIM assets. No common stock has yet been issued under the Amendment. However, based upon representations from each shareholder, the issuance of the Common Stock will be exempt from registration under Section 4.2 of the Act.

ITEM 6. EXHIBITS

a) Exhibits

The exhibits filed herein or incorporated by reference are listed on the Exhibit Index below. Exhibits 10.1 to 10.10 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2004

By:	/s/ MICHAEL J. BROWN
Michael J. Brown Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller Chief Financial Officer

Exhibit	Description
2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay Limited between the Registrant and the Shareholders of e-pay Limited dated February 19, 2003 (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among the Registrant, Delta Euronet GmbH, Eft Services Holding B.V. and the shareholders of transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on January 4, 2002 and incorporate by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

3.2	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.4	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s quarterly report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.5	Amendment No. 2 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-l/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Agreement, dated November 20, 2003, between the Registrant and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.6	Rights Agreement, dated as of March 21, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated as of November 28, 2003, between the Registrant and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between the Registrant and Michael J. Brown, CEO (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

Exhibit	Description
10.2	Employment Agreement executed in October 2003, between the Registrant and Daniel R. Henry, COO (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between the Registrant and Jeffrey B. Newman, Executive Vice President (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between the Registrant and James P. Jerome, Executive Vice President (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.5	Services Agreement between e-pay Ltd. and Paul Althasen, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.6	Services Agreement between e-pay Ltd. and John Gardiner, Executive Vice President and Co-Managing Director, e-Pay (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.7	Euronet Long Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.8	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein)

10.9	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 20, 2004).

10.10	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.11	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2004)

10.12	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2004)

31.1	Section 302 — Certifications of Chief Executive Officer

31.2	Section 302 — Certifications of Chief Principal Accounting Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer