Form 10-K
period 2004-12-31
EURONET WORLDWIDE INC
filed 2005-03-16
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-22167

EURONET WORLDWIDE, INC.

(Exact name of the Registrant as specified in its charter)

DELAWARE	74-2806888
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

As of June 30, 2004 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $594 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2004.

At February 28, 2005, the Registrant had 33,874,561 shares of common stock (the “Common Stock”) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Euronet Worldwide, Inc. (“Euronet” or the “Company”) is an industry leader in processing secure electronic financial transactions. Euronet operates the largest independent pan-European automated teller machine (“ATM”) network and the largest shared ATM network in India. Our software solutions are used in more than 65 countries around the world. As of December 31, 2004, we had 12 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt.

As of December 31, 2004, we operated in three principal business segments:

•	In our EFT Processing Segment, we process transactions for a network of 5,742 ATMs and approximately 9,700 point of sale (POS) terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services for prepaid mobile airtime.

•	Through our Prepaid Processing Segment, we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 175,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.S., Europe and Asia Pacific.

•	Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

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

Until December 1998, we devoted substantially all of our resources establishing and expanding our ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic and Croatia) and Germany. In December 1998, we acquired Arkansas Systems, Inc. (now known as Euronet USA), a U.S.-based company that produces electronic payment systems software for retail banks internationally and was a leading electronic payment software system for the IBM iSeries (formerly AS/400) platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to POS devices, credit and debit card operations, the Internet, and telephone and mobile banking. We have invested in software research, development and delivery capabilities and have integrated our EFT Processing Segment and Software Solutions Segment. These two complementary segments present strong cross-selling opportunities within our combined customer base. Also, since this software is used in our operations center, opportunities exist to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services. As a component of the software acquisition, Euronet acquired 33.3% of the shares of DASH, a U.S.-based ATM Processing business.

Between 1999 and 2001, we expanded our presence to Egypt and to Western and Southern Europe including Greece, France and, in particular, the U.K., where we established a sizeable independent ATM network. We opened offices in each of these countries, and began to deploy Euronet-branded ATMs in addition to selling ATM outsourcing and network participation products and services. In 1999, we also acquired the remaining 66.7% of the DASH shares.

Throughout 2001 and 2002, Euronet focused on product developments that would add transaction functionality via new and existing products, including mobile banking and event messaging. Another new product line, the Electronic Recharge line, was added, which enabled customer purchases of prepaid mobile airtime from ATMs, POS terminals and directly from the mobile handset. Unlike in the U.S., where mobile phones companies have historically promoted postpaid plans, mobile phone companies in other countries generally promote prepaid plans. Thus, we saw processing prepaid transactions as a large opportunity.

In 2002, we opened a small office in Slovakia to support expanding efforts in Central Europe and began to sell ATM outsourcing to banks in that country. We also entered India, one of the largest emerging markets for ATM and card growth potential, by establishing the first and now the largest national shared ATM network, called CashNet, and then began to sell ATM outsourcing. In the Indian market, we are focusing on ATM outsourcing and electronic recharge products for replenishing prepaid mobile airtime.

Euronet has progressively shifted its strategy from operating Euronet-owned ATMs to managing outsourced ATMs for banks. In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer. From that date forward, we have operated the ATMs in that network under a five year outsourcing agreement (See Note 14 - Gain On Disposition Of U.K. ATM Network to the Consolidated Financial Statements). Additionally, in September 2003 we sold our 272 ATMs in Hungary to an established Hungarian financial institution. In connection with the sale, we concurrently entered into a long-term outsourcing agreement and cash sponsorship arrangement with the financial institution. We sold our ATM operations in France in May 2002 due to the imposition of stringent new safety requirements for the operation of ATMs, which made it difficult to operate ATMs profitably in that market (See Note 25 - Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements). In January 2002, we sold DASH, our U.S.-based ATM Processing business, to focus our efforts on more profitable processing endeavors in emerging markets (See Note 25 - Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements).

Also in 2003, Euronet complemented its existing two segments by acquiring a third business, e-pay, that focuses on processing transactions for prepaid services, primarily prepaid mobile airtime. We acquired e-pay in February 2003 and began reporting its results in a new segment called the Prepaid Processing Segment. With this acquisition, we gained offices in London and Sydney. Subsequent to this acquisition, e-pay expanded its operations into New Zealand, Ireland, Spain and Poland. Additionally, e-pay owns 40% of the shares of e-pay Malaysia, a company that offers electronic top-up in Malaysia and, through a 51.5% subsidiary of e-pay Malaysia, in Indonesia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through POS terminals. For more information on the e-pay acquisitions, see Note 4 – Acquisitions to the Consolidated Financial Statements.

Throughout 2003 and 2004, we expanded the Prepaid Processing Segment with acquisitions in Germany, Spain and the U.S. In November 2003, we acquired the German company, Transact Elektronische Zahlungssysteme GmbH (“Transact”), the market leader in electronic processing of prepaid mobile airtime top-up services in Germany. With this acquisition, we acquired an office in Munich. In November 2004, we established a Spanish entity, of which we hold 80%, which purchased all of the prepaid processing and distribution assets from Grupo Meflur Corporacion (Meflur), a Spanish telecommunications distribution company. With this acquisition we gained an office in Monzon, Spain. In the U.S. prepaid business, we enhanced our wholly owned subsidiary, PaySpot, Inc. (PaySpot), with four acquisitions of U.S.-based prepaid companies. In September 2003, we purchased all of the assets and assumed certain liabilities of Austin International Marketing and Investments, Inc. (“AIM”). In January 2004, PaySpot acquired 100% of the shares of Prepaid Concepts, Inc. (“Precept”). In May 2004, PaySpot acquired 100% of the assets of Electronic Payment Solutions (“EPS”). In July 2004, PaySpot also acquired 100% of the shares of Call Processing, Inc (“CPI”). For more information on these acquisitions, see Note 4 – Acquisitions to the Consolidated Financial Statements.

In 2004, we expanded our EFT Segment by increasing our Romanian office to support ATM outsourcing services and by establishing small administrative offices in Bulgaria and Russia to evaluate market opportunities in those countries.

BUSINESS SEGMENT OVERVIEW

For discussion of the amount of total revenue contributed by each segment, please see Note 20 - Business Segment Information to the Consolidated Financial Statements.

EFT PROCESSING SEGMENT

EFT Processing Segment Overview

Our EFT Processing Segment provides outsourcing and network services to banks and mobile phone companies primarily in the developing markets of Central and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Kosovo, Albania, Serbia and Greece), Egypt and India, as well as in developed countries of Western Europe (Germany and the U.K.). We provide these services either through our Euronet-owned ATMS or through contracts under which we operate bank’s ATMs. Although all of these markets present market opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the ATM services business are greater in the developing countries.

The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based revenue. We receive fixed monthly fees under many of our outsourced management contracts. This element of revenue has been increasing over the last few years. Revenue sources of the EFT Processing Segment also include prepaid mobile phone recharge revenue from ATM or mobile phone handsets and advertising revenue. The number of ATMs we operated increased from 3,350 at December 31, 2003 to 5,742 ATMs at December 31, 2004.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to banks, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years as follows: total transactions per year were 44 million in 2000, 57 million in 2001, 79 million in 2002, 115 million in 2003, and 232 million in 2004. The number of transactions processed monthly grew from approximately 11 million in December 2003 to approximately 26 million in December 2004.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary and Mumbai, India. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package. The Budapest operations center has an off-site real-time back up iSeries computer. The India center has a stand-by back-up system, which is located on-site. This back up consists of a replicate of our existing data center which would be used to bring up our system using data from our principal processing center in the event of failure. The processing centers’ data back-up systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. Our software is a state-of-the-art software package that conforms to all relevant industry standards and has been installed in at least 60 countries worldwide. The processing centers’ computers operate our ATMs and interface with the local bank and international transaction authorization centers, including 63 host-to-host connections with bank and card organizations. Our EFT processing centers have been certified by a number of transaction exchange entities, such as Visa, LINK and Europay/MasterCard.

For a discussion of revenues, operating profits and total assets of the EFT Processing Segment during each of the last three fiscal years, please see Note 20 – Business Segment Information to the Consolidated Financial Statements and Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2004, 2003 and 2002 - By Business Segment.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management services to banks and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing bank networks of ATMs, development of new ATM networks on a complete turn-key basis, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring from our processing centers of each individual ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in the ATM and automatic dispatch for necessary service calls. They also include real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer services, maintenance services, settlement, cash forecasting and reporting. We already provide these services to existing customers and we have invested in the necessary infrastructure to support many additional transactions. As a result, any new outsourced management services agreements should provide additional revenue with lower incremental cost.

Our outsourced management agreements, other than in Germany, generally provide for fixed monthly management fees and in most cases fees payable for each transaction. The transaction fees under these agreements are generally lower than under card acceptance agreements, described below. The fees payable under our outsourced management agreements in Germany are purely transaction based and include no fixed component.

Euronet-Branded ATM Transaction Processing

Euronet has a network of ATMs in central European countries that are branded as Euronet ATMs. To manage this ATM network, our operations center uses our Software Solutions Segment’s Integrated Transaction Management core software solution. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of banks and international card organizations such as American Express, Diners Club International, Visa, MasterCard and Europay. This ability is accomplished through our agreements and relationships with these banks, international credit and debit card issuers and international associations of card issuers.

In a typical ATM transaction, the transaction is routed from the ATM to our processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorizing ATM transactions processed on our ATMs.

When a bank cardholder conducts a transaction on a Euronet-owned ATM, we receive a fee from the cardholder’s bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction-processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. We do not charge cardholders a transaction or access fee for using our ATMs.

We generally receive fees from our customers for four types of transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

Card Acceptance or Sponsorship Agreements

Our agreements with banks and international card organizations generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines we operate in a given market. In most markets, we have agreements with a bank under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing bank or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a bank to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the bank provides the cash needed to complete transactions on the ATM, although we have contracted for cash supply with a cash supply bank in the Czech Republic. Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or are adjusted for inflation. Transaction fees are billed to banks and card organizations with payment terms no longer than one month.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These new services include bill payment, “mini-statement” and recharge (purchasing prepaid airtime from ATM and mobile phone devices) transactions. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers and intend to implement additional services as markets develop.

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

We include transaction fees payable under the electronic recharge solutions that we distribute through our ATMs in EFT Processing Segment revenues. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Any or all of these fees may come under pricing pressure in the future.

In an automatic ATM recharge transaction, our ATM prompts a consumer through a series of ATM screens, during which the customer’s credit or debit card is used to make payment for the recharge transaction. The card transaction is processed and settled to us in the same fashion as a typical ATM transaction. We then send a signal to the mobile operator requesting credit to the customer’s account in the amount of the transaction. The credit takes place automatically, and the customer receives a message confirming the transaction. Our Mobile Recharge transaction follow the same pattern, but the transaction occurs with screens directly on the mobile phone. These recharge transactions are similar to “top up” transactions in our new Prepaid Processing Segment, but since they are transmitted from our ATMs or mobile phone handsets and proceed through our ATM operations center and managed by our ATM operations group, they will continue to be reported in the EFT Processing Segment.

Our agreements with mobile operators for the ATM recharge business vary in term from one to five years. They provide for the maintenance of the electronic connection necessary to provide recharge transactions to customers and define operational and commercial terms regarding the method by which we will provide that transaction (ATM and mobile phone), settlement and the liability for transactions processed.

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

EFT Processing Segment Strategy

We believe banks in both the developing and developed markets are becoming more receptive to outsourcing the operation of their ATMs and POS networks. The operation of these devices requires expensive hardware and software and specialized personnel. We have these resources available and offer them to banks under outsourcing contracts. The expansion and enhancement of our outsourced management solutions, both in existing markets and new markets, will remain an important business strategy for Euronet. We believe increasing the number of bank-owned ATMs that we operate under management agreements will provide continued growth while minimizing the capital we place at risk.

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

Seasonality

Our experience is that the level of transactions on our networks is subject to seasonal variation. Transactions per ATM tend to drop in the first quarter, as compared to the preceding fourth quarter, to the lowest levels we experience during the year, primarily due to a drop in post-holiday travel and spending. Since revenues of the EFT Processing Segment are more weighted toward transactions, this segment is directly affected by this seasonality. In years prior to 2004, we believe our aggressive rollout of ATMs lessened the impact of seasonal variations on our overall transaction levels and revenues, as transactions from new ATMs compensated for the reduction in overall transaction levels.

Segment Significant Customers And Government Contracts

No individual customer makes up greater than 10% of the consolidated total revenue in the EFT Processing Segment. We do not have any government contracts in this segment.

EFT Processing Segment Competition

Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to banks and independent ATM deployers. Large, well-financed companies that operate ATMs offer ATM network and outsourcing services also compete with us in various markets. None of these competitors have dominant market share. Competitive factors in our EFT Processing Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

Certain independent (non bank-owned) companies provide electronic recharge on ATMs in markets in which we provide this service. We are not aware of any independent companies providing electronic recharge on ATMs across multiple markets in which we provide this service. In this area, we believe competition will come principally from banks providing such services on their own ATMs through relationships with mobile operators or from card transaction switching networks that add recharge transaction capabilities to their offerings (as is the case in the U.K. through the LINK network).

PREPAID PROCESSING SEGMENT

Prepaid Processing Segment Overview

Through our Prepaid Processing Segment, we are one of largest providers of prepaid processing, or “top-up,” services for prepaid mobile phone airtime. Our Prepaid Processing Segment provides electronic top-up services for prepaid mobile airtime in the U.K., Germany, Spain, Poland, Ireland, Australia, New Zealand, Malaysia, Indonesia and in the U.S. The Prepaid Processing Segment now supports top-up transactions at more than 175,000 points of sale in 85,000 locations across ten countries.

We began reporting the results of this new segment in the first quarter of 2003. In February 2003, we acquired the U.K.-based company, e-pay Limited, which had offices in U.K. and Australia. During 2003, we expanded our prepaid services to Poland, Ireland and New Zealand. In the second half of 2003, Euronet expanded the Prepaid Processing Segment with acquisitions of AIM in the U.S. and Transact in Germany. In 2004, we further expanded this segment with the acquisition of Movilcarga (which owns prepaid assets) from Grupo Meflur Corporacion (Meflur), a prepaid company in Spain, and we expanded our wholly-owned subsidiary, PaySpot, Inc., through the acquisition of the shares or assets three U.S.-based prepaid companies:

•	Precept in January,

•	EPS in May, and

•	CPI in July.

For a discussion of revenues, operating profits and total assets of the Prepaid Processing Segment during each of the last three fiscal years, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2004, 2003 and 2002 - By Business Segment and Note 20 - Business Segment Information to the Consolidated Financial Statements.

The major source of revenue generated by our Prepaid Processing Segment is commissions received from mobile operators for the processing and sale of prepaid airtime for mobile phones.

Customers using mobile phones pay for their usage in two ways:

•	through “postpaid” accounts, where usage is billed at the end of each billing period, and

•	through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage.

Although operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the trend in Europe and other countries offering wireless services has shifted toward prepaid accounts. This shift is driven, according to Oftel (the U.K. telecommunications regulator) surveys, by customers’ belief that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures. Moreover, the mobile operators in developing markets favor prepaid because they do not take the credit risk with respect to payment for airtime usage. In certain developing markets, the majority of mobile phones are prepaid.

Currently, two principal methods are available to credit prepaid accounts (referred to as “top-up” of accounts). The first is through the purchase of “scratch cards” bearing a PIN (personal identification number) that, when entered into a customer’s mobile phone account, credit the account by the value of airtime purchased. Scratch cards are sold predominantly through retail outlets. The second is through various electronic means of crediting accounts using POS terminals. Electronic top-up (or “e-top-up”) methods have several advantages over scratch cards, primarily because electronic methods do not require the cost of creation, distribution and management of a physical inventory of cards or involve the risk of losses stemming from fraud and theft.

Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, a shift has occurred in these markets away from usage of scratch cards to more efficient e-top-up methods. In the U.K., for example, we estimate that in early 2000 approximately 10% of all top-ups were performed through e-top-ups and 90% through scratch cards. By December 2004, we estimate that as much as 75% of all U.K. top-ups were performed through e-top-ups and only 25% through scratch cards.

Our Prepaid Processing Segment processes the distribution of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. In some markets, we enter into agreements with mobile phone operators and connect directly to their back-office systems. In other markets (such as Germany, Poland and the U.S.), we distribute mobile phone time by connecting directly to the mobile operators or by purchasing PINs that enable airtime top-up from third party sources who have negotiated with the mobile operator. We then distribute the mobile phone time electronically through POS terminals, either via a direct credit from the mobile operator to the mobile phone, or via the sales of PINs. The business has grown rapidly over the past year as new retailers have been added and prepaid airtime has switched from scratch cards to distribution by electronic means.

In our prepaid markets, we expand our distribution networks through the signing of new contracts with retailers, and in some markets through acquisition of existing networks. We also seek to improve our results of our existing networks through the addition of new mobile operators in markets where we do not already distribute all of the available prepaid time. In addition, in the U.S. we are expanding our sales presence in all sales segments. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (ISOs), that are paid a commission for delivering us contracts with retailers in their network to distribute PINs from their terminals. Given the role of the ISOs we typically classify this as indirect sales. In addition to indirect sales, we are increasing our focus on direct relationships with independent convenient store retailers and chains, where we can negotiate direct agreements with the merchant on a multiyear basis.

To distribute PINs, we establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of mobile phone time are completed, the customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the phone time sold. At e-pay, these amounts are deposited in accounts that are held in trust for the mobile operators. In Germany and the U.S., retailer accounts are directly debited on a contractually defined basis. No trust arrangements currently are required in Germany or the U.S. with respect to amounts settled to us. We maintain systems that permit us to monitor the payment practices of each retailer.

Prepaid Processing Products and Services

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions for two types of clients, distributors and retailers, across the ten countries where we currently process POS transactions through retail shops. Both types of client transactions start with a consumer in a merchant shop. The consumer uses a specially programmed POS terminal in the shop or the retailer’s electronic cash register system that is connected to our network. The customer will select a predefined amount of prepaid airtime from the carrier of his choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our data center. Using the electronic connection we maintain with the mobile operator or drawing from an inventory of PINs, the purchased amount of airtime will be either credited directly to the account of the consumer’s account or delivered via PIN printed by the terminal and given to the customer. In the case of PINs printed by the terminal, the customer must then call a mobile operator’s toll free number to activate the purchased airtime to this customer’s mobile account.

One difference in our relationships with various retailers and distributors is in how we charge for our services. For distributors and certain very large retailers, we charge a processing fee. However, the majority of our transactions occur with smaller retailer clients. With these clients, we receive a commission on each transaction that is withheld from the payments made to the mobile operator, and we share that commission with the retailers.

We monitor the number of transactions made on our prepaid network. Total transactions processed by the Prepaid Processing Segment in 2004 were 229 million, a 124% increase over the 102 million transactions processed during 2003. This transaction count includes transactions from Precept starting in January 2004, from EPS starting in May 2004, from CPI starting in July 2004, and from Movilcarga starting in November 2004. As of December 2004, the Prepaid Processing Segment processed approximately 22 million electronic prepaid transactions per month at more than 175,000 POS terminals across more than 85,000 retailer locations in the U.S., Europe and Asia Pacific.

Retailer And Distributor Contracts

We provide our prepaid services over networks installed in retail outlets or, in the case of major retailers, through direct connections to their electronic cash register systems. The POS terminals or the register systems are connected to our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain and the U.S.), we own and maintain the POS terminals. In Germany, the terminals are sold to the retailers or to distributors who service the retailer. In all cases, we have contracts with the retailers. Our agreements with major retailers for the POS business typically have two or three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon six months’ notice.

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

Other Products And Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans and prepaid mobile content, such as ring tones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer (EFT) to process credit and debit card payments for retail merchandise.

Prepaid Processing Segment Strategy

We plan to expand our prepaid mobile phone top-up business in our existing markets and new markets by taking advantage of our existing relationships with mobile phone operators and retailers. Although all of these markets present market opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the Prepaid Processing Segment are greater in Poland, Germany and the U.S., where there is significant organic growth in the prepaid markets or a shift is occurring from scratch cards to electronic top-up. We also anticipate potential transaction growth opportunities in Spain through the addition of certain mobile operator agreements.

Seasonality

Our experience is that the level of transactions on our networks is subject to seasonal variation. Transaction levels tend to drop in the first quarter, as compared to the preceding fourth quarter, to the lowest levels we experience during the year, primarily due to a drop in post-holiday travel and spending. Since revenues of the Prepaid Processing Segment are primarily transaction-based, this segment is directly affected by this seasonality. We believe that the rapid growth in total POS terminals and transaction volume has lessened the impact of seasonal variations on our overall transaction levels and revenues, as transactions from new POS terminals compensated for the reduction in overall transaction levels.

Significant Customers and Government Contracts

No individual customer makes up greater than 10% of the consolidated total revenue of the Prepaid Processing Segment. This Segment does not have any government contracts in any country.

Prepaid Processing Segment Competition

We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we, therefore, compete with them in a number of countries. In other markets, our competition is from smaller, local companies. None of these companies is dominant in any of the markets where we do business.

We have approximately 40% of the POS top-up market in the U.K., 60% in Germany and 40% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers.

The principal competitive factors in this area include price (that is, the level of commission charged for each recharge transaction) and up time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers.

SOFTWARE SOLUTIONS SEGMENT

Software Solutions Segment Overview

Through our Software Solutions Segment, we offer an integrated suite of card and retail transaction delivery applications for the IBM iSeries platform and some applications on NT server environments. These applications are generally referred to as Euronet Software. The core system of this product, called “Integrated Transaction Management” (ITM), provides for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, Internet banking, mobile banking and event messaging. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We also offer increased functionality to authorize, switch and settle transactions for multiple banks through our GoldNet module. We use GoldNet for our own EFT requirements, processing transactions across multiple European countries and in India.

Although our Software Solutions Segment is headquartered in the U.S., the majority of our software customers is international and, in particular, located in developing markets. This international customer mix is largely because our software products, based on the Integrated Transaction Management (“ITM”) core system, consist of relatively small and inexpensive packages that are appropriate for smaller banks with up to $10 billion in assets and various transaction processing needs. Euronet Software is the preferred transaction-processing software for banks that operate their back office using the IBM iSeries platform, which is also a relatively inexpensive, expandable hardware platform. We believe demand will continue for our software from banks in many markets and throughout the developing world as new banks are established. Once a customer purchases our software and installs the core system, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues.

Our customer services support “follow-the-sun” initiatives, which represent the Company’s commitment to providing same time zone support for our customers worldwide. We have three centers covering EMEA, the Americas and Asia-Pacific. This coverage presents several benefits to our customers, including immediate access to live technical support, infrastructure expansion to aid in faster problem resolution and a more in-depth knowledge and allowance for the uniqueness of conducting business in the various regions.

For a discussion of revenues, operating losses and total assets of the Software Solutions Segment during each of the last three fiscal years, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2004, 2003 and 2002 - By Business Segment and Note 20 - Business Segment Information to the Consolidated Financial Statements.

Software Solutions Segment Strategy

Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have found significant opportunities for cross-selling processing services to our software solutions customers and that our ability to develop, adapt and control our own software gives us credibility with our processing services customers. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution permits us to enter new markets without significant cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. Our software is used by our Budapest and India processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options.

Our strategy in the Software Solutions Segment in 2004 included improvement of the application functionality for our core debit and credit solutions, Internet and telephone banking. Our software was upgraded to become compliant with certain new mandates of the international card organizations, involving initiatives such as EMV (Europay, MasterCard and Visa) chip card support and Triple DES (Data Encryption Standard) support. EMV standards define the technology required for issuance and acceptance of chip cards. Triple DES security standards represent a significant strengthening of encryption requirements to further protect sensitive data that is transmitted in transactions. The three major card associations have jointly developed these emerging industry standards, and we believe they will have a significant influence over EFT-related hardware and software decisions throughout the next five years. Our ability to support mandated initiatives such as EMV and Triple DES has provided significant opportunities to sell updated software to our existing customers and may enable Euronet to replace competitors’ non-compliant solutions.

In the last four years, we also undertook a strategy of signing customers to extended long-term software maintenance agreements. We continue to invest in emerging markets and technologies that complement our processing and software solutions.

Seasonality

The Software Solutions Segment is not materially affected by seasonality.

Significant Customers and Government Contracts

No individual consumer makes up greater than 10% of the consolidated total revenue of the Software Solutions Segment. This Segment does not have any government contracts with any country.

Backlog

We define “software sales backlog” as fees specified in contracts, which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2004, the revenue backlog was $4.3 million, as compared to December 31, 2003, when the revenue backlog was $5.3 million and at December 31, 2002, when the revenue backlog was $4.9 million. The average backlog for 2003 was $5.0 million, and for 2004 was $4.9 million. We intend to continue to focus on expediting the delivery and implementation of software in an effort to deliver existing backlog sales, while simultaneously replenishing the backlog through continuing product sales growth.

Software Solutions Segment Competition

We are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specific target customers consisting of financial institutions that operate their back office systems with the IBM iSeries.

The Software Solutions Segment has several types of competitors. Competitors of the Software Solutions Segment compete across all EFT software components in the following areas: (i) ATM, network and POS software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) mobile banking systems, (v) mobile operator solutions, (vi) telephone banking, and (vii) full EFT software.

Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.

RESEARCH AND DEVELOPMENT

We have made an ongoing commitment to the development, maintenance and enhancement of our products and services. We regularly engage in research and development activities in each of our business segments aimed at the development and delivery of new products, services and processes to our customers, including bill payment and presentment, telephone and Internet banking products, applications for mobile devices and wireless banking software products. We are also making significant improvements to our core software products.

Our research and development costs for software products to be sold, leased or otherwise marketed totaled $2.7 million in 2004, $4.1 million for 2003 and $5.0 million for 2002. Of these amounts, as of December 31, 2004, $1.5 million was capitalized and is included on our Consolidated Balance Sheet in other long-term assets, net of accumulated amortization of $3.1 million. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. See Note 24 - Research and Development to the Consolidated Financial Statements for a more detailed summary of the prior three years research and development capitalized costs and related amortization expense.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

For a discussion of revenues; property, plant & equipment; and total assets by geographic location, please see Note 20—Business Segment Information to the Consolidated Financial Statements.

EMPLOYEES

Our business is highly automated and we outsource many of its specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, our labor requirements for ongoing operation of our EFT and prepaid networks are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. We also have customer service departments in all divisions to interface, investigate and resolve reported problems in processing transactions. We have technical service departments to implement connections with banks and mobile operators and adapt POS terminals to our central processing centers.

We had 385 and 548 employees as of December 31, 2002 and 2003, respectively. As of December 31, 2004, the number of employees has increased to 651, due to acquisitions and additional administrative and implementation staff to address our large contracts. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees.

Currently, no union represents any of our employees. We have never experienced any work stoppages or strikes by our workforce.

GOVERNMENT REGULATION

Our business activities do not constitute “financial activities” subject to licensing in any of our current markets. Any expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany. In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with our sponsor bank, or the ability to enter into a similar agreement with another bank in the event of the termination of such agreement. In January 2004, we entered into a new sponsorship agreement with Bankhaus August Lenz (“BAL”) canceling an agreement with DiBa Bank, our previous sponsor bank. We believe, based on our experience, we should be able to find a replacement for BAL if the agreement with BAL is terminated for any reason. The inability to maintain the BAL agreement or to enter into a similar agreement with another bank upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and position held by each of our Executive Officers as of March 15, 2005 are as follows:

NAME	AGE	SERVED SINCE	POSITION HELD
Michael J. Brown	48	July 1994	Chairman and Chief Executive Officer
Daniel R. Henry	39	July 1994	Director, President and Chief Operating Officer
Jeffrey B. Newman	50	December 1996	Executive Vice President – General Counsel
Rick L. Weller	47	November 2002	Executive Vice President – Chief Financial Officer
Miro I. Bergman	42	March 1997	Executive Vice President – Managing Director EMEA
James P. Jerome	47	October 1999	Executive Vice President – Managing Director - Software Division
Paul S. Althasen	40	March 2003	Director, Executive Vice President –Joint Managing Director e-pay
John A. Gardiner	41	March 2003	Executive Vice President –Joint Managing Director e-pay

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our website addresses are www.euronetworldwide.com and www.eeft.com. We make all Securities and Exchange Commission (SEC) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act available on our website free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding Euronet.

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Ethics for our employees, including our Chief Executive Officer and Senior Financial Officer, are available on our website at www.euronetworldwide.com or the SEC website at www.sec.gov. We will also provide printed copies of these materials to any stockholder, upon request to Euronet Worldwide, Inc., 4601 College Boulevard, Suite 300, Leawood, Kansas, U.S.A. 66211, Attention: Investor Relations.

ITEM 2.	PROPERTIES

Our executive offices are located in Leawood, Kansas, U.S.A. As of December 31, 2004, we also maintained principal offices in Little Rock, Arkansas, U.S.A.; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Cairo, Egypt; Jakarta, Indonesia; Sydney, Australia; and Albany, New Zealand. We have processing centers in Budapest, Hungary; Mumbai, India; Basildon, U.K.; Munich, Germany; Monzon, Spain; and Leawood, Kansas, U.S.A. All of our offices, including our operations centers, are leased. Our office leases provide for initial terms of 24 to 84 months.

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

Our processing centers for the Prepaid Segment are located in four countries. Our Basildon, U.K. operations center has a secondary data center in Laindon, U.K. The primary and secondary centers both process transactions simultaneously and are load balanced. In the event that one of the centers experiences a disaster each center is capable of processing all of e-pay’s business. Our Munich, Germany operations center has a backup location being commissioned in Speyer, Germany. All critical servers are stored in a data safe, which also protects vouchers against fraud or damage. Our Monzon, Spain operations center and our operations center in Leawood, Kansas, U.S.A. both have data back-up systems that are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings against the Company that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

From March 1997 to November 1999, our common stock, par value $0.02 per share (“Common Stock”) was quoted on the Nasdaq National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the Nasdaq SmallCap Market. On July 3, 2002, our listing was again transferred to the Nasdaq National Market. The following table sets forth the high and low daily closing prices during the quarter for our Common Stock for the quarters ended:

	2004		2003		2002
For the three months ended	High	Low	High	Low	High	Low
December 31	$26.87	$18.33	$18.40	$11.74	$7.98	$4.59
September 30	$24.09	$16.00	$13.15	$8.50	$13.71	$4.61
June 30	$24.25	$18.50	$12.90	$7.85	$18.30	$11.34
March 31	$20.05	$15.92	$8.22	$6.16	$22.09	$16.91

DIVIDENDS

Since our inception, no dividends have been paid on our Common Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends.

HOLDERS

At December 31, 2004, there were 103 record holders of our Common Stock.

PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

During 2004 we issued the following securities, which were not registered at the time of issuance under the Securities Act of 1933 (the “Act”):

In December 2004, 257,160 warrants that were issued in connection with the 1998 placement of 12 3/8% Senior Discount Notes were exchanged for 277,269 shares of the Company’s Common Stock.

On December 15, 2004, the Company closed the sale of $140 million in aggregate principal amount of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). The net proceeds, after fees totaling $4.4 million, were $135.6 million paid in cash. The $4.4 million in fees has been deferred and will be amortized over five years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures have an annual interest rate of 1.625% and are convertible into shares of Euronet Common Stock at a conversion price of $33.63 per share only upon the occurrence of certain events. The Convertible Debentures and the Common Stock issuable upon conversion of the debentures have not been registered under the Securities Act of 1933, as amended, or any state securities law. Accordingly, the Convertible Debentures are being offered and sold in a private placement through Banc of America Securities LLC only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended).

In July 2004, we issued 281,916 shares of our Common Stock to the former shareholders of Call Processing, Inc. (“CPI”), a company based in Texas in exchange for all the capital stock of CPI. The total purchase price was approximately $6.6 million, of which $0.7 million was paid in cash. Of the issued shares of Common Stock, 65,104 shares are held in escrow for release on July 1, 2005 and 60,690 shares are held in escrow for release on June 30, 2006, subject to certain performance criteria. Based on representations from each of the former shareholders of CPI that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the CPI purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of CPI, which was declared effective by the SEC in August 2004.

In May 2004, we issued 107,911 shares of our Common Stock, valued at approximately $2.2 million, in partial consideration for the purchase of the net assets of Electronic Payment Solutions (“EPS”), a company based in Texas. There is a potential earn-out payment payable in Common Stock, one-half of which will be paid in March 2005, subject to certain performance criteria. The remaining one-half of the shares of Common Stock issued as part of the earn-out payment will be held in escrow for 12 months from the date of issuance. Based on representations from the seller of EPS that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the EPS purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the Seller of EPS, which was declared effective by the SEC in July 2004.

In May 2004, we issued 125,590 shares of our Common Stock, valued at $2.9 million, in exchange for 10% of the shares of ATX Software Ltd. (“ATX”), a provider of electronic prepaid voucher solutions headquartered in the U.K. Euronet was granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005. Based on representations from the seller that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the ATX purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the Seller, which was declared effective by the SEC in July 2004.

In January 2004, we issued 527,180 shares of our Common Stock to the former shareholders of Precept Concepts, Inc. (“Precept”) in exchange for all the capital stock of Precept, a company based in California. The total purchase price was approximately $17.8 million, of which $8.0 million was paid in cash and promissory notes. Of the issued shares of Common Stock, 160,000 shares were held in escrow and a portion were released in March 2005, with the remaining shares valued at $1.4 million retained in escrow until August 25, 2005, subject to any indemnification claims. Based on representations from each former shareholder of Precept that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the Precept purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Precept, which was declared effective by the SEC in February 2004.

In November 2003, we issued 643,048 shares of Common Stock to the former owners of Transact as partial consideration for 100% of the shares of Transact. Because the offer and sale of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemption provided by Regulation S of the Act. However, in accordance with our obligations under the Transact purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Transact, which was declared effective by the SEC in February 2004. In January 2005 an additional earn-out payment, based on Transact’s EBITDA for the third quarter of 2004, was paid to the former owners of Transact through a combination of cash of €18.7 million (approximately $24.5 million) and issuance of 598,302 shares of Common Stock.

In September 2003, we issued 114,374 shares, or approximately $1.2 million in value, of Common Stock to two individuals as partial consideration for all the assets of Austin International Marketing and Investments, Inc. (AIM). The assets of AIM were initially purchased on an earn-out basis, with $2.0 million of the purchase price paid at closing in cash and Common Stock and the remainder to be paid 30% in cash and 70% in Common Stock. In September 2004, the purchase agreement was modified to pay the remaining consideration through the issuance of 283,976 shares of Common Stock. Of these issued shares, 168,068 will be held in escrow; 110,114 of the shares will be released on September 30, 2005 and are not subject to any performance criteria, and the remaining 57,954 shares are restricted shares and will be released on December 31, 2006, subject to certain performance criteria. Based on representations from each of the AIM shareholders that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of these shares was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	$5,116,438	$10.51	$472,123
Equity compensation plans not approved by security holders	—	—	—

Total	$5,116,438	$10.51	$472,123

ITEM 6.	SELECTED FINANCIAL DATA

The summary consolidated financial data set forth below has been derived from, and are qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the U.S. (“U.S. GAAP”), which have been audited by KPMG LLP, in the U.S. for 2004 and 2003, and KPMG Polska Sp. z o.o. in Poland for all prior periods. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to our significant transactions in 2003 and 2004, and should not be relied upon as an indication of future performance. These significant transactions include the acquisitions of Precept, EPS, CPI and Movilcarga during 2004 and the sale of our U.K. subsidiary and the acquisitions of e-pay, Transact and AIM during 2003. The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31, (in thousands, except for summary network data)
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Assets
Cash and cash equivalents	$124,198	$19,245	$12,021	$8,820	$6,760
Restricted cash	69,300	58,280	4,401	1,877	2,103
Investment securities	—	—	—	—	750
Inventory - PINs and other	18,949	2,833	—	—	—
Trade accounts receivable, net	110,306	75,648	8,380	8,862	9,199
Other current assets	22,013	11,038	15,064	15,135	10,287

Total current assets	344,766	167,044	39,866	34,694	29,099
Property, plant and equipment, net	39,907	20,658	21,394	21,398	26,304
Goodwill	183,668	88,512	1,834	1,551	2,060
Intangible assets, net	28,930	22,772	—	—	—
Other assets, net	21,204	4,787	3,465	3,748	3,427

Total assets	$618,475	$303,773	$66,559	$61,391	$60,890

Liabilities and stockholders’ equity (deficit):
Total current liabilities	$293,183	$151,926	$19,769	$24,753	$20,756
Obligations under capital leases, excluding current installments	16,894	3,240	4,301	6,179	7,744
Notes payable	140,000	55,792	36,318	38,146	77,191
Non-current deferred income tax liability	17,520	7,828	—	—	—
Other long-term liabilities	3,093	3,118	—	—	—
Minority Interest	5,871	—	—	—	—

Total liabilities	476,561	221,904	60,388	69,078	105,691

Total stockholders’ equity (deficit)	141,914	81,869	6,171	(7,687)	(44,801)

Total liabilities and stockholders’ equity	$618,475	$303,773	$66,559	$61,391	$60,890

Summary network data:
Number of operational ATMs at end of period	5,742	3,350	3,005	2,400	2,081
ATM processing transactions during the period	232,496.777	114,711,440	79,193,580	57,185,231	43,531,830
Number of operational prepaid processing POS at end of period	175,318	126,284	—	—	—
Prepaid processing transactions during the period	228,642,344	102,133,511	—	—	—

	Year Ended December 31, (in thousands, except for share and per share data)
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data:
Revenues:
EFT Processing	$77,600	$52,752	$53,918	$45,941	$34,201
Prepaid Processing	289,810	136,185	—	—	—
Software and related revenue	13,670	15,470	17,130	15,042	15,827

Total	381,080	204,407	71,048	60,983	50,028

Operating expenses:
Direct operating costs	264,602	132,357	27,482	26,469	24,162
Salaries and benefits	41,795	31,182	23,012	24,091	28,318
Selling, general and administrative	23,578	15,489	11,255	7,688	11,047
Depreciation and amortization	15,801	12,062	9,718	8,785	9,988
Asset write-down	—	—	—	—	11,968

Total operating expenses	345,776	191,090	71,467	67,033	85,483

Operating income (loss)	35,304	13,317	(419)	(6,050)	(35,455)

Other income (expenses):
Interest income	3,022	1,257	247	278	1,073
Interest expense	(7,300)	(7,216)	(6,253)	(9,386)	(10,760)
Loss on facility sublease	—	—	(249)	—	—
Gain on sale assets	—	18,045	—	—	—
Equity in income (loss) from unconsolidated subsidiaries	345	518	(183)	—	—
Gain (loss) on early retirement of debt	(920)	—	(955)	9,677	—
Foreign exchange gain (loss), net	(448)	(9,690)	(4,233)	5,425	(3,243)

Total other income (expense)	(5,301)	2,914	(11,626)	5,994	(12,930)

Income (loss) from continuing operations before income taxes and minority interest	30,003	16,231	(12,045)	(56)	(48,385)
Income tax benefit (expense)	(11,518)	(4,246)	2,312	807	(1,181)

Income (loss) from continuing operations before minority interest	18,485	11,985	(9,733)	751	(49,566)
Minority interest	(58)	—	100	—	—

Income (loss) from continuing operations	18,427	11,985	(9,633)	751	(49,566)

Discontinued operations:
Income (loss) from operations of discontinued U.S. and France components	—	(201)	5,054	(123)	22
Income tax expense (benefit)	—	—	(1,935)	42	(7)

Income (loss) from discontinued operations	—	(201)	3,119	(81)	15

Net income (loss)	18,427	11,784	(6,514)	670	(49,551)
Translation adjustment	4,196	2,876	769	(406)	—

Comprehensive income (loss)	$22,623	$14,660	$(5,745)	$264	$(49,551)

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.59	$0.45	$(0.42)	$0.04	$(3.00)
Income (loss) from discontinued operations	—	—	0.14	(0.01)	—

Net income (loss)	$0.59	$0.45	$(0.28)	$0.03	$(3.00)

Basic weighted average shares outstanding	31,267,617	26,463,831	23,156,129	19,719,253	16,499,699

Income (loss) per share - diluted:
Income (loss) from continuing operations	$0.55	$0.41	$(0.42)	$0.03	$(3.00)
Income from discontinued operations	—	—	0.14	—	—

Net income (loss)	$0.55	$0.41	$(0.28)	$0.03	$(3.00)

Diluted weighted average shares outstanding	33,796,699	28,933,484	23,156,129	22,413,408	16,499,699

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Euronet Worldwide is an electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (EFT) software, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate the largest independent pan-European ATM network and the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia, and process electronic top-up transactions at more than 175,000 point of sale (POS) terminals across approximately 85,000 locations in the U.S., Europe and Asia Pacific. Euronet’s corporate headquarters are in Leawood, Kansas, U.S.A., and it has 19 offices worldwide, serving clients in more than 65 countries.

ECONOMIC FACTORS, INDUSTRY FACTORS AND RISKS

Our company faces certain economic and industry-wide factors that could materially affect our business. We are an international company, and face economic, political, technology infrastructure and legal issues in every country in which we operate could have a positive or negative impact, and therefore are considered risks. Some of the more significant factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services

•	Foreign exchange fluctuations

•	Competition from bank-owned ATM networks, providers of ATM outsourcing services, providers of prepaid mobile phone services and software providers

•	Our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of contract terminations with major customers, retailers or mobile operators

•	Changes in laws and regulations affecting our business

LINES OF BUSINESS, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

We operate in three principal business segments:

•	EFT Processing Segment, in which we process transactions for a network of 5,742 ATMs and 9,700 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services for prepaid mobile airtime.

•	Prepaid Processing Segment, through which we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 175,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.S., Europe and Asia Pacific.

•	Software Solutions Segment, through which we offer a suite of integratedEFT software solutions for electronic payment and transaction delivery systems.

As of December 31, 2004, we had 12 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt. The Company’s executive offices are located in Leawood, Kansas, USA

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income based on ATM management fees, transaction fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources revenue are described below.

EFT Processing Segment - Of total segment revenue, for the year ended December 31, 2004 approximately 37% was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements). We believe our shift from a largely proprietary, Euronet-owned ATM network to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investments. On our proprietary network, we generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals

•	balance inquiries

•	transactions not completed because the relevant card issuer does not give authorization

•	prepaid telecommunication recharges

We include in EFT Processing Segment revenues transaction-based fees payable for mobile pone recharge time that we distribute through our ATMs. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Any or all of these fees may come under pricing pressure in the future.

Customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. We typically, but not in all cases, charge a per ATM management fee and a transaction fee for each ATM managed under our outsourcing agreements. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Prepaid Processing Segment - The significant growth in the revenue and operating income in our Prepaid Processing Segment is the result of the acquisitions of Precept, EPS, CPI and Movilcarga together with the significant growth rates experienced at each of these businesses. During 2003, e-pay established contractual relationships with many large retailers to distribute mobile top-up services through POS terminals, which were all implemented by the beginning of 2004, resulting in significant transaction growth throughout the year. While the Company has benefited from acquired streams of revenue, approximately 70% of the Prepaid Processing Segment’s 2004 revenue growth over 2003 was from the acquired entities’ growth subsequent to the date of acquisition. We do not expect these growth rate levels to continue.

Revenue is recognized based on commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of the Company’s contracts with retailers in certain markets, not all of these reductions are absorbed by Euronet. In those markets, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on gross margin and operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Our maintenance of agreements with mobile operators is important to the success of our business, because these agreements permit us to distribute top-up to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile telephone market, the Company’s market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in prepaid mobile airtime distribution chain. In mature markets, such as the U.K, Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion, therefore, this factor will cease to provide the historic organic increases in the number of transactions per terminal. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins by mobile operators as well as retailer churn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) remain present.

Software Solutions Segment – The revenues from the Software Solutions Segment are derived from software license fees, professional service fees for providing customization, installation and consulting services to customers, ongoing software maintenance fees and hardware sales.

OPPORTUNITIES, CHALLENGES AND RISKS

Our expansion plans and opportunities are focused on three primary areas: (i) outsourced ATM management contracts; (ii) our prepaid mobile phone airtime top-up processing services; and (iii) transactions processed on our network of owned and operated ATMs.

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

We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately nine months to more than one year. The process is further complicated by the legal and regulatory considerations of local countries as well as language differences. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

We plan to expand our prepaid mobile phone top-up business, which is currently focused on the U.K., Germany, the U.S., Ireland, Poland, New Zealand, Spain and Australia, into our other markets by taking advantage of our expertise together with existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements for other markets with mobile phone operators and retailers;

•	the continuation of the trend of conversion from scratch card solutions to electronic processing solutions for prepaid airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the availability of financing for expansion.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our rapid expansion will require us to expand our operating systems and employee base in 2005, particularly at the management level, which may reduce our operating income. An inability to do this could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.

SUMMARY OF 2004 ANNUAL RESULTS

The following description of our operating results compares the fiscal year ended December 31, 2004 with prior periods.

Our 2004 annual consolidated revenues were $381.1 million, an increase of 86% over 2003 revenues of $204.4 million, reflecting strong growth in both the EFT Processing and Prepaid Processing Segments, the acquisitions of Precept, EPS, CPI and Movilcarga during 2004 and the full-year benefit of the results of the 2003 acquisition of e-pay, Transact and AIM. Growth in the EFT Processing Segment was the result of a 71% increase in ATMs under management and 103% increase in transactions processed. Growth in the Prepaid Processing Segment reflects a 124% increase in transactions processed. The increase for 2003 over 2002 was the result of 2003 Prepaid Processing Segment acquisitions. The increase in consolidated revenues from 2003 to 2004 reflects a 103% increase in ATM transactions processed, due to a 51% increase in average ATMs under operation and a 35% growth in transactions per average ATM.

Operating income increased to $35.3 million for 2004 compared to operating income of $13.3 million for 2003 and an operating loss of $0.4 million for 2002. These increases were the result of growth in revenues, the impact of acquisitions and leveraging the Company’s cost structure, particularly in the EFT Processing Segment.

Net income for 2004 was $18.4 million, or $0.55 per share, compared to net income of $11.8 million, or $0.41 per share for 2003 and a net loss of $6.5 million, or a $0.28 per share loss, for 2002. Net income for 2004 includes foreign exchange translation losses of $0.4 million and a loss on early retirement of debt of $0.9 million. Net income for the year 2003 included a gain on the sale of the Company’s U.K. ATM network of $18.0 million, foreign exchange translation losses of $9.7 million and losses from discontinued operations of $0.2 million. Net income for the year 2002 included foreign exchange translation losses of $4.2 million, loss on early retirement of debt of $1.0 million and income from discontinued operations of $3.1 million.

Significant Transactions. During the last three years, we have entered into certain transactions that will have a significant impact on the Company’s future operations and financial results. These transactions are described below.

Contingently Convertible Debenture. In December 2004, the Company issued $140 million 1.625% aggregate principal amount of convertible senior debentures due 2024. The net proceeds (after fees) totaling approximately $135.6 million were used to repay outstanding debt and the remainder will be used for working capital needs, acquisitions and general corporate purposes. The debentures are convertible under specified circumstances into shares of the Company’s Common Stock at $33.63 per share. For additional information about these debentures, please see Note 12 — Debt Obligations to the Consolidated Financial Statements.

Acquisitions. During 2004, Euronet purchased the share capital of Precept and CPI, all of the assets of EPS and established an 80% owned subsidiary that purchased all of the Movilcarga prepaid assets of Grupo Meflur Corporacion. During 2003, we purchased all of the share capital of e-pay and 96% of the share capital of Transact, and substantially all of the assets of AIM. For additional information about these acquisitions, please see Note 4 — Acquisitions to the Consolidated Financial Statements.

Dispositions. During 2003, we sold our U.K. ATM network and simultaneously signed an outsourcing contract for those ATMs. During 2002, we sold substantially all of the assets of our ATM processing business in the U.S., known as DASH. During 2002, we also sold substantially all of the non-current assets and capital lease obligations of our processing business in France. For additional information about these dispositions, please see Note 14 — Gain on Disposition of U.K. ATM Network and Note 25 — Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements.

BUSINESS SEGMENT INFORMATION

Summary

As of December 31, 2004, we operated in three principal business segments:

•	The EFT Processing Segment, which includes our proprietary ATM network and outsourced management of ATMs for banks or financial institutions and includes various new processing services that we provide for these entities and mobile phone companies through our network of owned and managed ATMs, such as mobile phone recharge services at the ATMs.

•	The Prepaid Processing Segment, consisting of e-pay, Transact, PaySpot and Movilcarga, which provides electronic top-up transaction services at retail stores for mobile and other telecommunication operators through POS terminals.

•	The Software Solutions Segment, which provides transaction processing software solutions to banks that enable them to operate ATMs and POS terminals and processes financial transactions from those devices, telephones, mobile devices and the Internet.

We also operate a “Corporate Services Segment” that provides our three business segments with corporate and other administrative services that are not directly identifiable with any of the Company’s operating segments. The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies. We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign exchange gain (loss), and minority interest, excluding nonrecurring gains and losses.

All operating amounts, ATM counts, transaction numbers and statistics reported in this filing exclude discontinued ATM operations in France and the U.S. We have reclassified prior period segment information to conform to the current period’s presentation (see Note 20 - Business Segment Information to the Consolidated Financial Statements).

SEGMENT REVENUES AND OPERATING INCOME FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Revenues			Operating Income
(in thousands)	2004	2003	2002	2004	2003	2002
EFT Processing	$77,600	$52,752	$53,918	$15,047	$6,647	$4,809
Prepaid Processing	289,810	136,185	—	28,273	11,929	—
Software Solutions	13,670	15,470	17,130	1,791	1,437	434
Corporate Services	—	—	—	(9,812)	(6,657)	(5,621)

Total	381,080	204,407	71,048	35,299	13,356	(378)
Inter-Segment Eliminations	—	—	—	5	(39)	(41)

Total	$381,080	$204,407	$71,048	$35,304	$13,317	$(419)

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002—BY BUSINESS SEGMENT

EFT PROCESSING SEGMENT

2004 Compared to 2003

The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2004 and 2003:

	Results for the year ended December 31,		Year over Year Change
(dollar amounts in thousands)	2004	2003	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$77,600	$52,752	$24,848	47%

Operating expense:
Direct operating cost	34,129	21,990	12,139	55%
Salaries and benefits	13,470	11,093	2,377	21%
Selling, general and administrative	6,625	5,830	795	14%
Depreciation and amortization	8,329	7,192	1,137	16%

Total operating expenses	62,553	46,105	16,448	36%

Operating income	$15,047	$6,647	$8,400	126%

Transactions processed (millions)	232.5	114.7	117.8	103%
ATMs as of December 31	5,742	3,350	2,392	71%
Average ATMs	4,751	3,153	1,598	51%

Revenues

Revenues for 2004 increased 47% over 2003 as a result of the increase in number of ATMs operated and the number of transactions processed compared to 2003, as a result of ATM management agreements in Poland, Romania and India. Revenue per average ATM was $16,334 in 2004, compared to $16,728 in 2003, or a 2% decrease. Revenue per transaction decreased 27% to $0.33 for the year ended December 31, 2004 from $0.46 for the year ended December 31, 2003. Generally, these decreases are the result of a continued shift from Euronet proprietarily owned ATMs to ATMs managed under outsourcing agreements. Under outsourcing agreements, the Company primarily earns revenue based on a fixed recurring monthly management fee, with less dependence on transactions because incremental transactions have little impact on the fixed or variable costs of managing ATMs. The more significant decrease in revenue per transaction is due to an overall increase in the number of transactions on ATMs that are managed under outsourcing agreements. Since revenue from these arrangements is derived primarily from a fixed monthly management fee, an increase in the number of transactions processed does not generate commensurate increases in related revenue. As of December 31, 2004, the Company owned 16% of the ATMs operated (excluding those leased by us in connection with outsourcing agreements) and operated the remaining 84% under management outsourcing agreements, compared to 25% and 75%, respectively, as of December 31, 2003.

Of total segment revenue, approximately 37% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the year ended December 31, 2004 compared to 51% for the year ended December 31, 2003. We believe our shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development in the long run and will provide higher marginal returns on investment. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs, nor do we incur the start-up costs typically incurred in the early life cycle of Euronet-owned ATM. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Operating Expenses

Total segment operating expenses increased 36% from 2003 to 2004, primarily due to the increase in the number of ATMs under operation. However, as a percentage of revenues, operating expenses decreased to 81% of revenues in 2004 from 87% in 2003, reflecting improved leverage, efficiency and scalability. The increase in ATMs operated under outsourcing arrangements with lower operating costs compared to Company owned ATMs also contributed to the expense decrease in relation to revenues.

Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing center’s facility related costs and other processing center related expenses. As discussed in Note 2 – Basis of Preparation, to the Consolidated Financial Statements, Euronet changed the manner in which it reports EFT Processing Segment direct costs, salaries and benefits and sales, general and administrative (SG&A) expenses. In prior periods, processing center costs were charged to and then allocated from SG&A to direct costs on the basis of a standard rate per transaction. We have evaluated this approach and believe that the specific assignment of processing center salaries and related costs together with other costs directly attributable to the center is a preferred method and more appropriately reflects the variable and non-variable nature of our operating expenses. Prior periods have been reclassified to conform to the current year presentation. This change does not impact consolidated operating income or net income for any period presented.

Direct operating costs increased to 44% of revenue for the year ended December 31, 2004 from 42% for the year ended December 31, 2003. Direct operating costs per ATM were $7,185 and $6,973 for 2004 and 2003, respectively. The increase for 2004 is attributed to a gain of $0.8 million recorded as an offset to direct operating expenses during 2003 for the sale of 272 Hungarian ATMs.

Direct operating costs per transaction have decreased to $0.15 per transaction during 2004 from $0.19 per transaction during 2003. The improvement in direct operating costs per transaction was the result of increasing transaction volumes at existing sites, without commensurate increases in direct operating costs; costs associated with these sites increase at a slower rate, or not at all, compared to transaction volumes. Additional improvements resulted from installing outsourced ATMs whose direct costs per ATM and on an average per transaction basis were lower than the existing installed base of ATMs. As discussed under “Revenues” above, the number of ATMs that we operate under ATM management outsourcing agreements has increased as compared to ATMs that we own and operate. Outsourced ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, the customer retains the responsibility for certain operational costs.

Gross margin per ATM, which is revenue less direct operating costs, was $9,148 and $9,755 for the years ended December 31, 2004 and 2003, respectively. Gross margin per transaction was $0.19 and $0.27 for the years ended December 31, 2004 and 2003, respectively. The decreases in gross margin per ATM and gross margin per transaction is the result of a non-recurring $0.8 million gain on the sale of Hungarian ATMs in 2003 recognized as a reduction in direct operating costs and as a result of a significant increase in transactions related to ATMs managed under outsourcing agreements where the average number of transactions per ATM was significantly higher than the average transactions per ATM of the existing installed base.

Salaries and benefits increased by 21%, and selling, general and administrative expenses increased by 14%, during 2004 compared to 2003 due to Euronet’s growing business in Asian markets, staffing for the outsourcing agreement in Romania and certain incentive compensation payments earned based on meeting or exceeding performance plans and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2004 decreasing to a total of 26% for 2004 compared to 32% for 2003. This decrease as a percentage of revenue reflects the leverage and scalability associated with increases in revenue without commensurate increases in salaries and benefits and selling, general and administrative expenses.

Depreciation and amortization expense for 2004 increased 16% compared to 2003. This increase is due to additional depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement in Poland implemented in the first half of 2004, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs during 2004. Management expects that depreciation levels in the future will grow at slower rates as more ATMs reach the end of their depreciable lives (and ATMs are not replaced), and we continue to move towards increasing the number of ATMs that we operate under ATM management agreements rather than as owner/operators.

Operating Income

Operating income for 2004 increased 126% over 2003 and operating margin as a percentage of revenue increased to 19% during 2004 from 13% for 2003. Operating income per transaction was $0.06 during 2004, the same as 2003 and operating income per ATM increased to $3,167 in 2004 from $2,108 in 2003. The continuing increases in operating income as a percentage of revenue and per ATM was due to significant growth in revenues and transactions without commensurate increases in operating expenses, as well as the continuing migration toward operating ATMs under management outsourcing agreements rather that ownership arrangements. In addition, in 2004 our EFT operations in India began managing a number of ATMs under outsourcing agreements sufficient to produce positive operating results in the latter part of 2004. Asia Pacific operating losses were reduced from $2.9 million in 2003 to $1.6 million in 2004. Management expects to produce operating income in this market during 2005.

2003 Compared to 2002

The table below summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2003 and 2002:

(dollar amounts in thousands)	Results for the Year Ended December 31, 2003	Pro Forma Results for the Year Ended December 31, 2002			Year over Year Change 2003 Compared to 2002 Pro Forma
		Entire Segment	U.K. Processing	Adjusted without U.K. Processing	Increase (Decrease)	% Increase (Decrease)
Total revenues	$52,752	$53,918	$12,736	$41,182	$11,570	28%

Operating expense:
Direct operating cost	21,990	26,694	8,317	18,377	3,613	20%
Salaries and benefits	11,093	8,928	1,055	7,873	3,220	41%
Selling, general and administrative	5,830	4,856	826	4,030	1,800	45%
Depreciation and amortization	7,192	8,631	1,887	6,744	448	7%

Total operating expenses	46,105	49,109	12,085	37,024	9,081	25%

Operating income	$6,647	$4,809	$651	$4,158	$2,489	60%

Transactions processed (millions)	114.7			79.2	35.5	45%
ATMs as of December 31	3,350			3,005	345	11%
Average ATMs	3,153			2,791	362	13%

2003 Sale of U.K. ATM Network

In January 2003, we sold our U.K. ATM network and simultaneously signed an ATM outsourcing agreement with the buyer of the network. We now operate the ATMs in that network under a five-year outsourcing agreement. With the sale, all employees of our U.K. subsidiary were transferred to the buyer. The results of operations for the U.K. ATM network continue to be included in continuing operations due to the ongoing revenues generated by the outsourcing agreement.

In order to provide a more meaningful comparison of the results for the year ended December 31, 2003 to the results for the year ended December 31, 2002, we have provided the “pro forma” schedule above that adjusts the 2002 revenues and expenses to exclude the U.K. ATM network business and include the benefits of the outsourcing agreement as if it were in effect for the year. This presentation is consistent with our presentation in the Form 8-K filing we made on January 17, 2003 relating to the sale of the U.K. ATM network.

Revenues

Total segment revenues for the year ended December 31, 2003 decreased 2% to $52.8 million from $53.9 million for the year ended December 31, 2002 primarily due to the sale of the U.K. ATM network. On a pro forma basis, if 2002 U.K. ATM network revenues are excluded and the related outsourcing revenues are included in the comparative amounts due to the sale of the U.K. ATM network, revenues increased 28% for the year ended December 31, 2003 over the year ended December 31, 2002 pro forma revenues.

Transaction growth in the EFT Processing Segment for the year 2003 as compared to 2002 was 45%. This is greater than both the increase in ATMs operated and revenue growth due to an increase in ATMs operated under management outsourcing agreements relative to Company-owned ATMs during these periods. As of December 31, 2003, we owned 25% of these ATMs (excluding those leased by us in connection with outsourcing agreements) and operated the remaining 75% under management outsourcing agreements, compared to 67% and 33%, respectively, as of December 31, 2002. Revenues generated from ATM management agreements often have a substantial monthly fee, as compared to a per transaction fee for Company-owned ATMs. This recurring fee comprises both fixed and variable revenue components. As a result, transactions on these machines generally increase faster than revenues. Substantially all of the increase in the number of ATMs from 2002 to 2003 was from ATM management agreements in Central Europe.

Of total segment revenue, approximately 51% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) for the year ended December 31, 2003 compared to 60% for the year ended December 31, 2002, as adjusted for the sale of the U.K. ATM network and related outsourcing agreement.

In the Czech Republic, beginning in November 2002, a single intra-regional interchange fee for ATM cash withdrawals was agreed to by Czech issuer banks for both Visa and Europay cards. For Visa cards, the fee is $1.00 and for Europay cards the fee is €1.20. Prior to these changes, the Company was averaging fees of approximately $1.40 per cash withdrawal in the Czech Republic. This intra-regional interchange fee had the effect of reducing revenues for our deployed machines in the Czech Republic by approximately $0.8 million in 2003. Additionally, the transactions per ATM in the Czech Republic trended downward during 2002 by approximately 15% from the first as compared to the fourth quarters, partially due to the increase in the interchange fee in late 2002 as well as certain competitive and other economic conditions. In 2003, transactions per ATM consistently trended above those of 2002 and more than offset the revenue decline in 2002.

Operating Expenses

For the year ended December 31, 2003, total segment operating expenses decreased 6%, or $3.0 million, to $46.1 million for the year ended December 31, 2003 from $49.1 million for the year ended December 31, 2002. The primary reason for the 2003 decrease was the sale and resulting elimination of the U.K. ATM network expenses in January 2003. However, as a percentage of revenues, operating expenses decreased to 87% of revenues in 2003 from 91% of revenues in 2002, reflecting the improved leverage, efficiency and scalability of the ATM management operations.

On a pro forma basis, operating expenses increased 25% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in operating expenses is primarily the result of additional expense to support the 45% increase in transactions and 13% increase in average ATMs for the year. Additionally, salaries increased as a result of resources necessary to support our operational growth during the period, the achievement of certain incentive awards and market development costs in Asia. Incentive compensation awards for 2003 were approximately $1.1 million in excess of those achieved in 2002. Operating expenses in Asia were approximately $2.9 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002.

Direct operating costs decreased to 42% of revenue for the year ended December 31, 2003 from 45% on a pro forma basis for the year ended December 31, 2002. This decrease is primarily due to the increased number of ATMs combined with an increase in the number of transactions on existing sites that have fixed direct operating expenses due to the move toward outsourcing from ownership. Additionally, during 2003 the Company recorded a gain of $0.8 million as an offset to direct operating expenses related to the sale of 272 Hungarian ATMs.

Direct costs per transaction have decreased to $0.19 per transaction in 2003 from $0.23 per transaction on a pro forma basis for 2002 because of increasing transaction volumes at existing sites, without commensurate increases in direct operating costs. Costs associated with these sites increase at a slower rate, or not at all, compared to transaction volumes. In addition, the number of ATMs that we operate under ATM management outsource agreements has increased as compared to ATMs that we own and operate. Outsourced ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, the customer retains certain operational cost responsibilities.

Gross margin, which represents revenue less direct operating costs, per ATM was $9,755 for 2003 and $8,171 for 2002 on a pro forma basis and gross margin per transaction was $0.27 and $0.29, respectively. Increases in gross margin per ATM are due to higher growth in transactions and revenues without commensurate increases in direct operating costs. Certain direct operating expenses such as maintenance, cash fill and supply and telecommunication costs are minimized or eliminated as we migrate toward ATM management outsource agreements and away from ATM ownership arrangements requiring the Company, as the owner of the ATM, to bear all of these costs. The slight trend downward in gross margin per transaction is primarily due to the increase in transactions under network sharing arrangements, certain ATM management outsourcing agreements and mobile recharge transactions at high volumes and lower than average rates per transaction.

Salaries and benefits for 2003 increased 41% over 2002 pro forma results and as a percentage of segment revenue increased to 21% during 2003 from 19% of revenue for 2002. These increases are primarily due to an increase in staff levels in Euronet’s Asian markets as well as certain incentive compensation related to recent contracts and bonuses for the achievement of certain performance objectives in 2003 that were not achieved in 2002.

Selling, general and administrative costs for 2003 increased $1.8 million over 2002 pro forma primarily because of an increase in market development expenses in our Asian business. Additionally, during 2003 approximately $0.5 million was provided as reserve for a loss on certain ATM disbursements resulting from a card association’s change in their data exchange format.

Operating Income

Operating income for 2003 increased 38% over 2002 and operating margin as a percentage of revenue increased to 13% during 2003 from 9% for 2002. On a pro-forma basis, operating income improved by 60% for the year ended December 31, 2003 over 2002. Operating margin per transaction was $0.06 and $0.05 for the years ended December 31, 2003 and 2002, respectively. Finally, operating margin per ATM was $2,108 and $1,490 for the years ended December 1, 2003 and 2002, respectively. These improvements are due to significant growth in revenues and transactions without commensurate increases in operating expenses, as well as the continuing migration toward operating ATMs under management outsourcing agreements, rather than ownership arrangements.

PREPAID PROCESSING SEGMENT

The Prepaid Processing Segment was established in 2003 with the acquisition of e-pay in February, followed by the acquisition of AIM in September and Transact in November. During 2004, the Company continued to grow the segment through acquisitions of Precept, EPS, CPI and Movilcarga. These transactions are more fully described in Note 4 – Acquisitions, to the Consolidated Financial Statements. To assist in better understanding the results of the Prepaid Processing Segment, pro forma results have been provided as if all acquired businesses were included in our consolidated results of operations as of January 1, 2003.

Due to the rapid growth of this segment of our operations, the following discussion and analysis will focus on comparisons of both actual results for 2004 and 2003 and, as appropriate, pro forma results prepared as if all acquisitions had taken place as of January 1, 2003. The following table summarizes the segments results for the years ended December 31, 2004 and 2003:

	Year Ended December 31,		Year over Year Change 2004 Compared to 2003 As Reported
(dollar amounts in thousands)	2004 As Reported	2003 As Reported	Increase (Decrease)	% Increase (Decrease)
Total revenues	$289,810	$136,185	$153,625	113%

Operating expense:
Direct operating cost	229,908	109,538	120,370	110%
Salaries and benefits	15,226	7,155	8,071	113%
Selling, general and administrative	10,048	3,937	6,111	155%
Depreciation and amortization	6,355	3,626	2,729	75%

Total operating expenses	261,537	124,256	137,281	110%

Operating income	$28,273	$11,929	$16,344	137%

Transactions processed (millions)	228.6	102.1	126.5	124%
POS count as of December 31	175,318	126,284	49,034	39%

	Year Ended December 31,		Year over Year Change 2004 Compared to 2003 Pro Forma
(dollar amounts in thousands)	2004 Pro Forma (unaudited)	2003 Pro Forma (unaudited)	Increase (Decrease)	% Increase (Decrease)
Total revenues	$305,130	$180,267	$124,863	69%

Operating expense:
Direct operating cost	239,604	137,183	102,421	75%
Salaries and benefits	15,675	10,782	4,893	45%
Selling, general and administrative	10,723	7,089	3,634	51%
Depreciation and amortization	7,260	6,087	1,173	19%

Total operating expenses	273,262	161,141	112,121	70%

Operating income	$31,868	$19,126	$12,742	67%

Summary

The Prepaid Processing Segment business has grown rapidly over the past 2 years as new retailers have been added and mobile operators have switched from scratch cards to distribution by electronic means, as well as through acquisitions. Growth in our prepaid business in any given market is driven by a number of factors. These factors include the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the general pace of growth in the prepaid mobile airtime market, our share of retail distribution capacity, and the level of commission that is paid to various intermediaries in the prepaid mobile airtime distribution chain.

The year-over-year actual and pro forma results for the Prepaid Processing Segment presented above reflect significant growth through acquisitions and growth in operations from businesses acquired during 2003. Growth in existing operations was predominantly from e-pay in the U.K., Ireland, Australia, Poland and New Zealand, and from our operations through Transact in Germany and PaySpot in the U.S. The U.K. and Australian mobile operators were among the first markets to aggressively promote the use of electronic top-up products instead of card products, which has significantly benefited e-pay. e-pay also benefited from strong sales in both 2004 and 2003, during which time it was successful in signing e-top-up distribution agreements with several major U.K. and Australian retailers. During 2004, the entire segment experienced the full year impact of retailer agreements signed and implemented during 2003. Growth in revenue and operating income on a pro forma basis during 2004 is the result of the start up of each of our acquired prepaid businesses complemented by the conversion of mobile operators from prepaid top-up using scratch card solutions to electronic top-up solutions, such as those we provide. In that we generally share with retailers the commissions we earn from the mobile operators, direct operating cost grew at rates similar to the revenue growth.

Revenues

Revenue of the Prepaid Processing Segment consists of commissions received from mobile and other telecommunication operators or transaction processing fees from prepaid wireless top-up distributors for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions of our mobile phone operator agreements, mobile phone operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our contracts with retailers in some markets, not all of these reductions are absorbed by Euronet. Therefore, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and direct costs with only a small, if any, impact on operating income. In Australia certain retailers negotiate directly with the mobile phone operators for their own commission rates. In addition to prepaid mobile airtime, we distribute small amounts of prepaid long distance phone time in the U.S., U.K. and Australia, and we expect to continue to do so. As other telecommunications and prepaid products are introduced, this mix is expected to change.

The Prepaid Processing Segment’s 2004 revenues increased 113% and total transactions processed increased 124% over 2003, reflecting growth in existing operations, the impact of our 2004 acquisitions and the full year effects of our 2003 acquisitions. On a pro-forma basis, 2004 revenues increased 69% over 2003 as a result of the addition of POS terminals throughout all of our markets, combined with mobile operators shifting from scratch card distribution to electronic distribution. Our 2004 acquisitions of Precept, EPS, CPI and Movilcarga contributed $22.7 million to 2004 revenues. The full year impact of the 2003 acquisitions of e-pay, AIM and Transact resulted in increased revenues of $131.2 million for 2004. Additionally, revenues have grown from the full year effects of retailer agreements implemented in 2003, as well as the expansion of operations in New Zealand, Ireland and Poland at various times during 2003. Approximately 70% of our 2004 revenue increase over 2003 was from the acquired entities’ growth subsequent to the date of acquisition resulting from contracts with many new retailers and through increased prepaid traffic over our existing terminals. We do not expect these growth rates to continue and, in certain markets, we have noticed the competitive effects of lower pricing and margins driven by certain mobile operations and retailers.

Revenue per transaction decreased to $1.27 for 2004 compared to $1.33 for 2003 due in large part to the full year impact of decreases in U.K. commissions from mobile operators during 2003. This decrease in commissions has had minimal impact on margins because of our ability to pass the reductions through to retailers. Moreover, further contributing to this decrease in average revenue per transaction was the full year inclusion of Transact, which we acquired in November 2003. The majority of the transactions processed by Transact earn revenues based on transaction fees from distributors, where the distributor directly contracts with the mobile operators for prepaid wireless airtime distribution and pay Transact a fee to process the related transactions.

Revenue growth in the mature markets of the U.K. and Australia has flattened substantially during 2004 as conversion from scratch cards to electronic top up approaches completion. We expect most of our growth from 2005 and beyond to derive from developing markets or markets in which there is organic growth in the prepaid sector, overall, or continued conversion from scratch cards to electronic top up.

Operating Expenses

Direct operating expenses in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. These expenditures vary directly with revenues and processed transactions.

Direct operating expenses increased by 110%, approximating the increase in both transactions and revenues. Direct operating expenses per transaction were $1.01 and $1.07 for the years ended December 31, 2004 and 2003, respectively. The decrease in cost per transaction is primarily due to two aspects of our businesses: (i) mobile operator rate decreases in the U.K., which were passed through to retailers; however, whether the mobile operators will change their commission structures, or whether any such change could be successfully passed through to retailers, cannot be projected, and (ii) the full year impact of the operations of Transact, which was acquired during November 2003; the majority of the transactions currently processed by Transact earn revenues based on a transactional fee structure with minimal or no related direct costs. We expect Transact’s proportion of the total prepaid business to continue to expand.

Gross margin, which represents revenue less direct costs, grew due to increases in transactions processed; however, it remained flat as a percentage of revenue and on a per transaction basis. Gross margin was 21% and 20% for 2004 and 2003, respectively, and gross margin per transaction was $0.26 for both years.

Although segment salaries and benefits expenses increased 113% for 2004 as compared to 2003, these expenses remained flat at 5% of revenue for both years. The salary increase year over year was the result of the inclusion of salaries of acquired entities, staffing to accommodate the transactional volume growth and annual merit increases.

Sales, general and administrative expense increased 155% during 2004 as compared to 2003 and represented 3.5% and 2.9%, respectively, of revenue. This increase is due to the additional expense contributed by the 2004 acquisitions, the full year impact of the Company’s 2003 acquisitions and increased costs associated with the revenue growth in this segment. The expansion of prepaid processing in U.S. market also contributed to both the total sales, general and administrative expense and expense as a percentage of revenue.

Depreciation and amortization expense, which primarily represents amortization of acquired intangibles, for 2004 was 75% higher than for 2003 due to the full year impact of the amortization of intangible assets acquired during 2003 as well as the current year amortization of intangible assets acquired during 2004. However, depreciation and amortization as a percentage of revenue decreased to 2.2% for 2004 from 2.7% for 2003, reflecting growth in revenues from e-pay, Transact and AIM subsequent to their acquisition, without commensurate increases in depreciation and amortization expense.

Operating Income

Operating income for 2004 increased 137% compared to 2003 and increased to 9.8% of revenue for 2004 from 8.8% of revenue for 2003 due to the significant growth in revenues and transactions processed, while slightly lowering our total operating costs as a percentage of revenue to 90% for 2004 compared to 91% for 2003. On a pro forma basis, operating income for 2004 increased 67% compared to 2003 and remained relatively flat at 10.4% of revenue for 2004, compared to 10.6% of revenue for 2003.

SOFTWARE SOLUTIONS SEGMENT

A comparative summary of the Statement of Operations for the Software Solutions Segment is presented below.

	Year Ended December 31,			2004 vs. 2003 % Increase (Decrease)		2003 vs. 2002 % Increase (Decrease)
(dollar amounts in thousands)	2004	2003	2002
Total revenues	$13,670	$15,470	$17,130	(12%	)	(10%	)

Operating expense:
Direct operating cost	566	829	788	(32%	)	5%
Salaries and benefits	8,456	9,716	12,095	(13%	)	(20%	)
Selling, general and administrative	1,882	2,328	2,782	(19%	)	(16%	)
Depreciation and amortization	975	1,160	1,031	(16%	)	13%

Total operating expenses	11,879	14,033	16,696	(15%	)	(16%	)

Operating income	$1,791	$1,437	$434	25%		231%

The Software Solutions Segment recognizes revenue from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution. The components of Software Solutions revenue are summarized in the following table:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Software license fees	$2,426	$3,750	$6,365
Professional service fees	5,035	5,687	4,648
Maintenance fees	5,927	5,679	5,476
Hardware sales	282	354	641

Total Revenue	$13,670	$15,470	$17,130

Revenues

Total software revenues decreased 12% for the year ended December 31, 2004 compared to the year ended December 31, 2003, and they decreased 10% from the year ended December 31, 2002 to 2003. The decline from 2002 to 2003, and a portion of the decline from 2003 to 2004 was due to a decrease in revenue recognized from the sale of software licenses to Fidelity National Financial (FNF), formerly Alltel Information Systems. Revenues recognized related to this contract totaled to $3.5 million, $0.7 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The current year decrease over the prior year is generally in line with expectations. In 2003, we entered into several significant contracts that resulted in increased license and professional services revenue. In 2004, the business mix reflected a larger percentage related to professional service contracts to upgrade our clients to a standardized release level, which typically generate lower revenues. This is consistent with the Software Solutions’ long-term strategy to position our client base to take advantage of our new license offerings.

Together, both software license fees and professional service fees decreased by $2.0 million for the year ended December 31, 2004 to $7.5 million for the year ended December 31, 2004 from $9.4 million for the year ended December 31, 2003 and decreased by $1.6 million during 2003 from $11.0 million for the year ended December 31, 2002. Based on our projections and the focus on supporting other divisions within the Company, the level of software license fee and professional fee revenues for 2005 is anticipated to remain consistent with the 2004 levels. Maintenance fees have remained relatively flat for all three years due to increased completion of software delivery components of the contracts offset by the reduction of maintenance for FNF. Since hardware sales are an incidental component to the segment’s software license and professional service products, the decreases from 2002 to 2003 and from 2003 to 2004 are also related to the decrease in software license fees and professional service fees.

Software Sales Backlog

“Software sales backlog” is defined as fees specified in contracts that have been executed and for which we expect recognition of the related revenue within one year. Our backlog was $4.3 million, $5.3 million and $4.9 million as of December 31, 2004, 2003 and 2002, respectively. The average backlog for 2003 was $5.0 million, and for 2004 was $4.9 million. There can be no assurance that the contracts included in these backlog figures will generate revenue within the one-year period.

Operating Expenses

Direct operating costs consist of hardware costs and distributor commissions. Hardware costs are incidental to our software license fee and professional service products and have decreased relative to hardware sales. Direct operating costs decreased 32% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and increased 5% for the year ended December 31, 2003 as compared to December 31, 2002. The majority of the decrease for 2004 related to reductions in distributor commissions commensurate with the decrease in sales. We expect to continue pursuing strategic distributor relationships during 2005.

Salary and benefits expense decreased 13% for the year ended December 31, 2004 as compared to year ended December 31, 2003 and decreased 20% for the year ended December 31, 2003 as compared to year ended December 31, 2002. These decreases are the result of our cost control efforts.

Selling, general and administrative expenses decreased 19% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and decreased 16% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease in 2003 related to the renegotiation of certain telecommunication contracts, and in 2004 related to the continuing efforts to control expenses by reducing rental, insurance, banking and other administrative costs.

We capitalize software development costs on a product-by-product basis once technological feasibility is established. Technological feasibility is established after the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We capitalized $0.7 million, $1.2 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002. We are continuing the development, maintenance and enhancement of our products, and total research and development costs for software products to be sold, leased or otherwise marketed, including amounts capitalized, which were $2.7 million, $4.1 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Operating Income

The segment’s total operating income increased 25% from 2003 to 2004 and 231% from 2002 to 2003. This overall improvement is due to the operating efficiencies and management of costs as discussed above.

CORPORATE SERVICES SEGMENT

The components of Corporate Services Segment direct operating expenses were:

	Year Ended December 31,			2004 vs. 2003 % Increase (Decrease)	2003 vs. 2002 % Increase (Decrease)
(dollar amounts in thousands)	2004	2003	2002
Salaries and benefits	$4,642	$3,218	$1,989	44%	62%
Selling, general and administrative	5,021	3,355	3,576	50%	(6%	)
Depreciation and amortization	149	84	56	77%	50%

Total direct operating expenses	$9,812	$6,657	$5,621	47%	18%

Operating expenses for the Corporate Services Segment increased by 47% for the year ended December 31, 2004 from the year ended December 31, 2003 and 18% from the year ended December 31, 2002 to 2003. The increase in 2004 is primarily attributable to professional fees for Sarbanes-Oxley compliance and resources to support the significant growth in the business. We estimate that we incurred approximately $1.5 million in 2004 to fulfill the requirements of Sarbanes Oxley compliance. These costs are expected to continue and will likely increase. The 18% increase for 2003 over 2002 is largely attributable to the achievement of performance bonuses in 2003 that were not achieved in 2002, coupled with increased insurance costs and costs related to certain additional staffing added in the second half of 2002.

NON-OPERATING RESULTS

Interest Income

Interest income increased by $1.7 million to $3.0 million for the year ended December 31, 2004 from $1.3 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively. The increase for 2004 is due to increases in cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the growing Prepaid Processing Segment, increases in average balances held in operational accounts that earn interest and a slight increase in 2004 in the average interest rate earned as compared to 2003. The 2003 increase is the result of interest earned on restricted cash with respect to the administration of customer collection and vendor remittance activities of the Prepaid Processing Segment.

Interest Expense

Interest expense remained approximately flat for 2004, totaling $7.3 million, compared to $7.2 million for 2003. Although our overall debt level increased from $65.0 million as of December 31, 2003 to $166.2 million as of December 31, 2004. Substantially all of this increase occurred near the end of the 2004 upon the December 15 completion of the $140 million in contingently convertible debenture offering described in Note 12 – Debt Obligations to the Consolidated Financial Statements. Since this transaction occurred so close to the end of the year and accrues interest at 1.625%, the impact on 2004 was negligible.

Interest expense for the year ended December 31, 2003 increased by $0.9 million to $7.2 million from $6.3 million for the year ended December 31, 2002, primarily due to an increase of $0.6 million in interest related to the Senior Discount Notes resulting from a weakening of the U.S. dollar relative to the euro during 2003 as well as $1.7 million of interest on indebtedness incurred for the acquisition of e-pay. This increase was substantially offset by the reduction in interest expense as a result of the full year effect of a $9.0 million cash redemption of our euro-denominated Senior Discount Notes made in July 2002 as well as net reductions in capital lease obligations of $1.1 million.

Gain on sale of U.K. ATM network

In January 2003, we sold 100% of the shares in our U.K. subsidiary for $29.4 million. Concurrently with this sale, we signed a services agreement with the buyer whereby the EFT Processing Segment will provide ATM operating, monitoring and transaction processing services to the buyer through December 31, 2007. As a result of this sale, we recognized a gain on the sale of $18.0 million and deferred the recognition of $4.5 million in revenue, which will be recognized ratably over the five-year service agreement. Moreover, we recognized no tax expense on this sale as a result of the favorable treatment of such gains between the Netherlands, where the parent of the U.K. subsidiary is incorporated, and the U.K. The U.K.’s results continue to be included in continuing operations due the ongoing outsourcing revenues as well as those deferred.

Loss on Facility Sublease

We incurred a loss of $0.3 million in 2002 related to the sublease of excess office space. We subleased approximately 5,400 square feet in August 2002 to an unrelated third-party under a non-cancelable sublease agreement at lease rates lower than those being paid by Euronet for the space.

Equity in income and losses from Equity Unconsolidated Subsidiaries

Euronet recorded $0.3 million and $0.5 million in equity in income from unconsolidated subsidiaries during 2004 and 2003, respectively, primarily as a result of our 40% share of net income in e-pay Malaysia. The equity loss of $0.2 million during 2002 resulted from the Company’s share of losses of CashNet Egypt.

Loss on Early Retirement of Debt

We recorded a loss on early retirement of debt of $0.9 million during 2004 related to the redemption and repayment of the remaining $43.5 million 12 3/8% Senior Discount Notes. Additionally, Euronet recorded a loss on early retirement of debt of $1.0 million in 2002 primarily due to the exercise of our rights to redeem $9.7 million in partial redemption of its 12 3/8% Senior Discount Notes. These transactions are further described in Note 12 – Debt Obligations to the Consolidated Financial Statements.

Foreign Exchange Loss

Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded net foreign exchange losses of $0.4 million, $9.7 million and $4.2 million for 2004, 2003 and 2002, respectively. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income or loss. A significant portion of our assets and liabilities are denominated in the euro, British pounds, and other currencies, including capital lease obligations, notes payable, cash and cash equivalents, and investments. The significant strengthening of the euro and British pound against the U.S. dollar is the primary source of the losses incurred during 2004 and 2003, while the losses for 2002 resulted primarily due to fluctuations of the U.S. dollar against the euro. It is our intention to attempt to match local currency receivables and payables, thereby minimizing exposure to foreign currency fluctuations.

Income Tax Expense

Tax expense on income from continuing operations was $11.5 million and $4.2 million for the years ended December 31, 2004 and 2003, respectively, as compared to a tax benefit of $2.3 million for 2002. Tax expense for 2004 comprises of $7.2 million in tax expense related to the Prepaid Processing Segment and $4.3 million in tax expense related to the EFT Processing Segment. The 2003 tax expense comprises $2.8 million in tax expense related to the Prepaid Processing Segment, $1.9 million in tax expense related to the EFT Processing Segment, and $0.5 million in tax benefit related to corporate. The income tax benefit for 2002 was primarily the result of utilizing U.S. tax loss carryforwards generated in prior years to offset the taxable gain resulting from the DASH sale, as well as the recognition of deferred tax benefits from foreign tax loss carryforwards anticipated to be utilized over the subsequent two years.

The increase in tax expense is due to the growing profitability of individual companies in the Prepaid Processing and EFT Processing Segments, particularly in Western Europe and Australia, together with the inclusion of e-pay and transact for the full year ended December 31, 2004 compared to only eleven months and two months, respectively, during the year ended December 31, 2003.

Our 2004 effective tax rate on pretax income from continuing operations was 38.4% compared to 26.2% and (19.2%) for the years ended December 31, 2003 and 2002, respectively. The effective tax rate for the year ended December 31, 2003 included a non-taxable gain on the sale of the U.K. ATM network, which resulted in a low effective tax rate. If this gain were not included in the prior year, the effective tax rate would have been significantly higher than the effective tax rate for the year ended December 31, 2004. Accordingly, excluding the gain in 2003 from the effective tax rate calculation, the effective tax rate for the year ended December 31, 2004 would have decreased significantly over the prior year. This improvement was largely the result of improving operating profits in countries with low tax rates. However, the effective tax rate is higher than the weighted average statutory tax rate applicable in the profitable countries because we have not recorded tax benefit for pretax losses generated in certain countries. If these countries begin to generate pretax income, and it becomes evident that it is more likely than not that their net operating loss carry forward will offset such income, we expect that our effective tax rate will decrease as we recognize the tax benefit of the losses.

We determine income tax expense and pay income taxes based upon enacted tax laws and regulations applicable in each of the taxing jurisdictions where we conducts business. Based on our interpretation of such laws and regulations, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated tax effects of certain transactions, business ventures, contractual and organizational structures, projected business unit performance, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws and regulations or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect to our financial statements.

Minority Interest

Minority interest includes the elimination of the net income (loss) attributable to the minority shareholders’ portion of P. T. Euronet Sigma Nusantara, an Indonesia company, and Movilcarga, which was established in November 2004. We own 87.5% of the share capital of P.T. Euronet Sigma Nusantara and 80% of Movilcarga.

Discontinued Operations

In January 2002, we sold substantially all of the DASH assets to FNF (formerly Alltel Information Systems) for $6.8 million in cash. We recorded a pre-tax gain of approximately $4.8 million related to this transaction. We reported income (net of tax) from the discontinued operations of DASH of $3.1 million in 2002 (including the gain on sale).

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

Net Income (Loss)

We recorded net income of $18.4 million and $11.8 million for 2004 and 2003, respectively, compared to a net loss of $6.5 million for 2002.

In summary, 2004’s net income of $18.4 million was largely the result of $35.3 million in operating income reduced by net interest expense of $4.3 million, loss on early retirement of debt of $0.9 million, foreign exchange losses of $0.4 million and income tax expense of $11.5 million, offset by $0.3 million in equity in income from unconsolidated subsidiaries. The net income for 2003 of $11.8 million resulted from operating income of $13.3 million, increased by the $18.0 million gain on the sale of the U.K. ATM network and $0.5 million in equity in income from unconsolidated subsidiaries, offset by net interest expense of $6.0 million, income tax expense of $4.2 million and foreign exchange losses of $9.7 million. For the year 2002, the net loss of $6.5 million was mostly the result of losses from operations of $0.4 million increased by net interest expense of $6.0 million, loss on early retirement of debt of $1.0 million and foreign exchange losses of $4.2 million, offset by income from discontinued operations of $3.1 million and $2.3 million in income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

Our balance of cash and cash equivalents was $124.2 million and the balance of restricted cash was $69.3 million as of December 31, 2004. Restricted cash represents cash held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. The remaining restricted cash is cash provided by banks participating in our ATM network and cash pledged to cover guarantees on financial instruments (See Note 6 - Restricted Cash to the Consolidated Financial Statements). During 2004, approximately $4.2 million was released from restricted cash held as collateral on standby letters of credit. The release of restricted cash occurred in connection with the execution of a $10 million unsecured revolving line of credit entered into in February 2004. Previously, stand-by letters of credit were secured by cash deposits.

Cash flow from operations contributed approximately $44.6 million, $21.7 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002. Prior to 2002, Euronet’s cash flows from operations were negative. Operations and capital expenditures were funded through proceeds from debt and equity offerings as well as through capital lease financings. Acquisitions during 2003 and 2004 were funded through a combination of cash, debt and equity; approximately $27.5 million of such cash was generated through net proceeds from the sale of the U.K. ATM Network.

Operating cash flows

Cash flows provided by operating activities increased to $44.6 million in 2004 and $21.7 million in 2003. The 2004 increase was due to stronger operating profit in all segments. The 2003 increase was primarily due to operating cash flows from e-pay, acquired in February 2003. The increase in depreciation and amortization, a non-cash expense, also contributed to the improvement in operating cash flows for 2004 and 2003.

Investing activity cash flow

Cash flows used in investing activities were $25.1 million in 2004 compared to $29.2 millions for 2003. The 2004 investing activities included $14.3 million for the acquisition of Precept, EPS, CPI and Movilcarga, and capital expenditures of $8.7 million. The 2003 increase was primarily due to the acquisitions of e-pay, Transact and AIM, requiring approximately $49.4 million in cash, offset by the sale of the U.K. ATM network providing $27.5 million in net cash proceeds.

Financing activity cash flows

Cash flows from financing activities increased to $82.2 million in 2004 and $15.2 million in 2003. The increase for 2004 was primarily a result of the proceeds from the issuance of $140 million convertible debenture, offset by repayments of other long-term borrowings. The 2003 increase resulted from a net increase in proceeds from the issuance of equity and borrowings, combined with a decrease in notes payable and capital lease repayments of $3.6 million.

Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.

Credit agreements

In February 2004, we entered into a two-year unsecured revolving credit agreement with a bank providing a facility of up to $10 million. In October 2004, this facility was canceled and replaced by a $40 million revolving credit agreement with a bank. The $40 million revolving credit agreement comprises a $10 million facility among our holding company, Euronet Worldwide, Inc. and certain U.S. subsidiaries and a $30 million facility among certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. Borrowings under the $10 million facility bear interest at either a Prime Rate, plus an applicable margin specified in the respective agreement or a rate fixed for up to 30- to 90-day periods equal to the London Interbank Offered Rate (LIBOR), plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 66% of the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by all U.S. subsidiaries. Borrowings under the $30 million facility may be drawn in U.S. dollars, euros, and/or British pound. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euros or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or the LIBOR rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. The $30 million facility may be expanded to a maximum of $33 million, resulting from certain exchange rate fluctuations. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries. These agreements expire during October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. As of December 31, 2004, we had stand by letters of credit totaling $2.9 million outstanding against these facilities and we were in compliance with all covenants. At December 31, 2004 we had $37.1 million available under these revolving credit agreements.

Convertible Debt

On December 15, 2004, we closed the sale of $140 million of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). The net proceeds, after fees totaling $4.4 million, were $135.6 million. The $4.4 million in fees has been deferred and will be amortized over five years, the term of the initial put option by the holders of the Convertible Debentures.

The Convertible Debentures have an annual interest rate of 1.625% and are convertible into shares of Euronet Common Stock at a conversion price of $33.63 per share only upon the occurrence of certain events. We will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the Convertible Debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by us for five years but are redeemable at par at any time thereafter. Holders of the Convertible Debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of Euronet. These terms and other material terms and conditions applicable to the contingent convertible senior debentures are set forth in the indenture governing the debenture.

Senior Discount Notes

As of December 31, 2003, the balance outstanding under our long-term Senior Discount Notes was $43.5 million, Commencing July 1, 2002, we could at any time exercise the right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption was subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes. On July 1, 2003, the early redemption premium stepped down from 6% to 4%, and then decreased to 2% on July 1, 2004 and no premium from July 1, 2005 and thereafter. The balance outstanding of $43.5 million was redeemed and repurchased during 2004.

Debt and Payment Obligations Related to Acquisitions

In February 2003, we incurred indebtedness in the aggregate amount of approximately $27 million in connection with the acquisition of e-pay and in January 2004 we incurred $4.0 million in connection with the acquisition of Precept. Since incurring this indebtedness, all amounts have been either repaid or converted to equity. Cash repayments were made through cash available from operations and from the proceeds of our 2004 Convertible Debenture offering.

In addition to these debt obligations, as provided in our share purchase agreement with the selling shareholders of Transact, during January and February 2005 we paid an “earn-out” totaling $39.1 million. This payment was settled through the issuance of 598,302 shares of Company Common Stock and €18.7 million (approximately $24.5 million) in cash. This cash payment was accrued as a current liability as of December 31, 2004. We also recorded approximately $13.0 million as of December 31, 2004 for the second payment in connection with the acquisition of the Movilcarga assets.

Equity Offerings

In November 2003, we raised $20 million in cash through the issuance of approximately 1.1 million shares of our Common Stock to Fletcher International, Ltd. (“Fletcher”). In this transaction, Euronet granted Fletcher certain “additional investment rights” entitling

Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights were to be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights were exercisable by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which could be extended under certain circumstances. The additional investment rights, under certain circumstances, could be exercised on a “net settlement basis,” under which Fletcher was not required to purchase shares, but received a number of shares of Common Stock that corresponded to any discount between the price Fletcher was to pay for the stock and the then-current market price of the Common Stock that Fletcher could have purchased from Euronet.

In April 2004, Fletcher exercised 50% of its additional investment rights in accordance with its agreement with Euronet, resulting in a net share settlement to Fletcher of 233,451 shares. In May 2004, Fletcher delivered a notice of exercise of the remaining 50% of their additional investment rights, which would result in a net share settlement to Fletcher of 190,248 shares. In November 2004, Fletcher delivered a revised notice of exercise of the remaining 50% of its additional investment rights, claiming entitlement to 319,024 shares based upon the position that such exercise superseded the notice delivered in May 2004. Euronet contested that revised notice and on December 3, 2004 issued Fletcher 190,248 shares as provided in the earlier exercise. In December 2004, Fletcher notified Euronet that it considered Euronet in breach of its obligations under the placement agreement creating the additional investment right. We believe we have honored all of our obligations under the placement agreement with Fletcher relating to the additional purchase rights and that Fletcher’s assertion of default is without basis. We will vigorously defend any attempt on Fletcher’s part to claim the 128,776 shares, which is the difference between Fletcher’s November claim and the May claim.

Effective July 1, 2001, we implemented our Employee Stock Purchase Plan, or ESPP, under which employees have the opportunity to purchase Common Stock through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. We completed a series of offerings of three months duration with new offerings commencing at the beginning of each quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments.

Under the provisions of the ESPP, we reserved 500,000 shares of Common Stock all of which we had issued as of December 31, 2002. In February 2003, we adopted a new ESPP and reserved 500,000 shares of Common Stock for issuance under that plan. During the years ended December 31, 2004 and 2003, we issued 44,670 and 66,524 shares at an average price of $16.00 and $8.22 per share, resulting in proceeds to us of approximately $0.7 million and $0.5 million, respectively.

In 2004, we made matching contributions of 11,482 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2003. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of December 31, 2004, total employer matching contributions since inception of the plan have consisted of 65,419 shares under the basic match and 16,274 shares under the discretionary matching contribution. See Note 19 –Employee Benefit Plans to the Consolidated Financial Statements.

Leases

In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2005 and 2011. The leases bear interest between 2.5% and 12% per year. As of December 31, 2004, we owed $21.3 million under these capital lease arrangements. The majority of these lease agreements are in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases are fully cancelable in the unlikely event the bank or we were to cancel the related outsourcing agreement. We expect that our capital requirements will continue in the future, although our strategy is to focus more on ATM outsourcing opportunities rather than ATM ownership and deployment as well as redeployment of under-performing ATMs will reduce capital requirements. Moreover, we expect that, if terms were acceptable, we would acquire more ATMs from banks related to corresponding outsourcing and lease agreements.

Capital Expenditures and Needs

In the Prepaid Processing Segment, approximately 30,000 of the more than 175,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As the

Prepaid Processing Segment’s business expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to remain at a similar percent of total terminals operated.

We are required to maintain ATM hardware and software in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, MasterCard and Visa (EMV). Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. Upgrades to our ATM software and hardware were required in 2004 and continue into 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; our capital expenditures necessary to complete these upgrade requirements is approximately $3.0 million to $4.0 million. We will meet this obligation through cash flows and capital lease transactions.

Capital expenditures, including fixed assets, capital leases and purchased software, for 2004 were $22.8 million, $5.3 million for 2003 and $8.0 million for 2002. This increase is due primarily to ATM outsourcing agreements in Hungary and Poland and ATM upgrades in Germany. The reductions in capital expenditures in 2003 compared to 2002 generally related to our strategy shift from owning ATMs to managing ATMs on an outsourced basis. In 2003 and 2002 we were increasing the number of ATMs we independently owned and operated. In addition, in 2002 we commissioned our new EFT processing data center in Budapest, Hungary as well as the alternative business interruption center in Budapest.

Capital expenditures for 2005 are estimated to be approximately $10 million to $12 million. This increase is largely the upgrade of ATMs to meet EMV requirements and “micro-chip” card technology, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software. With respect to the remaining capital expenditures, we anticipate that we will fund their purchases under lease terms acceptable to us or with cash.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

We have certain significant off balance sheet items (see Note 26 - Commitments and Contingencies to the Consolidated Financial Statements).

We entered into three acquisition agreements during 2004 and two acquisitions in 2003 that include obligations to make additional payments to the sellers based upon the future performance of the businesses acquired. The purchase agreements for EPS, CPI, Movilcarga, Transact and AIM contain earn-out provisions requiring issuance of cash or Euronet Common Stock, subject to performance criteria. We estimate that the earn-outs for EPS and CPI will be approximately $0.2 million and $0.3 million, respectively, as well as between €7.0 million to €10.0 million (approximately $9.6 million to $13.7 million) for Movilcarga. The earn-out for Transact has been determined at $39.1 million. The earn-out obligation for AIM was fully settled through the issuance of Euronet Common Stock in September 2004. The Transact earn-out was fully settled in cash and common stock subsequent to December 31, 2004. We can offer no assurances that we will be able to generate sufficient cash from operations or obtain financing to meet remaining our obligations when due.

See Note 4 - Acquisitions to the Consolidated Financial Statements for a more complete description of these acquisitions.

The following table summarizes our contractual obligations as of December 31, 2004:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$185,500	$2,275	$4,550	$4,550	$174,125
Acquisition earn-out obligations	65,600	52,600	13,000	—	—
Capital leases	26,670	6,723	11,514	5,119	3,314
Operating leases	17,333	3,843	7,122	5,288	1,080
Lines of credit	2,998	2,998	—	—	—
Operating and asset based indebtedness	1,864	1,864	—	—	—
Purchase obligations	19,168	7,743	7,812	2,545	1,068

Total	$319,133	$78,046	$43,998	$17,502	$179,587

For additional information on each of these items, see Note 12 –Debt Obligations and Note 15 – Leases to the Consolidated Financial Statements. Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.

As of December 31, 2004, we have standby letters of credit issued on its behalf in the amount of approximately $2.9 million. These standby letters of credit are fully collateralized by cash deposits held by the respective issuing banks.

We are from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon our consolidated results of operations or financial condition.

Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of December 31, 2004, Euronet Worldwide, Inc. had granted guarantees of the following obligations and amounts:

•	Cash in various ATM networks - $14.2 million over the five- to six-year terms of the cash supply agreements.

•	Vendor supply agreements - $2.3 million over the term of the vendor agreements.

•	Commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million as of December 31, 2004.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications.

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with our disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management of the Company to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3 - Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for assessing the collectibility of accounts receivable, computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with “Risk Factors.” Actual results could differ materially from the results anticipated by these forward-looking statements.

Accounting for Income Taxes

The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

We have significant tax loss carryforwards and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded, net of a valuation allowance based on an assessment of each entity’s or group of entities’ ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 16 - Taxes to the Consolidated Financial Statements, gross deferred tax assets were $31.6 million as of December 31, 2004, substantially offset by a valuation allowance of $21.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004.

As requisite history of taxable income is established in certain of the countries in which we operate and baseline forecasts project continued taxable income in these countries, we will reduce the valuation allowance for those deferred tax assets that will be considered realizable.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant & equipment and intangibles assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, the Company may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger acquisitions management engaged an appraiser to assist in the evaluation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2004, the Company’s balance sheet included goodwill of $183.7 million, 99% of which relates to the Company’s Prepaid Processing Segment, and acquired intangible assets, net of accumulated amortization, of $28.9 million, all of which relates to Prepaid Processing Segment.

Upon adoption of SFAS No. 142, on an annual basis and whenever events or circumstances indicate that the assets may be impaired, the Company is required to identify and determine the carrying value of its reporting units, by assigning assets and liabilities, including goodwill and intangible assets. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests during 2004, 2003 and 2002, as well as the initial impairment test upon adoption of SFAS No. 142 in 2002, indicated that there were no impairments. Estimating the future cash flows of our reporting units requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, the Company may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

SUBSEQUENT EVENTS

Acquisition of Dynamic TeleCard, Inc.

In March 2005 the Company acquired the assets of Dynamic TeleCard, Inc. (DTC), a U.S.-based top-up company that distributes prepaid services via POS terminals. DTC delivers several types of prepaid products including wireless, long distance and gift cards. The assets of DTC were initially purchased on an “earn-out” basis through the issuance of 434,116 shares of Euronet Common Stock, of which 206,547 shares will be held in escrow and released, subject to certain performance criteria and indemnification claims. The earn-out will be calculated based on certain 2005 performance criteria as specified in the purchase agreement, and is estimated to be between $7 million and $10 million. The Company has the option of paying the earn-out in Euronet Common Stock or a combination of cash and Euronet Common Stock.

BALANCE SHEET ITEMS

Cash and Cash Equivalents

The increase of cash and cash equivalents to $124.2 million at December 31, 2004 from $19.2 million at December 31, 2003 is due primarily to the following activity:

•	Cash flow from operations of $44.6 million

•	Proceeds of $135.6 million from the issuance of the 2004 Convertible Debentures

•	Additional cash borrowings of $9.7 million

•	Net proceeds from stock issuances, exercise of stock options, warrants and employee share purchases of $9.8 million

•	Offset by:

•	cash investments in the acquisition of our four new Prepaid Processing Segment businesses of $14.3 million

•	purchase of $11.2 million of fixed assets and other long-term assets

•	debt and lease repayments of $72.9 million

•	the remaining difference is attributable to the effect of exchange differences on cash and other items.

Restricted Cash

Restricted cash increased to $69.3 million at December 31, 2004 from $58.3 million at December 31, 2003. Of those balances, $64.6 million and $52.1 million as of December 31, 2004 and 2003, respectively, is cash held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account. The increase over prior year is a result of the increased revenue at the end of 2004 as compared to the end of 2003 that is awaiting settlement with the mobile operators. The remaining balances of restricted cash represent primarily ATM deposits and collateral on stand-by letters of credit, which have decreased slightly during 2004 due to the release of amounts held as collateral on letters of credit.

Inventory - PINs and other

Inventory - PINs and other increased to $18.9 million at December 31, 2004 from $2.8 million at December 31, 2003. Inventory—PINs and other includes prepaid personal identification number (PIN) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S., and Poland and, to a lesser extent, the U.K. and Germany. Inventory—PINs and other also includes smaller amounts for POS terminals and ATMs held for sale. The increase over 2003 resulted from the 2004 acquisitions of Precept, EPS and CPI, as well as the expansion of e-pay into Poland, where PINs are the predominant method of purchasing prepaid mobile airtime.

Trade Accounts Receivable, net

Trade accounts receivable increased to $110.3 million at December 31, 2004 from $75.6 million at December 31, 2003. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. The increase of $34.7 million over the prior year is primarily due to growth in the Prepaid Processing Segment through the 2004 acquisition of Precept, EPS, CPI and Movilcarga, as well as expansion of Prepaid Processing into Poland and growth in revenue in the U.K., Australia and Germany.

Property, Plant and Equipment, net

Net property, plant and equipment increased to $39.9 million at December 31, 2004 compared to $20.7 million at December 31, 2003. This net increase of $19.2 million, which includes cash purchases of $8.7 million and assets financed under capital lease arrangements of $14.1 million, was due mainly to four factors: (i) $14.3 million in ATM purchases and upgrades, primarily in Poland, Germany and Hungary; (ii) the addition of $3.6 million in POS terminals for existing business in the Prepaid Processing Segment, primarily in Poland and the U.S.; (iii) the addition of $1.6 million for additional processing center equipment in Hungary to handled increased EFT transaction volumes; and (iv) the addition of $1.2 million related to 2004 acquisitions. Other fixed asset additions to office equipment and computer hardware and software totaled $3.6 million. These additions were offset by $10.9 million in depreciation expense for 2004. The remaining change was due to fluctuations in exchange rates relative to the U.S. dollar during 2004.

Intangible Assets and Goodwill, net

Net intangible assets and goodwill increased to $212.6 million at December 31, 2004 from $111.3 million at December 31, 2003 due to the acquisition of Precept, EPS, CPI and Movilcarga and the earn-out payments for AIM and Transact. In accordance with SFAS 142, goodwill and intangible assets are reviewed at least annually for possible impairment.

The following table summarizes the Company’s net intangible assets as of December 31, 2004:

	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Intangible Assets related to (in thousands):
1999 German acquisition of ATMs	$—	$2,388	$2,388
2003 acquisition of e-pay	13,629	61,272	74,901
2003 acquisition of AIM	493	6,916	7,409
2003 acquisition of Transact	5,677	63,512	69,189
2004 acquisition of Precept	3,040	16,309	19,349
2004 acquisition of EPS	455	1,496	1,951
2004 acquisition of CPI	1,101	5,186	6,287
2004 acquisition of Movilcarga	4,535	26,589	31,124

Total	$28,930	$183,668	$212,598

Deferred Tax Assets

Current deferred tax assets decreased to $1.6 million at December 31, 2004 from $2.5 million at December 31, 2003. The decrease is primarily due to (i) the utilization of previously recognized deferred tax assets from net operating losses and (ii) a reduction of previously recognized deferred tax assets resulting from an audit adjustment of Hungary’s net operating losses offset in part by (i) the release of valuation allowances on previously unrecognized deferred tax assets from net operating losses and other temporary differences for certain entities and (ii) the recognition of other current deferred tax assets generated during 2004.

Long-term deferred tax assets increased to $8.5 million at December 31, 2004 from $0.3 million at December 31, 2003. The increase is primarily due to the recognition of other long-term deferred tax assets generated during 2004.

Other Assets

Other assets increased to $12.7 million at December 31, 2004 from $4.5 million at December 31, 2003. The increase during 2004 is due to the capitalization of deferred financing costs of $4.4 million related to the $140 million Convertible Debentures, the purchase of ATX Software Ltd. for $2.9 million (see Note 4 – Acquisitions to the Consolidated Financial Statements) and the payment of long-term deposits of $1.1 million in India.

Trade Accounts Payable

Trade accounts payable increased to $155.1 million at December 31, 2004 from $97.2 million at December 31, 2003. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. The increase of $57.9 million over the prior year is primarily due to growth in the Prepaid Processing Segment through the 2004 acquisitions of Precept, EPS, CPI and Movilcarga, as well as growth in revenue in the U.K., Australia and Germany.

Accrued Expenses and Other Current Liabilities

Accrued expenses increased to $107.6 million at December 31, 2004 from $36.2 million at December 31, 2003. Included in the balance as of December 31, 2004 is $39.1 million and $13.0 million in accrued purchase price payable related to the Transact earn-out and Movilcarga acquisition, respectively. The remaining $19.3 million increase over prior year is related to the administration of customer collection and vendor remittance activities in the Prepaid Processing Segment.

Short Term Debt Obligations

Short-term debt obligations increased to $4.9 million and $4.0 million at December 31, 2004 and 2003, respectively, which have a weighted average interest rate of 6% for both years. The increase was primarily due to additional borrowings used for the continued expansion of ATM business in India and additional funds needed to support holiday transaction levels in the Czech Republic, which was paid down in January 2005.

Capital Leases

Total capital lease obligations including current installments increased to $21.3 million at December 31, 2004 from $5.2 million at December 31, 2003. This increase is due primarily to ATM outsourcing agreements in Hungary and Poland and ATM upgrades in Germany.

Deferred Tax Liabilities

Current deferred tax liabilities increased to $1.9 million at December 31, 2004 from $1.4 million at December 31, 2003. The increase of $0.5 million is largely attributable to the deferred tax effect of the amortization of intangible assets acquired in connection with the U.S. prepaid and Movilcarga acquisitions.

Non-current deferred tax liabilities increased to $17.5 million at December 31, 2004 from $7.8 million at December 31, 2003. Of this increase, $3.3 million is attributable to the deferred tax effect of the amortization of intangible assets acquired in connection with the acquisitions of the U.S. prepaid businesses and Movilcarga. The remaining portion of the increase is primarily due to (i) deferred taxes on undistributed earnings from e-pay’s minority interest in e-pay Malaysia and (ii) the recognition of other long-term deferred tax liabilities generated in those entities during 2004.

Long-Term Debt Obligations

Long-Term Debt Obligations increased to $140 million at December 31, 2004 from $55.8 million at December 31, 2003 due primarily to the Company completing the offering of $140 million in contingently convertible debentures more fully described in Note 12 – Debt Obligations, to the Consolidated Financial Statements. All other borrowings were repaid in full during the year. A summary of the activity for the year ended December 31, 2004 is as follows:

	Debt Obligations (in thousands)
	Acquisition Indebtedness
	8% e-pay notes due Feb. 2005	7% Precept notes due Jan. 2005	Subtotal	12 3/8% Senior Discount Notes Due June 2006	1.625% Convertible Debentures Due Dec. 2024	Total
Balance at December 31, 2003	$12,271	$—	$12,271	$43,521	$—	$55,792
Indebtedness incurred	—	4,000	4,000	—	140,000	144,000
Repayments	(13,451)	(4,000)	(17,451)	(44,522)	—	(61,973)
Foreign exchange loss	1,180	—	1,180	1,001	—	2,181

Balance at December 31, 2004	$—	$—	$—	$—	$140,000	$140,000

Stockholders’ Equity (Deficit)

Stockholders’ equity increased to $141.9 million at December 31, 2004 from $81.9 million at December 31, 2003. This increase results primarily from the following activity:

•	$18.4 million in net income for 2004,

•	shares issued for acquisitions of $25.9 million,

•	net proceeds from exercise of stock options, warrants and employee share purchases of $10.0 million,

•	$4.2 million increase in accumulated other comprehensive income, and

•	$1.5 million in other net increases

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of compensation expense when stock-based incentives are awarded for services provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. We have not yet finalized our decision concerning the transition option that we will utilize to adopt SFAS No. 123R or completed our analysis of the estimated impact that its adoption will have on our financial position and results from operations, however, the impact on net income is likely to be significant.

On October 22, 2004, President Bush signed into law H.R. 4520, otherwise known as the American Jobs Creation Act of 2004 (the “Act”). The Act contains several provisions that impact U.S. multinational companies including a temporary incentive to repatriate foreign earnings at an effective tax rate of 5.25%. In accordance with SFAS 109, Accounting for Income Taxes, the Company records adjustments to its deferred tax assets and liabilities for the impact of changes in tax laws and rates in the period of enactment. However, on December 21, 2004, the Financial Accounting Standard’s Board (“FASB”) issued FASB Staff Position 109-2 (“FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides companies an extension of time beyond the period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of earnings. As of December 31, 2004, the Company is evaluating the provisions of the Act to determine whether, given the Company’s U.S. federal tax position, the repatriation incentive would be advantageous to the Company. The Company does not expect to complete the evaluation until later in 2005. Until such decision is made, the Company will not change its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

•	our business plans and financing plans and requirements,

•	trends affecting our business plans and financing plans and requirements,

•	trends affecting our business,

•	the adequacy of capital to meet our capital requirements and expansion plans,

•	the assumptions underlying our business plans,

•	business strategy,

•	government regulatory action,

•	technological advances, or

•	projected costs and revenues.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including the following:

•	technological and business developments in the local card, electronic and mobile banking and mobile phone markets affecting transaction and other fees that we are able to charge for our services;

•	foreign exchange fluctuations;

•	competition from bank-owned ATM networks, outsource providers of ATM services, providers of prepaid mobile phone services and software providers;

•	our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of contract terminations with our major clients; or

•	changes in laws and regulations affecting our business.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of the Debentures and our common stock could decline substantially.

This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this prospectus.

Risks Related to Our Business

We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business and hinder our ability to make payments on the Debentures, and such risk could increase if we incur more debt.

We have a substantial amount of indebtedness. As of December 31, 2004, our total liabilities were approximately $477 million and our total assets were approximately $618 million. In addition, we will have to pay approximately $13 million as deferred consideration in connection with the CPI and the Meflur acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy such obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain.

The level of our indebtedness could have important consequences to investors, including the following:

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

•	because a portion of our indebtedness and other obligations are denominated in other currencies, and because a portion of our debt bears interest at a variable rate of interest, our actual debt service obligations could increase as a result of adverse changes in currency exchange and interest rates.

If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. This would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have.

Although we have reported net income in recent periods, our concentration on expansion of our business in the future may significantly impact our ability to continue to report net income.

During the period from January 1, 2000 through December 31, 2002, we reported a net loss in each of these fiscal years, primarily attributable to our investments for the expansion of our business. We believe these investments have recently started to produce positive results for us, as evidenced by our reporting of net income of approximately $18.4 million for the year ended December 31, 2004. We may experience operating losses again in the future while we continue to concentrate on expansion of our business and increasing our market share.

Restrictive covenants in our credit facilities may adversely affect us.

Our credit facilities contain a variety of restrictive covenants that limit our ability to incur debt, make investments, pay dividends and sell assets. In addition, these facilities require us to maintain specified financial ratios, including Debt to EBITDA and EBITDAR to fixed charges, and satisfy other financial condition tests, including a minimum EBITDA test. See “Description of Credit Facility.” Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facilities. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a substantial portion of our assets as security under the credit facilities. If the lenders under either credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness, including the notes.

The Debt to EBITDA ratio contained in the credit facilities limits our “funded debt” to not more than two times our “EBITDA” for the last four quarters, in each case as defined in the credit facilities. “EBITDA” includes the historical pro-forma effect of any acquisitions to the extent agreed to by the lenders. “Funded debt” is defined as certain debt minus proceeds of this offering so long as such proceeds are deposited in designated accounts. We will deposit a substantial portion of the proceeds into such accounts in order to comply with such covenant. Following this offering, we will only be able to utilize the proceeds of this offering or incur additional debt to the extent that, after giving effect to such utilization, our debt (less the remaining amount of proceeds in such account) is less than two times our EBITDA, including historical pro forma effect of any acquisitions. Accordingly, our ability to use the proceeds of this offering or incur additional debt for purposes other than debt repayment or for acquisitions that increase our “EBITDA”, will be limited until such time as our EBITDA increases.

Our business may suffer from risks related to our recent acquisitions and potential future acquisitions.

A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate potential acquisition opportunities. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions, including the e-pay, Transact, Precept, EPS, CPI, AIM and Movilcarga, or any future acquisitions, which could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•	the integration plan for our acquisitions assumes benefits based on analyses that involve assumptions as to future events, including leveraging our existing relationships with mobile phone operators and retailers, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plan in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

•	the integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired business;

•	the execution of our integration plans may divert the attention of our management from operating our business; or

•	we may assume unanticipated liabilities and contingencies.

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

We carefully monitor the growth of our ATM networks in each of our markets, and we accelerate or delay our expansion plans depending on local market conditions, such as variations in the transaction fees we receive, competition, overall trends in ATM transaction levels and performance of individual ATMs.

We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to 12 months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is exacerbated by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable.

We currently offer prepaid mobile phone top-up services in the U.S., Europe and Asia Pacific We plan to expand our top-up business in these and other markets by taking advantage of our existing relationships with mobile phone operators and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements in these markets with mobile phone operators and retailers;

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users; or

•	the availability of financing for the expansion.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services and could require financing that we may not be able to obtain. Our ability to manage our rapid expansion effectively will require us eventually to expand our operating systems and employee base. An inability to do this could have a material adverse effect on our business, growth, financial condition or results of operations.

We are subject to business cycles and other outside factors that may negatively affect mobile phone operators, retailers and our customers.

A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of ATM transactions, which could, in turn, negatively impact our financial results. If mobile phone operators experience decreased demand for their prepaid products and services (including due to increasing usage of postpaid services) or if the retail locations where we provide POS top-up services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could result in a higher rate of bankruptcy filings by mobile phone operators, retailers and our customers and could reduce the level of ATM transactions, which will have a negative impact on our business.

Our prepaid mobile airtime top-up business may be susceptible to fraud occurring at the retailer level.

In our prepaid processing segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile phone airtime, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. Although, in certain circumstances, we maintain credit enhancement insurance polices and take other precautions to mitigate this risk, we can provide no assurance that retailer fraud will not increase in the future or that any proceeds we receive under our insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.

Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts.

Our contracts with mobile phone operators to process prepaid mobile phone airtime recharge services typically have terms of two to three years or less. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to two years and our contracts with smaller retailers typically may be canceled by either party upon three months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse effect on our business, financial condition or results of operations.

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

Our experience is that the level of transactions on our networks is subject to substantial seasonal variation. Transaction levels have consistently been much higher in the last quarter of the year due to increased use of ATMs and prepaid top ups during the holiday season. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. Since revenues of the EFT Processing and Prepaid Processing Segments are primarily transaction-based, these segments are directly affected by this cyclicality. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

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

Retaining the founders of our company, and of companies that we acquire, and finding and retaining qualified personnel in Europe may be important to our continued success.

Our strategy and its implementation depend in large part on the founders of our company, in particular Michael Brown and Daniel Henry, and their continued involvement in Euronet in the future. In addition, the success of the expansion of businesses that we acquire may depend in large part upon the retention of the founders of those businesses. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in Central Europe and the other markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.

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

Transaction fees from banks and international card organizations for transactions processed on our ATMs have historically accounted for a substantial majority of our revenues. These fees are set by agreement among all banks in a particular market. Although we are less dependent on these fees due to our Prepaid Processing Segment, the future operating results of our ATM business depend on the following factors:

•	the increased issuance of credit and debit cards;

•	the increased acceptance of our ATM processing and management services in our target markets;

•	the maintenance of the level of transaction fees we receive;

•	the installation of larger numbers of ATMs; and

•	the continued use of our ATMs by credit and debit cardholders.

Although we believe that the volume of transactions in developing countries will tend to increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new less-developed markets and adding new transactions to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees have declined in certain markets in recent years. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.

Our operating results depend in part on the volume of transactions for pre-paid phone services and the commissions we receive for these services.

Our Prepaid Processing Segment derives revenues based on processing fees from mobile and other telecommunication operators or distributors of prepaid wireless products. Generally, these operators have the right to reduce the overall fee paid for each transaction, although a portion of such reductions can be passed along to retailers. In the last year, processing fees per transaction have been declining in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in transactions, driven by acquisitions and organic growth. We do not expect to continue this rate of growth. If we cannot continue to increase our transaction levels and per-transaction fees continue to decline, our results would be adversely affected.

Developments in electronic financial transactions, such as the increased use of debit cards by customers and pass-through of ATM transaction fees by banks to customers or developments in the mobile phone industry, could materially reduce ATM transaction levels and our revenues.

Certain developments in the field of electronic financial transactions may reduce the amount of cash that individuals need on a daily basis, including the promotion by international card organizations and banks of the use of bank debit cards for transactions of small amounts. These developments may reduce the transaction levels that we experience on our ATMs in the markets where they occur. Banks also could elect to pass through to their customers all, or a large part of, the fees we charge for transactions on our ATMs. This would increase the cost of using our ATM machines to the banks’ customers, which may cause a decline in the use of our ATM machines and, thus, have an adverse effect on revenues. If transaction levels over our existing ATM network do not increase, growth in our revenues from the ATMs we own will depend primarily on rolling out ATMs at new sites and developing new markets, which requires capital investment and resources and reduces the margin we realize from our revenues.

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

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from “interchange fees” that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to greatly influence these fees, which may increase or decrease over time. A significant decrease in the interchange fee in any market could adversely affect our results in that market.

In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs.

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switching networks. If a bankcard association fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switching networks to enforce our right of settlement against such banks or card associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business.

We derive a significant amount of revenue in our business from service contracts signed with financial institutions to own and/or operate their ATM machines.

Certain contracts have been and, in the future, may be terminated by the financial institution resulting in a substantial reduction in revenue. Contract termination payments, if any, may be inadequate to replace revenues and operating income associated with these contracts.

Because our business is highly dependent on the proper operation of our computer network and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding our German ATMs, we operate all of our ATMs through our processing centers in Budapest, Hungary and Mumbai, India, and any operational problem in these centers may have a significant adverse impact on the operation of our network generally. In addition, we operate all of our top-up services through our processing centers in the U.K., Germany, Spain and the U.S., and any operational problem there could have a significant adverse impact on the operation of our top-up network.

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

Under German law, only a licensed financial institution may operate ATMs, and we are therefore required to have a “sponsor” bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor”-type arrangements with financial institutions.

To date, we have been successful in reaching contractual arrangements that have permitted us to operate in all of our target markets. However, we cannot assure you that we will continue to be successful in reaching these arrangements, and it is possible that our current arrangements will not continue to be renewed.

Our competition in the EFT Processing Segment and Prepaid Processing Segment include large, well financed companies and banks and, in the software market, companies larger than us with earlier entry into the market. As a result, we may lack the financial resources and access needed to capture increased market share.

EFT Processing Segment — Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs offer ATM network and outsourcing services that compete with us in various markets. None of these competitors have dominant market share. Competitive factors in our EFT

Processing Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

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

Prepaid Processing Segment — We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. None of these companies is dominant in any of the markets where we do business.

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of prepaid airtime for longer than most of our competitors and have significant market share in those markets. We have approximately 40% of the POS recharge market in the U.K., 60% in Germany and 40% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets, we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our Transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

The principal competitive factors in this area include price (that is, the level of commission charged for each recharge transaction) and up time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers.

Software Solutions Segment — We are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specific target customers consisting of financial institutions that operate their back office systems with the IBM iSeries.

The Software Solutions Segment has multiple types of competitors. Competitors of the Software Solutions Segment compete across all EFT software components in the following areas: (i) ATM, network and POS software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) mobile banking systems, (v) mobile operator solutions, (vi) telephone banking, and (vii) full EFT software.

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

Certain tax jurisdictions that we operate in have complex rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (VAT), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and two of our subsidiaries are currently undergoing comprehensive tax reviews. From time to time, we may be reviewed by tax authorities and be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services. We obtain legal, tax and regulatory advice as necessary to ensure compliance with tax and regulatory matters.

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

For example, currently there are no limitations on the repatriation of profits from any of the countries in which we have subsidiaries (although U.S. tax laws discourage repatriation), but foreign exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us.

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

We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, euro and British pounds. While a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars, most of our revenues are denominated in other currencies. The U.S. dollar has recently declined significantly against these currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. An increase in the value of the dollar would have an adverse effect on our results.

In recent years, Hungary, Poland and the Czech Republic have experienced high levels of inflation. Consequently, these countries’ currencies have continued to decline in value against the major currencies of the Organization of Economic Cooperation and Development (“OECD”) countries over this time period. Due to the significant reduction in the inflation rate of these countries in recent years, none of these countries are considered to have a hyper-inflationary economy. Nonetheless, rates of inflation in these countries may continue to fluctuate from time to time. The majority of our subsidiaries’ revenues are denominated in the local currency.

Our directors and officers, together with the entities with which they are associated, owned about 13% of our common stock as of December 31, 2004, giving them significant control over decisions related to our Company.

This control includes the ability to influence the election of other directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.

The sale of a substantial amount of our common stock in the public market could materially decrease the market price of our common stock, and about 29% of our outstanding common stock, cannot currently be traded publicly, but may be publicly traded in blocks in the future because we have filed resale registrations statements for a majority of such shares or such shares have been held by non-affiliates for more than two years.

If a substantial amount of our common stock were sold in the public market, or even targeted for sale, this could have a material adverse effect on the market price of our common stock and our ability to sell common stock in the future. As of December 31, 2004, we had approximately 33 million shares of common stock outstanding, of which approximately 9.7 million shares (including the shares we issued in the Transact acquisition, the Fletcher financing, the Precept and the CPI acquisitions), or about 29%, cannot currently be traded on the public market without compliance with Rule 144. About 4.3 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the Commission. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these 9.7 million shares have the potential to be freely publicly traded, perhaps in large blocks. Moreover, we have filed registration statements to permit the resale of a substantial portion of such shares, which would permit them to sell shares at any time without regard to the Rule 144 limitations. We, our executive officers and directors have agreed, subject to limited exceptions, not to directly or indirectly offer, sell or otherwise dispose of any shares of our common stock or any securities convertible or exchangeable into our common stock for a period of 90 days from the date of this prospectus. However, notwithstanding the foregoing restriction, our executive officers and directors, several of whom have existing Rule 10b5-1 plans, may sell shares of our common stock pursuant to such plans during the 90-day lockup period. In addition, none of our other shareholders have entered into any such lockup agreements.

An additional 10.7 million shares of common stock could be added to the total outstanding common stock through the exercise of options or the issuance of additional shares of our common stock pursuant to existing agreements. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of common stock could be traded in the future and result in a material decrease in the market price of our common stock.

As of December 31, 2004, we had an aggregate of 5.1 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our common stock on exercise. Of this amount, 2.2 million options are currently vested, which means they can be exercised at any time. Approximately 0.4 million additional shares of our common stock are issuable in connection with our employee stock purchase plan. During the first quarter of 2005, in connection with the acquisition of Transact, Euronet delivered to the former shareholders of Transact 0.6 million shares of common stock, in settlement of the earn-out payment. Additionally, we may be required to issue approximately 0.4 million shares of our common stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of EPS and Melfur under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn outs will depend upon performance of the businesses acquired and the trading price of our common stock at the time we make the earn out payments. Another 4.2 million shares of common stock could be issued upon conversion of the Company’s Convertible Debentures issued during December 2004. Accordingly, approximately 10.7 million shares (based on current prices and estimated earn-out payments) could potentially be added to the total current outstanding common stock through the exercise of options or the issuance of additional shares, and thereby dilute the ownership percentage of the current owners. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (more shares could be issuable if our share price declines), which could increase dilution and reduce earnings per share. A significant portion of the shares issuable may be issued as early as the first quarter of 2005. The indenture will not contain anti-dilution adjustments for such issuances.

Of the 5.1 million total options outstanding, an aggregate of 1.4 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options and the shares issuable as earn-outs described above, the common stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Operational Risk; Security

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, retailers and mobile operators. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Certain operational risks inherent in this type of business can require a temporary shut-down of parts or all of our processing systems, including failure of electrical supply, failure of computer hardware and software errors. All of our ATMs other than our ATMs in Germany are operated through our processing centers in Budapest and Mumbai and our e-top-up transactions are processed through our Basildon, Munich, Monzon and U.S. operations centers so any operational problem may have a significant adverse impact on the operation of our network generally.

We have experienced operations and computer development staff and have created disaster recovery procedures, particularly in our Budapest and Basildon processing centers (and soon in Speyer, Germany), to mitigate such risks, but they cannot be eliminated entirely. Any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

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

Foreign Exchange Exposure

In 2004, 81% of our total revenues were generated in Poland, Hungary, the U.K., Australia, Germany and India as compared to 83% in 2003 and 66% in 2002. This slight decrease is due to 2004 acquisitions in the U.S. and Spain, as well as growth in revenues in Asian markets. In Hungary, Poland and India, the majority of revenues received are denominated in the Hungarian forint, Polish zloty or Indian rupee, respectively. However, the majority of our foreign currency denominated contracts in Hungary and Poland are linked to either inflation or the retail price index. In the U.K., Australia and Germany, 100% of the revenues received are denominated in the British pound, Australian dollar and the euro, respectively. Although a significant portion of our expenditures in these countries are still made in or denominated in local currencies, we continue to strive to achieve more of our expenses in local currencies to match our revenues.

We estimate that 10% depreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty, the British pounds and Australian dollar against the U.S. dollar would have the combined effect of a $5.4 million increase in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Australian dollar, and euro and then applying 10% currency devaluation to the non-U.S. dollar amounts. We estimate that 10% appreciation in foreign exchange rates of the euro, Hungarian forint, Polish zloty, the British pound and Australian dollar against the U.S. dollar would have the combined effect of a $5.4 million decrease in the reported net income. This effect was estimated by segregating revenues and expenses by the U.S. dollar, euro, Hungarian forint, Polish zloty, British pound and Australian dollar and then applying 10% currency appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro and the British pound than against the dollar.

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

Interest Rate Risk

As of December 31, 2004, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $166.2 million, approximately 84% relates to our $140 million Convertible Debentures that accrue interest at a rate of 1.625% per annum. Substantially all of the remaining 16% relates to capitalized leases with fixed payment and interest terms that expire between 2005 and 2011.

However, we also have $40 million in available borrowings under revolving credit facilities that accrue interest at variable rates. As of December 31, 2004, the Company had stand by letters of credit totaling $2.9 million outstanding against these facilities. Should we borrow the full amount available under these facilities and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of $0.4 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

New Debt Incurred

In February 2004, the Company entered into a two-year unsecured revolving credit agreement with a bank providing a facility of up to $10 million. In October 2004, this facility was canceled and replaced by a $40 million unsecured revolving credit agreement with a bank. The $40 million revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries, and a $30 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. Borrowings under the $10 million facility bear interest at either a Prime Rate, plus an applicable margin specified in the respective agreement or a rate fixed for up to 30- to 90-day periods equal to the London Interbank Offered Rate (LIBOR), plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 66% of the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by all U.S. subsidiaries. Borrowings under the $30 million facility may be drawn in U.S. dollars, euros, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euros or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or the LIBOR rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. The $30 million facility may be expanded to a maximum of $33 million, resulting from certain exchange rate fluctuations. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries.

The agreements expire in October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Issuance costs incurred in association with the credit agreement of $0.6 million are being amortized over two years. As of December 31, 2004, the Company had stand by letters of credit totaling $2.9 million outstanding against these facilities, and the Company was in compliance with all covenants.

On December 15, 2004, the Company closed the sale of $140 million of our private offering 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). We received net proceeds from the sales of $135.6 million, after fees totaling $4.4 million. The $4.4 million in fees was deferred and will be amortized over five years, the term of the initial put option by the holders of the Convertible Debt.

The Convertible Debentures have an annual interest rate of 1.625%, payable semi-annually in June and December, and are convertible into shares of Euronet common stock at a conversion price of $33.63 per share only upon the occurrence of certain other events. The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by us for five years but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior debentures are set forth in the indenture governing the debenture.

Our Czech subsidiary entered into an overdraft facility with the a bank for up to approximately $3.0 million in order to support additional ATM network cash needs during the fourth quarter holiday season. In the fourth quarter 2004 we drew the full amount of the facility. As of January 31, 2005 the facility has been repaid in full.

Interest Payments

In February 2003, we acquired e-pay and incurred indebtedness comprised of three separate elements totaling approximately $27 million. In January 2004, we acquired Precept and incurred indebtedness of $4.0 million. The terms of this new indebtedness are more fully described in Note 4 – Acquisitions to the Consolidated Financial Statements. All e-pay and Precept indebtedness was repaid or converted to shares of our Common Stock prior to December 31, 2004.

Beginning January 1, 2003 and throughout their term, interest payments of approximately €2.2 million were payable semi-annually on our outstanding 12 3/8% senior debt. Payment dates were January 1 and July 1 of each year, with the final interest payment due on July 1, 2006. During 2004, the balance outstanding of $43.5 million was redeemed and repurchased. The Company recognized a loss on the early retirement of debt of $0.9 million due to the combination of redemption premiums and the elimination of capitalized debt issuance costs.

Interest payments of $1.1 million, plus potential contingent interest described above, will be due and payable each June 15 and December 15, commencing June 15, 2005 related to the Convertible Debentures described above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Euronet Worldwide Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Kansas City, MO

March 15, 2005

The Board of Directors and Stockholders

Euronet Worldwide, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/(deficit), and cash flows of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Euronet Worldwide, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG Audyt Sp z o.o.

Warsaw, Poland

February 7, 2003

FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$124,198	$19,245
Restricted cash	69,300	58,280
Inventory - PINs and other	18,949	2,833
Trade accounts receivable, net of allowances for doubtful accounts of $1,373 at December 31, 2004 and $1,047 at December 31, 2003	110,306	75,648
Earnings in excess of billings	7,206	1,744
Deferred income tax assets	1,637	2,543
Prepaid expenses and other current assets	13,170	6,751

Total current assets	344,766	167,044
Property, plant and equipment, net of accumulated depreciation of $61,384 at December 31, 2004 and $45,817 at December 31, 2003	39,907	20,658
Goodwill, net	183,668	88,512
Acquired intangible assets, net of accumulated amortization of $5,363 at December 31, 2004 and $1,704 at December 31, 2003	28,930	22,772
Deferred income tax assets	8,494	279
Other assets, net of accumulated amortization of $5,430 at December 31, 2004 and $3,864 at December 31, 2003	12,710	4,508

Total assets	$618,475	$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$155,079	$97,188
Accrued expenses and other current liabilities	107,580	36,214
Current installments on obligations under capital leases	4,403	1,951
Debt obligations	4,862	3,979
Income taxes payable	9,446	3,316
Deferred income taxes	1,864	1,374
Deferred revenue	9,949	7,904

Total current liabilities	293,183	151,926
Debt obligations	140,000	55,792
Obligations under capital leases, excluding current installments	16,894	3,240
Deferred income tax	17,520	7,828
Other long-term liabilities	3,093	3,118
Minority interest	5,871	—

Total liabilities	476,561	221,904

Stockholders’ equity:
Common Stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 33,126,038 shares at December 31, 2004 and 29,525,554 at December 31, 2003	663	590
Additional paid-in-capital	235,559	198,377
Treasury stock	(149)	(145)
Employee loans for stock	(47)	(381)
Subscriptions receivable	(180)	(20)
Accumulated deficit	(99,444)	(117,871)
Restricted reserve	774	777
Accumulated other comprehensive income	4,738	542

Total stockholders’ equity	141,914	81,869

Total liabilities and stockholders’ equity	$618,475	$303,773

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
EFT Processing Segment	$77,600	$52,752	$53,918
Prepaid Processing Segment	289,810	136,185	—
Software Solutions Segment	13,670	15,470	17,130

Total revenues	381,080	204,407	71,048

Operating expenses:
Direct operating costs	264,602	132,357	27,482
Salaries and benefits	41,795	31,182	23,012
Selling, general and administrative	23,578	15,489	11,255
Depreciation and amortization	15,801	12,062	9,718

Total operating expenses	345,776	191,090	71,467

Operating income	35,304	13,317	(419)

Other income (expenses):
Interest income	3,022	1,257	247
Interest expense	(7,300)	(7,216)	(6,253)
Gain on sale of U.K. subsidiary	—	18,045	—
Loss on facility sublease	—	—	(249)
Equity in income (loss) from unconsolidated subsidiaries	345	518	(183)
Loss on early retirement of debt	(920)	—	(955)
Foreign exchange loss, net	(448)	(9,690)	(4,233)

Total other income (expense)	(5,301)	2,914	(11,626)

Income (loss) from continuing operations before income taxes and minority interest	30,003	16,231	(12,045)
Income tax (expense) benefit	(11,518)	(4,246)	2,312
Minority interest	(58)	—	100

Income (loss) from continuing operations	18,427	11,985	(9,633)

Discontinued operations:
Income (loss) from operations of discontinued components (including gain on disposal of $4,726 in 2002)	—	(201)	5,054
Income tax expense	—	—	(1,935)

Income (loss) from discontinued operations	—	(201)	3,119

Net income (loss)	18,427	11,784	(6,514)
Translation adjustment, net	4,196	2,876	769

Comprehensive income (loss)	$22,623	$14,660	$(5,745)

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.59	$0.45	$(0.42)
Income from discontinued operations	—	—	0.14

Net income (loss) per share	$0.59	$0.45	$(0.28)

Basic weighted average shares outstanding	31,267,617	26,463,831	23,156,129

Income per share - diluted:
Income (loss) from continuing operations	$0.55	$0.41	$(0.42)
Income from discontinued operations	—	—	0.14

Net income (loss) per share	$0.55	$0.41	$(0.28)

Diluted weighted average shares outstanding	33,796,699	28,933,484	23,156,129

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)	No. of Shares	Common Stock	Employee Loans for Stock	Additional Paid in Capital	Treasury Stock
Balance December 31, 2001	22,038,073	$441	$(463)	$117,940	$(145)
Stock options exercised	957,170	19	—	4,586	—
Shares issued for conversion of debt	131,483	4	—	2,122	—
Private placement of shares	625,000	13	—	11,935	—
Warrants exercised	131,346	3	—	843	—
Employee loans for stock	—	—	36	—	—
Sale of Common Stock	—	—	—	—	—
Other	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net loss for 2002	—	—	—	—	—

Balance December 31, 2002	23,883,072	480	(427)	137,426	(145)

Stock options exercised	550,160	10	—	3,157	—
Shares issued for conversion of debt	706,033	14	—	8,056	—
Shares issued for acquisitions	3,254,926	64	—	29,783	—
Private placement of shares	1,131,363	22	—	19,955	—
Employee loans for stock	—	—	46	—	—
Other	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net income for 2003	—	—	—	—	—

Balance December 31, 2003	29,525,554	590	(381)	198,377	(145)

Stock options exercised	1,572,943	32	—	8,623	—
Shares issued for acquisitions	1,326,573	27	—	25,840	—
Private placement of shares	423,699	8	—	—	—
Warrants exercised	277,269	6	—	1,207	—
Employee loans for stock	—	—	334	—	—
Other	—	—	—	1,512	(4)
Translation adjustment	—	—	—	—	—
Net income for 2004	—	—	—	—	—

Balance December 31, 2004	33,126,038	$663	$(47)	$235,559	$(149)

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

(in thousands, except share data)	Subscription Receivable	Accumulated Deficit	Restricted Reserve	Accumulated Other Comprehensive (Loss) / Income	Total
Balance December 31, 2001	$—	$(123,141)	$784	$(3,103)	$(7,687)
Stock options exercised	—	—	—	—	4,605
Shares issued for conversion of debt	—	—	—	—	2,126
Private placement of shares	—	—	—	—	11,948
Warrants exercised	—	—	—	—	846
Employee loans for stock	—	—	—	—	36
Sale of Common Stock	—	—	—	—	—
Other	42	—	—	—	42
Translation adjustment	—	—	—	769	769
Net loss for 2002	—	(6,514)	—	—	(6,514)

Balance December 31, 2002	42	(129,655)	784	(2,334)	6,171

Stock options exercised	(62)	—	—	—	3,105
Shares issued for conversion of debt	—	—	—	—	8,070
Shares issued for acquisitions	—	—	—	—	29,847
Private placement of shares	—	—	—	—	19,977
Employee loans for stock	—	—	—	—	46
Other	—	—	(7)	—	(7)
Translation adjustment	—	—	—	2,876	2,876
Net income for 2003	—	11,784	—	—	11,784

Balance December 31, 2003	(20)	(117,871)	777	542	81,869

Stock options exercised	(160)	—	—	—	8,495
Shares issued for acquisitions	—	—	—	—	25,867
Private placement of shares	—	—	—	—	8
Warrants exercised	—	—	—	—	1,213
Employee loans for stock	—	—	—	—	334
Other	—	—	(3)	—	1,505
Translation adjustment	—	—	—	4,196	4,196
Net income for 2004	—	18,427	—	—	18,427

Balance December 31, 2004	$(180)	$(99,444)	$774	$4,738	$141,914

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$18,427	$11,784	$(6,514)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,801	12,062	9,659
Unrealized foreign exchange loss	56	10,466	6,743
Gain on sale of business units	—	(18,045)	(2,988)
Loss (gain) on disposal of fixed assets	(139)	(1,095)	144
Benefit (expense) from deferred income tax	(440)	1,393	(2,491)
Income assigned to minority interest	58	—	—
Decrease in assets and liabilities held for sale	—	—	(5,162)
Accretion of discount on notes payable	327	46	2,490
Accretion of debentures issuance expense	94	—	—
Changes in working capital, net of amounts acquired:
Increase in income taxes payable, net	6,130	4,286	83
Increase in restricted cash	(11,020)	(28,281)	(2,524)
Increase in inventory	(16,471)	(2,833)	—
Decrease (increase) in trade accounts receivable	(32,374)	(17,957)	544
Increase in earnings in excess of billings	(5,462)	(395)	(3)
Decrease (increase) in prepaid expenses and other current assets	(132)	(1,089)	1,277
Increase (decrease) in trade accounts payable	47,242	33,923	(42)
Increase (decrease) in deferred revenue	5,489	427	(132)
Increase (decrease) in accrued expenses and other liabilities	17,222	17,199	(1,380)
Other, net	(177)	(235)	922

Total adjustments and changes in working capital	26,204	9,872	7,140

Net cash provided by operating activities	44,631	21,656	626

Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,252)	(49,447)	—
Proceeds from sale of U.K. ATM network and fixed assets	325	27,495	240
Fixed asset purchases	(8,708)	(5,656)	(4,712)
Purchase of intangible and other long term assets	(2,500)	(1,639)	(378)

Net cash used in investing activities	(25,135)	(29,247)	(4,850)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	9,813	23,986	17,917
Repayment of notes payable and credit facilities	(67,223)	(8,765)	(11,589)
Repayment of obligations under capital leases	(5,679)	(3,595)	(4,412)
Proceeds from borrowings	145,264	3,599	—
Other, net	(1)	(16)	79

Net cash provided by financing activities	82,174	15,209	1,995

Effect of exchange differences on cash	3,283	(394)	(442)

Proceeds from sale of discontinued operations	—	—	5,872

Net increase in cash and cash equivalents	104,953	7,224	3,201
Cash and cash equivalents at beginning of period	19,245	12,021	8,820

Cash and cash equivalents at end of period	$124,198	$19,245	$12,021

Interest paid during the period	$7,608	$6,835	$6,668
Income taxes paid during the period	5,902	870	21

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(1) ORGANIZATION

Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997 and capitalized on March 6, 1998. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.

Euronet Worldwide is an industry leader in processing secure electronic financial transactions. Euronet is one of the world’s largest providers of “top-up” services for prepaid products, such as mobile airtime, long distance and debit cards and also operates the largest independent pan-European automated teller machine (ATM) network and the largest shared ATM network in India. In its EFT Processing Segment, the Company processes transactions for a network of 5,742 ATMs across Europe, the Middle East, Africa and India. Euronet provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, outsourced point-of-sale (POS) EFT solutions, outsourced card solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset). Through its Prepaid Processing Segment, Euronet provides processing, or “top-up” services, for prepaid mobile airtime and other prepaid products. The Company operates a network of more than 175,000 POS terminals providing electronic processing of top-up services in the U.K., Australia, Poland, Ireland, New Zealand, Germany, the U.S., Spain, Malaysia and Indonesia. Through Euronet’s Software Solutions Segment, the Company offers a suite of integrated EFT software solutions for electronic payment and transaction delivery systems. Euronet’s principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. The Company’s solutions are used in more than 65 countries around the world. As of December 31, 2004, Euronet had 12 offices in Europe, four in the Asia Pacific region, two in the U.S. and one in Africa. The Company’s executive offices are located in Leawood, Kansas.

As of December 31, 2004, Euronet’s wholly owned subsidiaries were:

•	EFT Services Holding B.V., incorporated in the Netherlands

•	Euronet Banktechnikai Szolgaltato Kft. (“Bank Tech”), incorporated in Hungary

•	Euronet Adminisztracios Szolgaltato Kft. (“Administrative Services”) (formerly SatComNet), incorporated in Hungary

•	Bankomat 24/Euronet Sp. z o.o. (“Bankomat”), incorporated in Poland

•	EFT-Usluge d o.o., incorporated in Croatia

•	Euronet Services GmbH, incorporated in Germany

•	EFT Services France SAS, incorporated in France

•	Euronet Services spol. s.r.o., incorporated in the Czech Republic

•	Euronet Services SRL, incorporated in Romania

•	Euronet USA Inc. (formerly Arkansas Systems, Inc.) (“Euronet USA”) incorporated in Arkansas, USA

•	Euronet Holding N.V., incorporated in the Netherlands Antilles (in liquidation)

•	EFT Services Hellas EPE, incorporated in Greece

•	Euronet Services Slovakia, spol. s r.o., incorporated in Slovakia

•	Euronet Corporate Services Beograd, d.o.o., incorporated in Serbia-Montenegro

•	e-pay Limited, incorporated in England and Wales

•	e-pay Holdings Limited, incorporated in England and Wales

•	e-pay Australia Pty Ltd, incorporated in New South Wales, Australia

•	e-pay Australia Holdings Pty Ltd, incorporated in Victoria, Australia

•	e-pay New Zealand Pty Ltd, incorporated in New Zealand

•	Transact Elektronische Zahlungssysteme GmbH, incorporated in Germany

•	Delta Euronet Gmbh, incorporated in Germany

•	Cashnet Holding B.V., incorporated in the Netherlands (in liquidation)

•	PaySpot, Inc., incorporated in Delaware, United States

•	Euronet Spanish Holdings. S.L., incorporated in Spain

•	Euronet e-pay Spain S.L., incorporated in Spain

•	Prepaid Concepts, Inc., incorporated in California, U.S.A.

•	Call Processing, Inc., incorporated in Texas, U.S.A.

As of December 31, 2004, Euronet also had shareholdings in the following companies that are not wholly owned:

•	PT Euronet Sigma Nusantara, incorporated in Indonesia, of which 87.5% of the shares are owned by EFT Services Holdings B.V.

•	CashNet Telecommunications Egypt SAE (“CashNet”), an Egyptian company limited by shares, of which 7% of the shares are owned by EFT Services Holdings B.V.

•	Europlanet a.d. (“Europlanet”), incorporated in the Federal Republic of Serbia, of which 36% of the shares are owned by Euronet’s wholly-owned subsidiary EFT Services Holdings B.V.

•	e-pay Malaysia Sdn Bhd, incorporated in Malaysia, of which e-pay Limited owns 40% of the share capital.

•	Euronet Services Private Limited, incorporated in India, of which 94.3% is owned by EFT Services Holdings B.V. and 0.5% is owned by Euronet Worldwide, Inc.

•	ATX, Ltd. (“ATX”), incorporated in England and Wales, of which 10% is owned by Euronet Worldwide, Inc.

•	Euronet Services LLC incorporated in Russia, of which 95% is owned by EFT Services Holdings B.V.

•	Euronet Meflur Movilcarga S.L. incorporated in Spain, of which 80% is owned by Euronet Spanish Holdings S.L.

(2) BASIS OF PREPARATION

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include collectibility of accounts receivable, purchase price allocation of fair value in acquisitions to customer relationships and other tangible and intangible assets, income taxes and estimated useful lives and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

During 2004, Euronet changed the manner in which it reports EFT Processing Segment direct costs and sales, general and administrative (SG&A) expenses. In prior periods, processing center costs were charged and then allocated from SG&A to direct costs on the basis of a standard rate per transaction. The Company has evaluated the method and believes that the specific assignment of processing center salaries and related costs together with other costs directly attributable to the center is a preferred method and more appropriately reflects the variable and non-variable nature of the Company’s operating expenses. Prior periods have been reclassified to conform to the current year presentation. This change does not impact consolidated operating income or net income for any period presented.

All operating data relating to the number of POS terminals, ATMs, and retailer locations represents unaudited information.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) Principles of consolidation

The consolidated financial statements include all wholly-owned and majority owned subsidiaries of Euronet Worldwide, Inc. and all significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control but has the ability to exercise significant influence are accounted for under the equity method.

(b) Foreign currencies

Foreign currency transactions are recorded at the exchange rate prevailing on the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive income (loss).

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive income (loss) as a separate component of consolidated stockholders’ equity. The financial statements of foreign subsidiaries where the functional currency is the U.S. dollar are remeasured using historical exchange rates for nonmonetary items while current exchange rates are used for monetary items. Foreign exchange gains and losses arising from the remeasurement are reported in the consolidated statement of operations and comprehensive income (loss).

(c) Cash equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d) Inventory - PINs and other

Inventory - PINs and other is valued at the lower of cost or market and represents primarily prepaid personal identification number (PIN) inventory for prepaid mobile airtime and prepaid long-distance purchases related to the Prepaid Processing Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Additionally, from time to time, Inventory - PINs and other may include POS terminals, mobile phone handsets and ATMs and held by the Company for resale.

(e) Property, plant and equipment

Property, plant and equipment (PP&E) are stated at cost, less accumulated depreciation. PP&E acquired in acquisitions have been recorded at estimated fair values as of the acquisition date.

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term.

Depreciation and amortization rates are as follows:

Automated teller machines	5-7 years
Computers and software	3-5 years
POS terminals	2-3 years
Vehicles and office equipment	5 years
Cassettes	1 year
Leasehold improvements	Over the lesser of the lease term or estimated useful life

(f) Goodwill and other intangible assets

Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis and whenever events or circumstances indicate that the assets may be impaired, the Company is required to identify and determine the carrying value of its reporting units, by assigning assets and liabilities, including goodwill and intangible assets. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests during 2004, 2003 and 2002, as well as the initial impairment test upon adoption of SFAS No. 142 in 2002, indicated that there were no impairments.

Other Intangibles

In accordance with SFAS 142, intangible assets with finite lives are amortized over their estimated useful lives. Amortization of finite life intangible assets is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Developed software technology	3 - 5 years
Customer relationships	8 years
Trademark and trade name	20 years

See Note 10 - Goodwill and Intangible Assets to the Consolidated Financial Statements for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

(g) Other assets

Other assets include deferred financing costs, investments in affiliates, and capitalized software development costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan using the effective interest method.

(h) Investments in affiliates

The Company accounts for investments in affiliates using the equity method of accounting when the Company exercises significant influence over the business activities of the affiliate. Equity losses in affiliates are generally recognized until the Company has reduced its investment to zero. Euronet’s investment in affiliates as of December 31, 2004 and 2003 was $1.0 million and $0.9 million, respectively, and is recorded in other assets. Undistributed earnings in these affiliates as of December 31, 2004 were $0.9 million.

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

On October 22, 2004, President Bush signed into law H.R. 4520, otherwise known as the American Jobs Creation Act of 2004 (the “Act”). The Act contains several provisions that impact U.S. multinational companies including a temporary incentive to repatriate foreign earnings at an effective tax rate of 5.25%. In accordance with SFAS 109, Accounting for Income Taxes, the Company records adjustments to its deferred tax assets and liabilities for the impact of changes in tax laws and rates in the period of enactment. However, on December 21, 2004, the Financial Accounting Standard’s Board (“FASB”) issued FASB Staff Position 109-2 (“FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides companies an extension of time beyond the period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of earnings. As of December 31, 2004, the Company is evaluating the provisions of the Act to determine whether, given the Company’s U.S. federal tax position, the repatriation incentive would be advantageous to the Company. The Company does not expect to complete the evaluation until later in 2005. Until such decision is made, the Company will not change its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries.

(j) Reclassifications

Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 2004 consolidated financial statement presentation.

(k) Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company’s revenues are comprised of monthly recurring management fees and transaction-based fees. A description of the major components of revenue, by business segment is as follows:

EFT Processing

Substantially all of the revenue generated in the EFT Processing Segment is derived from ATM transaction-based fees and management fees from the operation of ATMs on an outsourced basis. Transaction-based fees include charges for cash withdrawals, balance inquiries, transactions not completed because the relevant card issuer does not give authorization or prepaid telecommunication recharges. Outsourcing services are generally billed on the basis of a fixed monthly fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period.

Prepaid Processing

Substantially all of the revenue generated in the Prepaid Processing Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other telecommunication products. These fees and commissions are received from mobile and other telecommunication operators, top-up distributors or retailers. In accordance with Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” commissions received from mobile and other telecommunication operators are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is recorded as direct operating costs. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

Software Solutions

Revenue from the Software Solutions Segment is derived from the sale of EFT software solutions for electronic payment and transaction delivery systems. The components of revenue represent software license fees, professional service fees for installation and customization, ongoing software maintenance fees and revenue from the sale of hardware associated with the system. The Company recognizes these revenues as services are provided or delivered and all customer obligations have been met.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Revenues from software licensing agreement contracts are recognized over the contract term using the percentage of completion method based on the percentage of services that are provided compared with the total estimated services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as services are performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements contracts is recorded as earnings in excess of billings and is included in current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue and included in current liabilities until such time the above revenue recognition criteria are met (see Note 8 – Contracts in Progress to the Consolidated Financial Statements).

(l) Research and development costs

The Company applies SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about significant improvement to an existing product or process are expensed as incurred (see Note 24 – Research and Development to the Consolidated Financial Statements). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use are capitalized on a product-by-product basis when technological feasibility is established.

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

(m) Net income (loss) per share

Net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. The effect of potential Common Stock (options and warrants outstanding) is antidilutive for periods in which a net loss occurs. Accordingly, diluted net loss per share does not assume the exercise of stock options and warrants outstanding. The potentially dilutive effect of stock options and warrants outstanding is as follows:

	As of December 31,
	2004	2003	2002
Basic weighted average shares outstanding	31,267,617	26,463,831	23,156,129
Convertible warrants outstanding	—	148,497	162,738
Stock options outstanding*	2,529,082	2,321,156	2,838,609

Potentially diluted weighted average shares outstanding	33,796,699	28,933,484	26,157,476

*

Includes options with strike price below the average fair market value of Euronet common shares during the period. The table does not reflect 762,000 options that have an exercise price in excess of the average market price of Euronet common shares during the period. In December 2004, the Company issued convertible senior debentures (see Note 12 – Debt Obligations to the Consolidated Financial Statements) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The debentures are potentially convertible into 4.2 million shares of Common Stock, subject to adjustment. As required by EITF Issue

No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the dilutive impact of the contingently issuable shares shall be included in the calculation of diluted net income (loss) per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Since the assumed conversion of the debentures under the if-converted method is anti-dilutive for the year ended December 31, 2004, the impact has been excluded from the calculation of diluted net income (loss) per share.

(n) Stock-based compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options or restricted stock is measured as the excess, if any, of the fair market value of the Company’s shares at the date of the grant over the exercise or purchase price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options or restricted stock. If vesting may be accelerated as a result of achieving certain milestones, and those milestones are believed to be reasonably achievable, the compensation is recognized on a straight-line basis over the shorter accelerated vesting period.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of compensation expense when stock-based incentives are awarded for services provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R or completed its analysis of the estimated impact that its adoption will have on its financial position and results from operations, however, the impact on net income is likely to be significant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of currently applicable SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	As of December 31,
	2004	2003	2002
Net income, as reported (in thousands, except share data)	$18,427	$11,784	$(6,514)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,606)	(3,820)	(5,840)

Pro forma net income	$11,821	$7,964	$(12,354)

Earnings (loss) per share:
Basic-as reported	$0.59	$0.45	$(0.28)
Basic-pro forma	$0.38	$0.30	$(0.53)
Diluted-as reported	$0.55	$0.41	$(0.28)
Diluted-pro forma	$0.35	$0.28	$(0.53)

Due to the Company’s United States corporate income tax position, the Company currently provides a valuation allowance over its entire U.S. net deferred tax position. Therefore, no tax benefits have been attributed to stock-based compensation expense in the above table because management has not determined that it is more likely than not that such benefit would be realized.

Pro forma impact reflects only options granted since December 31, 1995. See Note 18 – Stock Plans to the Consolidated Financial Statements for additional information.

(4) ACQUISITIONS

Investments Accounted for Using the Cost Method

Under the cost method of accounting, there is no recognition of an investee company’s periodic income or loss from operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) of Euronet. If additional ownership interest is acquired and Euronet obtains a position of significant influence or a control position, equity in the unconsolidated subsidiary will be recognized or the operating results will be consolidated under the equity or consolidation method of accounting, depending on the ownership percentage. Income is recorded if any dividends are received. Management monitors its cost method investments for impairment.

Acquisition of 10% Ownership Shares in ATX Software Ltd.

In May 2004, Euronet purchased 10% of the shares of ATX Software Ltd. (ATX), a provider of electronic prepaid voucher solutions headquartered in the U.K. ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX has customers in more than 25 countries and works directly with scratch card distributors, who in turn contract with individual retailers. The purchase price of $2.9 million, including professional fees, was settled through the issuance of 125,590 shares of Euronet Common Stock for the ATX shares. Euronet was granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005.

In June 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of ATX. The registration statement became effective in July 2004. The Common Stock issued at the closing of the transaction may be transferred by the holders upon receipt of such shares as of the effective date of the SEC registration statement.

Acquisitions Accounted for Under the Consolidation Method of Accounting and SFAS 141

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger acquisitions, management engaged an appraiser to assist in the evaluation.

2004 Acquisitions:

Acquisition of Prepaid Concepts, Inc.

In January 2004, PaySpot (a wholly-owned subsidiary of Euronet) purchased all of the share capital of Prepaid Concepts, Inc. (Precept), a company based in California that distributes prepaid services via POS terminals throughout the U.S. The purchase price of $17.8 million was settled through the issuance of 527,180 shares of Euronet Common Stock, payment of $4.0 million in cash and issuance of $4.0 million in promissory notes bearing interest at an annual rate of 7%. Of the issued shares of Common Stock, 160,000 shares were held in escrow and a portion were released in March 2005, with the remaining shares valued at $1.4 million retained in escrow until August 2005, subject to any indemnification claims. These promissory notes, including accrued interest, were repaid in cash during 2004.

The following table summarizes the total cost of the acquisition of Precept. Certain minor changes are ongoing due to final purchase price allocations and adjustments to acquisition costs (all dollar amounts in thousands):

Amount
Cash paid at closing	$4,000
Notes payable	4,000
Consideration paid - estimated fair value of Euronet Common Stock (527,180 shares)	9,801
Transaction costs and share registration fees	28

Total purchase price	$17,829

The following table, which is based on management estimates, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$9,021
Property, plant & equipment	various	152
Customer relationships	8 years	3,366
Software	5 years	119
Goodwill	N/A	16,310

Assets acquired		28,968
Current liabilities		(9,839)
Deferred income tax		(1,300)

Net assets acquired		$17,829

Amounts allocated goodwill and intangible assets (i.e. customer relationships and software) are not deductible for income tax purposes.

In February 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Precept. The registration statement became effective in February 2004. Subject to the escrow provisions described above, the Common Stock issued at the closing of the transaction and issuable upon conversion of the convertible notes may be transferred by the holders upon the effective date of registration of such shares.

Acquisition of Electronic Payment Solutions

In May 2004, PaySpot purchased all of the net assets of Electronic Payment Solutions (EPS), a company based in Texas that distributes prepaid services via POS terminals throughout the U.S. The purchase price of $2.2 million was settled through the issuance of 107,911 shares of Euronet Common Stock. Of the issued shares of Common Stock, 50% of the shares will be held in escrow, with 25% being released in May 2005 and the final 25% being released in May 2006, subject to certain performance criteria. The Company also agreed to deliver cash in consideration for the net current assets acquired. Additionally, subject to certain performance criteria, there is a potential earn-out payment payable in Common Stock, currently estimated to be approximately $0.2 million, payable during March 2005 in Euronet Common Stock. The shares issued related to the earn-out payment will be held in escrow until May 2006. Goodwill will be increased by the amount of additional consideration, if any.

The following table summarizes the total cost of the acquisition of EPS. Certain minor changes are ongoing due to final purchase price allocations and adjustments to acquisition costs (all dollar amounts in thousands):

Amount
Consideration paid - estimated fair value of Euronet Common Stock (107,911 shares)	$2,211
Purchase of net current assets	28

Total purchase price	$2,239

The following table, which is based on management’s preliminary estimates, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date. Purchase price allocations are preliminary until management completes its evaluation of the fair value of net assets acquired:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$248
Property, plant & equipment	various	389
Customer relationships	8 years	451
Software	5 years	49
Goodwill	N/A	1,508

Assets acquired		2,645
Current liabilities		(220)
Deferred income tax		(186)

Net assets acquired		$2,239

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships and software), approximately $1.8 million is deductible for income tax purposes.

In June 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of EPS. The registration statement became effective in July 2004. Subject to the escrow provisions described above, the Common Stock issued at the closing of the transaction may be transferred by the holders upon the effective date of registration of such shares.

Acquisition of Call Processing, Inc.

In July 2004, PaySpot purchased all of the share capital of Call Processing, Inc. (CPI), a company based in Texas that provides prepaid wireless processing and other services to convenience store chains throughout the U.S. CPI provides these services through a network of retail locations, all of which have electronic distribution of prepaid services via POS terminals. CPI provides several types of prepaid products, including prepaid wireless, prepaid long distance, prepaid gift cards, age verification and other services. The purchase price of $6.6 million was settled through a cash payment of $0.7 million and issuance of 281,916 shares of Euronet Common Stock to the former shareholders of CPI. Of the issued shares of Common Stock, 65,104 shares will be held in escrow and released on July 1, 2005 and 60,690 shares will be held in escrow and released on June 30, 2006, subject to certain performance criteria. If the average share price of the Company’s Common Stock is less than $22.66 on the 20 trading days prior to the date the shares are released from escrow, the Company will pay the aggregate difference between $22.66 and that average share price in either cash or through the issuance of additional shares of Common Stock, at the Company’s discretion. In addition, there was a potential earn-out payment payable in Common Stock. In February 2005, the Company fully settled this earn-out obligation with a cash payment of $0.3 million. Goodwill will be increased for this additional consideration paid.

The following table summarizes the total cost of the acquisition of CPI. Certain minor changes to these amounts may be made due to final purchase price allocations and adjustments to acquisition costs (all dollar amounts in thousands):

Amount
Cash paid at closing	$697
Consideration paid - estimated fair value of Euronet Common Stock (281,916 shares)	5,930

Total paid to shareholders	6,627
Transaction costs and share registration fees	18

Total purchase price	$6,645

The following table, based on management’s preliminary estimates, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date. Purchase price allocations are preliminary until management completes its evaluation of the fair value of net assets acquired:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$1,183
Property, plant & equipment	various	12
Customer relationships	8 years	670
Software	5 years	525
Goodwill	N/A	5,185

Assets acquired		7,575
Current liabilities		(485)
Deferred income tax		(445)

Net assets acquired		$6,645

Amounts allocated goodwill and intangible assets (i.e. customer relationships and software) are not deductible for income tax purposes.

In August 2004, Euronet filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of CPI. The registration statement became effective in August 2004. Subject to certain escrow provisions, the Common Stock issued at the closing of the transaction may be transferred by the holders upon receipt of such shares.

Acquisition of Movilcarga

In November 2004, Euronet indirectly acquired certain prepaid mobile phone top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (Meflur), a Spanish telecommunications distribution company (“Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.1 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004, therefore, €10.0 million (approximately $13.0 million) has been recorded as a purchase price payable as of December 31, 2004 and has been included in the asset allocation table below. Additional payments may be due in December 2006 and 2007, subject to the fulfillment of certain financial conditions. The Company estimates that based on information from Meflur, the additional payments due in 2006 and 2007 will be approximately €7.0 million to €10.0 million (approximately $9.6 million to $13.7 million). The additional payments may be made, at the option of Euronet, in either cash or a combination of cash and Euronet Common Stock. Goodwill will be increased by the amount of additional consideration, if any.

The following table summarizes the total cost of the acquisition of Movilcarga. Certain changes to these amounts may be made due to final purchase price allocations and adjustments to acquisition costs (all dollar amounts in thousands):

Amount
Cash paid at closing	$10,259
Purchase price payable	12,992
Transaction costs	308

Total purchase price	$23,559

The following table, based on management’s preliminary estimates, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date. Purchase price allocations are preliminary until management completes its evaluation of the fair value of net assets acquired:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Property, plant & equipment	various	$453
Customer relationships	8 years	4,353
Goodwill	N/A	26,046

Assets acquired		30,852
Deferred income tax		(1,480)
Minority interest		(5,813)

Net assets acquired		$23,559

Of the amounts allocated to goodwill and customer relationships, approximately $23.2 million is deductible for income tax purposes.

2003 Acquisitions:

Acquisition of e-pay Limited

Effective February 3, 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), launching the Company’s Prepaid Processing Segment. e-pay is based in the U.K and is an electronic payments processor of prepaid mobile phone airtime “top-up” services primarily in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid airtime to their subscribers through POS terminals and electronic cash register systems in retail outlets.

Substantially the entire purchase price was allocated to intangible assets including goodwill. The assets acquired include tangible long-term assets, such as computer equipment and other fixed assets, working capital, and intangible assets, such as software, trademarks and trade names, customer relationships, and goodwill.

In connection with the acquisition, on May 28, 2003, Euronet increased the size of its Board of Directors by one member and nominated and recommended for election a new Class III director, Paul Althasen, formerly an e-pay shareholder. Subsequently, Mr. Althasen was elected to the Board of Directors.

The following table summarizes the total cost of the acquisition of e-pay (all dollar amounts in thousands):

Amount
Cash paid at closing	$29,996
Euronet Common Stock: 2,497,504 shares	17,972
Deferred consideration, payable quarterly from 90% of free cash flow, 6% interest per annum accruing daily, 24 month maturity (paid in full during October 2003)	8,533
Notes payable, 7% interest per annum, (converted into 706,033 shares of Euronet Common Stock during December 2003)	7,353
Notes payable, 8% interest per annum, 24 month maturity (paid in full during December 2004)	10,981

Total paid to shareholders	74,835
Transaction costs, share registration fees and other	1,745

Total purchase price	$76,580

The following table, which is based upon a valuation, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$76,668
Property, plant & equipment	various	2,096
Customer relationships	8 years	12,945
Software	5 years	1,038
Trademark and trade name	20 years	3,345
Goodwill	N/A	61,272
Other assets		1,125

Assets acquired		158,489
Current liabilities		(78,079)
Deferred tax, net		(3,830)

Net assets acquired		$76,580

Amounts allocated goodwill and intangible assets (i.e. customer relationships, software and trademark and tradename) are not deductible for income tax purposes.

Acquisition of Austin International Marketing and Investments, Inc.

In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (AIM), a U.S.-based top-up company that distributes prepaid services via POS terminals in the U.S. The assets of AIM were initially purchased on an “earn-out” basis, with $2.0 million of the purchase price paid at closing in cash and 114,374 shares of Euronet Common Stock. The remainder was to be paid 30% in cash and 70% in Euronet Common Stock valued at market prices at time of payment over two years based upon defined financial results of the network purchased, with maximum additional consideration of $5.5 million. In September 2004, the purchase agreement was modified to pay the remaining consideration through the issuance of 283,976 shares of Euronet Common Stock. Of the issued shares of Common Stock, 168,068 will be held in escrow; 110,114 of the shares will be released on September 30, 2005 and are not subject to any performance criteria, and the remaining 57,954 shares will be released on December 31, 2006, subject to certain performance criteria. The value of the shares above was reflected as an adjustment to the purchase price as of September 30, 2004. The following table summarizes the adjusted total cost of the acquisition of AIM (all dollar amounts in thousands):

Amount
Cash paid at closing	$821
Euronet Common Stock: 398,350 shares	6,490

Total paid to shareholders	7,311
Transaction costs, share registration fees and other	10

Total purchase price	$7,321

The following table, which is based upon management estimates, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$727
Customer relationships	8 years	479
Software	5 years	119
Goodwill	N/A	6,946

Assets acquired		8,271
Current liabilities		(727)
Deferred income tax, net		(223)

Net assets acquired		$7,321

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships and software), approximately $7.3 million is deductible for income tax purposes.

Acquisition of Transact Elektronische Zahlungssysteme GmbH

In November 2003, the Company purchased 100% of the shares of Transact Elektronische Zahlungssysteme GmbH, which it refers to as “Transact,” a company based in Germany. Transact, which was founded in 1996, specializes in payment processing services and software for electronic financial transactions and prepaid mobile phone transactions on POS terminals, as well as retailer till systems. Additionally, Transact offers a line of proprietary POS terminal products, including general packet radio system (GPRS) based products. The transfer of the Transact shares to the Company was staged, with 96% of the Transact shares transferred at closing and the remaining 4% transferred upon payment by the Company of the “earn-out” payment described below. All economic risks and benefits related to the remaining 4% of Transact shares enure to Euronet.

The Company paid approximately $17.8 million in cash and issued 643,048 shares of Common Stock for the Transact shares. Additionally, an earn-out payment, based on Transact’s earnings before interest, taxes, depreciation and amortization (calculated as described in the purchase agreement and the certificates), which Euronet refers to as “EBITDA,” for the third quarter of 2004, together with certain other performance criteria described in the purchase agreement and the certificates. In settlement of the earn out, during the first quarter of 2005, Euronet delivered to the former shareholders of Transact cash of €18.7 million (approximately $24.5 million) and 598,302 additional shares of Euronet Common Stock valued at a total of $14.6 million on the date of issuance. The Company recorded a liability for the earn-out as of December 31, 2004 in the amount of $39.1 million, representing the value of the Common Stock on the date of issuance and the $24.5 million cash payment. The Company recorded this additional purchase price as an increase to goodwill.

To finance the Transact acquisition, Euronet privately placed 1,131,363 shares of Common Stock with Fletcher International, Ltd. (“Fletcher”), an accredited institutional investor, and received proceeds of $20.0 million. The per share purchase price of approximately $17.68 was based on the volume-weighted average price for shares of Common Stock on November 19, 2003, plus $2.00 per share. In addition, Euronet granted Fletcher certain “additional investment rights” entitling Fletcher to purchase up to an additional $16.0 million in value of Euronet Common Stock. The shares of Common Stock subject to the additional investment rights will be purchased at a per share price equal to either (i) the prevailing price at the time of exercise of the additional investment rights (based on a volume-weighted average formula) or (ii) if the prevailing price is less than $17.68, the prevailing price minus $2.00 per share. The additional investment rights were exercisable by Fletcher on one or more occasions commencing March 19, 2004, and for the 15-month period thereafter, which is extendable under certain circumstances. The additional investment rights, under certain circumstances, could be exercised on a “net settlement basis,” under which Fletcher was not required to purchase shares, but received a number of shares of Common Stock that corresponded to any discount between the price Fletcher was to pay for the stock and the then-current market price of the Common Stock that Fletcher could have purchased from Euronet.

In April 2004, Fletcher exercised 50% of its additional investment rights in accordance with its agreement with Euronet, resulting in a net share settlement to Fletcher of 233,451 shares. In May 2004, Fletcher delivered a notice of exercise of the remaining 50% of their additional investment rights, which would result in a net share settlement to Fletcher of 190,248 shares; however, Fletcher suspended such exercise pending discussions regarding an alternative investment in Euronet. In November 2004, Fletcher delivered a revised notice of exercise of the remaining 50% of its additional investment rights, based upon the position that such exercise superseded the notice delivered in May 2004. This revised notice claimed Fletcher was entitled to a net share settlement of 319,024 shares based on movement in the price of Euronet’s common stock on the NASDAQ after the May exercise. Euronet contested that revised notice and in December 2004, issued Fletcher 190,248 shares as provided in the earlier exercise. In December 2004, Fletcher notified Euronet that it considered Euronet in breach of its obligations under the placement agreement creating the additional investment right. The

Company continues to believe it has honored all its requirements for the additional purchase rights and that Fletcher’s assertion of default is without basis. The Company will vigorously defend any attempt on Fletcher’s part to gain possession of the 128,776 shares, which is the difference between Fletcher’s November claim and the May claim.

The following table summarizes the total cost of the acquisition of Transact (all dollar amounts in thousands):

Amount
Cash paid at closing	$17,756
Euronet Common Stock: 643,048 shares	10,550
Accrued earn out liability	39,113

Total paid to shareholders	67,419
Transaction costs, share registration fees and other	676

Total purchase price	$68,095

The following table, which is based upon a valuation, summarizes the allocation of the purchase price to the fair values of acquired tangible and intangible assets at the acquisition date:

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$3,760
Property, plant & equipment	various	854
Customer relationships	8 years	4,860
Software	5 years	394
Trademark and trade name	20 years	1,302
Goodwill	N/A	63,512

Assets acquired		74,682
Current liabilities		(4,050)
Less: Deferred income tax, net		(2,537)

Net assets acquired		$68,095

Amounts allocated goodwill and intangible assets (i.e. customer relationships, software and trademark and tradename) are not deductible for income tax purposes.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operation of Euronet as if all acquisitions had occurred as of the beginning of the periods presented. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet. Pro forma results were as follows for the years ended December 31, 2004 and 2003:

Unaudited Pro Forma and Condensed Statements of Net Income

	Pro Forma for the Year Ended December 31,
(in thousands, except share data)	2004	2003
Revenues	$396,400	$248,489

Direct operating costs	274,298	160,002
Salaries and benefits	42,244	34,809
Selling, general and administrative	24,253	18,641
Depreciation and amortization	16,706	14,523

Total operating expenses	357,501	227,975

Operating income	38,899	20,514
Other income (expense), net	(5,301)	2,999
Income tax expense	(12,465)	(5,459)
Minority interest	(499)	(455)

Income from continuing operations	20,634	17,599
Loss from discontinued operations	—	(2)

Net income	$20,634	$17,597

Per share data:
Income per share-basic:
Income from continuing operations	$0.66	$0.61
Loss from discontinued operations	—	—

Net income	$0.66	$0.61

Income per share-diluted:
Income from continuing operations	$0.61	$0.56
Loss from discontinued operations	—	—

Net income	$0.61	$0.56

(5) NON-CASH FINANCING AND INVESTING ACTIVITIES

Capital lease obligations of $19.9 million, $1.8 million and $2.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

During 2002 and 2003, there were various non-cash extinguishments of the 12 3/8% Senior Discount Notes and e-pay acquisition debt (see “Note 12 — Debt Obligations” to the Consolidated Financial Statements).

(6) RESTRICTED CASH

The restricted cash balances as of December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Cash held in trust and/or cash held on behalf of others	$64,603	$52,053
Collateral on standby letters of credit	2,531	4,235
Deposits	1,394	1,495
Other	772	497

Total	$69,300	$58,280

Deposits represent balances held that are equivalent to the value of certain banks’ cash held in Euronet’s ATM network. The Company also has deposits with commercial banks to cover guarantees. The letters of credit described above are securing borrowings or ATM network cash of the Company’s consolidated subsidiaries. The cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected on behalf of mobile operators are deposited into a restricted cash account.

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS

The balances as of December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Prepaid expenses	$5,313	$5,157
Net VAT and other taxes receivable	7,418	1,522
Other	439	72

Total	$13,170	$6,751

(8) CONTRACTS IN PROGRESS

Amounts included in the consolidated financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under earnings in excess of billings. Amounts received from customers in excess of revenues recognized to date are classified as current liabilities in deferred revenue.

The software installation contracts in progress consist of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Earnings on software installation contracts	$12,730	$12,813	$10,225
Less billings to date	(13,861)	(13,982)	(11,362)

Net	$(1,131)	$(1,169)	$(1,137)

The components of contracts in progress are included in earnings in excess of billings and deferred revenue in the accompanying consolidated balance sheets are summarized as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Earnings in excess of billings	$425	$729	$334
Deferred revenue	(1,556)	(1,898)	(1,471)

Net	$(1,131)	$(1,169)	$(1,137)

(9) PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (PP&E), net of accumulated depreciation and amortization are as follows:

	As of December 31,
(in thousands)	2004	2003
ATMs	$60,114	$36,360
POS terminals	12,635	7,600
Vehicles and office equipment	6,628	5,198
Computers and software	21,914	17,317

	101,291	66,475
Less accumulated depreciation and amortization	(61,384)	(45,817)

Total	$39,907	$20,658

Depreciation and amortization expense related to PP&E for the years ended December 31, 2004, 2003 and 2002 was $10.9 million, $10.4 million and $9.7 million, respectively.

(10) GOODWILL AND INTANGIBLES ASSETS

Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. Intangible asset and goodwill additions for 2004 and 2003 are the result of acquisitions (see “Note 4 – Acquisitions” to the Consolidated Financial Statements). The following table summarizes intangible assets:

	December 31, 2004		December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$27,403	$4,467	$18,277	$1,452
Software	2,243	611	1,551	200
Trademarks	4,647	285	4,647	52

Total	$34,293	$5,363	$24,476	$1,704

Of the total goodwill balance of $183.7 million, $181.3 million relates to the Prepaid Processing Segment and the remaining $2.4 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $3.7 million and $1.7 million for the years 2004 and 2003, respectively. Estimated amortization expense on intangible assets as of December 31, 2004 with finite lives is expected to be $4.1 million per year for 2005 through 2007, $3.9 million for 2008 and $3.7 million for 2009. Recorded goodwill increased approximately $95 million and $86 million in 2004 and 2003, respectively, as a result of the acquisitions disclosed in Note 4 — Acquisitions to the Consolidated Financial Statements.

The Company’s annual impairment tests during 2004, 2003 and 2002, as well as the initial impairment test upon adoption of SFAS No. 142 in 2002, indicated that there were no impairments.

(11) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The balances as of December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Accrued expenses	$14,369	$8,067
Prepaid Processing Segment settlement liability	41,106	28,147
Transact purchase price liability	39,113	—
Movilcarga purchase price liability	12,992	—

Total	$107,580	$36,214

(12) DEBT OBLIGATIONS

Short-Term Debt Obligations

Short-term debt obligations outstanding were $4.9 million at December 31, 2004 and $4.0 million at December 31, 2003, and they had weighted average interest rate of 5.6% and 6.3%, respectively.

Long-Term Debt Obligations

The following table provides the composition of long-term debt obligations and related interest rates at December 31, 2004 and 2003:

	Debt Obligations (all dollar amounts in thousands)
	Acquisition Indebtedness			12 3/8% Senior Discount Notes Due June 2006	1.625% Convertible Debentures Due Dec. 2024	Total
	8% e-pay notes due Feb. 2005	7% Precept notes due Jan. 2005	Subtotal
Balance at December 31, 2003	$12,271	$—	$12,271	$43,521	$—	$55,792
Indebtedness incurred	—	4,000	4,000	—	140,000	144,000
Repayments	(13,451)	(4,000)	(17,451)	(44,522)	—	(61,973)
Foreign exchange loss	1,180	—	1,180	1,001	—	2,181

Balance at December 31, 2004	$—	$—	$—	$—	$140,000	$140,000

Interest expense was $7.3 million, $7.2 million, and $6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

On December 15, 2004, the Company closed the sale of $140 million of our private offering 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). The Company received net proceeds from the sales of $135.6 million, after fees totaling $4.4 million.

The Convertible Debentures have an interest rate of 1.625% per annum payable semi-annually in June and December, and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share if certain conditions are met (relating to the closing common stock prices of Euronet exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company for five years but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $4.4 million in debt issuance costs, which will be amortized over five years, the term of the initial put option by the holders of the Convertible Debentures.

In connection with the acquisition of Precept, the Company incurred indebtedness to the former shareholders which is comprised of two separate elements:

•	Installment promissory notes in the amount of $2.0 million, bearing interest at an annual rate of 7%, due in three equal installments during 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, due on February 25, 2005. Euronet had the option of paying the principal and interest in shares of Company Common Stock valued at a 10% discount to the average market price for 20 trading days prior to the maturity date. Additionally, at any time prior to the maturity date, the amount outstanding under these notes was convertible into shares of Common Stock at a conversion price of $28.42 per share. This indebtedness was fully repaid in cash during 2004.

In connection with the acquisition of e-pay, the Company incurred indebtedness to the former e-pay shareholders, two of whom are now officers of the Company, of $26.9 million, payable in British pounds, which is comprised of three separate elements:

•	Deferred purchase price in the amount of $8.5 million, bearing interest at an annual rate of 6% and payable quarterly in an amount equal to 90% of contractually defined excess cash flows generated by e-pay. In October 2003, this indebtedness was paid in full.

•	Indebtedness of $7.4 million under convertible promissory notes bearing interest at an annual rate of 7%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. The amount outstanding under these notes was converted into 706,033 shares of Euronet’s Common Stock in December 2003.

•

Indebtedness of $12.3 million under promissory notes bearing interest at an annual rate of 8%, with accrued interest payable on March 31 and September 30 of each year, beginning on September 30, 2003, until maturity on February 18, 2005. In

November 2004, the Company extended the maturity date of this indebtedness to August 2005, with the right to further extend the maturity date to February 2006. Additionally, the interest rate was increased on the extended notes effective February 2005 from 8% per annum to 10% per annum. This indebtedness was paid in full during 2004.

In June 1998, the Company sold 243,211 units in a public offering, each consisting of €511 principal amount at maturity of 12 3/8% Senior Discount Notes due on July 1, 2006 and 729,633 warrants to purchase 766,114 shares of Common Stock. Each warrant entitles the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of Common Stock at an exercise price of $5.00 per share. Cash interest on the notes was not payable prior to July 1, 2002. Commencing January 1, 2003, cash interest became payable semi-annually on January 1 and July 1 of each year. The notes and the warrants are separately transferable. The gross proceeds to the Company were €76.7 million (approximately $83.1 million) representing an issue price of €315.33 per €511 principal amount at maturity. Of this amount, $1.7 million was allocated to the warrants within stockholders’ equity to reflect their fair market value on the date of issuance. Net proceeds to the Company after underwriting discount and offering expenses were €74.2 million (approximately $81.3 million). Commencing July 1, 2002, the Company could at any time exercise its right to partially or fully redeem the Senior Discount Notes for cash without restriction. Any redemption would be subject to an early redemption premium as defined in the Senior Discount Notes indenture. The early redemption premium decreases throughout the term of the Senior Discount Notes.

During 2004, the Company repurchased or redeemed the balance of its 12 3/8% Senior Discount Notes and recognized $0.9 million as a loss on the early retirement of debt due to the combination of redemption premiums and the elimination of capitalized debt issuance costs.

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

During June 2002, in a single transaction, the Company exchanged $0.8 million of Senior Discount Notes for 56,483 shares of its Common Stock, par value $0.02 per share. This exchange has been accounted for as an early retirement of debt with no significant gain or loss resulting from such early retirement. The gain or loss on such an early retirement is calculated as the difference between the allocated carrying value of the debt and any related warrants retired ($0.8 million) and the fair market value of the Common Stock issued ($0.8 million). The transaction is exempt from registration in accordance with the Securities Act.

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

Credit Agreements

In December 2002, the Company entered into a secured revolving agreement providing a facility of up to $5.0 million from a bank. This agreement expired on March 14, 2003 and was repaid in full at that time.

In February 2004, the Company entered into a two-year unsecured revolving credit agreement with a bank providing a facility of up to $10 million. In October 2004, this facility was canceled and replaced by a $40 million revolving credit agreement with a bank. The $40 million revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries, and a $30 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. Borrowings under the $10 million facility bear interest at either a Prime Rate, plus an applicable margin specified in the respective agreement or a rate fixed for up to 30- to 90-day periods equal to the London Interbank Offered Rate (LIBOR), plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 66% of the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by all U.S. subsidiaries. Borrowings under the $30 million facility may be drawn in U.S. dollars, euros, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euros or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or the LIBOR rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. The $30 million facility may be expanded to a maximum of $33 million, resulting from certain exchange rate fluctuations. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries.

The agreements expire in October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Issuance costs incurred in association with the credit agreement of $0.6 million are being amortized over two years. As of December 31, 2004, the Company had stand by letters of credit totaling $2.9 million outstanding against these facilities and the Company was in compliance with all covenants. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.

(13) PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

For a discussion of the issuance of shares in connection with the 2004 acquisitions of Precept and CPI and the assets of EPS, and the 2003 acquisitions of e-pay, Transact and the assets of AIM, see Note 4 – Acquisitions to the Consolidated Financial Statements.

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

(15) LEASES

(a) Capital leases

The Company leases certain of its ATMs under capital lease agreements that expire between 2005 and 2011 and bear interest at rates between 2.5% and 12%. The lessors for these leases hold a security interest in the ATMs leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Euronet has the right to extend the term of certain leases at the conclusion of the basic lease period.

The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

	Year Ended December 31,
(in thousands)	2004	2003
ATMs	$38,098	$14,274
Other	2,463	1,215

Subtotal	40,561	15,489
Less accumulated amortization	(23,508)	(8,044)

Total	$17,053	$7,445

Amortization of assets held under capital leases amounted to $4.0 million, $2.4 million, and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in depreciation and amortization expense.

(b) Operating leases

The Company has non-cancelable operating rental leases for office space, which expire over the next two to eight years. Rent expense under these leases amounted to $3.4 million, $2.4 million, and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(c) Future minimum lease payments

Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2005	$6,723	$3,843
2006	6,594	3,684
2007	4,920	3,438
2008	2,705	3,118
2009	2,414	2,170
2010 and thereafter	3,314	1,080

Total minimum lease payments	26,670	$17,333

Less amounts representing interest	(5,373)

Present value of net minimum capital lease payments	21,297
Less current installments of obligations under capital leases	(4,403)

Long-term capital lease obligations	$16,894

(16) TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.

The sources of income (loss) before income taxes are presented as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Income (loss) from continuing operations:
United States	$4,763	$(643)	$(8,914)
Europe	20,686	18,538	(2,204)
Asia Pacific	4,496	(1,664)	(927)

Income (loss) from continuing operations before income taxes	29,945	16,231	(12,045)

Income (loss) from discontinued operations:
United States	—	—	4,943
Europe	—	(201)	111
Asia Pacific	—	—	—

Income (loss) from discontinued operations before income taxes	—	(201)	5,054

Total income (loss) before income taxes	$29,945	$16,030	$(6,991)

Total income tax benefit (expense) for the years ended December 31, 2004, 2003 and 2002 was allocated as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Income tax benefit (expense) from continuing operations	$(11,518)	$(4,246)	$2,312
Income tax expense from discontinued operations	—	—	(1,935)

Total tax benefit (expense)	$(11,518)	$(4,246)	$377

The income tax benefit (expense) from continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current tax benefit (expense):
U.S. Federal	$(356)	$(83)	$1,747
Foreign	(11,602)	(1,696)	6

Total current	(11,958)	(1,779)	1,753

Deferred tax benefit (expense):
U.S. Federal	148	—	—
Foreign	292	(2,467)	559

Total deferred	440	(2,467)	559

Total tax benefit (expense)	$(11,518)	$(4,246)	$2,312

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the 34% federal statutory rate applicable to corporations with U.S. taxable income less than $10 million were as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
U.S. Federal income tax benefit (expense) at applicable statutory rate tax effect of:	$(10,181)	$(5,519)	$4,095
State income tax expense at statutory rates	(157)	—	—
Non-taxable gain on sale of U.K. subsidiary	—	6,073	—
Non-deductible expenses	(1,958)	(4,432)	(917)
Other permanent differences	(3,361)	187	558
Foreign tax rate differentials	1,279	(475)	(129)
Impact of changes in tax rates	252	(1,802)	53
Other	(2,906)	563	(2,636)
Change in valuation allowance	5,514	1,159	1,288

Total income tax benefit (expense)	$(11,518)	$(4,246)	$2,312

Effective tax rate	38.5%	26.2%	(19.2%)

The tax effect of temporary differences and carryforwards that gives rise to deferred tax assets and liabilities from continuing operations are as follows

	Year Ended December 31,
(in thousands)	2004	2003
Deferred tax assets:
Tax loss carryforwards	$24,955	$15,090
Notes payable	—	3,249
Accrued interest	1,033	6,274
Accrued expenses	—	2,107
Billings in excess of earnings	638	759
Property and equipment	1,791	1,003
Deferred revenue	590	—
Deferred financing costs	—	209
Deferred compensation	1,000	—
Other	1,570	1,091

Gross deferred tax assets	31,577	29,782
Valuation allowance	(21,446)	(26,960)

Net deferred tax assets	10,131	2,822

Deferred tax liabilities:
Intangibles related to purchase accounting	(9,801)	(7,258)
Other current assets	—	(665)
Earnings in excess of billings	(96)	(226)
Notes payable	(5,486)	—
Property and equipment	(1,064)	(934)
Investment in affiliates	(539)	(76)
Other	(2,399)	(43)

Total deferred tax liabilities	(19,385)	(9,202)

Net deferred tax liabilities	$(9,254)	$(6,380)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated to income taxes in the consolidated statements of operations, except for $9.4 million attributable to tax benefits derived from the compensation element of exercised stock options and disqualifying dispositions of qualified stock options, which will be allocated to additional paid in capital.

As of December 31, 2004, 2003 and 2002, the Company’s U.S. Federal and foreign tax loss carryforwards were $74.9 million, $60.3 million and $61.6 million, respectively, and U.S. state tax loss carryforwards were $45.1 million, $17.6 million and $13.0 million, respectively.

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Company had U.S. Federal and foreign tax net operating loss carryforwards of approximately $74.9 million, which will expire as follows:

Year Ending December 31,	Gross (in thousands)	Tax Effected (in thousands)
2005	$2,031	$379
2006	1,892	348
2007	5,288	973
2008	3,987	758
2009	1,354	296
2010	753	244
2011 and thereafter	56,727	19,282
Unlimited	2,887	1,011

Total	$74,919	$23,291

In addition, the Company’s state tax net operating losses of $50.4 million will expire periodically beginning in the years ended December 31, 2005 through December 31, 2011.

Except for the earnings of e-pay Australia Pty Ltd and e-pay New Zealand, Limited, no provision has been made in the accounts as of December 31, 2004, 2003 and 2002 for U.S. Federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.

The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, should a taxing authority take a position contrary to that reported by the Company, the Company would be required to evaluate the likelihood of any loss contingency under SFAS No. 5, “Accounting for Contingencies.”

On October 22, 2004, President Bush signed into law H.R. 4520, otherwise known as the American Jobs Creation Act of 2004 (the “Act”). The Act contains several provisions that impact U.S. multinational companies including a temporary incentive to repatriate foreign earnings at an effective tax rate of 5.25%. In accordance with SFAS 109, Accounting for Income Taxes, the Company records adjustments to its deferred tax assets and liabilities for the impact of changes in tax laws and rates in the period of enactment. However, on December 21, 2004, the Financial Accounting Standard’s Board (“FASB”) issued FASB Staff Position 109-2 (“FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides companies an extension of time beyond the period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of earnings. As of December 31, 2004, the Company is evaluating the provisions of the Act to determine whether, given the Company’s U.S. federal tax position, the repatriation incentive would be advantageous to the Company. The Company does not expect to complete the evaluation under later in 2005. Until such decision is made, the Company will not change its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries.

On December 15, 2004, the Company closed the sale of $140 million of 1.625% stated interest Convertible Debentures due 2024 in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the Convertible Debentures. Euronet has determined that amount to be 9.05%, which is substantially in excess of the stated interest rate on the Convertible Debentures. An issuer of convertible debt may not deduct any premium paid upon its repurchase of such debt if the premium exceeds a normal call premium. This denial of an interest deduction, however, does not apply to accruals of interest based on the comparable yield of a convertible debt instrument. Nonetheless, the anti-abuse regulation, set forth in Section 1.1275(g) of the Internal Revenue Code (“Code”), grants the Commissioner of the Internal Revenue Service authority to depart from the regulation if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to the Debentures and ultimately sustained, our deductions attributable to the Convertible Debentures could be limited to the stated interest. The scope of the application of the anti-abuse regulations is unclear. The Company is of the view that the application of the Contingent Debt Regulations to the Debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished; however, such a contrary position would not have any adverse impact on our reported tax expense because there have been no tax benefit recognized for the difference between the stated interest of 1.625% and the comparable yield of 9.05%.

Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated acquisition indebtedness incurred to acquire stock or assets of another corporation. If a significant portion of the proceeds from the issuance of the Convertible Debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the Convertible Debentures and other debt, if any, were deemed subordinated to certain creditors of the affiliated group, interest deductions for tax purposes in excess of $5 million on such debt would be disallowed. We do not currently anticipate that this limitation would have a material impact on our ability to deduct the interest on the Convertible Debentures.

(17) VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	Balance at January 1,	Additions charged to expense	Amounts written off	Balance at December 31,
2002 Allowance for doubtful accounts	$675	$447	$(638)	$484
2003 Allowance for doubtful accounts	484	1,194	(631)	1,047
2004 Allowance for doubtful accounts	1,047	1,028	(702)	1,373

(18) STOCK PLANS

(a) Employee stock option plans

The Company has established a share compensation plan (the “SCP”) that provides certain employees options to purchase shares of its Common Stock. The options vest over a period of five years from the date of grant. Options are exercisable during the term of employment or consulting arrangements with the Company and its subsidiaries. At December 31, 2004, the authorized options for the purchase of 9,663,991 shares of Common Stock, of which 9,191,868 have been awarded to employees and 2,175,669 are currently exercisable.

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

Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees that vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2004, the Company reported 937 milestone options remain unexercised.

Share option activity of the SCP during the periods indicated is as follows:

	Number of Shares	Average Exercise Price
Balance at December 31, 2001 (2,594,744 shares exercisable)	4,920,135	$5.41
Granted	1,720,178	$11.39
Exercised	(622,154)	$3.33
Forfeited	(158,995)	$10.46

Balance at December 31, 2002 (2,674,654 shares exercisable)	5,859,164	$7.26
Granted	711,400	$10.26
Exercised	(455,621)	$5.29
Forfeited	(348,377)	$10.14

Balance at December 31, 2003 (2,841,918 shares exercisable)	5,766,566	$7.59
Granted	954,894	$19.68
Exercised	(1,506,564)	$5.11
Forfeited	(98,458)	$12.12

Balance at December 31, 2004 (2,175,669 shares exercisable)	5,116,438	$10.51

At December 31, 2004, the range of exercise prices, weighted-average remaining contractual life and number exercisable of options outstanding under the SCP was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ — - $ 2.5060	802,836	2.7	$1.8866	710,772	$2.1309
$ 2.5061 - $ 5.0120	468,368	6.4	$4.8797	170,668	$4.6698
$ 5.0121 - $ 7.5180	1,254,539	6.3	$6.0538	747,997	$6.0293
$ 7.5181 - $ 10.0240	202,700	6.4	$7.9552	98,300	$8.1201
$ 10.0241 - $ 12.5300	625,915	8.2	$10.7923	125,585	$11.0227
$ 12.5301 - $ 15.0360	117,955	3.8	$13.5117	96,955	$13.6918
$ 15.0361 - $ 17.5420	195,450	7.4	$16.4107	61,102	$16.4000
$ 17.5421 - $ 20.0480	686,675	7.6	$17.8337	164,290	$17.6805
$ 20.0481 - $ 22.5540	697,000	9.4	$22.0000	0	$—
$ 22.5541 - $ 25.0600	65,000	9.9	$25.0600	0	$—

	5,116,438	6.6	$10.5098	2,175,669	$6.5443

The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date.

The SCP also allows the compensation committee to make grants of performance-based restricted shares to certain current and prospective key employees, directors and consultants of the Company. The Company issued 35,000 shares and 92,064 restricted shares under this plan at no cost to employees in 2003 and 2004, respectively. The Company recognized compensation expense related to grants of these restricted shares in the amount of less than $0.1 million for the year ended December 31, 2003, and $1.4 million for the year ended December 31, 2004.

(b) Employee stock purchase plans

In 2001, the Company established a qualified Employee Stock Purchase Plan (the “2001 ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the plan. The Company issued 325,370 shares of Common Stock during 2002 pursuant to the 2001 ESPP at an average price per share of $6.28. As of December 31, 2002, all shares available under the plan had been purchased. In February 2003, the Company established a new qualified Employee Stock Purchase Plan (the “2003 ESPP”) and reserved an additional 500,000 shares of Common Stock for purchase under the plan. The Company issued 44,670 shares of Common

Stock during 2004 pursuant to the 2003 ESPP at an average price per share of $15.99 and issued 66,524 shares of Common Stock during 2003 at an average price per share of $8.22.

(c) Fair value of options granted

The following table provides the fair value of options granted under the SCP and shares granted under the ESPP during 2004, 2003 and 2002 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2004	2003	2002
Expected volatility	52.7%	60.7%	78.3%
Average risk-free rate	3.6%	4.9%	3.8%
Average expected lives	6.6 years	6.6 years	5 years
Weighted-average fair value (per share)	$10.51	$6.52	$6.72

(d) Employee Loans for Common Stock

In October 1999, the Company’s Board of Directors approved and implemented a Loan Agreement Program (“Program”) for certain employees, under which the Company has loaned sums of money to participating employees in order for them to purchase shares of the Company’s Common Stock on the open market. The shares are pledged to the Company to secure the loans. As of December 31, 2003, the Company held 132,444 shares as collateral for the loans. The loans carry five-year terms and are non-recourse, non-interest bearing loans. The shares vest to the employees in five equal tranches of 20% of the shares per year for five years, commencing at the date each employee began employment with the Company. As the shares vest, the employees are entitled to pay off the loans and free the shares of the pledge. These loans are considered an award of stock options as the loans are non- recourse and the employee is not obligated to pay any interest on the loans. The loans have been accounted for as a separate component of stockholders’ equity. In the event that any one of the employees defaults on the terms of the loans, or leaves the Company prior to vesting, the shares received by the Company or the unvested shares will be recorded as treasury stock.

(19) EMPLOYEE BENEFIT PLANS

The Company has established a profit sharing and 401(k) plan for all eligible employees effective the first day of the month following employment and are not otherwise covered by a retirement benefit plan (national or private) outside of the U.S. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the plan through payroll deductions. The Company’s matching contributions to the plan are made in Company Common Stock and are discretionary. Contributions are determined each year by the Board of Directors. The employee’s vested percentage regarding the employer’s contribution varies according to years of service. The Company’s contribution accrual to the plan for the years ended December 31, 2004, 2003 and 2002 was $0.2 million, $0.1 million and $0.3 million, respectively.

The Company maintains a health and dental insurance program, which covers all eligible U.S.-based employees and their legal dependants, of which the employee covers a portion of the cost. Further, the Company provides certain short-term and long-term disability and life insurance to eligible U.S.-based employees.

(20) BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments;

1)	In our EFT Processing Segment, we process transactions for a network of 5,742 ATMs and approximately 9,700 point of sale (POS) terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services for prepaid mobile airtime.

2)	Through our Prepaid Processing Segment, we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 175,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.S., Europe and Asia Pacific.

3)	Through our Software Solutions Segment, we offer a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services. These services are not directly identifiable with Company’s business segments. There are no significant inter-segment transactions.

On January 4, 2002, the Company sold substantially all of the assets of its ATM processing business (known as DASH) in the U.S.

On July 15, 2002, the Company sold substantially all of the non-current assets and capital lease obligations of its processing business in France.

The results from operations from France and DASH have been removed from continuing operations for all reported periods in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 25 – Discontinued Operations and Assets Held for Sale to the Consolidated Financial Statements, for additional information on these business components sold during 2002.

The following tables present the segment results of the Company’s operations for the years ended December 31, 2004, 2003 and 2002:

	For the year ended December 31, 2004
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$77,600	$289,810	$13,670	$—	$—	$381,080

Operating expenses:
Direct operating costs	34,129	229,908	566	—	(1)	264,602
Salaries and benefits	13,470	15,226	8,456	4,642	1	41,795
Selling, general and administrative	6,625	10,048	1,882	5,021	2	23,578
Depreciation and amortization	8,329	6,355	975	149	(7)	15,801

Total operating expenses	62,553	261,537	11,879	9,812	(5)	345,776

Operating income (loss)	15,047	28,273	1,791	(9,812)	5	35,304

Other income (expense):
Interest income	136	2,711	1	173	1	3,022
Interest expense	(1,583)	(628)	(2)	(5,088)	1	(7,300)
Equity in unconsolidated subsidiaries	—	386	—	(41)	—	345
Loss on early retirement of debt	—	—	—	(920)	—	(920)
Foreign exchange gain, net	—	—	—	(448)	—	(448)

Total other income (expense)	(1,447)	2,469	(1)	(6,324)	2	(5,301)

Income (loss) from continuing operations before income taxes and minority interest	13,600	30,742	1,790	(16,136)	7	30,003
Income tax expense	(4,321)	(7,187)	—	(10)	—	(11,518)
Minority interest	—	(58)	—	—	—	(58)

Income (loss) from continuing operations	$9,279	$23,497	$1,790	$(16,146)	$7	$18,427

Segment assets as of December 31, 2004	$92,238	$429,850	$6,605	$89,782	$—	$618,475
Fixed assets as of December 31, 2004	32,605	6,555	706	41	—	39,907

	For the year ended December 31, 2003
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$52,752	$136,185	$15,470	$—	$—	$204,407

Operating expenses:
Direct operating costs	21,990	109,538	829	—	—	132,357
Salaries and benefits	11,093	7,155	9,716	3,218	—	31,182
Selling, general and administrative	5,830	3,937	2,328	3,355	39	15,489
Depreciation and amortization	7,192	3,626	1,160	84	—	12,062

Total operating expenses	46,105	124,256	14,033	6,657	39	191,090

Operating income (loss)	6,647	11,929	1,437	(6,657)	(39)	13,317

Other income (expense):
Interest income	31	1,056	6	164	—	1,257
Interest expense	(631)	(11)	(2)	(6,572)	—	(7,216)
Gain on sale of U.K. subsidiary	18,045	—	—	—	—	18,045
Equity in unconsolidated subsidiaries	(1)	645	—	(126)	—	518
Foreign exchange gain, net	—	—	—	(9,690)	—	(9,690)

Total other income (expense)	17,444	1,690	4	(16,224)	—	2,914

Income from continuing operations before income taxes	24,091	13,619	1,441	(22,881)	(39)	16,231
Income tax expense	(1,911)	(2,810)	—	475	—	(4,246)

Income (loss) from continuing operations	$22,180	$10,809	$1,441	$(22,406)	$(39)	$11,985

Segment assets as of December 31, 2003	$46,488	$238,598	$8,155	$10,532	$—	$303,773
Fixed assets as of December 31, 2003	17,095	2,908	798	(116)	(27)	20,658

	For the year ended December 31, 2002
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services	Eliminations	Consolidated
Total revenues	$53,918	$—	$17,130	$—	$—	$71,048

Operating expenses:
Direct operating costs	26,694	—	788	—	—	27,482
Salaries and benefits	8,928	—	12,095	1,989	—	23,012
Selling, general and administrative	4,856	—	2,782	3,576	41	11,255
Depreciation and amortization	8,631	—	1,031	56	—	9,718

Total operating expenses	49,109	—	16,696	5,621	41	71,467

Operating income (loss)	4,809	—	434	(5,621)	(41)	(419)

Other income (expense):
Interest income	51	—	137	59	—	247
Interest expense	(1,108)	—	(13)	(5,132)	—	(6,253)
Loss on facility sublease	—	—	(249)	—	—	(249)
Equity in losses from unconsolidated subsidiaries	(183)	—	—	—	—	(183)
Gain/(loss) on early retirement of debt	—	—	—	(955)	—	(955)
Foreign exchange gain, net	—	—	—	(4,233)	—	(4,233)

Total other income (expense)	(1,240)	—	(125)	(10,261)	—	(11,626)

Income (loss) from continuing operations before income taxes and minority interest	3,569	—	309	(15,882)	(41)	(12,045)
Income tax expense	465	—	1,892	(45)	—	2,312
Minority interest	100	—	—	—	—	100

Income (loss) from continuing operations	$4,134	$—	$2,201	$(15,927)	$(41)	$(9,633)

Segment assets as of December 31, 2002	$50,347	$—	$6,955	$9,257	$—	$66,559
Fixed assets as of December 31, 2002	20,431	—	854	109	—	21,394

Total revenues for the three years ended December 31, 2004, summarized by geographic location, are as follows:

	Revenues For the year ended
(in thousands)	2004	2003	2002
U.S.	$43,929	$17,818	$17,410
Germany	33,839	14,280	12,093
Poland	30,615	16,887	12,899
Hungary	10,407	7,397	7,139
U.K.	170,968	94,762	14,480
Australia	65,070	37,752	—
Other	26,252	15,511	7,027

Total	$381,080	$204,407	$71,048

PP&E and total assets as of December 31, 2004 and 2003, summarized by geographic location, are as follows:

	Property, Plant & Equipment as of December 31,		Total Assets as of December 31,
(in thousands)	2004	2003	2004	2003
U.S.	$2,273	$804	$149,031	$22,661
Germany	7,625	3,788	101,537	42,838
Poland	17,409	6,509	38,331	11,950
Hungary	6,108	5,049	12,649	11,555
U.K.	1,925	1,141	180,364	159,845
Australia	553	470	47,028	34,306
Spain	672	—	54,698	—
Other	3,342	2,897	34,837	20,618

Total	$39,907	$20,658	$618,475	$303,773

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing Segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S.

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, as the maturities are less than one year in duration. Based on quoted market prices, the fair value of the Company’s Convertible Debentures was $151.4 million, compared to a carrying value of $140.0 million as of December 31, 2004.

(22) RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004, 2003 and 2002, the Company recorded combined revenues of $0.6 million, $0.3 million and $0.5 million, respectively, from CashNet Egypt and Europlanet, unconsolidated subsidiaries, with respect to data processing and technical services agreements. Amounts due from these related parties were $0.1 million as of December 31, 2004 and $0.2 million as of December 31, 2003 and 2002.

Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $1.4 million and $1.3 million in interest in 2004 and 2003, respectively, to former e-pay shareholders who also serve as officers of the Company.

(23) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Euronet is subject to concentrations of business and credit risk. Euronet’s financial instruments mainly include trade accounts receivables and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base, although limited, includes the most significant international card organizations and certain banks in the markets and the Prepaid Processing Segments customer base, while diverse, includes several major retailers and/or distributors in markets that they operate. Therefore, the Company’s operations are directly affected by the financial condition of those entities.

Cash and cash equivalents are placed with high credit quality financial institutions or in short-term duration, high quality debt securities. Euronet does not require collateral or other security to support financial instruments subject to credit risk. Management believes that the credit risk associated with its financial instruments is minimal due to the control procedures, which monitor credit worthiness of customers and financial institutions and to the purchased credit enhancement protection. However, in the U.K., Australian and Spanish markets, the Company purchases credit enhancement protection for its significant named retailer customers.

(24) RESEARCH AND DEVELOPMENT

The following table provides the detailed activity related to capitalized software costs for the three years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(in thousands)	2004	2003	2002
Software Solutions Segment:
Beginning balance-capitalized development cost	$1,835	$1,584	$1,711
Additions-capitalized in the period	729	1,173	555
Amortization-expense in the period	(1,027)	(922)	(682)

Net capitalized development cost	$1,537	$1,835	$1,584

Research and development costs expensed for the years ending December 31, 2004, 2003 and 2002 were $1.9 million, $2.9 million and $4.4 million, respectively.

The Company regularly engages in research and development activities aimed at the development and delivery of new products, services and processes to Euronet’s customers, including bill payment and presentment, telephone banking products, wireless banking products, prepaid mobile phone recharge products, browser-based ATM software products, Internet banking solutions and POS terminal products, including GPRS technology. The Company is also making significant improvements to its core software products.

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

The summary operating results of discontinued operations for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31, 2003
	DASH	France	Total
Revenues	$—	$—	$—
Operating expenses	—	201	201

Operating income (loss)	—	(201)	(201)
Other income	—	—	—
Gain (loss) on disposal	—	—	—

Income (loss) before taxes	—	(201)	(201)
Income tax expense	—	—	—

Net loss of discontinued operations	$—	$(201)	$(201)

	Year Ended December 31, 2002
	DASH	France	Total
Revenues	$101	$563	$664
Operating expenses	3	648	651

Operating income (loss)	98	(85)	13
Other income	—	315	315
Gain (loss) on disposal	4,845	(119)	4,726

Income before taxes	4,943	111	5,054
Income tax expense	(1,857)	(78)	(1,935)

Net income of discontinued operations	$3,086	$33	$3,119

There were no assets or liabilities held for sale at December 31, 2004 or 2003.

(26) COMMITMENTS AND CONTINGENCIES

As of December 31, 2004 and 2003, the Company has standby letters of credit issued on its behalf in the amount of approximately $2.9 million and $4.2 million, respectively. In addition, as of December 31, 2004, the Company has $2.8 million of bank guarantees issued on its behalf, the majority of which are collateralized by cash deposits held by the respective issuing banks.

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

See Note 4 – Acquisitions to the Consolidated Financial Statements for earn-out commitments related to the Company’s 2003 and 2004 acquisitions.

Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of December 31, 2004, the Company had granted guarantees in the following amounts:

•	Cash in various ATM networks - $14.2 million over the five- to six-year terms of the cash supply agreements.

•	Vendor supply agreements - $2.3 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million as of December 31, 2004.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications.

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with our disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities have been recorded as of December 31, 2004 and 2003.

In the ordinary course of business, Euronet enters into contractual commitments for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $11.7 million, $8.2 million and $7.9 million, respectively, under such agreements. While contractual payments may be greater or less based on the number of ATMs and transaction levels, the table below summarizes the future minimum payments under these arrangements:

(in thousands)	Purchase Obligations
Year ending December 31,
2005	$7,743
2006	3,125
2007	2,734
2008	1,953
2009 and thereafter	3,613

$19,168

(27) SUBSEQUENT EVENTS

Acquisition of Dynamic TeleCard, Inc.

In March 2005 the Company acquired the assets of Dynamic TeleCard, Inc. (DTC), a U.S.-based top-up company that distributes prepaid services via POS terminals. DTC delivers several types of prepaid products including wireless, long distance and gift cards. The assets of DTC were initially purchased on an “earn-out” basis through the issuance of 434,116 shares of Euronet Common Stock, of which 206,547 shares will be held in escrow and released, subject to certain performance criteria and indemnification claims. The earn-out will be calculated based on certain 2005 performance criteria as specified in the purchase agreement, and is estimated to be between $7 million and $10 million. The Company has the option of paying the earn-out in Euronet Common Stock or a combination of cash and Euronet Common Stock.

(28) SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands, except per share data)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004
Net revenues	$81,055		$87,022	$99,924	$113,079
Operating income	6,513		7,366	9,974	11,451
Net income from continuing operations	3,286		4,380	5,963	4,798
Net income per common share from continuing operations:
Basic	0.11		0.14	0.19	0.15
Diluted	0.10		0.13	0.17	0.14

Year Ended December 31, 2003
Net revenues	$33,100		$48,141	$53,061	$70,105
Operating income	1,151		2,784	3,690	5,692
Net income (loss) from continuing operations	15,421	(a)	(2,775)	1,425	(2,086)
Net income (loss) per common share from continuing operations:
Basic	0.61		(0.10)	0.05	(0.08)
Diluted	0.57		(0.10)	0.05	(0.08)

(a)	Includes gain on sale of UK ATM network

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the year ended December 31, 2002 and through November 12, 2003, Euronet, in the ordinary course of business, consulted with KPMG LLP on various matters related to our operations in the United States and with respect to certain transactions. These consultations were made in the context of KPMG LLP assisting KPMG Polska Sp. z o.o. in the execution of their work as the Company’s auditors and were coordinated by KPMG Polska Sp. z o.o. There were no consultations regarding the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters, disagreements or reportable events as set forth in Items 304(a)(1)(v) of Regulation S-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Stockholders of Euronet Worldwide, Inc.:

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities and Exchange Act (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Management has not conducted an assessment of the internal control over financial reporting of Call Processing, Inc.(CPI) and Euronet Meflur Movilcarga S.L. Inc. (Movilcarga). It was not possible to conduct a complete assessment of the internal control over financial reporting for these subsidiaries in the period between the completion of the acquisition during 2004 and the date of our management’s assessment of our internal control over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal controls over financial reporting of CPI and Movilcarga, which are included in our consolidated financial statements for approximately 5 months and 2 months, respectively. The consolidated statement of operations and comprehensive income for 2004 include approximately $4.5 million or approximately 1%, of total revenues related to CPI and Movilcarga. Additionally, the consolidated balance sheet includes total assets for CPI and Movilcarga as of December 31, 2004 of $36.9 million, or approximately 6%, of consolidated total assets.

Our independent registered public accounting firm, KPMG LLP audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an audit report concurring with management’s assessment, which is included herein.

/s/ MICHAEL J. BROWN
Michael J. Brown
Chairman and Chief Executive Officer

/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

March 14, 2005

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Euronet Worldwide, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal controls over financial reporting, that Euronet Worldwide, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Euronet Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Euronet Worldwide, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Euronet Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Euronet Worldwide, Inc. acquired CPI and Movilcarga during 2004, and management excluded from its assessment of the effectiveness of Euronet Worldwide, Inc.’s internal control over financial reporting as of December 31, 2004 CPI and Movilcarga’s internal control over financial reporting associated with total assets of $36.9 million and total revenues of $4.5 million, included in the consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Euronet Worldwide, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of CPI and Movilcarga.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Kansas City, Missouri

March 15, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for the Annual Meeting of Shareholders for 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders for 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders for 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as Part of this Report.

1. Financial Statements

The consolidated financial statements and related notes, together with the reports of KPMG LLP and KPMG Polska Sp. z.o.o., appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

2. Schedules

None.

3. Exhibits

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below. Exhibits 10.2 – 10.7 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: March 14, 2005	/s/ MICHAEL J. BROWN
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March 2005 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatuure	Title

/s/ MICHAEL J. BROWN Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ DANIEL R. HENRY Daniel R. Henry	Chief Operating Officer, President and Director

/s/ RICK L. WELLER Rick L. Weller	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ PAUL S. ALTHASEN Paul S. Althasen	Executive Vice President and Co-Managing Director of e-pay Limited and Director

/s/ ANDZREJ OLECHOWSKI Andzrej Olechowski	Director

/s/ ERIBERTO R. SCOCIMARA Eriberto R. Scocimara	Director

/s/ THOMAS A. MCDONNELL Thomas A. McDonnell	Director

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director

/s/ M. JEANNINE STRANDJORD M. Jeannine Strandjord	Director

Exhibit Index

Exhibit	Description

2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between Euronet Worldwide, Inc. and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among Euronet Worldwide, Inc., Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of Transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s quarterly report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of Transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.7	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.10	Specimen 1.625% Convertible Senior Debenture due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

10.1	Agreement, dated November 20, 2003, between Euronet Worldwide, Inc. and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.5	Employment Agreement executed in October 2003, between the Euronet Worldwide, Inc. and James P. Jerome, Executive Vice President (filed as exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.6	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.7	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.8	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA

10.9	Employment Agreement executed in October 2003, between the Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer

10.10	Restricted Share Award Agreements between Euronet Worldwide, Inc. and Michael J. Brown, Daniel R. Henry, Rick L. Weller and Jeffrey B. Newman (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 20, 2004, and incorporated by reference herein)

10.11	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.12	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.13	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004)

10.14	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.15	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2004)

10.16	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2004)

10.17	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 – Certification of Chief Executive Officer

31.2	Section 302 – Certification of Chief Financial Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer