Form 10-Q
period 2005-03-31
EURONET WORLDWIDE INC
filed 2005-05-04
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, the Company had 35,066,342 common shares outstanding.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$72,984	$124,198
Restricted cash	107,896	69,300
Inventory - PINs and other	18,224	18,949
Trade accounts receivable, net of allowances for doubtful accounts of $1,254 at March 31, 2005 and $1,373 at December 31, 2004	114,276	110,306
Earnings in excess of billings	5,703	7,206
Deferred income tax assets	2,905	1,637
Prepaid expenses and other current assets	19,741	13,170

Total current assets	341,729	344,766

Property, plant and equipment, net of accumulated depreciation of $61,088 at March 31, 2005 and $61,384 at December 31, 2004	42,007	39,907
Goodwill	245,624	183,668
Acquired intangible assets, net of accumulated amortization of $6,887 at March 31, 2005 and $5,363 at December 31, 2004	40,579	28,930
Deferred income tax assets	9,112	8,494
Other assets, net of accumulated amortization of $6,068 at March 31, 2005 and $5,430 at December 31, 2004	9,476	12,710

Total assets	$688,527	$618,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$205,020	$155,079
Accrued expenses and other current liabilities	84,567	107,580
Current installments on obligations under capital leases	4,855	4,403
Short-term obligations	4,233	4,862
Income taxes payable	10,479	9,446
Deferred income tax liabilities	4,024	1,864
Deferred revenue	9,350	9,949

Total current liabilities	322,528	293,183

Debt obligations	140,000	140,000
Obligations under capital leases, excluding current installments	15,450	16,894
Deferred income tax liabilities	22,762	17,520
Other long-term liabilities	2,314	3,093
Minority interest	6,341	5,871

Total liabilities	509,395	476,561

Stockholders’ equity:
Common stock, $0.02 par value; 60,000,000 shares authorized; 34,870,941 and 33,126,038 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	698	663
Additional paid-in-capital	270,025	235,559
Treasury stock	(149)	(149)
Employee loans for stock	(47)	(47)
Subscriptions receivable	(328)	(180)
Accumulated deficit	(94,618)	(99,444)
Restricted reserve	774	774
Accumulated other comprehensive income	2,777	4,738

Total stockholders’ equity	179,132	141,914

Total liabilities and stockholders’ equity	$688,527	$618,475

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
EFT Processing Segment	$23,889	$14,940
Prepaid Processing Segment	89,381	62,919
Software Solutions Segment	3,936	3,196

Total revenues	117,206	81,055

Operating expenses:
Direct operating costs	82,372	56,645
Salaries and benefits	11,949	9,454
Selling, general and administrative	6,138	4,889
Depreciation and amortization	5,025	3,554

Total operating expenses	105,484	74,542

Operating income	11,722	6,513

Other income (expenses):
Interest income	1,207	571
Interest expense	(1,588)	(1,836)
Income (loss) from unconsolidated affiliates	245	(21)
Loss on early retirement of debt	—	(71)
Foreign exchange gain (loss), net	(2,842)	235

Total other expense	(2,978)	(1,122)

Income from continuing operations before income taxes and minority interest	8,744	5,391
Income tax expense	(3,830)	(2,105)
Minority interest	(88)	—

Net income	4,826	3,286
Translation adjustment, net	(1,961)	(205)

Comprehensive income	$2,865	$3,081

Net income per share - basic:

Net income per share	$0.14	$0.11

Basic weighted average shares outstanding	33,883,451	30,120,295

Net income per share - diluted:
Net income per share	$0.13	$0.10

Diluted weighted average shares outstanding	36,528,742	33,351,456

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$4,826	$3,286

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,025	3,554
Unrealized foreign exchange (gain) loss	2,724	(672)
Gain on disposal of fixed assets	(92)	—
Deferred income tax expense	333	1,563
Income assigned to minority interest	88	—
Accretion of discount on notes payable	—	31
Amortization of debt obligations issuance expense	223	—

Changes in working capital, net of amounts acquired:
Increase in income taxes payable, net	779	1,561
Decrease (increase) in restricted cash	(38,596)	20,667
Decrease (increase) in inventory	725	(2,864)
Decrease (increase) in trade accounts receivable	(2,773)	414
Decrease (increase) in accrued income	1,503	(1,712)
Decrease (increase) in prepaid expenses and other current assets	(6,801)	3,293
Increase (decrease) in trade accounts payable	33,968	(2,962)
Decrease in deferred revenue	(1,378)	(1,325)
Increase (decrease) in accrued expenses and other liabilities	7,741	(14,025)
Other, net	1,604	(1,402)

Total adjustments and changes in working capital	5,073	6,121

Net cash provided by operating activities	9,899	9,407

Cash flows from investing activities:
Acquisitions, net of cash acquired	(55,969)	(2,600)
Proceeds from sale of fixed assets	164	—
Fixed asset purchases	(3,041)	(2,000)
Purchase of intangible and other long term assets	(465)	(65)

Net cash used in investing activities	(59,311)	(4,665)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	3,369	1,769
Repayment of obligations under capital leases	(2,048)	(6,550)
Net repayments on short-term borrowings	(236)	—
Other, net	—	(2)

Net cash provided by (used in) financing activities	1,085	(4,783)

Effect of exchange differences on cash	(2,887)	64

Net increase (decrease) in cash and cash equivalents	(51,214)	23
Cash and cash equivalents at beginning of period	124,198	19,245

Cash and cash equivalents at end of period	$72,984	$19,268

Interest paid during the period	$624	$1,069
Income taxes paid during the period	2,937	998

See accompanying notes to the unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company at March 31, 2005 and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2004, including the notes thereto, set forth in the Company’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.

During the third quarter 2004, the Company changed the manner in which it reports EFT Processing Segment direct costs, salaries and benefits and sales, general and administrative (SG&A) expenses. In prior periods, processing center costs were charged and then allocated from SG&A to direct costs on the basis of a standard rate per transaction. Management has evaluated the method and believes that the specific assignment of processing center salaries and related costs, together with other costs directly attributable to the center, is a preferred method and more appropriately reflects the variable and non-variable nature of the Company’s operating expenses. Periods prior to the third quarter 2004 have been conformed to ensure consistent presentation. This change in presentation does not impact consolidated operating income or net income for any period presented.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

For a description of the accounting policies of the Company, see Note 3 to the Audited Consolidated Financial Statements as of and for the year ended December 31, 2004 set forth in the Company’s Form 10-K.

(3) NET INCOME PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if dilutive stock options and warrants were exercised using the treasury stock method, where applicable. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2005	2004
Basic weighted average shares outstanding	33,883,451	30,120,295
Additional shares from assumed conversion of warrants	—	196,572
Incremental shares from assumed conversion of stock options	2,645,291	3,034,589

Potentially diluted weighted average shares outstanding	36,528,742	33,351,456

The table includes options with strike prices below the average fair market value of Euronet common shares during the period. The table does not reflect 125,000 options that have an exercise price in excess of the average market price of Euronet common shares during the period. These options may have an additional dilutive effect in the future if the average market value of Euronet common shares rises above the exercise price of the options. In December 2004, the Company issued convertible senior debentures that if converted in the future, would have a potentially dilutive effect on the Company’s stock. The debentures are convertible into 4.2 million shares of Common Stock, subject to adjustment. As required by Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the dilutive impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Since the assumed conversion of the debentures under the if-converted method is anti-dilutive for the three-months ended March 31, 2005, the impact has been excluded from the calculation of diluted net income per share.

(4) ACQUISITIONS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger acquisitions management engaged an appraiser to assist in the evaluation.

2005 Acquisitions:

Acquisition of Dynamic Telecom, Inc.

In March 2005, Payspot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic”), a company based in Iowa. Dynamic distributes several types of prepaid products including wireless, long distance and gift cards via point of sale (POS) terminals in convenience store chains throughout the U.S. The purchase price of $11.1 million consisted of 434,116 shares of Euronet Common Stock, valued at $10.8 million, and $0.3 million in cash. Of the 434,116 shares of Common Stock, 206,547 shares will be held in escrow and released, subject to certain performance criteria and indemnification claims. There are also additional earn-out payments to be calculated based on certain performance criteria for the second and fourth quarter 2005, as specified in the purchase agreement. The total of these payments is currently estimated to be between $7 million and $10 million, which will be recorded as additional goodwill when determined beyond a reasonable doubt. The Company has the option of paying the earn-out in Euronet Common Stock or a combination of cash and Euronet Common Stock.

The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remains preliminary while management completes its evaluation of the fair value of the net assets acquired.

Description (all dollar amounts in thousands)	Estimated Life	Amount
Current assets		$87
Property, plant & equipment	various	679
Customer relationships	8 years	3,488
Goodwill	Indefinite	8,098

Assets acquired		12,352

Deferred income tax		(1,300)

Net assets acquired		$11,052

Acquisition of Telerecarga S.L.

In March 2005, Euronet purchased 100% of the assets of Telerecarga. S.L. (“Telerecarga”), a Spanish company that distributes prepaid wireless airtime and other prepaid products via POS terminals throughout Spain. The purchase price of €38.0 million (approximately $50.8 million) was settled through the assumption of €23.0 million (approximately $30.7 million) in liabilities together with, in the second quarter 2005, a cash payment of €12.6 million (approximately $16.8 million) and the assumption of €2.4 million (approximately $3.3 million) in liabilities; the second quarter cash payment and liability assumption are subject to certain performance conditions, which Euronet expects will be met. Accordingly, the Company has recorded an accrued purchase price liability of $20.1 million as of March 31, 2005, which is included in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet.

The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remains preliminary while management completes its evaluation of the fair value of the net assets acquired.

Description (all dollar amounts in thousands)	Estimated Life	Amount
Property, plant & equipment	various	$2,139
Customer relationships	8 years	7,246
Goodwill	Indefinite	43,957

Assets acquired		53,342

Deferred income tax		(2,536)

Net assets acquired		$50,806

Increase in ownership of ATX Software, Ltd.

In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software Ltd. (“ATX”) and increased its investment in ATX to 51% for a purchase price of €8.0 million, which was settled through a cash payment of €4.0 million (approximately $5.3 million) and the issuance of 215,644 shares of Euronet Common Stock with an estimated fair value of $5.6 million at the date of issuance. Of the purchase price, €1.0 million (approximately $1.3 million) is being held in escrow to be released quarterly through March 31, 2006, subject to the collection of certain trade accounts receivable. The acquisition was accounted for at fair value as a step acquisition in accordance with SFAS No. 141. Euronet’s $0.1 million share of dividends declared prior to acquiring control of ATX was recognized as income from unconsolidated affiliates during the first quarter 2005. As described below under “2004 Acquisitions,” Euronet originally acquired a 10% investment in ATX in May 2004. With our increase in ownership from 10% to 51%, we are now required to consolidate ATX’s financial position and results of operations.

The following table summarizes the allocation of the purchase price to the fair values of Euronet’s 51% share of the acquired tangible and intangible assets at the acquisition date. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remains preliminary while management completes its evaluation of the fair value of the net assets acquired.

Description (all dollar amounts in thousands)	Estimated Life	Amount
Net assets	various	$369
Customer relationships	8 years	781
Software	5 years	338
Goodwill	Indefinite	12,729

Assets acquired		14,217

Deferred income tax		(419)

Net assets acquired		$13,798

2004 Acquisitions:

Acquisition of Prepaid Concepts, Inc.

In January 2004, PaySpot purchased all of the share capital of Prepaid Concepts, Inc. (Precept), a company based in California that distributes prepaid services via POS terminals throughout the U.S. The purchase price of $17.8 million was settled through the issuance of 527,180 shares of Euronet Common Stock, payment of $4.0 million in cash and issuance of $4.0 million in promissory notes bearing interest at an annual rate of 7%. Of the issued shares of Common Stock, 160,000 shares were held in escrow and a portion was released in March 2005, with the remaining shares, valued at $1.4 million, retained in escrow until August 2005, subject to any indemnification claims. The promissory notes, including accrued interest, were repaid in cash during 2004.

Acquisition of Electronic Payment Solutions

In May 2004, PaySpot purchased all of the net assets of Electronic Payment Solutions (EPS), a company based in Texas that distributes prepaid services via POS terminals throughout the U.S. The purchase price of $2.2 million was settled through the issuance of 107,911 shares of Euronet Common Stock. Of the issued shares of Common Stock, 50% of the shares will be held in escrow, with 25% being released in May 2005 and the final 25% being released in May 2006, subject to certain performance criteria. The Company also agreed to deliver cash in consideration for the net current assets acquired. Additionally, subject to certain performance criteria, there is a potential earn-out payment payable in Common Stock, currently estimated to be approximately $0.8 million, which will be paid during the second quarter 2005 in Euronet Common Stock. The shares issued related to the earn-out payment will be held in escrow until May 2006. Goodwill will be increased by the amount of additional consideration, if any. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remain preliminary while management completes its evaluation of the fair value of the net assets acquired.

Initial investment in ATX Software, Ltd.

In May 2004, Euronet purchased 10% of the shares of ATX, a provider of electronic prepaid voucher solutions incorporated in the U.K. ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX has customers in more than 25 countries and works directly with scratch card distributors, who in turn contract with the mobile operators individual retailers. The purchase price of $2.9 million, including professional fees, was settled through the issuance of 125,590 shares of Euronet Common Stock for the ATX shares. Euronet was also granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005, which, as discussed above, Euronet exercised in March 2005.

Acquisition of Call Processing, Inc.

In July 2004, PaySpot purchased all of the share capital of Call Processing, Inc. (CPI), a company based in Texas that provides prepaid wireless processing and other services to convenience store chains throughout the U.S. CPI provides these services through a network of retail locations, all of which have electronic distribution of prepaid services via POS terminals. CPI provides several types of prepaid products, including prepaid wireless, prepaid long distance, prepaid gift cards, age verification and other services. The purchase price of $6.6 million was settled through a cash payment of $0.7 million and issuance of 281,916 shares of Euronet Common Stock, valued at approximately $5.9 million, to the former shareholders of CPI. Of the issued shares of Common Stock, 65,104 shares will be held in escrow and released on July 1, 2005 and 60,690 shares will be held in escrow and released on June 30, 2006, subject to certain performance criteria. If the average share price of the Company’s Common Stock is less than $22.66 on the 20 trading days prior to the date the shares are released from escrow, the Company will pay the aggregate difference between $22.66 and that average share price in either cash or through the issuance of additional shares of Common Stock, at the Company’s discretion. In addition, there was a potential earn-out payment payable in Common Stock. In February 2005, the Company fully settled this earn-out obligation with a cash payment of $0.3 million. Goodwill was increased for this additional consideration paid. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remain preliminary while management completes its evaluation of the fair value of the net assets acquired.

Acquisition of Movilcarga

In November 2004, Euronet indirectly acquired certain prepaid mobile phone top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (Meflur), a Spanish telecommunications distribution company (“Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga Assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.1 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004; therefore, €10.0 million (approximately $13.0 million) was recorded as a purchase price payable, and included in the asset allocation, as of December 31, 2004. Additional payments may be due during the first quarters of 2007 and 2008, subject to the fulfillment of certain financial conditions. The Company estimates that, based on information from Meflur, these additional payments will total approximately €7.0 million to €10.0 million (approximately $9.0 million to $12.9 million). The additional payments may be made, at the option of Euronet, in either cash or a combination of cash and Euronet Common Stock. Goodwill will be increased by the amount of additional consideration, if any, when determined beyond a reasonable doubt. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remain preliminary while management completes its evaluation of the fair value of the net assets acquired.

Pro forma results

The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three months ended March 31, 2005 and 2004 as if the acquisitions described above had occurred January 1, 2004. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Revenues	$125,773	$95,922
Operating income	$12,714	$8,523
Net income	$5,342	$4,443

Per share data:
Net Income per share-basic	$0.15	$0.14
Net Income per share-diluted	$0.14	$0.13

(5) GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill are carried at amortized cost and evaluated for impairment annually or more frequently if there is an indication of impairment. As disclosed in Note 4 – Acquisitions, additions during the three months ended March 31, 2005 include $11.9 million assigned to acquired amortizable intangible assets and $64.8 million assigned to goodwill. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of activity in intangible assets and goodwill for the three months ended March 31, 2005 is presented below:

	Goodwill and Intangible Assets Activity for Three Months Ended March 31, 2005
(in thousands)	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Additions:
Acquisition of Dynamic	3,488	8,098	11,586
Acquisition of Telerecarga	7,246	43,957	51,203
Acquisition of ATX	1,123	12,729	13,852
Adjustment to Transact	1,789	(1,121)	668
Amortization	(1,182)	—	(1,182)
Other (primarily changes in foreign currency exchange rates)	(815)	(1,707)	(2,522)

Balance as of March 31, 2005	$40,579	$245,624	$286,203

The additions above include adjustments to the purchase price allocations of the Company’s previous acquisitions. The purchase price allocation for Transact, a Prepaid Processing Segment subsidiary based in Germany, was adjusted based on an independent appraisal of the value of Transact as of the date of acquisition finalized during the first quarter 2005. The adjustment resulted in a reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships, of $1.8 million. The related deferred income tax liabilities related to the increase in intangible assets increased by $0.7 million, which also increased goodwill related to Transact. The impact of this reclassification on the Company’s net income is an increase to amortization expense, net of the related income tax impact, of less than $0.2 million per year beginning in the first quarter 2005.

Estimated amortization expense on intangible assets, before income taxes, as of March 31, 2005 with finite lives is expected to total $5.5 million for 2005, $5.7 million for 2006, $5.7 million for 2007, $5.5 million for 2008, $5.3 million for 2009 and $5.2 million for 2010.

(6) DEBT OBLIGATIONS

A summary of the activity for the three months ended March 31, 2005 for all debt obligations is presented below:

(in thousands)	Short-Term Obligations	Capital Leases	1.625% Convertible Debentures Due Dec. 2024	Total
Balance at December 31, 2004	$4,862	$21,297	$140,000	$166,159
Indebtedness incurred	—	2,086	—	2,086
Repayments	(518)	(2,048)	—	(2,566)
Foreign exchange gain	(111)	(1,030)	—	(1,141)

Balance at March 31, 2005	4,233	20,305	140,000	164,538
Less - current maturities	(4,233)	(4,855)	—	(9,088)

Balance at March 31, 2005	$—	$15,450	$140,000	$155,450

As of March 31, 2005, there were no amounts outstanding against the Company’s $40 million revolving credit facilities, but there were stand by letters of credit outstanding against these facilities totaling $2.2 million.

(7) STOCK-BASED EMPLOYEE COMPENSATION

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of compensation expense when stock-based incentives are awarded for services provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123, “Accounting for Stock-Based Compensation.” After amendment of the compliance date by the United States Securities and Exchange Commission during April 2005, the Company is required to adopt the provisions of SFAS No. 123R on or before January 1, 2006. Upon adoption, the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the date of adoption, the transition option it will utilize to adopt SFAS No. 123R, or completed its analysis of the estimated impact that its adoption will have on its financial position and results from operations. However, the impact on net income is likely to be material. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Net income, as reported	$4,826	$3,286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,722)	(930)

Pro forma net income	$3,104	$2,356

Earnings per share:
Basic-as reported	$0.14	$0.11
Basic-pro forma	$0.09	$0.08
Diluted-as reported	$0.13	$0.10
Diluted-pro forma	$0.08	$0.07

Due to the Company’s United States corporate income tax position, the Company currently provides a valuation allowance over its entire U.S. net deferred tax position. Therefore, no tax benefits have been attributed to stock-based compensation expense in the above table because management has not determined that it is more likely than not that such benefit would be realized.

(8) BUSINESS SEGMENT INFORMATION

The Company operates in three principal business segments:

1)	In the EFT Processing Segment, the Company processes transactions for a network of automated teller machines (ATMs) and point of sale (POS) terminals across Europe, the Middle East, Africa and India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.S., Europe and Asia Pacific.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

The Company also has a “Corporate Services Segment” that provides the three business segments with corporate and other administrative services. These services are not directly identifiable with the Company’s business segments. There are no significant inter-segment transactions.

The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2005 and 2004:

	For the Three Months Ended March 31, 2005
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$23,889	$89,381	$3,936	$—	$117,206

Operating expenses:
Direct operating costs	10,834	71,279	259	—	82,372
Salaries and benefits	3,703	4,903	2,127	1,216	11,949
Selling, general and administrative	1,308	3,120	390	1,320	6,138
Depreciation and amortization	2,465	2,243	282	35	5,025

Total operating expenses	18,310	81,545	3,058	2,571	105,484

Operating income (loss)	5,579	7,836	878	(2,571)	11,722

Other income (expense):
Interest income	46	909	—	252	1,207
Interest expense	(569)	(154)	—	(865)	(1,588)
Income from unconsolidated affiliates	—	113	—	132	245
Foreign exchange loss, net	—	—	—	(2,842)	(2,842)

Total other income (expense)	(523)	868	—	(3,323)	(2,978)

Income (loss) from continuing operations before income taxes and minority interest	$5,056	$8,704	$878	$(5,894)	$8,744

Segment assets as of March 31, 2005	$90,875	$548,091	$6,247	$43,314	$688,527

	For the Three Months Ended March 31, 2004
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$14,940	$62,919	$3,196	$—	$81,055

Operating expenses:
Direct operating costs	6,855	49,712	78	—	56,645
Salaries and benefits	2,889	3,370	2,161	1,034	9,454
Selling, general and administrative	1,371	1,992	529	997	4,889
Depreciation and amortization	1,835	1,466	221	32	3,554

Total operating expenses	12,950	56,540	2,989	2,063	74,542

Operating income (loss)	1,990	6,379	207	(2,063)	6,513

Other income (expense):
Interest income	14	544	1	12	571
Interest expense	(176)	(23)	(1)	(1,636)	(1,836)
Loss from unconsolidated affiliates	—	—	—	(21)	(21)
Loss on early retirement of debt	—	—	—	(71)	(71)
Foreign exchange gain, net	—	—	—	235	235

Total other income (expense)	(162)	521	—	(1,481)	(1,122)

Income (loss) from continuing operations before income taxes	$1,828	$6,900	$207	$(3,544)	$5,391

Segment assets as of December 31, 2004	$92,238	$429,850	$6,605	$89,782	$618,475

(9) RELATED PARTY TRANSACTIONS

See Note 4 - Acquisitions for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.

Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $0.6 million in interest in the first quarter 2004 to former e-pay shareholders who now serve as a director and officers of the Company. This indebtedness was repaid in full during December 2004, accordingly, there was no interest incurred for this indebtedness during the first quarter 2005.

(10) LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

(11) GUARANTEES

As of March 31, 2005, the Company has $4.2 million of bank guarantees issued on its behalf, the majority of which are collateralized by cash deposits held by the respective issuing banks.

Euronet regularly grants guarantees of certain unrecorded obligations of its wholly-owned subsidiaries. As of March 31, 2005, the Company had granted guarantees in the following amounts:

•	Cash supply in various ATM networks - $14.2 million over the terms of the cash supply agreements.

•	Vendor supply agreements - $4.9 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with its customers, to a maximum of approximately $40 million as of March 31, 2005.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications.

•	Euronet has entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant.

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2005 and December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

COMPANY OVERVIEW

Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (EFT) software, network gateways, and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate the largest independent pan-European ATM network and the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia, and process electronic top-up transactions at more than 205,000 point of sale (POS) terminals across more than 94,000 retailers with corporate headquarters in Leawood, Kansas, U.S.A., and we have 21 offices worldwide, serving clients in more than 70 countries.

ECONOMIC AND INDUSTRY FACTORS AND RISKS

Our Company faces certain economic and industry-wide factors that could materially affect our business. We are an international company, and face economic, political, technology infrastructure and legal issues in every country in which we operate that could have a positive or negative impact. Some of the more significant risk factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking, mobile phone and retail markets affecting the demand for our services and the level of transaction and other fees that we are able to charge;

•	Foreign exchange fluctuations;

•	Competition from bank-owned ATM networks, providers of ATM and POS outsourcing services, providers of prepaid mobile phone services and software providers;

•	Our relationships with our major customers, sponsor banks in various markets, international card organizations and mobile operators, including the risk of contract terminations with major customers, retailers or mobile operators; and

•	Changes in laws and regulations affecting our business.

LINES OF BUSINESS, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

We operate in three principal business segments:

•	An EFT Processing Segment, in which we process transactions for a network of 6,201 ATMs and 10,000 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. We operate a network of more than 205,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services across more than 94,000 retailers in the U.S., Europe and Asia Pacific.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

As of March 31, 2005, we had 14 principal offices in Europe, four in the Asia-Pacific region, two in the U.S. and one in Egypt. Our executive offices are located in Leawood, Kansas, USA.

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income based on ATM management fees, transaction fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources revenue are described below.

EFT Processing Segment - Our revenues in the EFT Processing Segment are derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating their ATMs under outsourcing agreements.

On our proprietary network, we generally charge fees for four types of ATM transactions that are processed on our ATMs:

•	cash withdrawals;

•	balance inquiries;

•	transactions not completed because the relevant card issuer does not give authorization; and

•	prepaid telecommunication recharges.

For the quarter ended March 31, 2005 approximately 30% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) and the remainder was derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly over the past two years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.

We include in the EFT Processing Segment revenues from transaction-based fees payable for mobile phone recharge time that we distribute through our ATMs. Fees for recharge transactions vary significantly from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Any or all of these fees may come under pricing pressure in the future.

Prepaid Processing Segment - Revenue in the Prepaid Processing Segment is recognized based on commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of the Company’s contracts with retailers in certain markets, not all of these reductions are absorbed by Euronet. In those markets, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on gross margin and operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Our maintenance of agreements with mobile operators is important to the success of our business, because these agreements permit us to distribute top-up to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.

Software Solutions Segment - The Software Solutions Segment recognizes revenue from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.

OPPORTUNITIES, CHALLENGES AND RISKS

Our expansion plans and opportunities are focused on three primary areas within our three business segments: (i) outsourced ATM management contracts; (ii) our prepaid mobile phone airtime top-up processing services; and (iii) transactions processed on our network of owned and operated ATMs.

EFT Processing Segment - The continued expansion and development of our ATM business will depend on various factors including the following:

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

We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately six months to more than one year. The process is further complicated by the legal and regulatory considerations of local countries as well as language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

Prepaid Processing Segment - We currently offer prepaid mobile phone top-up services in the U.S., Europe and Asia Pacific We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers.

This expansion will depend on various factors, including, but not necessarily limited to, the following:

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

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile telephone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in prepaid mobile airtime distribution chain. In mature markets, such as the U.K, Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, this factor will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins by mobile operators as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) remain present.

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

Software Solutions Segment - Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems would adversely impact our revenue and financial results.

Seasonality - Our business is significantly impacted by seasonality, as our revenues for the first quarter are generally lower than those of the last quarter of each year. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized from our three business segments is likely to be approximately 5% to 10% lower during the first quarter of each year than in the last quarter of the year. The impact of this seasonality has been masked for the last two years due to significant growth rates resulting from the addition of large retailer customers in mid-fourth quarter, continued shifts from scratch cards to electronic top-up and acquisitions made in the first quarter of each year. There can be no assurance that this will be the case for future years.

Significant events in the first quarter 2005:

•	Acquisition of assets of Dynamic Telecom and Telerecarga and exercise of our option to acquire a majority ownership share of ATX – See Management’s Discussion and Analysis, Prepaid Processing Segment and Note 4 to the Unaudited Consolidated Financial Statements. These acquisitions have contributed to the expansion of our Prepaid Processing business in the U.S., European and African markets.

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$23,889	$14,940	$8,949	60%
Prepaid Processing	89,381	62,919	26,462	42%
Software Solutions	3,936	3,196	740	23%

Total	$117,206	$81,055	$36,151	45%

	Operating Income for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$5,579	$1,990	$3,589	180%
Prepaid Processing	7,836	6,379	1,457	23%
Software Solutions	878	207	671	324%

Total	14,293	8,576	5,717	67%
Corporate Services and Other	(2,571)	(2,063)	(508)	25%

Total	$11,722	$6,513	$5,209	80%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

EFT PROCESSING SEGMENT

The following table presents the results of operations for the three months ended March 31, 2005 and 2004 for our EFT Processing Segment:

	Results for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$23,889	$14,940	$8,949	60%

Operating expense:
Direct operating costs	10,834	6,855	3,979	58%
Salaries and benefits	3,703	2,889	814	28%
Selling, general and administrative	1,308	1,371	(63)	(5%)
Depreciation and amortization	2,465	1,835	630	34%

Total operating expenses	18,310	12,950	5,360	41%

Operating income	$5,579	$1,990	$3,589	180%

Transactions processed (millions)	77.3	34.9	42.4	121%
ATMs as of March 31	6,201	3,870	2,331	60%
Average ATMs	6,042	3,610	2,432	67%

Revenues

The increase in EFT Processing Segment revenues for the first quarter 2005 is a result of the increase in number of ATMs operated and the number of transactions processed compared to the first quarter 2004, primarily derived from ATM management agreements in Poland, Romania and India. Revenue per average ATM was $3,954 for the first quarter 2005, compared to $4,139 for the same period a year ago, or a 4% decrease. Revenue per transaction decreased 28% to $0.31 for the first quarter 2005 from $0.43 for the first quarter 2004. Generally, these decreases are the result of a continued shift from Euronet proprietarily owned ATMs to ATMs managed under outsourcing agreements. Under outsourcing agreements, the Company primarily earns revenue based on a fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. The more significant decrease in revenue per transaction is due to an overall increase in the number of transactions on ATMs that are managed under outsourcing agreements. Since revenue from these arrangements is derived primarily from a fixed monthly recurring management fee, an increase in the number of transactions processed does not generate commensurate increases in related revenue. As of March 31, 2005, the Company owned 15% of the ATMs operated (excluding those leased by us in connection with outsourcing agreements), operated 30% under capital lease and management outsourcing agreements and operated the remaining 55% under management outsourcing agreements only. This compares to 22%, 27% and 51%, respectively, as of March 31, 2004.

Of total segment revenue, for the first quarter 2005, approximately 30% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements), approximately 26% was from ATMs operated under capital lease and management outsourcing arrangements, while the remaining 44% was from other sources, primarily management outsourcing agreements. This compares to 47%, 13% and 40%, respectively, for the same period last year. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development in the long run and will provide higher marginal returns on investment because costs of purchasing and operating each ATM is lower for outsourced ATMs as compared to owned ATMs. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs, nor do we incur the start-up costs typically incurred in the early life cycle of Euronet-owned ATM. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Direct operating costs

Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing center’s facility related costs and other processing center related expenses. As discussed in Note 1 – General, to the Unaudited Consolidated Financial

Statements, Euronet changed the manner in which it reports EFT Processing Segment direct costs, salaries and benefits and sales, general and administrative (SG&A) expenses during the third quarter 2004. In prior periods, processing center costs were charged to and then allocated from SG&A to direct costs on the basis of a standard rate per transaction. We have evaluated this approach and believe that the specific assignment of processing center salaries and related costs together with other costs directly attributable to the center is a preferred method and more appropriately reflects the variable and non-variable nature of our operating expenses. Prior periods have been reclassified to conform to the current year presentation. This change does not impact consolidated operating income or net income for any period presented.

The increase in direct operating cost for the first quarter 2005, compared to the first quarter 2004 is attributed to the increase in the number of ATMs under operation. Direct operating costs per ATM have decreased to $1,793 for the first quarter 2005 from $1,899 for the first quarter 2004. Direct operating costs per transaction have decreased to $0.14 per transaction for the first quarter 2005 from $0.20 per transaction during the same period last year. These improvements resulted from installing outsourced ATMs, whose direct costs per ATM and on an average per transaction basis were lower than the existing installed base of ATMs. As discussed in the “Revenues” section above, the number of ATMs that we operate under ATM management outsourcing agreements has increased as compared to ATMs that we own and operate. Outsourced ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, the customer retains the responsibility for certain operational costs.

Gross margin

Gross margin, which is revenue less direct operating costs, increased by $5.0 million, or 61% to $13.1 million for the first quarter 2005 compared to $8.1 million for the first quarter 2004 due to increases in revenues that exceeded the corresponding increase in direct operating costs. Gross margin per ATM was $2,161 and gross margin per transaction was $0.17 for the three months ended March 31, 2005, decreasing from $2,240 and $0.23 for the three months ended March 31, 2004. These decreases are primarily due to the addition of more ATMs added under outsourcing agreements where we generate less gross margin per ATM, but we do not have any capital investment at risk like we do for ATMs we own.

Salaries and benefits

The increase in salaries and benefits for the first quarter 2005 compared to the first quarter 2004 is due to Euronet’s growing businesses in Indian and Romanian markets, staffing costs to expand in emerging markets and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during the first quarter 2005 decreasing to 16%, compared to 19% for the same period in 2004. This decrease as a percentage of revenue reflects the benefits from our investment of resources in India and Romania, as well as the leverage and scalability associated with increases in revenues in our other markets without commensurate increases in salaries and benefits expense.

Selling, general and administrative

Selling, general and administrative expenses for the first quarter 2005 remained relatively flat compared to the same quarter in 2004. However, these costs were reduced by $0.5 million for an insurance recovery related to a loss recorded in the fourth quarter of 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. Adjusting for this benefit, selling, general and administrative expenses increased by approximately 34% due to increases in tax consulting fees, primarily in Poland, and software consulting fees in our growing India business.

Depreciation and amortization

The increase in depreciation and amortization expense during the first quarter 2005 compared to the first quarter 2004 is due to additional depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement in Poland implemented during the second quarter 2004, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs during the last half of 2004.

Operating income

The increase in operating income for the segment is generally the result of revenue increases from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 23% and 13% for the three months ended March 31, 2005 and 2004, respectively. Operating income per transaction was $0.07 and per ATM was $923 during the first quarter 2005, compared to $0.06 and $551, respectively, for the same period in 2004. The continuing increases in operating income as a percentage of revenue, per transaction and per ATM is due to significant growth in revenues and transactions without commensurate increases in operating expenses, as well as the continuing migration toward operating ATMs under management through outsourcing agreements rather than ownership arrangements. In addition, in 2004 our EFT operations in India began managing a number of ATMs under outsourcing agreements sufficient to produce positive operating results in the latter part of 2004. For the first quarter 2005, the Indian operations recorded operating profit of $0.1 million, compared to an operating loss for the first quarter 2004 of $0.2 million. Management expects to continue to produce operating income in this market during 2005.

PREPAID PROCESSING SEGMENT

The following tables present the results of operations for the three months ended March 31, 2005 and 2004, including “pro forma” results for those periods as if all Prepaid Processing Segment acquired businesses were included in our consolidated results of operations as of January 1, 2004. Since the acquisitions of Telerecarga, Dynamic and ATX occurred near the end of the first quarter 2005, their contributions to the operations of the segment were not material.

	Results for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$89,381	$62,919	$26,462	42%

Operating expense:
Direct operating costs	71,279	49,712	21,567	43%
Salaries and benefits	4,903	3,370	1,533	45%
Selling, general and administrative	3,120	1,992	1,128	57%
Depreciation and amortization	2,243	1,466	777	53%

Total operating expenses	81,545	56,540	25,005	44%

Operating income	$7,836	$6,379	$1,457	23%

Transactions processed (millions)	67.2	48.5	18.7	39%

	Pro Forma
	Results for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$97,948	$77,786	$20,162	26%

Operating expense:
Direct operating costs	76,999	59,642	17,357	29%
Salaries and benefits	5,562	4,249	1,313	31%
Selling, general and administrative	3,728	2,860	868	30%
Depreciation and amortization	2,831	2,646	185	7%

Total operating expenses	89,120	69,397	19,723	28%

Operating income	$8,828	$8,389	$439	5%

Revenues

The increase in Prepaid Processing Segment’s revenues for the first quarter 2005 compared to the first quarter 2004 was primarily attributable to the increase in total transactions processed. This transaction growth reflects growth from existing operations and the full year effects of our 2004 acquisitions. On a pro forma basis, first quarter 2005 revenues increased by 26% over the first quarter 2004 as a result of the addition of POS terminals throughout all of our markets, and increased volumes driven by mobile operators shifting from scratch card distribution to electronic distribution. The 2004 acquisitions of EPS, CPI and Movilcarga contributed revenues of $6.6 million for the first quarter 2005. Additionally, revenues have grown from the full quarter effects of retailer agreements implemented during 2004. We do not expect these growth rates at these significant levels to continue and, in certain markets, have felt the competitive effects of lower pricing and margins driven by certain mobile operators and retailers.

Revenue per transaction increased slightly to $1.33 for the first quarter 2005 from $1.30 for the first quarter 2004. Revenue growth in mature markets, such as the U.K. and Australia, has flattened substantially as conversion from scratch cards to electronic top-up approaches completion. We expect most of our growth from 2005 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector, overall, or continued conversion from scratch cards to electronic top-up.

Direct operating costs

Direct operating expenses in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. These expenditures vary directly with revenues and processed transactions.

The increase in direct operating costs for the first quarter 2005 compared to the first quarter 2004 was principally due to corresponding increases in revenues and transactions processed. Direct operating expenses per transaction were $1.06 and $1.03 for the quarters ended March 31, 2005 and 2004, respectively.

Gross margin

Gross margin, which represents revenue less direct costs, grew by approximately $4.9 million, or 37%, to $18.1 million for the first quarter 2005 compared to $13.2 million for the first quarter 2004 due to increases in transactions processed. Gross margin per transaction remained relatively flat at $0.27 for both periods, while decreasing slightly as a percentage of revenue to 20% for the first quarter 2005, from 21% for the first quarter 2004. This slight decrease in gross margin as a percentage of revenues is largely a result of a slight shift in the mix toward transactions processed by major retailers, where our margins are lower, from independent retailers.

Salaries and benefits

The increase in segment salaries and benefits for the first quarter 2005 compared to the first quarter 2004 was primarily related to the increase in revenues and transactions processed, as well as annual merit increases for employees. As a percentage of revenue, salaries and benefits remained relatively flat at 5.5% and 5.4% for the three months ended March 31, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expense for the first quarter 2005 compared to the first quarter 2004 increased slightly as a percentage of revenue to 3.5% from 3.2% as we continue to focus resources on expanding our operations in the U.S., Poland and Australia.

Depreciation and amortization

The increase in depreciation and amortization expense, most of which represents amortization of acquired intangibles, for the first quarter 2005 compared to the first quarter 2004 was due to the full quarter impact of amortization of intangible assets acquired in 2004. Depreciation and amortization as a percentage of revenue increased slightly to 2.5% from 2.3% for the three months ended March 31, 2005 and 2004, respectively. This increase is due to higher depreciation and amortization expense as a percentage of revenue related to the Movilcarga and Telerecarga acquisitions because each of these entities owns a majority of its POS terminals. Additionally, we recorded higher amortization expense for our Transact subsidiary for the first quarter 2005, as compared to the first quarter 2004 as a result of the adjustment to our purchase price allocation increasing amortizable intangibles, such as customer relationships, and decreasing goodwill, which is not amortized. See Note 5 – Goodwill and Intangible Assets, to the Unaudited Consolidated Financial Statements for further discussion of this adjustment.

Operating income

The improvement in operating income for the first quarter 2005 compared to 2004 was due to the significant growth in revenues and transactions processed together with contributions from the acquisition of EPS, CPI and Movilcarga after the first quarter 2004. Operating income as a percentage of revenues decreased to 9% for the first quarter 2005 from 10% for the first quarter 2004, mainly due to our focus on expanding operations in the U.S., Poland and Australia, together with a mix shift from independent retailers to major retailers. On a pro forma basis, operating income for the first quarter 2005 improved slightly over the same period last year as a result of the acquired entities’ continued growth over the past year. The decrease in the pro forma operating margin percentage to 9% for the first quarter 2005 from 11% for the first quarter 2004 is a result of the inclusion of our acquisitions in the U.S. and Spain in the pro forma results for the first quarter 2004. The pro forma results for the first quarter 2004 in these markets include the positive impact on operating margin of margin-rich opportunistic, short-lived wholesale arrangements that are not necessarily ongoing in nature. Additionally, our businesses have added several large customers, thereby increasing total revenues and total operating profits, while slightly lowering overall operating margin as a percentage of revenues.

SOFTWARE SOLUTIONS SEGMENT

The following table presents the results of operations for the three months ended March 31, 2005 and 2004 for our Software Solutions Segment:

	Results for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$3,936	$3,196	$740	23%

Operating expense:
Direct operating costs	259	78	181	232%
Salaries and benefits	2,127	2,161	(34)	(2%)
Selling, general and administrative	390	529	(139)	(26%)
Depreciation and amortization	282	221	61	28%

Total operating expenses	3,058	2,989	69	2%

Operating income	$878	$207	$671	324%

Revenues, operating expenses and operating income

Software revenues increased in the first quarter 2005 by $0.7 million compared to the first quarter 2004. This increase is due to the addition of new contracts and the efficient implementation of several upgrades for existing customers during the first quarter 2005 compared to the first quarter 2004. Direct operating costs increased in the first quarter 2005 from the first quarter 2004, however, other costs decreased, resulting in overall operating expenses remaining flat. The combination of increased revenues, without corresponding increases in associated total operating costs resulted in an increase to operating income during the first quarter 2005 of $0.7 million compared to the same period a year ago.

Software Sales Backlog

We define “software sales backlog” as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. As of March 31, 2005, the revenue backlog was $4.1 million compared to $4.5 million as of March 31, 2004. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES AND NON-OPERATING RESULTS

The following table presents the operating expenses for the three months ended March 31, 2005 and 2004 for the Corporate Services Segment:

	Results for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$1,216	$1,034	$182	18%
Selling, general and administrative	1,320	997	323	32%
Depreciation and amortization	35	32	3	9%

Total operating expenses	$2,571	$2,063	$508	25%

Corporate Operating Expenses

The increase in total operating expenses for the Corporate Services Segment is primarily attributable to increased professional fees and staffing levels required to manage overall Company growth and to continue fulfilling the requirements of the Sarbanes-Oxley Act of 2002.

Interest Income

Interest income was $1.2 million for the first quarter 2005, compared to $0.6 million for the first quarter 2004, due to the significant increase in the average balance on temporary cash investments held in trust in the growing Prepaid Processing Segment and interest earned on the net proceeds from the December 2004 issuance of $140 million in convertible debentures.

Interest Expense

Interest expense was $1.6 million for the first quarter 2005 compared to $1.8 million for the first quarter 2004. Although we had a larger amount of interest bearing debt outstanding during the first quarter 2005 compared to the first quarter 2004, the weighted average interest rate was 4% for the first quarter 2005 compared to 12% for the first quarter 2004. The decrease was primarily due to the 1.625% interest rate on our convertible debentures, which were outstanding for the first quarter 2005 and the retirement of our
12 3/8% Senior Discount Notes and 8% acquisition notes, which were outstanding during the first quarter 2004.

Foreign Exchange Gain (Loss)

Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded a net foreign exchange loss of $2.8 million for the first quarter 2005, compared to a gain of $0.2 million for the first quarter 2004. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income. Due to our global exposure, a significant portion of our assets and liabilities are denominated in currencies other than the U.S. dollar, including capital lease obligations, short-term obligations, cash and cash equivalents and investments.

Income Tax Expense

Tax expense on income from continuing operations was $3.8 million for the first quarter 2005 compared to $2.1 million for the first quarter 2004. Tax expense continues to grow due to the growing profitability of individual companies in the Prepaid Processing and EFT Processing Segments, particularly in Western Europe and Australia. The effective tax rate for the first quarter 2005 was approximately 44%.

Net Income

In summary, net income of $4.8 million for the first quarter 2005 represents a $1.5 million increase over the $3.3 million recorded for the first quarter 2004. The increase was primarily due to increased operating income of $5.2 million due to the factors described above, a decrease in net interest expense of $0.9 million, improvement in equity and dividend income from unconsolidated affiliates and other items of $0.2 million, offset by a $3.1 million increase in losses related to foreign exchange and an increase in income tax expense of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Our balance of cash and cash equivalents was $73.0 million and the balance of restricted cash was $107.9 million as of March 31, 2005. At March 31, 2005, we had working capital of approximately $19.2 million compared to working capital of approximately $51.6 million at December 31, 2004. The ratio of current assets to current liabilities decreased to 1.06 at March 31, 2005 from 1.18 at December 31, 2004. The decrease in working capital and the ratio of current assets to current liabilities was mainly due to cash payments for the acquisition of Movilcarga, Telerecarga and ATX and the earn-out payment to the former owners of Transact. For a detailed explanation of these items and the variances from such amounts as of December 31, 2004, see “Balance Sheet Items” below.

Operating cash flows

Cash flows provided by operating activities increased slightly to $9.9 million for the first quarter 2005 compared to $9.4 million for the first quarter 2004. The increase was primarily due to the increase in net income, combined with increases in depreciation and amortization and unrealized foreign exchange loss, which represent non-cash expenses.

Investing activity cash flow

Cash flows used in investing activities were $59.3 million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively. The amount for the first quarter 2005 includes cash paid related to the acquisitions in the amounts of $14.7 million for Telerecarga, $13.0 million for Movilcarga and $3.5 million (net of cash acquired of $1.9 million) for ATX, as well as the cash earn-out payment of $24.5 million to the former owners of Transact. Additionally, our fixed asset purchased for the first quarter 2005 totaled $3.0 million. The amount for 2004 was primarily comprised of $2.6 million for the acquisition of Precept and $2.0 million for fixed asset purchases.

Financing activity cash flows

Cash flows provided by financing activities were $1.1 million for the three months ended March 31, 2005, compared to the amount used in financing activities of $4.8 million for the first quarter 2004. These amounts include proceeds from the exercise of stock options and employee share purchases and repayments of obligations under capital leases.

Other Sources of Capital

Credit agreements – As of March 31, 2005, we had stand by letters of credit totaling $2.2 million outstanding against our $40 million revolving credit agreements; the remaining $37.8 million was available for borrowing. The $40 million revolving credit agreement comprises a $10 million facility among our holding company, Euronet Worldwide, Inc. and certain U.S. subsidiaries and a $30 million facility among certain European subsidiaries. The revolving credit facilities have been, and can be, used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. These agreements expire during October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants as of March 31, 2005. For more information regarding these facilities see our Annual Report on Form 10-K, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Overdraft facility – In 2004, our Czech Republic subsidiary entered into an overdraft facility with a bank for up to approximately $3.0 million in order to support ATM network cash needs. As of March 31, 2005, the full amount of the facility was outstanding.

Convertible debt – On December 15, 2004, we closed the sale of $140 million in principal amount of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). The net proceeds, after fees totaling $4.5 million, were $135.5 million. The $4.4 million in fees has been deferred and is being amortized over five years, the term of the initial put option by the holders of the Convertible Debentures. We have used, and plan to use the proceeds of the Convertible Debentures for debt repayment, acquisitions and other corporate purposes.

Proceeds from issuance of shares and other capital contributions – In February 2003, the Company established a new qualified Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During the three months ended March 31, 2005, we issued 10,907 shares at an average price of $21.50 per share, resulting in proceeds to us of approximately $0.2 million.

Other Uses of Capital

Payment obligations related to acquisitions – As provided in our share purchase agreement with the selling shareholders of Transact, during the first quarter 2005, we paid an “earn-out” totaling $39.1 million. This payment was settled through the issuance of 598,302 shares of Company Common Stock, valued at approximately $14.6 million, and €18.7 million (approximately $24.5 million) in cash. We also recorded approximately $13.0 million as of December 31, 2004 for the second payment in connection with the acquisition of the Movilcarga assets. These payments were accrued as current liabilities as of December 31, 2004.

As of March 31, 2005, we recorded an obligation to the former shareholders of Telerecarga for €15.0 million (approximately $20.1 million) to be settled during the second quarter 2005 through a combination of cash and assumption of liabilities. This settlement is subject to certain performance conditions, which Euronet expects will be met. We also have other potential earn-out obligations to the former owners of the net assets of EPS, Movilcarga and Dynamic. These obligations, certain of which may be settled through the issuance of our Common Stock, have not been recorded in the accompanying unaudited consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt. These potential obligations are discussed further in Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off Balance Sheet Items below.

ATM Leases – In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2005 and 2011. The leases bear interest between 2.5% and 12% per year. As of March 31, 2005, we owed $20.3 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.

Capital expenditures and needs – Total cash capital expenditures for 2005 are estimated to be approximately $10 million to $12 million, of which $3.0 million has been incurred as of March 31, 2005. These capital expenditures are required largely for the upgrade of ATMs to meet EMV requirements and “micro-chip” card technology, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software.

In the Prepaid Processing Segment, approximately 37,500 of the more than 205,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, MasterCard and Visa (EMV). Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. However, we expect hardware expenditures to be less each year as we increase the outsourcing aspect of our business and reduce the number of owned ATMs. Upgrades to our ATM software and hardware were required in 2004 and continue into 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $3.0 million to $4.0 million.

At current and projected cash flow levels together with cash on-hand and amounts available under our recently signed revolving credit agreements, we anticipate that our cash generated from operations and existing financing will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of March 31, 2005 (unaudited, in thousands):

		Payments due by period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$185,500	$2,275	$4,550	$4,550	$174,125
Acquisition obligations	43,400	30,500	12,900	—	—
Capital leases	24,284	6,485	10,008	5,094	2,697
Operating leases	17,584	4,607	7,755	4,689	533
Short-term obligations	4,233	4,233	—	—	—
Purchase obligations	16,331	6,863	6,351	2,142	975

Total	$291,332	$54,963	$41,564	$16,475	$178,330

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.

We regularly grant guarantees of the obligations of our wholly-owned subsidiaries. As of March 31, 2005, we had granted guarantees of the following obligations and amounts:

•	Cash supply in various ATM networks - $14.2 million over the five- to six-year terms of the cash supply agreements;

•	Vendor supply agreements - $4.9 million over the term of the vendor agreements; and

•	Commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million as of March 31, 2005.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications.

•	We have entered into agreements with our vendors and consultants, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with our acquisition and disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of March 31, 2005.

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents decreased to $73.0 million at March 31, 2005 from $124.2 million at December 31, 2004 primarily due to the following activity:

Sources of cash:

•	cash flow from operations of $9.9 million net of working capital changes but excluding restricted cash; and

•	proceeds from exercise of stock options and employee share purchases of $3.4 million.

Uses of cash:

•	the cash portion of settlement of $24.5 million of Transact purchase price liability recorded as of December 31, 2004;

•	the payment of $13.0 million in settlement of Movilcarga purchase price liability as of December 31, 2004;

•	the cash payment of $3.5 million (net of cash acquired of $1.9 million) for the acquisition of ATX;

•	the payment of $14.7 million in accounts payable assumed from the acquisition of Telerecarga;

•	the cash purchase of $3.5 million of fixed assets and other long-term assets; and

•	debt and capital lease repayments of $2.3 million; and

•	a reduction of $2.9 million in the value of cash held in foreign currencies as of March 31, 2005.

See the Unaudited Consolidated Statements of Cash Flows for further description of these items.

Restricted cash

Restricted cash increased to $107.9 million at March 31, 2005 from $69.3 million at December 31, 2004, and primarily represents $103.0 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment companies on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remaining balances of restricted cash represent primarily ATM deposits and collateral on bank guarantees. The increase from December 31, 2004 is primarily related to the timing of the settlement process at our e-pay subsidiaries in the U.K. and Australia.

Trade accounts receivable, net

Trade accounts receivable, net increased to $114.3 million at March 31, 2005 from $110.3 million at December 31, 2004. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. The slight growth over the prior year is due to the acquisitions of Telerecarga, Dynamic and ATX, mostly offset by a decrease related to the timing of the settlement process at our e-pay subsidiary in the U.K.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased to $19.7 million as of March 31, 2005 from $13.2 million as of December 31, 2004. The largest component of this balance is amounts recorded for our net Value Added Tax (VAT) receivable related to certain European subsidiaries. The balance of net VAT receivable as of March 31, 2005 was $12.6 million, compared to $7.0 million as of December 31, 2004. This increase of $5.6 million was primarily a result of the acquisition of Telerecarga during the first quarter 2005.

Property, plant and equipment, net

Net property, plant and equipment increased to $42.0 million as of March 31, 2005 from $39.9 million at December 31, 2004. Of this increase, approximately $2.8 million is due to the acquisition of Telerecarga and Dynamic. Other additions to property, plant and equipment during the first quarter 2005 were offset by depreciation and amortization expense.

Goodwill and intangible assets

Net intangible assets and goodwill increased to $286.2 million at March 31, 2005 from $212.6 million at December 31, 2004 due to the acquisitions of Dynamic Telecom, Telerecarga and ATX during the first quarter 2005. Additionally, the final independent appraisal of the Transact purchase price allocation resulted in an increase to the amount recorded for amortizable intangible assets of $1.8 million and a decrease to goodwill of $1.1 million, after the impact of deferred income taxes. Amortization of intangible assets for the three months ended March 31, 2005 was $1.2 million. The following table summarizes the activity for the three months ended March 31, 2005:

(in thousands)	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Additions:
Acquisition of Dynamic	3,488	8,098	11,586
Acquisition of Telerecarga	7,246	43,957	51,203
Acquisition of ATX	1,123	12,729	13,852
Adjustment to Transact	1,789	(1,121)	668
Amortization	(1,182)	—	(1,182)
Other (primarily changes in foreign currency exchange rates)	(815)	(1,707)	(2,522)

Balance as of March 31, 2005	$40,579	$245,624	$286,203

Deferred tax assets

Current and non-current deferred tax assets totaled $12.0 million and $10.1 million as of March 31, 2005 and December 31, 2004, respectively. The increase in these balances as of March 31, 2005 is due to the recognition of deferred tax assets generated during the first quarter.

Other assets

Other assets decreased to $9.5 million at March 31, 2005 from $12.7 million at December 31, 2004 primarily due to the Company exercising the option to purchase an additional 41% interest in ATX. As of December 31, 2004, we used the “cost method” of accounting for our 10% interest in ATX of $2.9 million. With our increase in ownership from 10% to 51%, we are now required to consolidate ATX’s financial position and results of operations.

Accounts payable

Accounts payable increased to $205.0 million at March 31, 2005 from $155.1 million at December 31, 2004. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. The increase of $49.9 million is due to the first quarter acquisition of Telerecarga, which has $36.8 million in accounts payable recorded as of March 31, 2005. The remaining increase is due to additional accounts payable recorded in our prepaid business related to the timing of the settlement process, primarily at our e-pay subsidiary in the U.K.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities decreased to $84.6 million at March 31, 2005 from $107.6 million at December 31, 2004. This $23.0 million decrease is due to the settlement of the $39.1 million and $13.0 million purchase price liabilities for the Transact earn-out and Movilcarga acquisition, respectively, that were accrued as of December 31, 2004. This decrease was partially offset by the accrued purchase price liability related to the acquisition of Telerecarga of $20.1 million as of March 31, 2005 and an increase in the accrued liabilities recorded in our prepaid segment related to the timing of the settlement and invoicing process.

Income taxes payable

Income taxes payable increased to $10.5 million at March 31, 2005 from $9.4 million at December 31, 2004 primarily due to incremental tax expense recorded for first quarter earnings, partially offset by tax payments made during the same period.

Debt obligations and capital leases

As of March 31, 2005, total indebtedness decreased to $164.5 million from $166.2 million as of December 31, 2004. A summary of the activity in our debt obligations for the quarter ended March 31, 2005 is as follows:

(in thousands)	Short-Term Obligations	Capital Leases	1.625% Convertible Debentures Due Dec. 2024	Total
Balance at December 31, 2004	$4,862	$21,297	$140,000	$166,159
Indebtedness incurred	—	2,086	—	2,086
Repayments	(518)	(2,048)	—	(2,566)
Foreign exchange gain	(111)	(1,030)	—	(1,141)

Balance at March 31, 2005	4,233	20,305	140,000	164,538
Less - current maturities	(4,233)	(4,855)	—	(9,088)

Balance at March 31, 2005	$—	$15,450	$140,000	$155,450

Deferred income tax liabilities

Current and non-current deferred tax liabilities totaled $26.8 million and $19.4 million as of March 31, 2005 and December 31, 2004, respectively. The increase of $7.4 million as of March 31, 2005 was due to $4.3 million of additions to deferred tax liabilities in connection with the Company’s first quarter acquisitions of Dynamic, Telerecarga and ATX, reduced by the amortization of all acquisition related deferred taxes of approximately $0.3 million, an addition of $0.7 million related to an adjustment of the value of the transact amortizable intangible assets and the recognition of other deferred tax liabilities generated during the first quarter.

Total stockholders’ equity

Total stockholders’ equity increased to $179.1 million at March 31, 2005 from $141.9 million at December 31, 2004. This $37.2 million increase is primarily the result of:

•	$4.8 million in net income for the three months ended March 31, 2005;

•	$31.0 million in shares issued for acquisitions;

•	$3.4 million in proceeds from the exercise of options, warrants and employee stock purchases;

•	offset by $2.0 million increase in accumulated other comprehensive loss.

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

RISK FACTORS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors including the ones described below and elsewhere in this Quarterly Report. The risks and uncertainties described below or elsewhere herein are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline substantially. Thus, you should carefully consider these risks before investing in our securities.

Risks Related to Our Business

We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business and hinder our ability to make payments on the Debentures, and such risk could increase if we incur more debt.

We have a substantial amount of indebtedness. As of March 31, 2005, our total liabilities were approximately $509.4 million and our total assets were approximately $688.5 million. In addition, we will have to pay approximately $43.4 million during the years 2005 through 2008 as deferred consideration in connection with the CPI, Movilcarga, Telerecarga and Dynamic Telecom acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy any payment obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain.

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

If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. This default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have.

Although we have reported net income in recent periods, our concentration on expansion of our business in the future may significantly impact our ability to continue to report net income.

Prior to January 1, 2003, we reported a net loss in every fiscal year, primarily attributable to our investments for the expansion of our business. We believe these investments have recently started to produce positive results for us, as evidenced by our reporting of net income of $18.4 million for the year ended December 31, 2004 and a net income for the first quarter 2005 of approximately $4.8 million. We may experience operating losses again in the future while we continue to concentrate on the expansion of our business and increasing our market share.

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

The Debt to EBITDA ratio contained in the credit facilities limits our “funded debt” to not more than two times our “EBITDA” for the last four quarters, in each case as defined in the credit facilities. “EBITDA” includes the historical pro forma effect of any acquisitions to the extent agreed to by the lenders. “Funded debt” is defined as certain debt minus proceeds of this offering so long as such proceeds are deposited in designated accounts. We will deposit a substantial portion of the proceeds into such accounts in order to comply with such covenant. Following this offering, we will only be able to utilize the proceeds of this offering or incur additional debt to the extent that, after giving effect to such utilization, our debt (less the remaining amount of proceeds in such account) is less than two times our EBITDA, including historical pro forma effect of any acquisitions. Accordingly, our ability to use the proceeds of this offering or incur additional debt for purposes other than debt repayment or for acquisitions that increase our “EBITDA,” will be limited until such time as our EBITDA increases.

Our business may suffer from risks related to our recent acquisitions and potential future acquisitions.

A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate potential acquisition opportunities. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions, which could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

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

A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators experience decreased demand for their prepaid products and services (including due to increasing usage of postpaid services) or if the retail locations where we provide POS top-up services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could result in a higher rate of bankruptcy filings by mobile phone operators, retailers and our customers and could reduce the level of ATM transactions, which will have a negative impact on our business.

The growth of our prepaid business is dependent on certain factors that are variable from market to market but may reduce or eliminate growth in fully mature markets.

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile telephone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia and Ireland, the conversion of scratch cards from mobile operators to electronic forms of distribution is either complete or nearing completion. Therefore, these factors will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins by mobile operators as well as retailer churn. The combined impact of these factors in fully mature markets is a flattening of growth in the revenues and profits that we earn. These factors could adversely impact our financial results as the markets in which we conduct the prepaid business mature.

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

Our operating results depend in part on the volume of transactions for prepaid phone services and the commissions we receive for these services.

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

Certain developments in the field of electronic financial transactions may reduce the amount of cash that individuals need on a daily basis, including the promotion by international card organizations and banks of the use of bank debit cards for transactions of small amounts. These developments may reduce the transaction levels that we experience on our ATMs in the markets where they occur. Banks also could elect to pass through to their customers all, or a large part of, the fees we charge for transactions on our ATMs. This would increase the cost of using our ATM machines to the banks’ customers, which may cause a decline in the use of our ATM machines and, thus, have an adverse effect on our revenues. If transaction levels over our existing ATM network do not increase, growth in our revenues from the ATMs we own will depend primarily on rolling out ATMs at new sites and developing new markets, which requires capital investment and resources and reduces the margin we realize from our revenues.

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

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding our German ATMs, we operate all of our ATMs through our processing centers in Budapest, Hungary and Mumbai, India, and any operational problem in these centers may have a significant adverse impact on the operation of our network generally. In addition, we operate all of our top-up services through our processing centers in the U.K., Germany, Spain and the U.S., and any operational problem there could have a significant adverse impact on the operation of our top-up network.

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

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular the risk of electronic interception and theft of the information for use in fraudulent or other card transactions, by persons outside the Company or by our own employees. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely, as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks.

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

We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of prepaid airtime for longer than most of our competitors and have significant market share in those markets. We have approximately 40% of the POS recharge market in the U.K., 50% in Germany and 40% in Australia. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets, we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our Transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.

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

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Hungary, Poland, the Czech Republic, Romania, Slovakia, Croatia and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to market economies. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

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

Our directors and officers, together with the entities with which they are associated, owned about 13% of our Common Stock as of March 31, 2005, giving them significant control over decisions related to our Company.

This control includes the ability to influence the election of other directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.

The sale of a substantial amount of our Common Stock in the public market could materially decrease the market price of our Common Stock, and about 23% of our outstanding Common Stock, cannot currently be traded publicly, but may be publicly traded in blocks in the future because we have filed resale registrations statements for a majority of such shares or such shares have been held by non-affiliates for more than two years.

If a substantial amount of our Common Stock were sold in the public market, or even targeted for sale, this could have a material adverse effect on the market price of our Common Stock and our ability to sell Common Stock in the future. As of March 31, 2005, we had approximately 35 million shares of Common Stock outstanding, of which approximately 7.9 million shares (including the shares we issued in the Transact acquisition, the Fletcher financing, and the Precept, CPI, Dynamic and ATX acquisitions), or about 23%, cannot currently be traded on the public market without compliance with Rule 144. About 4.3 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the Commission. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these 7.9 million shares have the potential to be freely publicly traded, perhaps in large blocks. Moreover, we have filed registration statements to permit the resale of a substantial portion of such shares, which would permit them to sell shares at any time without regard to the Rule 144 limitations.

An additional 10.1 million shares of Common Stock could be added to the total outstanding Common Stock through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of Common Stock could be traded in the future and result in a material decrease in the market price of our Common Stock.

As of March 31, 2005, we had an aggregate of 4.7 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 2.0 million options are currently vested, which means they can be exercised at any time. Approximately 0.4 million additional shares of our Common Stock are issuable in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.8 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of EPS, Melfur and Dynamic Telecom under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. Another 4.2 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued during December 2004. Accordingly, approximately 10.1 million shares (based on current prices and estimated earn-out payments) could potentially be added to the total current outstanding Common Stock through the exercise of options or the issuance of additional shares, and thereby dilute the ownership percentage of the current owners. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (more shares could be issuable if our share price declines), which could increase dilution and reduce earnings per share. The indenture will not contain anti-dilution adjustments for such issuances.

Of the 4.7 million total options outstanding, an aggregate of 1.5 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options and the shares issuable as earn-outs described above, the Common Stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

In January 2005, we made matching contributions of 10,273 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2004. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of March 31, 2005, total employer matching contributions since inception of the plan have consisted of 91,966 shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange rate risk

For the three months ended March 31, 2005, 81% of our revenues were generated in Poland, Hungary, Australia, the U.K., India or various euro-denominated countries as compared to 79% for the three months ended March 31, 2004. This slight increase is due to the fourth quarter 2004 and first quarter 2005 acquisitions in Spain, where revenues are denominated in the euro. Substantially all of our revenues in these countries are denominated in the local currency; however, in countries such as Poland and Hungary, a significant portion of our revenues are also linked to either inflation or the retail price index.

We estimate that a 10% depreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $1.1 million decrease and that a 10% appreciation in foreign exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $1.1 million increase. This effect was estimated by segregating revenues, expenses and working capital by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Indian rupee and euro and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

Interest rate risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. Currently, we do not hold any derivative instruments.

In October 2004, the Company entered into a $40 million revolving credit agreement with a bank. The $40 million revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries, and a $30 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. Borrowings under the $10 million facility bear interest at either a Prime Rate, plus an applicable margin specified in the respective agreement or a rate fixed for up to 30- to 90-day periods equal to the London Interbank Offered Rate (LIBOR), plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

Borrowings under the $30 million facility may be drawn in U.S. dollars, euros, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euros or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or the LIBOR rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. The $30 million facility may be expanded to a maximum of $33 million, resulting from certain exchange rate fluctuations. As of March 31, 2005, there were no amounts borrowed against the $40 million revolving credit agreements, however, there were $2.2 million in stand by letters of credit outstanding against these facilities as of March 31, 2005.

On December 15, 2004, the Company closed the sale of $140 million of our private offering 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). In addition to the stated annual interest rate of 1.625%, payable semi-annually in June and December, and the Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. These terms and other material terms and conditions applicable to the contingent convertible senior debentures are set forth in the indenture governing the debenture. Interest payments of approximately $1.1 million, plus potential contingent interest described above, will be due and payable each June 15 and December 15, commencing June 15, 2005 related to these Convertible Debentures.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2005, we issued 215,644 shares of our Common Stock (“Euronet Stock”) to a shareholder of ATX Software, Ltd. (“ATX”) in consideration of the exercise of our option to purchase an additional 41% of the share capital of ATX from the shareholders of ATX. The shareholder to whom we issued these shares is a non-U.S. citizen and non-resident, and the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Regulation S of the Act. This transaction is described more fully in Note 4 to the Unaudited Consolidated Financial Statements.

ITEM 6.	EXHIBITS

a)	Exhibits

The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2005

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

Exhibit Index

Exhibit	Description

2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between Euronet Worldwide, Inc. and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among Euronet Worldwide, Inc., Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of Transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of Transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.7	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.10	Specimen 1.625% Convertible Senior Debenture due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

10.1	Agreement, dated November 20, 2003, between Euronet Worldwide, Inc. and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.5	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and James P. Jerome, Executive Vice President (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.6	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.7	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.8	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.9	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.10	Restricted Share Award Agreements between Euronet Worldwide, Inc. and Michael J. Brown, Daniel R. Henry, Rick L. Weller and Jeffrey B. Newman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein)

10.11	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.12	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.13	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004)

10.14	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.15	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle-East and Africa (EMEA)

10.16	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2004)

10.17	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on November 9, 2004)

10.18	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005)

10.19	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated April 12, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.20	Revision to Service Agreement between Euronet Worldwide, Inc. and Paul Althasen, dated April 12, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

31.1	Section 302 – Certification of Chief Executive Officer

31.2	Section 302 – Certification of Chief Financial Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer