Form 10-Q
period 2005-06-30
EURONET WORLDWIDE INC
filed 2005-08-04
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2005 was 35,301,198 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$50,333	$124,198
Restricted cash	80,243	69,300
Inventory - PINs and other	29,438	18,949
Trade accounts receivable, net of allowances for doubtful accounts of $1,362 at June 30, 2005 and $1,373 at December 31, 2004	113,826	110,306
Earnings in excess of billings	5,839	7,206
Deferred income taxes, net	2,785	1,637
Prepaid expenses and other current assets	24,075	13,170

Total current assets	306,539	344,766

Property and equipment, net of accumulated depreciation of $61,913 at June 30, 2005 and $61,384 at December 31, 2004	41,334	39,907
Goodwill	252,370	183,668
Acquired intangible assets, net of accumulated amortization of $8,504 at June 30, 2005 and $5,363 at December 31, 2004	44,903	28,930
Deferred income taxes	8,233	8,494
Other assets, net of accumulated amortization of $6,627 at June 30, 2005 and $5,430 at December 31, 2004	9,877	12,710

Total assets	$663,256	$618,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$189,666	$155,079
Accrued expenses and other current liabilities	57,170	107,580
Current installments on obligations under capital leases	4,948	4,403
Short-term obligations	5,075	4,862
Income taxes payable	8,189	9,446
Deferred income taxes	4,271	1,864
Deferred revenue	7,104	9,949

Total current liabilities	276,423	293,183

Debt obligations	154,570	140,000
Obligations under capital leases, excluding current installments	14,087	16,894
Deferred income taxes	24,459	17,520
Other long-term liabilities	2,152	3,093
Minority interest	6,944	5,871

Total liabilities	478,635	476,561

Stockholders’ equity:
Common stock, $0.02 par value; 60,000,000 shares authorized; 35,273,904 and 33,126,038 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	708	663
Additional paid-in-capital	274,944	235,559
Treasury stock	(149)	(149)
Employee loans for stock	(47)	(47)
Subscriptions receivable	(78)	(180)
Accumulated deficit	(90,700)	(99,444)
Restricted reserve	787	774
Accumulated other comprehensive income (loss)	(844)	4,738

Total stockholders’ equity	184,621	141,914

Total liabilities and stockholders’ equity	$663,256	$618,475

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
EFT Processing Segment	$26,041	$18,002	$49,930	$32,942
Prepaid Processing Segment	102,480	65,634	191,861	128,553
Software Solutions Segment	3,724	3,386	7,660	6,582

Total revenues	132,245	87,022	249,451	168,077

Operating expenses:
Direct operating costs	92,157	60,501	174,529	117,146
Salaries and benefits	13,724	10,031	25,673	19,485
Selling, general and administrative	8,197	5,691	14,335	10,580
Depreciation and amortization	5,645	3,433	10,670	6,987

Total operating expenses	119,723	79,656	225,207	154,198

Operating income	12,522	7,366	24,244	13,879

Other income (expenses):
Interest income	1,105	615	2,312	1,186
Interest expense	(1,617)	(1,672)	(3,205)	(3,508)
Income from unconsolidated affiliates	407	125	652	104
Loss on early retirement of debt	—	(23)	—	(94)
Foreign currency exchange gain (loss), net	(4,715)	258	(7,557)	493

Total other expense	(4,820)	(697)	(7,798)	(1,819)

Income before income taxes and minority interest	7,702	6,669	16,446	12,060
Income tax expense	(3,471)	(2,289)	(7,301)	(4,394)
Minority interest	(313)	—	(401)	—

Net income	3,918	4,380	8,744	7,666
Translation adjustment, net	(3,621)	274	(5,582)	69

Comprehensive income	$297	$4,654	$3,162	$7,735

Net income per share - basic:

Net income per share	$0.11	$0.14	$0.25	$0.25

Basic weighted average shares outstanding	35,129,878	30,966,937	34,506,665	30,543,616

Net income per share - diluted:
Net income per share	$0.10	$0.13	$0.24	$0.23

Diluted weighted average shares outstanding	37,745,274	34,058,533	37,021,559	33,794,701

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Net income	$8,744	$7,666

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,670	6,987
Unrealized foreign currency exchange (gain) loss	6,913	(1,227)
Gain on disposal of property, plant and equipment	(97)	—
Deferred income tax expense (benefit)	667	(525)
Income assigned to minority interest	401	—
Accretion of discount on notes payable	—	102
Amortization of debt obligations issuance expense	639	—

Changes in working capital, net of amounts acquired:
Increase (decrease) in income taxes payable, net	(164)	2,883
Decrease (increase) in restricted cash	(15,460)	15,210
Increase in inventory	(11,261)	(6,235)
Increase in trade accounts receivable	(10,366)	(2,109)
Decrease (increase) in accrued income	1,146	(2,681)
Decrease (increase) in prepaid expenses and other current assets	(12,959)	5,205
Increase (decrease) in trade accounts payable	48,013	(4,710)
Decrease in deferred revenue	(3,711)	(3,664)
Increase (decrease) in accrued expenses and other liabilities	(1,339)	7,560
Other, net	(1,631)	(2,026)

Net cash provided by operating activities	20,205	22,436

Cash flows from investing activities:
Acquisitions, net of cash acquired	(99,410)	(3,595)
Proceeds from sale of fixed assets	318	—
Fixed asset purchases	(7,851)	(3,403)
Purchase of other long term assets	(1,199)	(607)

Net cash used in investing activities	(108,142)	(7,605)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	5,419	4,600
Repayment of notes payable and credit facilities	—	(11,131)
Repayment of obligations under capital leases	(2,761)	(1,213)
Proceeds from borrowings	14,570	5,472
Other, net	(108)	(13)

Net cash provided by (used in) financing activities	17,120	(2,285)

Effect of foreign currency exchange differences on cash	(3,048)	220

Net increase (decrease) in cash and cash equivalents	(73,865)	12,766
Cash and cash equivalents at beginning of period	124,198	19,245

Cash and cash equivalents at end of period	$50,333	$32,011

Interest paid during the period	$2,484	$3,433

Income taxes paid during the period	7,619	1,802

See accompanying notes to the unaudited consolidated financial statements.

See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company at June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004.

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Accounts receivable financed with recourse

The Company’s Prepaid Processing Segment subsidiaries in Spain entered into agreements with banks to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the banks charge the subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days in advance of customer invoice due dates. Accordingly, the subsidiaries remain obligated to the banks on the advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the advances are included in Accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheet.

Revenue recognition – money transfer services

During the second quarter 2005, with the acquisition of TelecommUSA (See Note 4 – Acquisitions), Euronet entered the money transfer business. Revenue is earned through the charging of a transaction fee, in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are recognized as direct operating costs at the time of sale.

For a description of other major accounting policies of the Company, see Note 3 to the Audited Consolidated Financial Statements as of and for the year ended December 31, 2004, set forth in the Company’s Form 10-K.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS)” No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of compensation expense when stock-based incentives are awarded for services provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123, “Accounting for Stock-Based Compensation.” After amendment of the compliance date by the Securities and Exchange Commission during April 2005, the Company is required to adopt the provisions of SFAS No. 123R on or before January 1, 2006. Upon adoption, the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the date of adoption, the transition option it will utilize to adopt SFAS No. 123R, or completed its analysis of the estimated impact that its adoption will have on its financial position and results from operations. The impact on net income is likely to be material, although it will have no impact on the Company’s overall financial position. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$3,918	$4,380	$8,744	$7,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,710)	(1,115)	(3,432)	(2,045)

Pro forma net income	$2,208	$3,265	$5,312	$5,621

Earnings per share:
Basic - as reported	$0.11	$0.14	$0.25	$0.25
Basic - pro forma	$0.06	$0.11	$0.15	$0.19
Diluted - as reported	$0.10	$0.13	$0.24	$0.23
Diluted - pro forma	$0.06	$0.10	$0.14	$0.17

Due to Euronet’s U.S. corporate income tax position, the Company currently provides a valuation allowance over its entire U.S. net deferred tax position. Therefore, no tax benefits have been attributed to stock-based compensation expense in the above table because management has not determined that it is more likely than not that such benefit would be realized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	35,129,878	30,966,937	34,506,665	30,543,616
Additional shares from assumed conversion of warrants	—	208,954	—	203,302
Incremental shares from assumed conversion of stock options	2,615,396	2,882,642	2,514,894	3,047,783

Potentially diluted weighted average shares outstanding	37,745,274	34,058,533	37,021,559	33,794,701

The table includes options with strike prices below the average fair market value of Euronet common shares during the period. For the three and six month periods ended June 30, 2005, the average market price of Euronet common shares exceeded the exercise price of all outstanding options.

In December 2004, the Company issued convertible senior debentures that if converted in the future, would have a potentially dilutive effect on the Company’s stock. The debentures are convertible into 4.2 million shares of Common Stock, subject to adjustment. As required by Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the dilutive impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Since the assumed conversion of the debentures under the if-converted method is anti-dilutive for the three and six month periods ended June 30, 2005, the impact has been excluded from the calculation of diluted net income per share.

(4) ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For certain large or unique acquisitions management engaged an appraiser to assist in the evaluation.

2005 Acquisitions:

During the first half of 2005, the Company completed five acquisitions for an aggregate purchase price of $91.8 million. The Company’s allocation of the purchase prices to the fair values of acquired tangible and intangible assets remains preliminary while management completes its evaluation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition dates.

(in thousands)	Estimated Life	Telerecarga	Other Acquisitions	Total
Current assets		$—	$1,569	$1,569
Property, plant & equipment	various	1,415	959	2,374
Customer relationships	8 years	10,295	5,437	15,732
Software	5 years	655	795	1,450
Patents	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Goodwill	Indefinite	42,136	33,727	75,863

Assets acquired		54,902	44,186	99,088

Current liabilities		—	(563)	(563)
Deferred income tax		(3,973)	(2,946)	(6,919)

Net assets acquired		$50,929	$40,677	$91,606

Acquisition of Telerecarga S.L.

In March 2005, Euronet purchased 100% of the assets of Telerecarga S.L. (“Telerecarga”), a Spanish company that distributes prepaid wireless airtime and other prepaid products via POS terminals throughout Spain. The purchase price of €38.1 million (approximately $50.9 million) was settled through the assumption of €25.4 million (approximately $34.0 million) in liabilities and a cash payment of €12.7 million (approximately $16.9 million).

Other acquisitions

During the first half of 2005, Euronet completed four other acquisitions for a total purchase price of $40.6 million, consisting of $18.1 million in cash, 754,589 shares of Euronet Common Stock, valued at $19.5 million, and $0.1 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million in cash paid in prior years. The four acquisitions are described below.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (TelecommUSA), a company based in North Carolina. TelecommUSA provides money transfer services, primarily between consumers in the U.S. and Latin America, and bill payment services within the U.S.

•	In April 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased an additional 30% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 66%. Europlanet is a debit card processor that owns, operates and manages a network of automated teller machines (ATMs) and point of sale (POS) terminals.

Euronet’s $0.2 million share of dividends declared prior to acquiring the additional 30% ownership share of Europlanet was recognized as income from unconsolidated affiliates during the second quarter 2005. With the increase in ownership from 36% to 66%, Euronet is now required to consolidate Europlanet’s financial position and results of operations.

•	In March 2005, Payspot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. As described below under “2004 Acquisitions,” Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during the first quarter 2005. With the increase in ownership from 10% to 51%, Euronet is now required to consolidate ATX’s financial position and results of operations.

In connection with these acquisitions, cash and/or Euronet Common Stock have been placed in escrow as security with respect to potential indemnification claims. There are additional contingent payments to be calculated based on certain performance criteria as specified in the purchase agreements. As of June 30, 2005, the Company estimates that these payments will total approximately $5 million to $7 million. When determined beyond a reasonable doubt, additional payments will be recorded as goodwill. The Company must settle a portion of these contingent payments in Euronet Common Stock. Other contingent payments may be settled in cash or Euronet Common Stock, at the Company’s option. As of June 30, 2005, 64,915 shares and $3.5 million in cash remain in escrow related to 2005 acquisitions.

2004 Acquisitions:

During 2004, the Company completed four acquisitions for an aggregate purchase price of $50.6 million. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets remains preliminary while management completes its evaluation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date.

(in thousands)	Estimated Life	Movilcarga	Other Acquisitions	Total
Current assets		$—	$10,452	$10,452
Property, plant & equipment	various	453	554	1,007
Customer relationships	8 years	4,353	4,488	8,841
Software	5 years	—	199	199
Goodwill	Indefinite	26,123	23,660	49,783

Assets acquired		30,929	39,353	70,282

Current liabilities		—	(10,544)	(10,544)
Deferred income tax		(1,480)	(1,798)	(3,278)
Minority interest		(5,813)	—	(5,813)

Net assets acquired		$23,636	$27,011	$50,647

Acquisition of Movilcarga

In November 2004, Euronet indirectly acquired certain prepaid mobile phone top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company (the “Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga Assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.3 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004; therefore, €10.0 million (approximately $13.0 million) was recorded as a purchase price payable, and included in the asset allocation, as of December 31, 2004. The purchase price also included $0.3 million in transaction costs. Additional payments may be due during the first quarters of 2007 and 2008, subject to the fulfillment of certain financial conditions. The Company estimates that, based on information from Meflur, these additional payments will total approximately €7.0 million to €10.0 million (approximately $8.5 million to $12.1 million). The additional payments may be made, at the option of Euronet, in either cash or a combination of cash and Euronet Common Stock. Goodwill will be increased by the amount of additional consideration, if any, when determined beyond a reasonable doubt.

Other acquisitions

During 2004, Euronet completed three other acquisitions for a total purchase price of $27.0 million, consisting of $5.1 million in cash, 917,007 shares of Euronet Common Stock, valued at $17.9 million, and issued notes payable of $4.0 million. The notes payable were repaid during 2004. The three other acquisitions are described below.

•	In January 2004, PaySpot purchased all of the shares of Prepaid Concepts, Inc. (“Precept”), a company based in California that distributes prepaid services via POS terminals throughout the U.S.

•	In May 2004, PaySpot purchased all of the net assets of Electronic Payment Solutions (“EPS”), a company based in Texas that distributes prepaid services via POS terminals throughout the U.S.

•	In July 2004, PaySpot purchased all of the shares of Call Processing, Inc. (“CPI”), a company based in Texas that distributes prepaid services via POS terminals to convenience store chains throughout the U.S.

In connection with these three other acquisitions, Euronet Common Stock has been placed in escrow as security with respect to potential indemnification claims and/or the achievement of certain performance criteria to be satisfied. Subject to certain performance criteria, there is a potential earn-out payment payable in Euronet Common Stock to the seller of EPS, currently estimated to be approximately $0.8 million. When determined beyond a reasonable doubt, this payment will be recorded as goodwill. These contingent payments may be settled in cash or Euronet Common Stock. As of June 30, 2005, 144,920 shares remain in escrow related to 2004 acquisitions.

Initial investment in ATX Software, Ltd.

In May 2004, Euronet purchased 10% of the shares of ATX, a provider of electronic prepaid voucher solutions incorporated in the U.K. ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX has customers in more than 25 countries and works directly with scratch card distributors, who in turn contract with the mobile operators and individual retailers. The purchase price of $2.9 million, including professional fees, was settled through the issuance of 125,590 shares of Euronet Common Stock for the ATX shares. Euronet was also granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005, which, as discussed above, Euronet exercised in March 2005.

Pro forma results:

The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three and six months ended June 30, 2005 and 2004, as if the acquisitions described above had occurred January 1, 2004. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the unaudited pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three Months Ended June 30,		Pro Forma for the Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenues	$132,379	$103,591	$259,225	$200,134
Operating income	$12,448	$9,643	$25,126	$17,946
Net income	$3,710	$5,569	$9,002	$9,867

Per share data:
Net Income per share-basic	$0.11	$0.17	$0.26	$0.31
Net Income per share-diluted	$0.10	$0.16	$0.24	$0.28

(5) GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill are carried at amortized cost and evaluated for impairment annually or more frequently if there is an indication of impairment. As disclosed in Note 4 – Acquisitions, additions during the six months ended June 30, 2005 include $19.3 million assigned to acquired amortizable intangible assets and $75.9 million assigned to goodwill. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of intangible assets and goodwill activity for the six months ended June 30, 2005, is presented below:

(in thousands)	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Increases (decreases):
Acquisition of Telerecarga	11,351	42,136	53,487
Other acquisitions	7,931	33,727	41,658
Adjustment to Transact	1,789	(1,025)	764
Amortization	(2,834)	—	(2,834)
Other (primarily changes in foreign currency exchange rates)	(2,264)	(6,136)	(8,400)

Balance as of June 30, 2005	$44,903	$252,370	$297,273

The additions above include adjustments to the purchase price allocations of the Company’s previous acquisitions. The purchase price allocation for Transact, a Prepaid Processing Segment subsidiary based in Germany, was adjusted based on an independent appraisal of Transact finalized during the first quarter 2005. The adjustment resulted in a $1.8 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The related deferred income tax liability increased by $0.7 million, which also had the impact of increasing goodwill related to Transact. The impact of this reclassification on the Company’s net income is an increase to amortization expense, net of the related income tax impact, of less than $0.2 million per year beginning in 2005.

Estimated amortization expense on intangible assets, before income taxes, as of June 30, 2005 with finite lives is expected to total $6.2 million for of 2005, $6.6 million for 2006, $6.5 million for 2007, $6.3 million for 2008, $6.2 million for 2009 and $6.0 million for 2010.

(6) DEBT OBLIGATIONS

A summary of the activity for the six months ended June 30, 2005 for all debt obligations is presented below:

(in thousands)	Short-Term Obligations	Lines of Credit	Capital Leases	1.625% Convertible Debentures Due Dec. 2024	Total
Balance at December 31, 2004	$4,862	$—	$21,297	$140,000	$166,159
Indebtedness incurred	1,013	14,570	2,656	—	18,239
Repayments	(518)	—	(3,674)	—	(4,192)
Interest accrued	—	—	913	—	913
Foreign exchange gain	(282)	—	(2,157)	—	(2,439)

Balance at June 30, 2005	5,075	14,570	19,035	140,000	178,680

Less - current maturities	(5,075)	—	(4,948)	—	(10,023)

Long-term obligations at June 30, 2005	$—	$14,570	$14,087	$140,000	$168,657

In June 2005, the Company amended the $40 million revolving credit agreement signed in October 2004. The amended agreement increased the amount available for borrowing to $50 million and allows more flexibility within certain debt covenants. The revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries and a $40 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions and for other corporate purposes. Borrowings under the $10 million facility bear interest at either a prime rate plus an applicable margin specified in the respective agreement, or a rate fixed for up to 30- to 90-day periods equal to the U.S. dollar London Interbank Offered Rate (LIBOR) plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, adjusted for certain other items as defined in the agreements. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 66% of the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, as well as guaranteed by all U.S. subsidiaries. Borrowings under the $40 million facility may be drawn in U.S. dollars, euro, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euro or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or British pound LIBOR, respectively, rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries.

As of June 30, 2005, there were borrowings of $14.6 million and stand by letters of credit of $2.2 million outstanding against these facilities. Total debt issuance costs of $0.6 million, including unamortized debt issuance costs of $0.3 million associated with the original October 2004 facility, are being amortized over two years. The agreements expire in October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.

(7) BUSINESS SEGMENT INFORMATION

The Company operates three principal business segments:

1)	In the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa and India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile phone airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of TelecommUSA, a licensed money transfer and bill payment company acquired during the second quarter 2005. See Note 4 – Acquisitions for a discussion of the Company’s investment in TelecommUSA.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (EFT) software solutions for electronic payment and transaction delivery systems.

“Corporate Services and Other” includes non-operating results and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. There are no significant inter-segment transactions.

The following tables present the segment results of the Company’s operations for the three and six month periods ended June 30, 2005 and 2004:

	For the Three Months Ended June 30, 2005
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$26,041	$102,480	$3,724	$—	$132,245

Operating expenses:
Direct operating costs	10,756	81,053	348	—	92,157
Salaries and benefits	4,169	6,030	2,152	1,373	13,724
Selling, general and administrative	2,447	4,105	186	1,459	8,197
Depreciation and amortization	2,415	2,956	259	15	5,645

Total operating expenses	19,787	94,144	2,945	2,847	119,723

Operating income (loss)	6,254	8,336	779	(2,847)	12,522

Other income (expense):
Interest income	60	889	—	156	1,105
Interest expense	(521)	(132)	—	(964)	(1,617)
Income from unconsolidated affiliates	202	205	—	—	407
Foreign exchange loss, net	—	—	—	(4,715)	(4,715)

Total other income (expense)	(259)	962	—	(5,523)	(4,820)

Income (loss) before income taxes and minority interest	$5,995	$9,298	$779	$(8,370)	$7,702

	For the Three Months Ended June 30, 2004
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$18,002	$65,634	$3,386	$—	$87,022

Operating expenses:
Direct operating costs	8,187	52,112	202	—	60,501
Salaries and benefits	3,312	3,466	2,155	1,098	10,031
Selling, general and administrative	1,588	2,364	446	1,293	5,691
Depreciation and amortization	1,814	1,360	235	24	3,433

Total operating expenses	14,901	59,302	3,038	2,415	79,656

Operating income (loss)	3,101	6,332	348	(2,415)	7,366

Other income (expense):
Interest income	23	590	—	2	615
Interest expense	(298)	(20)	(1)	(1,353)	(1,672)
Income from unconsolidated affiliates	—	125	—	—	125
Loss on early retirement of debt	—	—	—	(23)	(23)
Foreign exchange gain, net	—	—	—	258	258

Total other income (expense)	(275)	695	(1)	(1,116)	(697)

Income (loss) before income taxes and minority interest	$2,826	$7,027	$347	$(3,531)	$6,669

	For the Six Months Ended June 30, 2005
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$49,930	$191,861	$7,660	$—	$249,451

Operating expenses:
Direct operating costs	21,590	152,332	607	—	174,529
Salaries and benefits	7,872	10,933	4,279	2,589	25,673
Selling, general and administrative	3,755	7,225	576	2,779	14,335
Depreciation and amortization	4,880	5,199	541	50	10,670

Total operating expenses	38,097	175,689	6,003	5,418	225,207

Operating income (loss)	11,833	16,172	1,657	(5,418)	24,244

Other income (expense):
Interest income	106	1,798	—	408	2,312
Interest expense	(1,090)	(286)	—	(1,829)	(3,205)
Income from unconsolidated affiliates	202	318	—	132	652
Foreign exchange loss, net	—	—	—	(7,557)	(7,557)

Total other income (expense)	(782)	1,830	—	(8,846)	(7,798)

Income (loss) before income taxes and minority interest	$11,051	$18,002	$1,657	$(14,264)	$16,446

Segment assets as of June 30, 2005	$94,308	$534,972	$5,000	$28,976	$663,256

	For the Six Months Ended June 30, 2004
(in thousands)	EFT Processing	Prepaid Processing	Software Solutions	Corporate Services and Other	Consolidated
Total revenues	$32,942	$128,553	$6,582	$—	$168,077

Operating expenses:
Direct operating costs	15,042	101,824	280	—	117,146
Salaries and benefits	6,201	6,836	4,316	2,132	19,485
Selling, general and administrative	2,959	4,356	975	2,290	10,580
Depreciation and amortization	3,649	2,826	456	56	6,987

Total operating expenses	27,851	115,842	6,027	4,478	154,198

Operating income (loss)	5,091	12,711	555	(4,478)	13,879

Other income (expense):
Interest income	37	1,134	1	14	1,186
Interest expense	(474)	(43)	(2)	(2,989)	(3,508)
Gain (loss) from unconsolidated affiliates	—	125	—	(21)	104
Loss on early retirement of debt	—	—	—	(94)	(94)
Foreign exchange gain, net	—	—	—	493	493

Total other income (expense)	(437)	1,216	(1)	(2,597)	(1,819)

Income (loss) before income taxes and minority interest	$4,654	$13,927	$554	$(7,075)	$12,060

Segment assets as of December 31, 2004	$92,238	$429,850	$6,605	$89,782	$618,475

(8) RELATED PARTY TRANSACTIONS

See Note 4 – Acquisitions for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.

Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $0.6 million in interest during the six month periods ended June 30, 2004 to former e-pay shareholders who now serve as a director and officers of the Company. This indebtedness was repaid in full during December 2004, accordingly, there was no interest incurred for this indebtedness during the six months ended June 30, 2005.

(9) CONTINGENCIES

The Company is from time to time a party to litigation arising in the ordinary course of its business.

During the second quarter 2005, the Company received a claim from a former cash supply contractor in Central Europe (the “Contractor”) for approximately $2.2 million in cash and interest that the Contractor claims to have provided to Euronet during the fourth quarter 1999 and first quarter 2000. This claim, based on events that purportedly occurred over five years ago, was filed more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. The Contractor has not initiated legal action regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.

Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

(10) GUARANTEES

As of June 30, 2005, the Company has $28.1 million of bank guarantees issued on its behalf, $17.2 million of which are collateralized by cash deposits held by the respective issuing banks.

Euronet regularly grants guarantees of certain unrecorded obligations of its wholly-owned subsidiaries. As of June 30, 2005, the Company has guarantees in the following amounts:

•	Cash supply in various ATM networks - $14.2 million over the terms of the cash supply agreements.

•	Vendor supply agreements - $2.9 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with its customers, to a maximum of approximately $40 million as of June 30, 2005.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	In connection with the Company’s entry into the money transfer business, the Company has issued surety bonds in compliance with licensing requirements of those states.

To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2005 and December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (EFT) software, network gateways, electronic prepaid top-up services to financial institutions, mobile operators and retailers, as well as electronic consumer money transfer and bill payment services. We operate the largest independent pan-European ATM network and the largest national shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime.

We operate in three principal business segments:

•	An EFT Processing Segment, in which we process transactions for a network of 6,565 ATMs and 12,678 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide prepaid processing, or top-up services, for mobile airtime and other prepaid products. We operate a network of more than 208,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services across more than 101,000 retailers in the U.S., Europe, Africa and Asia Pacific. This segment also includes TelecommUSA, a company acquired during the second quarter 2005, that provides money transfer services to customers between the U.S. and Latin America and bill payment services to consumers in the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

We have processing centers in the U.S., Europe and Asia and have 14 principal offices in Europe, four in the Asia-Pacific region, three in the U.S. and two in the Middle East. We serve clients in more than 70 countries. Our executive offices are located in Leawood, Kansas, U.S.

ECONOMIC AND INDUSTRY FACTORS AND RISKS

Our Company faces certain economic and industry-wide factors that could materially affect our business. In particular, as an international company, we face economic, political, technology infrastructure and legal issues that could have a positive or negative impact in every country in which we operate. Some of the more significant risk factors that our management is focused on include the following:

•	Technological and business developments in the local card, electronic and mobile banking, mobile phone, money transfer and retail markets affecting the demand for our services and the level of transaction and other fees that we are able to charge;

•	Foreign currency exchange fluctuations;

•	Competition from bank-owned ATM networks, providers of ATM and POS outsourcing services, providers of prepaid mobile phone services, money transfer services; and software providers;

•	Contract terminations with major customers, sponsor banks, international card organizations, retailers or mobile operators; and

•	Changes in laws and regulations affecting our business.

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenue and income based on ATM management fees, transaction fees, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.

EFT Processing Segment - Revenue in the EFT Processing Segment, which represents 20% of total consolidated revenue for the first half of 2005, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs under outsourcing agreements.

On our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges.

For the first half of 2005 approximately 30% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) and the remainder was derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly over the past two years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.

Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represents 77% of total consolidated revenue for the first half of 2005, is recognized based on commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of the Company’s contracts with retailers in certain markets, not all of these reductions are absorbed by Euronet. In those markets, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on gross margin and operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute top-up to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.

During the second quarter 2005, we launched our money transfer and bill payment services through the acquisition of TelecommUSA. TelecommUSA’s patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and Integrated Cash Register Systems (ICR). Transactions can also be initiated through the internet, fax or telephone. Revenue in the money transfer and bill payment business is earned through the charging of a transaction fee, as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We have origination and distribution agents in place, which each earn a fee for the respective service. These fees are recognized as direct operating costs at the time of sale. As discussed in “Other trends and uncertainties” below, we incurred an operating loss of $0.2 million during the second quarter 2005 and we expect to continue incurring operating losses of approximately $0.3 to $0.4 million per quarter for at least the next two or three quarters.

Software Solutions Segment - Revenue in the Software Solutions Segment, which represents 3% of total consolidated revenue for the first half of 2005, is recognized from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.

OPPORTUNITIES, CHALLENGES AND RISKS

Our expansion plans and opportunities are focused on four primary areas within our business segments: (i) outsourced ATM management contracts; (ii) our prepaid mobile phone airtime top-up processing services; (iii) transactions processed on our network of owned and operated ATMs, and (iv) our money transfer and bill payment services.

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

Prepaid Processing Segment - We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific, money transfer services to customers between the U.S. and Latin America, and bill payment services to consumers in the U.S. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our patented card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.

Expansion will depend on various factors, including, but not necessarily limited to, the following:

•	the ability to negotiate new agreements for other markets with mobile phone operators, banks and retailers;

•	the continuation of the trend of conversion from scratch card solutions to electronic processing solutions for prepaid airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and unbanked population;

•	the ability to rapidly maximize the opportunity to apply our patented card-based money transfer and bill payment product to our existing POS terminals in the U.S. and internationally; and

•	the availability of financing for expansion.

Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile telephone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, this factor will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins by mobile operators as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) remain present.

Growth in our money transfer and bill payment services business will be driven by the continuation of global worker migration patterns, our ability to manage rapid growth; our ability to maximize the opportunity to apply TelecommUSA’s patented card-based product to our existing POS terminals in the U.S. and internationally and our ability to obtain licenses in many of the states within the U.S. as well as other countries. Currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. Within the U.S., we will initially increase our sending locations in existing licensed states by leveraging our access to over 15,000 terminals in the U.S., and obtaining licenses to operate in other key states. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop. Global remittances in the money transfer industry are estimated by Aite Group to be growing approximately 8-9% annually, with worldwide remittances totaling approximately $231 billion in 2004.

In addition, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our rapid expansion has required us to expand our operating systems and employee base, particularly at the management level, which has reduced our operating income. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.

Software Solutions Segment - Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results.

Seasonality - Our business is significantly impacted by seasonality. We normally experience our highest revenue level during the fourth quarter of each year, followed in order by the second quarter, third quarter and first quarter. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized from our three business segments is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced a less than 5% difference between the second and third quarters of each year. The impact of seasonality has been masked for the last two years due to significant growth rates resulting from the addition of large retail customers in mid-fourth quarter, continued shifts from scratch cards to electronic top-up and acquisitions made in the first quarter of each year. There can be no assurance that this will be the case for future years.

Significant events in the first half of 2005:

•	Acquisition of assets of Dynamic Telecom, expanding our Prepaid Processing business in the U.S. – See Management’s Discussion and Analysis, Prepaid Processing Segment and Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements.

•	Acquisition of assets of Telerecarga, expanding our Prepaid Processing business in Spain – See Management’s Discussion and Analysis, Prepaid Processing Segment and Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements.

•	Exercise of our option to acquire a majority ownership share of ATX, expanding our Prepaid Processing business in the European and African markets – See Management’s Discussion and Analysis, Prepaid Processing Segment and Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements.

•	Acquisition of all of the share capital of Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (TelecommUSA), launching the Company’s money transfer and bill payment business – See Management’s Discussion and Analysis, Overview and Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements.

•	Acquisition of an additional 30% ownership share of Europlanet a.d., a debit card processor that owns, operates and manages a network of ATMs and POS terminals. – See Management’s Discussion and Analysis, Overview and Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements.

SEGMENT SUMMARY RESULTS OF OPERATIONS

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase Amount	Increase Percent	2005	2004	Increase Amount	Increase Percent
EFT Processing	$26,041	$18,002	$8,039	45%	$49,930	$32,942	$16,988	52%
Prepaid Processing	102,480	65,634	36,846	56%	191,861	128,553	63,308	49%
Software Solutions	3,724	3,386	338	10%	7,660	6,582	1,078	16%

Total	$132,245	$87,022	$45,223	52%	$249,451	$168,077	$81,374	48%

	Operating Income for the Three Months Ended June 30,		Year-over-Year Change		Operating Income for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$6,254	$3,101	$3,153	102%	$11,833	$5,091	$6,742	132%
Prepaid Processing	8,336	6,332	2,004	32%	16,172	12,711	3,461	27%
Software Solutions	779	348	431	124%	1,657	555	1,102	199%

Total	15,369	9,781	5,588	57%	29,662	18,357	11,305	62%
Corporate Services and Other	(2,847)	(2,415)	(432)	18%	(5,418)	(4,478)	(940)	21%

Total	$12,522	$7,366	$5,156	70%	$24,244	$13,879	$10,365	75%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

EFT PROCESSING SEGMENT

The following table presents the results of operations for the second quarter and first half of 2005 and 2004 for our EFT Processing Segment:

	Results for the Three Months Ended June 30,		Year-over-Year Change		Results for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase Amount	Increase Percent	2005	2004	Increase Amount	Increase Percent
Total revenues	$26,041	$18,002	$8,039	45%	$49,930	$32,942	$16,988	52%

Operating expense:
Direct operating costs	10,756	8,187	2,569	31%	21,590	15,042	6,548	44%
Salaries and benefits	4,169	3,312	857	26%	7,872	6,201	1,671	27%
Selling, general and administrative	2,447	1,588	859	54%	3,755	2,959	796	27%
Depreciation and amortization	2,415	1,814	601	33%	4,880	3,649	1,231	34%

Total operating expenses	19,787	14,901	4,886	33%	38,097	27,851	10,246	37%

Operating income	$6,254	$3,101	$3,153	102%	$11,833	$5,091	$6,742	132%

Transactions processed (millions)	86.8	54.1	32.7	60%	164.1	89.0	75.1	84%
ATMs as of June 30	6,565	5,097	1,468	29%	6,565	5,097	1,468	29%
Average ATMs	6,491	4,674	1,817	39%	6,266	4,180	2,086	50%

Revenues

The increase in EFT Processing Segment revenues for the second quarter and first half of 2005 is a result of the increase in number of ATMs operated and the number of transactions processed compared to the second quarter and first half of 2004, primarily derived from ATM management agreements in Poland, Romania and India and the consolidation of our Serbian subsidiary, Europlanet. Revenue per average ATM was $4,012 for the second quarter and $7,968 for the first half of 2005, compared to $3,852 for the second quarter and $7,881 for the first half of 2004. Revenue per transaction was $0.30 for both the second quarter and first half of 2005, compared to $0.33 for the second quarter and $0.37 for the first half of 2004. Generally, the decrease in revenue per transaction is the result of a continued shift from Euronet proprietarily owned ATMs to ATMs managed under outsourcing agreements. Under outsourcing agreements, the Company primarily earns revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development in the long run and will provide higher marginal returns on investment because the cost of purchasing and operating each ATM is lower for outsourced ATMs as compared to owned ATMs. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs, nor do we incur the start-up costs typically incurred in the early life cycle of Euronet-owned ATM. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower.

Of total segment revenue, for the first half of 2005, approximately 30% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements), approximately 25% was from ATMs operated under capital lease and management outsourcing arrangements, while the remaining 45% was from other sources, primarily management outsourcing agreements. This compares to 41%, 17% and 42%, respectively, for the first half of 2004.

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

The increase in direct operating cost for the first quarter 2005, compared to the first quarter 2004 is attributed to the increase in the number of ATMs under operation. However, direct operating costs have decreased to 43% of revenues for the first half of 2005, compared to 46% of revenues for the first half of 2004. These improvements resulted from installing outsourced ATMs, for which direct costs per ATM and on an average per transaction basis, were lower than the existing installed base of ATMs.

Gross margin

Gross margin, which is revenue less direct operating costs, increased to $15.3 million for the second quarter and $28.3 million for the first half of 2005 from $9.8 million for the second quarter and $17.9 million for the first half of 2004. Gross margin per average ATM was $2,355 for the second quarter and $4,523 for the first half of 2005, compared to $2,100 for the second quarter and $4,282 for the first half of 2004. Gross margin per transaction was $0.18 for the second quarter of both 2004 and 2005. Gross margin per transaction was $0.17 for the first half of 2005 compared to $0.20 for the first half of 2004. These fluctuations are primarily due to the addition of more ATMs under outsourcing agreements where we generate less gross margin per transaction, but we do not have a capital investment at risk like we do for ATMs we own.

Of total segment gross margin, for the first half of 2005, approximately 28% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements), approximately 25% was from ATMs operated under capital lease and management outsourcing arrangements, while the remaining 47% was from other sources, primarily management outsourcing agreements. This compares to 38%, 18% and 44%, respectively, for the first half of 2004.

Salaries and benefits

The increase in salaries and benefits for 2005 compared to 2004 is due to Euronet’s growing businesses in Indian and Romanian markets, the consolidation of Europlanet beginning in the second quarter 2005, staffing costs to expand in emerging markets and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2005 decreasing to 16% for both the second quarter and first half of 2005, compared to 18% for the second quarter and 19% for the first half of 2004. This decrease as a percentage of revenue reflects leverage and scalability in our markets.

Selling, general and administrative

Selling, general and administrative expenses were 9% of revenue for the second quarter 2005, the same as the second quarter and first half of 2004; and were 8% of revenue for the first half of 2005. However, these costs were reduced by $0.5 million for an insurance recovery during the first quarter 2005. This insurance recovery related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. If this benefit were not realized in the first quarter 2005, selling, general and administrative expenses for the first half of 2005 were also 9% of revenue, similar to the prior year.

Depreciation and amortization

The increase in depreciation and amortization expense during the second quarter and first half of 2005 compared to the same periods in 2004 is due to additional depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement in Poland implemented during the second quarter 2004, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs throughout 2004.

Operating income

The increase in operating income for the segment is generally the result of increased revenue, and the related gross margins, from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 24% for both the second quarter and first half of 2005, compared to 17% for the second quarter and 15% for the first half of 2004. Operating income per transaction was $0.07 for both the second quarter and first half of 2005, and $0.06 for both the second quarter and first half 2004. Operating income per average ATM was $963 for the second quarter and $1,888 for the first half of 2005, compared to $663 for the second quarter and $1,218 for the first half of 2004. The continuing increases in operating income as a percentage of revenue, per transaction and per ATM is due to significant growth in revenues and transactions without commensurate increases in operating expenses, as well as the continuing migration toward operating ATMs under management through outsourcing agreements rather than ownership arrangements.

PREPAID PROCESSING SEGMENT

The following tables present the results of operations for the second quarter and first half of 2005 and 2004, including “pro forma” results for those periods as if all Prepaid Processing Segment acquired businesses were included in our consolidated results of operations as of January 1, 2004.

	Results for the Three Months Ended June 30,		Year-over-Year Change		Results for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase Amount	Increase Percent	2005	2004	Increase Amount	Increase Percent
Total revenues	$102,480	$65,634	$36,846	56%	$191,861	$128,553	$63,308	49%

Operating expense:
Direct operating costs	81,053	52,112	28,941	56%	152,332	101,824	50,508	50%
Salaries and benefits	6,030	3,466	2,564	74%	10,933	6,836	4,097	60%
Selling, general and administrative	4,105	2,364	1,741	74%	7,225	4,356	2,869	66%
Depreciation and amortization	2,956	1,360	1,596	117%	5,199	2,826	2,373	84%

Total operating expenses	94,144	59,302	34,842	59%	175,689	115,842	59,847	52%

Operating income	$8,336	$6,332	$2,004	32%	$16,172	$12,711	$3,461	27%

Transactions processed (millions)	86.2	54.6	31.6	58%	153.4	103.1	50.3	49%

	Pro Forma					Pro Forma
	Results for the Three Months Ended June 30,		Year-over-Year Change			Results for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent		2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$102,614	$81,799	$20,815	25%		$200,930	$159,887	$41,043	26%

Operating expense:
Direct operating costs	81,111	62,630	18,481	30%		158,326	122,418	35,908	29%
Salaries and benefits	6,100	4,575	1,525	33%		11,869	9,005	2,864	32%
Selling, general and administrative	4,144	3,406	738	22%		8,011	6,409	1,602	25%
Depreciation and amortization	2,997	2,669	328	12%		5,948	5,428	520	10%

Total operating expenses	94,352	73,280	21,072	29%		184,154	143,260	40,894	29%

Operating income	$8,262	$8,519	$(257)	(3%	)	$16,776	$16,627	$149	1%

Revenues

The increase in Prepaid Processing Segment’s revenues for the second quarter and first half of 2005, compared to the second quarter and first half of 2004, was generally attributable to the increase in total transactions processed. This transaction growth reflects growth from existing operations, the full year effects of our 2004 acquisitions and additional revenue from our current year acquisitions. The 2004 acquisitions of EPS, CPI and Movilcarga contributed increased revenues of $6.6 million for the second quarter and $13.2 million for the first half of 2005. Our current year acquisitions of Dynamic Telecom, Telerecarga, ATX and TelecommUSA have contributed revenues of $11.6 million for the second quarter and $14.2 million for the first half of 2005. Additionally, revenues have grown from the effects of retailer agreements implemented during 2004. We do not expect growth rates at these significant levels to continue and, in certain markets, have identified the competitive effects of lower pricing and margins driven by certain mobile operators and retailers. On a pro forma basis, second quarter and first half 2005 revenues increased over the second quarter and first half 2004 as a result of the addition of POS terminals throughout all of our markets, and increased volumes driven by mobile operators shifting from scratch card distribution to electronic distribution.

Revenue per transaction was $1.19 for the second quarter of 2005, compared to $1.20 for the second quarter of 2004 and was $1.25 per transaction for both the first half of 2005 and 2004. Revenue growth in mature markets, such as the U.K. and Australia, has slowed substantially as conversion from scratch cards to electronic top-up approaches completion. We expect most of our growth from 2005 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector, or continued conversion from scratch cards to electronic top-up.

Direct operating costs

Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. These expenditures vary directly with revenues and processed transactions. The increase in direct operating costs generally corresponds to increases in revenues and transactions processed.

Gross margin

Gross margin, which represents revenue less direct costs, increased by $7.9 million, or 58%, to $21.4 million for the second quarter 2005 compared to $13.5 million for the second quarter 2004. For the first half of 2005, gross margin increased by $12.8 million, or 48%, to $39.5 million, compared to $26.7 million for the first half of 2004. These increases are generally correlated to the increase in transactions processed. Gross margin per transaction remained flat at $0.25 per transaction for second quarters of both periods, and $0.26 per transaction for the first half of both periods. Gross margin as a percentage of revenue was 21% for all periods presented.

Salaries and benefits

Salaries and benefits increased to 6% of revenue for both the second quarter and first half of 2005, from 5% of revenue for both the second quarter and first half of 2004. This increase was related to the increase in revenues and transactions processed, as well as, additional sales resources to the U.S. and Australian markets beginning in the latter part of 2004.

Selling, general and administrative

Selling, general and administrative expense for the second quarter 2005 increased to 4.0% of revenue compared to 3.6% of revenue for the second quarter 2004, and increased to 3.8% of revenue for the first half of 2005 compared to 3.4% of revenue for the first half of 2004. This increase is due to our continued focus on expanding segment operations, primarily in the U.S.

Depreciation and amortization

Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. Depreciation and amortization as a percentage of revenue was 2.9% for the second quarter 2005 and 2.7% for the first half of 2005 and was 2.1% for the second quarter 2004 and 2.2% for the first half of 2004. This increase is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S. and Spain, many of which were acquired during 2004 and 2005, because each of these entities owns a majority of its POS terminals. Additionally, we recorded higher amortization expense for our Transact subsidiary for the first half 2005, as compared to the first half 2004 as a result of the adjustment to our purchase price allocation increasing amortizable intangibles, such as customer relationships, and decreasing goodwill, which is not amortized. See Note 5 – Goodwill and Intangible Assets, to the Unaudited Consolidated Financial Statements for further discussion of this adjustment.

Operating income

The improvement in operating income for the second quarter and first half of 2005 compared to the second quarter and first half of 2004 was due to the significant growth in revenues and transactions processed together with contributions from the 2004 acquisitions of EPS, CPI and Movilcarga and the 2005 first quarter acquisitions of Telerecarga, ATX and Dynamic Telecom. Operating income for the second quarter 2005 includes approximately $0.2 million in operating losses related to TelecommUSA, our money transfer and bill payment business acquired in the second quarter 2005. Operating income as a percentage of revenues decreased to 8% for the second quarter and first half of 2005 from 10% for the second quarter and first half of 2004, mainly due to our focus on expanding operations and product development in the U.S., Poland and Australia, together with a mix shift from independent retailers to major retailers. On a pro forma basis, operating income for the second quarter and first half of 2005 remained relatively flat, declining slightly for the second quarter of 2005 compared to 2004, and improving slightly for the first half of 2005 compared to 2004. Pro forma operating margin percentage decreased to 8% for the second quarter and first half of 2005 from 10% for the second quarter and first half of 2004. These decreases are the result of the inclusion of our acquisitions in the U.S. and Spain in the pro forma results for the second quarter and first half of 2004, which included the positive impact on operating margin of margin-rich, opportunistic, short-lived wholesale arrangements that were not ongoing in nature. Additionally, our businesses have added several large customers, thereby increasing total revenues and total operating profits, while slightly lowering overall operating margin as a percentage of revenues.

SOFTWARE SOLUTIONS SEGMENT

The following table presents the results of operations for the second quarter and first half of 2005 and 2004 for our Software Solutions Segment:

	Results for the Three Months Ended June 30,		Year-over-Year Change			Results for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent		2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$3,724	$3,386	$338	10%		$7,660	$6,582	$1,078	16%

Operating expense:
Direct operating costs	348	202	146	72%		607	280	327	117%
Salaries and benefits	2,152	2,155	(3)	0%		4,279	4,316	(37)	(1%	)
Selling, general and administrative	186	446	(260)	(58%	)	576	975	(399)	(41%	)
Depreciation and amortization	259	235	24	10%		541	456	85	19%

Total operating expenses	2,945	3,038	(93)	(3%	)	6,003	6,027	(24)	0%

Operating income	$779	$348	$431	124%		$1,657	$555	$1,102	199%

Revenues, operating expenses and operating income

The improvement in software revenues for the second quarter and first half of 2005 is due to the addition of new contracts and the efficient implementation of several upgrades for existing customers compared to the second quarter and first half of 2004. Direct operating costs increased for the second quarter and first half of 2005 compared to the same periods in 2004; however, other costs decreased or increased modestly, resulting in overall operating expenses remaining relatively flat. The combination of increased revenues, without corresponding increases in associated total operating costs resulted in an increase to operating income during the second quarter and first half of 2005 of $0.4 million and $1.1 million, respectively, compared to the same periods in 2004.

Software sales backlog

We define “software sales backlog” as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. As of June 30, 2005, the revenue backlog was $3.8 million compared to $5.9 million as of June 30, 2004. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES AND OTHER

The following table presents the operating expenses for the three and six months ended June 30, 2005 and 2004 for Corporate Services and Other:

	Results for the Three Months Ended June 30,		Year-over-Year Change			Results for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent		2005	2004	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$1,373	$1,098	$275	25%		$2,589	$2,132	$457	21%
Selling, general and administrative	1,459	1,293	166	13%		2,779	2,290	489	21%
Depreciation and amortization	15	24	(9)	(38%	)	50	56	(6)	(11%	)

Total operating expenses	$2,847	$2,415	$432	18%		$5,418	$4,478	$940	21%

Corporate operating expenses

The increase in total operating expenses for the Corporate Services Segment is primarily attributable to increased professional fees, largely driven by the requirements of the Sarbanes Oxley Act of 2002, professional fees related to acquisition analysis and salary expense resulting from overall Company growth.

Interest income

Interest income increased to $1.1 million for the second quarter and to $2.3 million for the first half of 2005, compared to $0.6 million for the second quarter and $1.2 million for the first half of 2004. These increases were due to the significant increase in the average balance on temporary cash investments held in trust in the growing Prepaid Processing Segment and interest earned on the unused proceeds from the December 2004 issuance of $140 million in convertible debentures.

Interest expense

Interest expense decreased to $1.6 million for the second quarter 2005 and to $3.2 million for the first half of 2005, compared to $1.7 million for the second quarter 2004 and $3.5 million for the first half of 2004. Although we had a larger amount of interest bearing debt outstanding during these 2005 periods compared to the 2004 periods, the weighted average interest rate was 4% for the first half 2005 compared to 11% for the first half of 2004. The decrease was primarily due to the 1.625% interest rate on our convertible debentures, which were outstanding for the first half of 2005 and the December 2004 retirement of our 12 3/8% Senior Discount Notes and 8% acquisition notes, which were outstanding during the first half 2004.

Foreign currency exchange gain (loss)

Foreign currency denominated assets and liabilities give rise to foreign currency exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded a net foreign currency exchange loss of $4.7 million during the second quarter and a loss of $7.6 million during the first half of 2005, compared to a gain of $0.3 million for the first quarter and a gain of $0.5 million for the first half of 2004. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income. Throughout the first half of 2005, the U.S. dollar strengthened against most European based currencies as compared with the first half of 2004, during which time the exchange rates between the U.S. dollar and other currencies of countries in which we operate remained relatively stable. Due to our global exposure, a significant portion of our assets and liabilities are denominated in currencies other than the U.S. dollar, including capital lease obligations, short-term obligations, cash and cash equivalents and investments.

Income tax expense

Income tax expense on income from continuing operations was $3.5 million for the second quarter and $7.3 million for the first half of 2005, compared to $2.3 million for the second quarter and $4.4 million for the first half of 2004. Tax expense continues to grow due to the increasing profitability of individual companies in the Prepaid Processing and EFT Processing Segments, particularly in Western Europe and Australia. The effective tax rate for the second quarter of 2005 was 45.0% compared to 34.3% for the second quarter of 2004. The increase in the effective tax rate was largely attributable to foreign currency exchange losses sustained by the Company’s U.S. operations on non-U.S. dollar denominated short-term investments and inter-company loan receivables offset in part by increasing profits in low tax rate countries. Because the Company has a valuation allowance over the net deferred tax assets of its U.S. operations, the Company is not able to currently recognize the tax benefit associated with these foreign currency exchange losses. The effective tax rate for the first half of 2005 was approximately 44%.

Net income

In summary, net income was $3.9 million for the second quarter and $8.7 million for the first half of 2005, compared to $4.4 million for the second quarter and $7.7 million for the first half of 2004. The increase in net income for the first half of 2005 compared to the first half of 2004 was primarily due to increased operating income for the first half of 2005 of $10.4 million due to the factors described above, a decrease in net interest expense of $1.4 million, improvement in equity and dividend income from unconsolidated affiliates and other items of $0.2 million, offset by an $8.1 million increase in losses related to foreign currency exchange and an increase in income tax expense of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

Our balance of cash and cash equivalents was $50.3 million and the balance of restricted cash was $80.2 million as of June 30, 2005. At June 30, 2005, we had working capital of approximately $30.1 million compared to working capital of approximately $51.6 million at December 31, 2004. The ratio of current assets to current liabilities decreased to 1.11 at June 30, 2005 from 1.18 at December 31, 2004.

The decrease in working capital and the ratio of current assets to current liabilities was mainly due to cash payments for the acquisition of Movilcarga, Telerecarga, ATX, TelecommUSA and Europlanet, and the earn-out payment to the former owners of Transact. These decreases were partially offset by $14.6 million in borrowings under revolving credit facilities, which are classified as long-term debt obligations on the Company’s Consolidated Balance Sheet. For a detailed explanation of these items and the variances from such amounts as of December 31, 2004, see “Balance Sheet Items” below.

Operating cash flows

Cash flows provided by operating activities decreased slightly to $20.2 million for the first half of 2005 compared to $22.4 million for the first half of 2004. The decrease was primarily due to changes in restricted cash as a result of the timing of the settlement process for customer collection and vendor remittances in our Prepaid Processing Segment, primarily at our e-pay subsidiaries in the U.K. and Australia. This decrease in cash flow provided by operating activities was mostly offset by the increase in net income, combined with increases in depreciation and amortization and unrealized foreign currency exchange losses, which represent non-cash expenses.

Investing activity cash flow

Cash flows used in investing activities were $108.1 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively. The amount for the first half of 2005 includes cash paid totaling $99.4 million related to the acquisition of Telerecarga, Movilcarga, ATX, TelecommUSA and Europlanet, as well as the cash earn-out payment to the former owners of Transact. Additionally, our cash fixed asset purchases for the first half of 2005 totaled $7.9 million. The amount for 2004 was primarily comprised of $3.6 million for acquisitions and $4.0 million for fixed asset purchases and other.

Financing activity cash flows

Cash flows provided by financing activities were $17.1 million for the six months ended June 30, 2005, compared to the amount used in financing activities of $2.3 million for the first half of 2004. These amounts include proceeds from borrowings of $14.6 million, proceeds from the exercise of stock options and employee share purchases of $5.4 million and repayments of debt and capital lease obligations of $2.8 million.

Other sources of capital

Credit agreements – During June 2005, the Company amended the $40 million revolving credit agreement signed in October 2004, increasing the amount available for borrowing to $50 million and allowing for more flexibility within certain debt covenants. The revolving credit agreement comprises a $10 million facility among the Company and certain U.S. subsidiaries, and a $50 million facility among the Company and certain European subsidiaries. The revolving credit facilities have been, and can be, used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. These agreements expire during October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants as of June 30, 2005. For more information regarding these facilities see Note 6 – Debt Obligations to the Unaudited Consolidated Financial Statements.

As of June 30, 2005, we had borrowings of $14.6 million and stand by letters of credit totaling $2.2 million outstanding against our $50 million revolving credit agreements; the remaining $33.2 million was available for borrowing. The majority of the $14.6 million borrowed was repaid shortly after June 30, 2005.

Overdraft facility – In 2004, our Czech Republic subsidiary entered into an overdraft facility with a bank for up to approximately $3.0 million in order to support ATM network cash needs. As of June 30, 2005, the balance outstanding on this facility was $2.7 million.

Accounts receivable financed with recourse – Our Prepaid Processing Segment subsidiaries in Spain entered into agreements with banks to receive cash in advance of collections on customers’ accounts. These arrangements are with recourse and the banks charge us transaction fees and/or interest in connection with these advances. Cash is received up to 40 days in advance of the customers’ invoice due dates, accordingly, we remain obligated to the banks on the advances until the underlying account receivable is ultimately collected. The risk of collection remains with Euronet, therefore, the advances are recorded in accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheet. As of June 30, 2005, the liability recorded for these arrangements was $3.7 million.

Convertible debt – On December 15, 2004, we closed the sale of $140 million in principal amount of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Debentures”). The net proceeds, after fees totaling $4.5 million, were $135.5 million. The $4.5 million in fees has been deferred and is being amortized over five years, the term of the initial put option by the holders of the Convertible Debentures. We have used, and plan to use the proceeds of the Convertible Debentures for debt repayment, acquisitions and other corporate purposes.

Proceeds from issuance of shares and other capital contributions – In February 2003, the Company established a new qualified Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During the three months ended June 30, 2005, we issued 9,282 shares at an average price of $24.06 per share, resulting in proceeds to us of approximately $0.2 million.

Other uses of capital

Payment obligations related to acquisitions – As provided in our share purchase agreement with the selling shareholders of Transact, during the first quarter 2005, we paid an “earn-out” totaling $39.1 million. This payment was settled through the issuance of 598,302 shares of Company Common Stock, valued at approximately $14.6 million, and €18.7 million (approximately $24.5 million) in cash. We also paid approximately $13.0 million in the first quarter 2005 for the second payment in connection with the November 2004 acquisition of the Movilcarga assets. These payments were accrued as current liabilities as of December 31, 2004.

We also have other potential contingent obligations to the former owners of the net assets of EPS, Movilcarga, Dynamic Telecom and Europlanet. These obligations, certain of which may be settled through the issuance of our Common Stock, have not been recorded in the accompanying unaudited consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt. These potential obligations are discussed further in Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off Balance Sheet Items below.

ATM Leases – In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2005 and 2011. The leases bear interest between 2.5% and 12% per year. As of June 30, 2005, we owed $19.0 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.

Capital expenditures and needs – Total cash capital expenditures for 2005 are estimated to be approximately $15 million to $17 million, of which $7.9 million has been incurred as of June 30, 2005. These capital expenditures are required largely for the upgrade of ATMs to meet EMV requirements and “micro-chip” card technology, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software.

In the Prepaid Processing Segment, approximately 15-25% of the more than 208,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $250 - $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as Europay, MasterCard and Visa (EMV). Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. However, we expect hardware expenditures to be less each year as we increase the outsourcing aspect of our business and reduce the number of owned ATMs. Upgrades to our ATM software and hardware were required in 2004 and continue into 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $1.0 million to $2.0 million.

At current and projected cash flow levels, together with cash on-hand and amounts available under our recently amended revolving credit agreements, we anticipate that our cash generated from operations and existing financing will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of the debt or obligations described above.

Other trends and uncertainties

In connection with the acquisition of TelecommUSA during the second quarter 2005, and the expected future expansion of the patented card-based money transfer and bill payment product to our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. Over the next 12-18 months, we expect that this expansion will require us to invest approximately $2.0 million to $3.0 million related to technical development, most of which we estimate will be capitalized and amortized over the estimated economic life. We also estimate that our operating losses from the money transfer and bill payment business will total approximately $0.3 million to $0.4 million per quarter for at least the next two or three quarters. These losses may increase further as we begin expanding the money transfer and bill payment products internationally.

TelecommUSA’s money transfer business is consistent with our core business of transaction processing and has over 350 sending locations in the U.S. to facilitate consumer remittances to approximately 13,000 distribution outlets in Latin America. TelecommUSA also offers bill payment services to approximately 5,000 U.S. billers. The patented, card-based system allows retailers to accept cash at a designated POS location and transfer it to any of the 13,000 money transfer locations connected to the system. The system is fast and easy to use for both retailers and consumers and is designed to verify transactions in compliance with all state and federal regulations, such as the Office of Foreign Assets Control (OFAC), Bank Secrecy Act (BSA), Financial Crimes Enforcement Network (FINCEN) and Patriot Act regulations. Transfers can be picked up in cash, deposited to a bank account, or loaded to a stored value card.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ITEMS

The following table summarizes our contractual obligations as of June 30, 2005:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest	$201,017	$3,222	$19,120	$4,550	$174,125
Estimated potential acquisition obligations	20,900	13,800	7,100	—	—
Capital leases	23,502	6,459	10,000	4,940	2,103
Operating leases	17,237	4,548	7,906	4,508	275
Short-term obligations	5,377	5,377	—	—	—
Purchase obligations	14,287	6,461	5,245	1,685	896

Total	$282,320	$39,867	$49,371	$15,683	$177,399

Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity.

We regularly grant guarantees of the obligations of our wholly-owned subsidiaries. As of June 30, 2005, there were no material changes from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in the potential value of our outstanding guarantees.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations have not changed materially from those disclosed in our Annual Report on Form 10-K, other than the following:

•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of those states.

To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of June 30, 2005.

BALANCE SHEET ITEMS

Cash and cash equivalents

Cash and cash equivalents decreased to $50.3 million at June 30, 2005 from $124.2 million at December 31, 2004. See the Unaudited Consolidated Statements of Cash Flows for a detailed reconciliation of the Company’s sources and uses of cash for the first half of 2005.

Restricted cash

Restricted cash increased to $80.2 million at June 30, 2005 from $69.3 million at December 31, 2004, and primarily represents $70.7 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment companies on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remaining balances of restricted cash represent primarily ATM deposits and collateral on bank guarantees. The increase from December 31, 2004 is primarily related to the timing of the settlement process at our e-pay subsidiaries in the U.K. and Australia.

Inventory – PINs and other

Inventory – PINs and other increased to $29.4 million at June 30, 2005 from $18.9 million at December 31, 2004. Inventory – PINs and other includes prepaid personal identification number (PIN) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S. and Poland, and to a lesser extent, the U.K. and Germany. Inventory – PINs and other also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The increase from December 31, 2004 is due to the accelerated growth of Prepaid Processing in the U.S. and Poland and timing of opportunistic bulk PIN purchases.

Trade accounts receivable, net

Net trade accounts receivables increased to $113.8 million at June 30, 2005 from $110.3 million at December 31, 2004. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. The slight growth over the prior year is due to acquisitions during the first half of 2005, mostly offset by a decrease related to the timing of the settlement process at our e-pay subsidiary in the U.K.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased to $24.1 million as of June 30, 2005 from $13.2 million as of December 31, 2004. The largest component of this balance is amounts recorded for our net Value Added Tax (VAT) receivable related to certain European subsidiaries. The balance of net VAT receivable as of June 30, 2005 was $15.7 million, compared to $7.0 million as of December 31, 2004. This increase of $8.7 million was primarily a result of the acquisition of Telerecarga during the first half of 2005. The remaining increase of $2.2 million is due to overall increases in operational levels and the timing of payments such as insurance, deposits and other prepaid items. In July 2005, we received a VAT refund of approximately $5.8 million.

Property and equipment, net

Net property and equipment increased to $41.3 million as of June 30, 2005 from $39.9 million at December 31, 2004. Of this increase, approximately $2.4 million is due to acquisitions during the first half of 2005. The remaining decrease is due to depreciation and amortization expense recorded and the impact of fluctuations in exchange rates relative to the U.S. dollar during the first half of 2005 exceeding other additions to property and equipment.

Goodwill and intangible assets

Net intangible assets and goodwill increased to $297.3 million at June 30, 2005 from $212.6 million at December 31, 2004 due to acquisitions during the first half of 2005. Additionally, the final independent appraisal of the Transact purchase price allocation resulted in an increase to the amount recorded for amortizable intangible assets of $1.8 million and a decrease to goodwill of $1.1 million, after the impact of deferred income taxes. Amortization of intangible assets for the first half 2005 was $2.8 million. The following table summarizes the activity for the first half of 2005:

(in thousands)	Amortizable Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Increases (decreases):
Acquisition of Telerecarga	11,351	42,136	53,487
Other acquisitions	7,931	33,727	41,658
Adjustment to Transact	1,789	(1,025)	764
Amortization	(2,834)	—	(2,834)
Other (primarily changes in foreign currency exchange rates)	(2,264)	(6,136)	(8,400)

Balance as of June 30, 2005	$44,903	$252,370	$297,273

Deferred tax assets

Current and non-current deferred tax assets totaled $11.0 million and $10.1 million as of June 30, 2005 and December 31, 2004, respectively. The increase in these balances as of June 30, 2005 is due to the recognition of deferred tax assets generated during the first half of 2005.

Other assets

Other assets decreased to $9.9 million at June 30, 2005 from $12.7 million at December 31, 2004 primarily due to the Company exercising the option to purchase an additional 41% interest in ATX. As of December 31, 2004, we used the “cost method” of accounting for our 10% interest in ATX of $2.9 million. With our increase in ownership from 10% to 51%, we are now required to consolidate ATX’s financial position and results of operations, whereas, other assets formerly included our minority investment in ATX.

Accounts payable

Accounts payable increased to $189.7 million at June 30, 2005 from $155.1 million at December 31, 2004. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. A majority of the increase of $34.6 million is due to the acquisition of Telerecarga, which has $41.2 million in accounts payable as of June 30, 2005. Also, as discussed under “Inventory – PINs and other” above, our prepaid processing subsidiary in the U.S. completed an opportunistic bulk PIN purchase, offset by decreases in accounts payable in our prepaid business related to the timing of the settlement process, primarily at our e-pay subsidiary in the U.K.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities decreased to $57.2 million at June 30, 2005 from $107.6 million at December 31, 2004. This $50.4 million decrease is primarily due to the settlement of the $39.1 million and $13.0 million purchase price liabilities for the Transact earn-out and Movilcarga acquisition, respectively, that were accrued as of December 31, 2004. Additionally, there was an $8.9 million decrease in accrued liabilities recorded in our Prepaid Processing Segment related to the timing of the settlement and invoicing process. These decreases were partially offset by $8.3 million in accrued expenses and other current liabilities as of June 30, 2005 related to companies acquired during the first half of 2005 and $3.7 million in liabilities recorded related to accounts receivable financed with recourse, discussed in Note 2 – Significant Accounting Policies and Practices. The remaining decrease of $1.4 million is due to the timing of recognition and payment of various accrued expenses and other current liabilities across all of our operations.

Deferred revenue

Deferred revenue decreased to $7.1 million as of June 30, 2005 from $9.9 million as of December 31, 2004 due to difference in timing of cash receipts and revenue recognition for certain contracts, primarily for ATM outsourcing in India and software installation in the Software Solutions Segment.

Debt obligations and capital leases

As of June 30, 2005, total indebtedness increased to $178.7 million from $166.2 million as of December 31, 2004. A summary of the activity in our debt obligations for the first half of 2005 is as follows:

(in thousands)	Short-Term Obligations	Lines of Credit	Capital Leases	1.625% Convertible Debentures Due Dec. 2024	Total
Balance at December 31, 2004	$4,862	$—	$21,297	$140,000	$166,159
Indebtedness incurred	1,013	14,570	2,656	—	18,239
Repayments	(518)	—	(3,674)	—	(4,192)
Interest accrued	—	—	913	—	913
Foreign exchange gain	(282)	—	(2,157)	—	(2,439)

Balance at June 30, 2005	5,075	14,570	19,035	140,000	178,680

Less - current maturities	(5,075)	—	(4,948)	—	(10,023)

Long-term obligations at June 30, 2005	$—	$14,570	$14,087	$140,000	$168,657

Deferred income tax liabilities

Current and non-current deferred tax liabilities totaled $28.7 million and $19.4 million as of June 30, 2005 and December 31, 2004, respectively. The increase of $9.3 million was partially due to $6.9 million of additions to deferred tax liabilities in connection with the Company’s first half 2005 acquisitions of Dynamic Telecom, Telerecarga, ATX, TelecommUSA and Europlanet. Additionally, we recorded an increase of $0.7 million related to an adjustment to the value of Transact’s amortizable intangible assets and the recognition of other deferred tax liabilities generated during the first half of 2005. These increases were reduced by amortization of all acquisition-related deferred taxes of approximately $0.6 million during the first half of 2005.

Total stockholders’ equity

Total stockholders’ equity increased to $184.6 million at June 30, 2005 from $141.9 million at December 31, 2004. This $42.7 million increase is primarily the result of:

•	$8.7 million in net income for the first half of 2005;

•	$34.2 million in shares issued for acquisitions;

•	$5.4 million in proceeds from the exercise of options, warrants and employee stock purchases; and

•	offset by $5.6 million increase in accumulated other comprehensive loss.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

•	technological and business developments in the local card, electronic and mobile banking, mobile phone and money transfer markets affecting transaction and other fees that we are able to charge for our services;

•	foreign currency exchange fluctuations;

•	competition from bank-owned ATM networks, outsource providers of ATM services, software providers and providers of outsourced mobile phone prepaid services;

•	our relationships with our major customers, money transfer distributors, sponsor banks in various markets and international card organizations, including the risk of contract terminations with major customers; and

•	changes in laws and regulations affecting our business.

These risks and other risks are more fully described below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the second quarter 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The proposed changes include, among other things: 1) recording contingent liabilities (including earn-out obligations) at estimated value at the acquisition date, with subsequent adjustments being recorded in net income, rather than as an adjustment to goodwill, and 2) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. If adopted, the changes would be effective for Euronet for acquisitions on or after January 1, 2007.

Also during the second quarter 2005, the FASB issued an exposure draft that would amend SFAS No. 109, Accounting for Income Taxes. The new Standard would require that the sustainability of tax positions achieve a “probable” level before being recorded as a reduction to income tax expense, similar to the assessment of contingent liabilities prescribed in SFAS No. 5, Accounting for Contingencies. If adopted, the changes would be effective for Euronet for the year ended December 31, 2005.

We have not yet completed our analysis of the estimated impact that the adoption of the above potential accounting pronouncements would have on our financial position and results from operations, however, the impacts may be significant.

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

We have a substantial amount of indebtedness. As of June 30, 2005, our total liabilities were $478.6 million and our total assets were $663.3 million. In addition, we may have to pay approximately $20.9 million during the years 2005 through 2008 as deferred consideration in connection with the CPI, Movilcarga, Telerecarga Dynamic Telecom and Europlanet acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy any payment obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain.

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

Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile phone airtime services; and (iv) our money transfer and bill payment services.

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

We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific and we currently offer money transfer services from the U.S. to Latin America and bill payment services within the U.S. We plan to expand these services in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers. This expansion will depend on various factors, including the following:

•	the ability to negotiate new agreements in these markets with mobile phone operators, banks and retailers;

•	the continuation of the trend of increased use of electronic prepaid airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users; and

•	the availability of financing for the expansion.

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

In the U.S. and certain other countries, patent protection legislation permits the protection of processes. We employ certain processes in various markets. that have been used in the industry by other parties for many years, and which we and other companies using the same or similar processes consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes employed in the prepaid processing industry in the U.S. and elsewhere. The question whether a process is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes we use, we would be required to defend ourselves against such claim and if unsuccessful, would be required to either modify our processes or pay license fees for the use of such processes. This could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.

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

Our operating results in the money transfer business depend in part on continued worker immigration patterns, our ability to expand our share of the existing electronic market and expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (OFAC), Bank Secrecy Act (BSA), Financial Crimes Enforcement Network (FINCEN) and Patriot Act regulations. Changes in state, federal or foreign laws and regulations could impact the money transfer industry and make it more difficult for our customers to initiate money transfers.

Our money transfer business primarily focuses on customers who immigrate to the U.S. from Latin American countries in search of employment and then send a portion of their earnings to family members in Latin America. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN and the Patriot Act will be important to our success in achieving growth and an inability to do this could have an adverse impact on our revenue and earnings. Changes in federal policies toward immigration may have an negative affect on immigration in the U.S., which could also have an adverse impact on our money transfer revenues.

Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. To achieve this expansion, we plan to initially focus on growth in the U.S. and Latin America market by increasing our sending locations in existing states and then expanding into other states by leveraging our prepaid processing terminal base. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop. If we are unable to successfully to apply the money transfer product to our existing terminal base or obtain the necessary licensing and other regulatory approvals, we may not realize expected results.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to satisfy market demand. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve expected growth in revenues and earnings.

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

EFT Processing Segment – Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs offer ATM network and outsourcing services that compete with us in various markets. None of these competitors have dominant market share. Competitive factors in our EFT Processing Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.

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

Prepaid Processing Segment – We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies.

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

Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors, including First Data Corporation, Global Payments, Moneygram, Vigo and others who are larger than we are have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services.

Software Solutions Segment – We are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specific target customers consisting of financial institutions that operate their back office systems with the IBM iSeries.

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

We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Spain, Greece, Croatia, India, Serbia, Egypt and Indonesia and have operations in other countries in Central Europe, the Middle East and Asia. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

For example, currently there are no limitations on the repatriation of profits from any of the countries in which we have subsidiaries (although U.S. tax laws discourage repatriation), but foreign currency exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us.

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

We conduct business in many international markets with complex and evolving tax rules, including value added tax rules, which subjects us to international tax compliance risks.

While we obtain advice from legal and tax advisors, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (VAT), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services. We obtain legal, tax and regulatory advice as necessary to ensure compliance with tax and regulatory matters.

Because we are a public company, we will continue to incur costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and we are exposed to future risks of non-compliance with these regulations.

We have recently completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2004, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations and there can be no assurance that we will continue to be able to comply with these regulations.

Because we are an international company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, complying with local legal and regulatory requirements. Because we operate financial transaction processing networks that offer new products and services to customers, the laws and regulations in the markets in which operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control regulations, data protection, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

Because we derive our revenue from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.

We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, euro and British pounds. While a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars, most of our revenues are denominated in other currencies. The U.S. dollar has recently strengthened significantly against these currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Further increases in the value of the dollar would have an adverse effect on our results.

Our consumer money transfer operations subject us to foreign currency exchange risks as our customers deposit U.S. dollars at our retail locations in the U.S. and we typically deliver funds denominated in the home country currencies to beneficiaries in Mexico and other Latin American countries.

Our directors and officers, together with the entities with which they are associated, owned about 13% of our Common Stock as of June 30, 2005, giving them significant control over decisions related to our Company.

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

If a substantial amount of our Common Stock were sold in the public market, or even targeted for sale, this could have a material adverse effect on the market price of our Common Stock and our ability to sell Common Stock in the future. As of June 30, 2005, we had approximately 35 million shares of Common Stock outstanding, of which approximately 8.1 million shares (including the shares we issued in the Transact acquisition, the Fletcher financing, and the Precept, CPI, Dynamic Telecom, ATX and TelecommUSA acquisitions), or about 23%, cannot currently be traded on the public market without compliance with Rule 144. About 4.4 million of these shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144 of the general rules and regulations of the Commission. Rule 144 limits the number of shares that affiliates can publicly sell during each 90-day period. However, over the course of time, these 8.1 million shares have the potential to be freely publicly traded, perhaps in large blocks. Moreover, we have filed registration statements to permit the resale of a substantial portion of such shares, which would permit them to sell shares at any time without regard to the Rule 144 limitations.

An additional 9.7 million shares of Common Stock could be added to the total outstanding Common Stock through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. This could dilute the ownership percentage of current stockholders. Also, once they are outstanding, these shares of Common Stock could be traded in the future and result in a material decrease in the market price of our Common Stock.

As of June 30, 2005, we had an aggregate of 4.3 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 2.1 million options are currently vested, which means they can be exercised at any time. Approximately 0.4 million additional shares of our Common Stock are issuable in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.8 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of EPS, Melfur and Dynamic Telecom under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. Another 4.2 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued during December 2004. Accordingly, approximately 9.7 million shares (based on current prices and estimated earn-out payments) could potentially be added to the total current outstanding Common Stock through the exercise of options or the issuance of additional shares, and thereby dilute the ownership percentage of the current owners. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (more shares could be issuable if our share price declines), which could increase dilution and reduce earnings per share. The indenture will not contain anti-dilution adjustments for such issuances.

Of the 4.3 million total options outstanding, an aggregate of 1.3 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. For the remainder of the options and the shares issuable as earn-outs described above, the Common Stock issued on their exercise or conversion would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

In January 2005, we made matching contributions of 10,273 shares of stock in conjunction with our 401(k) employee benefits plan for the plan year 2004. Under the terms of this plan, employer-matching contributions consist of two parts, referred to as “basic” and “discretionary.” The basic matching contribution is equal to 50% of eligible employee elective salary deferrals between 4% and 6% of participating employee salaries for the plan year. The discretionary matching contribution is determined by our Board of Directors for a plan year and is allocated in proportion to employee elective deferrals. As of June 30, 2005, total employer matching contributions since inception of the plan have consisted of 91,966 shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange rate risk

For the first half of 2005, 80% of our revenues were generated in Poland, Hungary, Australia, the U.K., India or various euro-denominated countries compared to 79% for the first half of 2004. This slight increase is due to the fourth quarter 2004 and first quarter 2005 acquisitions in Spain, where revenues are denominated in the euro. Substantially all of our revenues in these countries are denominated in the respective local currency; however, in countries such as Poland and Hungary, a significant portion of our revenues are also linked to either inflation or a retail price index.

We estimate that a 10% depreciation in foreign currency exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $1.4 million decrease and that a 10% appreciation in foreign currency exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $1.4 million increase. This effect was estimated by segregating revenues, expenses and working capital by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Indian rupee and euro and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

We are also exposed to foreign currency exchange rate risk in the money transfer service that was launched during the second quarter 2005. This portion of our business is currently insignificant, however, we expect that it will grow rapidly. A majority of this business involves different send and receive currencies, in which we receive a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.

Interest rate risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. Currently, we do not hold any derivative instruments.

As of June 30, 2005, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $178.7 million, approximately 78% relates to our $140 million Convertible Debentures that accrue interest at a rate of 1.625% per annum. The remainder relates to capitalized leases with fixed payment and interest terms that expire between 2005 and 2011 and borrowings under the $50 million revolving credit facilities. Should we borrow the full amount available under these facilities and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of $0.5 million.

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

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the first half of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2005, we issued 215,644 shares of Euronet Common Stock, valued at $5.6 million, to a shareholder of ATX Software, Ltd. (“ATX”) in consideration of the exercise of our option to purchase an additional 41% of the share capital of ATX from the shareholders of ATX. The shareholder to whom we issued these shares is a non-U.S. citizen and non-resident, and the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Regulation S of the Act. This transaction is described more fully in Note 4 to the Unaudited Consolidated Financial Statements.

In May 2005, we issued 104,829 shares of Euronet Common Stock, valued at $3.1 million, to the former shareholders of TelecommUSA as a portion of the consideration for all the share capital of TelecommUSA. Based upon representations from the former shareholders of TelecommUSA that they were “accredited investors” as contemplated by Regulation D under the Act, the issuance of Euronet Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. However, in accordance with our obligations under the TelecommUSA purchase agreement, we plan to file a registration statement with the SEC during the third quarter 2005 to enable the public resale of the Euronet Stock received by the former shareholders of TelecommUSA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting on May 18, 2005, the shareholders of the Company’s Common Stock, par value $0.02 per share voted to renew the terms of two directors, as follows:

Director	Voted in Favor	Withheld
Dr. Andrzej Olechowski	29,681,209	23,366
Eriberto Scocimara	28,326,625	1,377,950

The terms of office of Michael J. Brown, Daniel R. Henry, Thomas A. McDonnell, M. Jeannine Strandjord, Paul S. Althasen and Andrew B. Schmitt continued after the meeting for the periods indicated in the proxy materials filed for the annual meeting.

ITEM 6. EXHIBITS

a) Exhibits

The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2005

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

Exhibit Index

Exhibit	Description
2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between Euronet Worldwide, Inc. and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among Euronet Worldwide, Inc., Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of Transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of Transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.7	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

4.10	Specimen 1.625% Convertible Senior Debenture due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on January 26, 2005 and incorporated by reference herein)

10.1	Agreement, dated November 20, 2003, between Euronet Worldwide, Inc. and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.5	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and James P. Jerome, Executive Vice President (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.6	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.7	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.8	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.9	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.10	Restricted Share Award Agreements between Euronet Worldwide, Inc. and Michael J. Brown, Daniel R. Henry, Rick L. Weller and Jeffrey B. Newman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein)

10.11	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.12	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.13	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004)

10.14	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.15	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle-East and Africa (EMEA) (filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein)

10.16	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2004)

10.17	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on November 9, 2004)

10.18	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005)

10.19	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated April 12, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.20	Revision to Service Agreement between Euronet Worldwide, Inc. and Paul Althasen, dated April 12, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.21	Amendment No. 1 and Limited Waiver to $10,000,000 U.S. Credit Agreement dated December 14, 2004

10.22	Amendment No. 1 and Limited Waiver to $30,000,000 GBP/Euro Credit Agreement dated December 14, 2004

10.23	Amendment No. 2 to $10,000,000 U.S. Credit Agreement dated March 14, 2005

10.24	Amendment No. 2 to $30,000,000 GBP/Euro Credit Agreement dated March 14, 2005

10.25	Amendment No. 3 to $10,000,000 U.S. Credit Agreement dated May 25, 2005

10.26	Amendment No. 3 to $30,000,000 GBP/Euro Credit Agreement dated May 25, 2005

10.27	Amendment No. 4 to $10,000,000 U.S. Credit Agreement dated June 8, 2005

10.28	Amendment No. 4 to $30,000,000 GBP/Euro Credit Agreement dated June 8, 2005

10.29	Amendment No. 5 to $30,000,000 GBP/Euro Credit Agreement dated June 16, 2005

10.30	Amended and Restated Revolving Note, $40,000,000 dated June 16, 2005

31.1	Section 302 – Certification of Chief Executive Officer

31.2	Section 302 – Certification of Chief Financial Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer