Form 10-Q
period 2005-09-30
EURONET WORLDWIDE INC
filed 2005-11-03
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2806888 (I.R.S. employer identification no.)
4601 COLLEGE BOULEVARD, SUITE 300
LEAWOOD, KANSAS 66211
(Address of principal executive offices)
(913) 327-4200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 28, 2005 was 35,623,615 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$52,798	$124,198
Restricted cash	70,335	69,300
Inventory — PINs and other	25,127	18,949
Trade accounts receivable, net of allowances for doubtful accounts of $1,670 at September 30, 2005 and $1,373 at December 31, 2004	130,047	110,306
Earnings in excess of billings	7,504	7,206
Deferred income taxes, net	2,805	1,637
Prepaid expenses and other current assets	19,846	13,170

Total current assets	308,462	344,766
Property and equipment, net of accumulated depreciation of $64,733 at September 30, 2005 and $61,384 at December 31, 2004	41,734	39,907
Goodwill	251,505	183,668
Acquired intangible assets, net of accumulated amortization of $10,110 at September 30, 2005 and $5,363 at December 31, 2004	44,020	28,930
Deferred income taxes	8,230	8,494
Other assets, net of accumulated amortization of $7,014 at September 30, 2005 and $5,430 at December 31, 2004	10,390	12,710

Total assets	$664,341	$618,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$179,718	$155,079
Accrued expenses and other current liabilities	70,564	107,580
Current installments on obligations under capital leases	5,037	4,403
Short-term obligations	5,686	4,862
Income taxes payable	8,864	9,446
Deferred income taxes	4,386	1,864
Deferred revenue	6,730	9,949

Total current liabilities	280,985	293,183
Debt obligations	140,000	140,000
Obligations under capital leases, excluding current installments	13,276	16,894
Deferred income taxes	24,994	17,520
Other long-term liabilities	1,385	3,093
Minority interest	7,405	5,871

Total liabilities	468,045	476,561

Stockholders’ equity:
Common stock, $0.02 par value; 60,000,000 shares authorized; 35,562,518 and 33,126,038 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	711	663
Additional paid-in-capital	276,996	235,559
Treasury stock	(149)	(149)
Employee loans for stock	(47)	(47)
Subscriptions receivable	—	(180)
Accumulated deficit	(80,541)	(99,444)
Restricted reserve	787	774
Accumulated other comprehensive income (loss)	(1,461)	4,738

Total stockholders’ equity	196,296	141,914

Total liabilities and stockholders’ equity	$664,341	$618,475

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
EFT Processing Segment	$26,315	$20,930	$76,245	$53,872
Prepaid Processing Segment	107,669	75,359	299,530	203,912
Software Solutions Segment	3,406	3,635	11,066	10,217

Total revenues	137,390	99,924	386,841	268,001

Operating expenses:
Direct operating costs	95,779	69,192	270,308	186,338
Salaries and benefits	13,831	10,810	39,504	30,295
Selling, general and administrative	8,163	5,733	22,498	16,313
Depreciation and amortization	5,773	4,215	16,443	11,202

Total operating expenses	123,546	89,950	348,753	244,148

Operating income	13,844	9,974	38,088	23,853

Other income (expenses):
Interest income	1,013	864	3,325	2,050
Interest expense	(1,695)	(1,769)	(4,900)	(5,277)
Income from unconsolidated affiliates	254	164	906	268
Loss on early retirement of debt	—	(32)	—	(126)
Foreign currency exchange gain (loss), net	854	419	(6,703)	912

Total other income (expense)	426	(354)	(7,372)	(2,173)

Income before income taxes and minority interest	14,270	9,620	30,716	21,680
Income tax expense	(3,929)	(3,657)	(11,230)	(8,051)
Minority interest	(182)	—	(583)	—

Net income	10,159	5,963	18,903	13,629
Translation adjustment, net	(617)	521	(6,199)	588

Comprehensive income	$9,542	$6,484	$12,704	$14,217

Net income per share — basic:
Net income per share	$0.29	$0.19	$0.54	$0.44

Basic weighted average shares outstanding	35,404,949	31,623,233	34,806,093	30,903,488

Net income per share — diluted (see Note 3):
Net income per share	$0.26	$0.17	$0.51	$0.40

Diluted weighted average shares outstanding	42,006,633	34,698,436	37,150,939	34,018,812

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Net income	$18,903	$13,629

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,443	11,202
Unrealized foreign currency exchange (gain) loss	4,207	(388)
Gain on disposal of property and equipment	(143)	(71)
Deferred income tax expense (benefit)	656	(662)
Income assigned to minority interest	583	—
Income from unconsolidated affiliates	(906)	(268)
Accretion of discount on notes payable	—	151
Amortization of debt obligations issuance expense	1,005	59

Changes in working capital, net of amounts acquired:
Increase in income taxes payable, net	1,350	3,929
Decrease (increase) in restricted cash	(7,181)	630
Increase in inventory	(6,867)	(10,131)
Increase in trade accounts receivable	(27,310)	(5,450)
Increase in earnings in excess of billings and other accrued income	(726)	(4,703)
Decrease (increase) in prepaid expenses and other current assets	(8,701)	6,827
Increase in trade accounts payable	40,555	7,831
Decrease (increase) in deferred revenue	(4,786)	2,269
Increase in accrued expenses and other liabilities	12,067	7,580
Other, net	478	2,169

Net cash provided by operating activities	39,627	34,603

Cash flows from investing activities:
Acquisitions, net of cash acquired	(99,343)	(3,684)
Proceeds from sale of fixed assets	389	142
Fixed asset purchases	(11,445)	(6,047)
Purchase of other long term assets	(1,369)	(1,970)

Net cash used in investing activities	(111,768)	(11,559)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	7,459	5,495
Repayment of notes payable and credit facilities	—	(15,790)
Repayment of obligations under capital leases	(3,983)	(4,406)
Proceeds from borrowings	—	9,473
Other, net	138	(309)

Net cash provided by (used in) financing activities	3,614	(5,537)

Effect of foreign currency exchange differences on cash	(2,873)	140

Net increase (decrease) in cash and cash equivalents	(71,400)	17,647
Cash and cash equivalents at beginning of period	124,198	19,245

Cash and cash equivalents at end of period	$52,798	$36,892

Interest paid during the period	$3,314	$4,615
Income taxes paid during the period	10,183	2,980
See accompanying notes to the unaudited consolidated financial statements.
See Note 4 for details of significant non-cash transactions.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Basis of Presentation
The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and Subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company at September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine- month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Accounts receivable financed with recourse
Beginning in 2005, the Company’s Prepaid Processing Segment subsidiaries in Spain entered into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried in each of trade accounts receivable and accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheet. As of September 30, 2005 the amount recorded under these arrangements was $6.2 million.
Revenue recognition – money transfer services
During the second quarter 2005, with the acquisition of TelecommUSA (See Note 4 – Acquisitions), Euronet entered the international money transfer business. Revenue is earned through the charging of a transaction fee, in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. The Company has origination and distribution agents in place, which each earn a fee for the respective service and is reflected as direct operating costs. Revenue for money transfer services, and the associated direct operating cost, is recognized at the time the transaction is processed.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$10,159	$5,963	$18,903	$13,629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,345)	(1,112)	(4,777)	(3,158)

Pro forma net income	$8,814	$4,851	$14,126	$10,471

Earnings per share:
Basic — as reported	$0.29	$0.19	$0.54	$0.44
Basic — pro forma	$0.25	$0.15	$0.41	$0.34
Diluted — as reported	$0.26	$0.17	$0.51	$0.40
Diluted — pro forma	$0.23	$0.14	$0.38	$0.31
Due to Euronet’s U.S. corporate income tax position, the Company currently provides a valuation allowance over its entire U.S. net deferred tax position. Therefore, no tax benefits have been attributed to stock-based compensation expense in the above table because management has determined that it is more likely than not that such benefit would not be realized.
For a description of other major accounting policies of the Company, see Note 3 to the Audited Consolidated Financial Statements as of and for the year ended December 31, 2004, set forth in the Company’s Form 10-K.
Recently issued or proposed accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of the original SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests (“requisite service period”). SFAS No. 123R permits prospective application or retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. After amendment of the compliance date by the Securities and Exchange Commission during April 2005, the Company is required to adopt the provisions of SFAS No. 123R on or before January 1, 2006.
The Company has not yet determined the method of adoption for the requirements of SFAS No. 123R. The estimated impact on salaries and benefits expense for 2006 is expected to be an increase of approximately $4 million to $6 million for awards outstanding. There will be no impact on the Company’s overall financial position. Management expects to continue using the Black Scholes pricing model for the determination of fair value for future stock option grants, while the amount of future compensation expense related to awards of performance-based restricted shares will be based on the share price at the grant date. Share-based compensation expense will be recognized on a “straight-line” basis over the requisite service period.
(3) NET INCOME PER SHARE
Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflect the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution upon the assumed conversion of the Company’s contingent convertible debentures and common stock equivalents, which consist of stock options and warrants outstanding. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	35,404,949	31,623,233	34,806,093	30,903,488
Additional shares from assumed conversion of warrants	—	201,250	—	202,616
Additional shares from assumed conversion of convertible debentures	4,162,950	—	—	—
Incremental shares from assumed conversion of stock options	2,438,734	2,873,953	2,344,846	2,912,708

Potentially diluted weighted average shares outstanding	42,006,633	34,698,436	37,150,939	34,018,812

Earnings add-back on convertible debentures (in thousands)	$797	$—	$—	$—
The table includes options with strike prices below the average fair market value of Euronet common shares during the period. For the three and nine month periods ended September 30, 2005, the average market price of Euronet common shares exceeded the exercise price of all options outstanding.
In December 2004, the Company issued convertible senior debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. The debentures are convertible into 4.2 million shares of Common Stock, subject to adjustment. As required by Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the dilutive impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. For the three months ended September 30, 2005, the assumed conversion of the debentures under the if-converted method was dilutive and, accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding. For the nine months ended September 30, 2005, the assumed conversion of the debentures under the if-converted method was not dilutive and, accordingly, the impact has been excluded from the above computation of potentially diluted weighted average shares outstanding.
(4) ACQUISITIONS
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For certain large or unique acquisitions management engaged an appraiser to assist in the valuation.
2005 Acquisitions:
During the nine months ended September 30, 2005, the Company completed five acquisitions for an aggregate purchase price of $91.6 million. The Company’s allocation of the purchase prices to the fair values of acquired tangible and intangible assets remains preliminary while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$1,460	$1,460
Property & equipment	various	1,415	959	2,374
Customer relationships	8 years	10,295	5,647	15,942
Software	5 years	655	900	1,555
Patents	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Goodwill	Indefinite	42,225	33,555	75,780

Assets acquired		54,991	44,220	99,211

Current liabilities		—	(563)	(563)
Deferred income tax		(3,973)	(3,065)	(7,038)

Net assets acquired		$51,018	$40,592	$91,610

Acquisition of Telerecarga S.L.
In March 2005, Euronet purchased 100% of the assets of Telerecarga S.L. (“Telerecarga”), a Spanish company that distributes prepaid wireless airtime and other prepaid products via point-of-sale (“POS”) terminals throughout Spain. The purchase price of €38.1 million (approximately $51.0 million) was settled through the assumption of €25.4 million (approximately $34.0 million) in liabilities and cash payments of €12.8 million (approximately $17.0 million).
Other acquisitions
During the nine months ended September 30, 2005, Euronet completed four other acquisitions described below for a total purchase price of $40.6 million, consisting of $18.1 million in cash, 754,589 shares of Euronet Common Stock, valued at $19.5 million, and $0.1 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.
•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA provides money transfer services, primarily between consumers in the U.S. and Latin America, and bill payment services within the U.S.

•	In April 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased an additional 30% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 66%. Europlanet is a debit card processor that owns, operates and manages a network of automated teller machines (ATMs) and POS terminals. Euronet’s $0.2 million share of dividends declared prior to acquiring the additional 30% ownership share of Europlanet was recognized as income from unconsolidated affiliates during the second quarter 2005. With the increase in ownership from 36% to 66%, Euronet is now required to consolidate Europlanet’s financial position and results of operations.

•	In March 2005, Payspot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. As described below under “2004 Acquisitions,” Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during the first quarter 2005. With the increase in ownership from 10% to 51%, Euronet is now required to consolidate ATX’s financial position and results of operations.
In connection with these four other acquisitions, cash and/or Euronet Common Stock have been placed in escrow as security with respect to potential indemnification claims. There are additional contingent payments to be calculated based on certain performance criteria as specified in the purchase agreements. As of September 30, 2005, the Company estimates that these payments will total approximately $5 million to $7 million. When determined beyond a reasonable doubt, additional payments will be recorded as goodwill. The Company must settle a portion of these contingent payments in Euronet Common Stock. Other contingent payments may be settled in cash or Euronet Common Stock, at the Company’s option. As of September 30, 2005, 41,310 shares and $3.5 million in cash remain in escrow related to 2005 acquisitions.
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

	Estimated		Other
(in thousands)	Life	Movilcarga	Acquisitions	Total
Current assets		$—	$10,902	$10,902
Property & equipment	various	453	554	1,007
Customer relationships	8 years	4,836	4,488	9,324
Software	5 years	—	199	199
Tradename	2 years	64	—	64
Non-compete agreements	5 years	21	—	21
Goodwill	Indefinite	25,785	23,204	48,989

Assets acquired		31,159	39,347	70,506

Current liabilities		—	(10,544)	(10,544)
Deferred income tax		(1,722)	(1,798)	(3,520)
Minority interest		(5,813)	—	(5,813)

Net assets acquired		$23,624	$27,005	$50,629

Acquisition of Movilcarga
In November 2004, Euronet indirectly acquired certain prepaid mobile phone top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company (the “Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga Assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.3 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004; therefore, €10.0 million (approximately $13.0 million) was recorded as a purchase price payable, and included in the asset allocation, as of December 31, 2004. The purchase price also included $0.3 million in transaction costs. Additional payments may be due during the first quarters of 2007 and 2008, subject to the fulfillment of certain financial conditions. The Company estimates that based on information from Meflur, these additional payments will total approximately €7.0 million to €10.0 million (approximately $8.5 million to $12.1 million). The additional payments may be made, at the option of Euronet, in either cash or a combination of cash and Euronet Common Stock. Goodwill will be increased by the amount of additional consideration, if any, when determined beyond a reasonable doubt.
Other acquisitions
During 2004, Euronet completed the three other acquisitions described below for a total purchase price of $27.0 million, consisting of $5.1 million in cash, 917,007 shares of Euronet Common Stock, valued at $17.9 million, and issued notes payable of $4.0 million. The notes payable were repaid during 2004.
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
In connection with these three other acquisitions, Euronet Common Stock has been placed in escrow as security with respect to potential indemnification claims and/or the achievement of certain performance criteria to be satisfied. Subject to certain performance criteria, there is a potential earn-out payment payable in Euronet Common Stock to the seller of EPS, currently estimated to be approximately $0.8 million. When determined beyond a reasonable doubt, this payment will be recorded as goodwill. These contingent payments may be settled in cash or Euronet Common Stock. As of September 30, 2005, 87,668 shares remain in escrow related to 2004 acquisitions.
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
Pro forma results:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three and nine months ended September 30, 2005 and 2004, as if the acquisitions described above had occurred January 1, 2004. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the unaudited pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three Months		Pro Forma for the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenues	$137,390	$116,464	$396,615	$316,598
Operating income	$13,844	$12,762	$38,969	$30,708
Net income	$10,159	$7,519	$19,160	$17,386

Per share data:
Net Income per share-basic	$0.29	$0.23	$0.55	$0.55
Net Income per share-diluted	$0.26	$0.21	$0.51	$0.50
(5) GOODWILL AND INTANGIBLE ASSETS
Intangible assets are carried at amortized cost, and goodwill, which is not amortized, is carried at cost. Intangible assets and goodwill are evaluated for impairment annually or more frequently if there is an indication of impairment. As disclosed in Note 4 – Acquisitions, additions during the nine months ended September 30, 2005 include $19.6 million assigned to acquired amortizable intangible assets and $75.8 million assigned to goodwill. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of intangible assets and goodwill activity for the nine months ended September 30, 2005, is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Increases (decreases):
Acquisition of Telerecarga	11,351	42,225	53,576
Other acquisitions	8,251	33,555	41,806
Adjustment to Transact	1,789	(1,025)	764
Adjustment to Movilcarga	568	(338)	230
Amortization	(4,599)	—	(4,599)
Other (primarily changes in foreign currency exchange rates)	(2,270)	(6,580)	(8,850)

Balance as of September 30, 2005	$44,020	$251,505	$295,525

The additions above include adjustments to the purchase price allocations of the Company’s previous acquisitions. The purchase price allocations for Transact and Movilcarga, Prepaid Processing Segment subsidiaries based in Germany and Spain, respectively, were adjusted during 2005 based on finalization of independent appraisals. The appraisal for Transact was finalized during the first quarter 2005 and resulted in a $1.8 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The appraisal for Movilcarga was finalized during the third quarter 2005 and resulted in a $0.6 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The related deferred income tax liability increased by $0.8 million for Transact and $0.2 million for Movilcarga, which also had the impact of increasing goodwill related to these subsidiaries. The impact of these reclassifications on the Company’s net income is an increase to amortization expense, net of the related income tax and minority interest effects, of $0.2 million per year.
Estimated amortization expense on intangible assets, before income taxes, as of September 30, 2005 with finite lives is expected to total $6.2 million for of 2005, $6.8 million for 2006, $6.6 million for 2007, $6.4 million for 2008, $6.3 million for 2009 and $6.1 million for 2010.
(6) DEBT OBLIGATIONS
A summary of the activity for the nine months ended September 30, 2005 for all debt obligations is presented below:

				1.625%
				Convertible
	Short-Term	Lines of	Capital	Debentures Due
(in thousands)	Obligations	Credit	Leases	Dec. 2024	Total
Balance at December 31, 2004	$4,862	$—	$21,297	$140,000	$166,159
Indebtedness incurred	1,599	19,269	2,880	—	23,748
Repayments	(525)	(19,269)	(5,309)	—	(25,103)
Interest accrued	—	—	1,326	—	1,326
Foreign exchange gain	(250)	—	(1,881)	—	(2,131)

Balance at September 30, 2005	5,686	—	18,313	140,000	163,999

Less — current maturities	(5,686)	—	(5,037)	—	(10,723)

Long-term obligations at September 30, 2005	$—	$—	$13,276	$140,000	$153,276

In October 2005, the Company completed the offering of $175 million in 3.50% Contingent Convertible Debentures Due 2025. See Note 11 – Subsequent Events for further discussion.
In June 2005, the Company amended its $40 million revolving credit agreement signed in October 2004 with Bank of America. The amended agreement increased the amount available for borrowing to $50 million and allows more flexibility within certain debt covenants. The revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries and a $40 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions and for other corporate purposes. Borrowings under the $10 million facility bear interest at either a prime rate plus an applicable margin specified in the respective agreement, or a rate fixed for up to 30- to 90-day periods equal to the U.S. dollar London Interbank Offered Rate (LIBOR) plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, adjusted for certain other items as defined in the agreements. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 66% of the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, as well as guaranteed by all U.S. subsidiaries. Borrowings under the $40 million facility may be drawn in U.S. dollars, euro, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euro or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (EURIBOR) or British pound LIBOR, respectively, rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries.
As of September 30, 2005, there were stand-by letters of credit of $4.7 million outstanding against these facilities. Total debt issuance costs of $0.6 million, including unamortized debt issuance costs of $0.3 million associated with the original October 2004 facility, are being amortized over two years. The agreements expire in October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.
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
“Corporate Services, Eliminations and Other” includes non-operating results, certain inter-company eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. Inter-segment transactions are not significant.
The following tables present the segment results of the Company’s operations for the three and nine month periods ended September 30, 2005 and 2004:

	For the Three Months Ended September 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$26,315	$107,669	$3,632	$(226)	$137,390

Operating expenses:
Direct operating costs	10,875	84,701	203	—	95,779
Salaries and benefits	4,166	6,240	2,056	1,369	13,831
Selling, general and administrative	2,496	4,226	162	1,279	8,163
Depreciation and amortization	2,212	3,253	251	57	5,773

Total operating expenses	19,749	98,420	2,672	2,705	123,546

Operating income (loss)	6,566	9,249	960	(2,931)	13,844

Other income (expense):
Interest income	41	909	—	63	1,013
Interest expense	(481)	(394)	—	(820)	(1,695)
Income (loss) from unconsolidated affiliates	(33)	287	—	—	254
Foreign exchange loss, net	—	—	—	854	854

Total other income (expense)	(473)	802	—	97	426

Income (loss) before income taxes and minority interest	$6,093	$10,051	$960	$(2,834)	$14,270

	For the Three Months Ended September 30, 2004
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$20,930	$75,359	$3,635	$—	$99,924

Operating expenses:
Direct operating costs	9,290	59,744	158	—	69,192
Salaries and benefits	3,590	3,925	2,081	1,214	10,810
Selling, general and administrative	1,572	2,392	514	1,255	5,733
Depreciation and amortization	2,280	1,637	256	42	4,215

Total operating expenses	16,732	67,698	3,009	2,511	89,950

Operating income (loss)	4,198	7,661	626	(2,511)	9,974

Other income (expense):
Interest income	62	762	—	40	864
Interest expense	(434)	(37)	—	(1,298)	(1,769)
Income from unconsolidated affiliates	—	164	—	—	164
Loss on early retirement of debt	—	—	—	(32)	(32)
Foreign exchange gain, net	—	—	—	419	419

Total other income (expense)	(372)	889	—	(871)	(354)

Income (loss) before income taxes and minority interest	$3,826	$8,550	$626	$(3,382)	$9,620

	For the Nine Months Ended September 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$76,245	$299,530	$11,292	$(226)	$386,841

Operating expenses:
Direct operating costs	32,465	237,033	810	—	270,308
Salaries and benefits	12,038	17,173	6,335	3,958	39,504
Selling, general and administrative	6,251	11,451	738	4,058	22,498
Depreciation and amortization	7,092	8,452	792	107	16,443

Total operating expenses	57,846	274,109	8,675	8,123	348,753

Operating income (loss)	18,399	25,421	2,617	(8,349)	38,088

Other income (expense):
Interest income	147	2,707	—	471	3,325
Interest expense	(1,571)	(680)	—	(2,649)	(4,900)
Income from unconsolidated affiliates	169	605	—	132	906
Foreign exchange loss, net	—	—	—	(6,703)	(6,703)

Total other income (expense)	(1,255)	2,632	—	(8,749)	(7,372)

Income (loss) before income taxes and minority interest	$17,144	$28,053	$2,617	$(17,098)	$30,716

Segment assets as of September 30, 2005	$95,221	$533,020	$4,725	$31,375	$664,341

	For the Nine Months Ended September 30, 2004
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$53,872	$203,912	$10,217	$—	$268,001

Operating expenses:
Direct operating costs	24,332	161,568	438	—	186,338
Salaries and benefits	9,791	10,761	6,397	3,346	30,295
Selling, general and administrative	4,531	6,748	1,489	3,545	16,313
Depreciation and amortization	5,929	4,463	712	98	11,202

Total operating expenses	44,583	183,540	9,036	6,989	244,148

Operating income (loss)	9,289	20,372	1,181	(6,989)	23,853

Other income (expense):
Interest income	99	1,896	1	54	2,050
Interest expense	(908)	(80)	(2)	(4,287)	(5,277)
Income (loss) from unconsolidated affiliates	—	289	—	(21)	268
Loss on early retirement of debt	—	—	—	(126)	(126)
Foreign exchange gain, net	—	—	—	912	912

Total other income (expense)	(809)	2,105	(1)	(3,468)	(2,173)

Income (loss) before income taxes and minority interest	$8,480	$22,477	$1,180	$(10,457)	$21,680

Segment assets as of December 31, 2004	$92,238	$429,850	$6,605	$89,782	$618,475

(8) RELATED PARTY TRANSACTIONS
See Note 4 – Acquisitions, for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $0.5 million and $1.1 million in interest during the three and nine month periods ended September 30, 2004, respectively, to former e-pay shareholders who now serve as a director and officers of the Company. This indebtedness was repaid in full during December 2004, accordingly, there was no interest incurred for this indebtedness during the nine months ended September 30, 2005.
(9) CONTINGENCIES
The Company is from time to time a party to litigation arising in the ordinary course of its business.
During the second quarter 2005, the Company received a claim from a former cash supply contractor in Central Europe (the “Contractor”) for approximately $2.2 million in cash and interest that the Contractor claims to have provided to Euronet during the fourth quarter 1999 and first quarter 2000. This claim, based on events that purportedly occurred over five years ago, was filed more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. The Contractor has threatened, but not yet initiated legal action regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
(10) GUARANTEES
As of September 30, 2005, the Company has $28.1 million of bank guarantees issued on its behalf, $17.2 million of which are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees of certain unrecorded obligations of its wholly-owned subsidiaries. As of September 30, 2005, the Company has guarantees in the following amounts:

•	Cash supply in various ATM networks — $14.2 million over the terms of the cash supply agreements.

•	Vendor supply agreements — $2.9 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with its customers, to a maximum of approximately $40 million as of September 30, 2005.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	In connection with the Company’s entry into the money transfer business, the Company has issued surety bonds in compliance with licensing requirements of those states.
To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2005 and December 31, 2004.
(11) SUBSEQUENT EVENTS
Contingent Convertible Debentures Due 2025
In October 2005, the Company completed the offering of $175 million in 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sale of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually on April 15 and October 15, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to, among other items, the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The Company will pay contingent interest during any six-month period commencing with the period from October 15, 2012 through April 14, 2013 and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the Convertible Debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company for seven years but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company incurred $5.1 million in debt issuance costs, which will be amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures.
Acquisition of Instreamline S.A.
In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment.
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
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 6,841 ATMs and more than 15,000 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services (for prepaid mobile airtime purchases via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide prepaid processing, or top-up, services for mobile airtime and other prepaid products. We operate a network of more than 218,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services across more than 109,000 retailers in the U.S., Europe, Africa and Asia Pacific. This segment also includes TelecommUSA, a company acquired during the second quarter 2005, that provides money transfer services to customers between the U.S. and Latin America and bill payment services to consumers in the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
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

EFT Processing Segment - Revenue in the EFT Processing Segment, which represents 20% of total consolidated revenue for the nine months ended September 30, 2005, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs under outsourcing agreements.
On our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges.
For the nine months ended September 30, 2005 approximately 31% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements) and the remainder was derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly over the past two years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.
Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represents 77% of total consolidated revenue for the nine months ended September 30, 2005, is recognized based on commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of the Company’s contracts with retailers in certain markets, not all of these reductions are absorbed by Euronet. In those markets, when mobile phone operators reduce overall commissions, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on gross margin and operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute top-up to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
During the second quarter 2005, we launched our money transfer and bill payment services through the acquisition of TelecommUSA. TelecommUSA’s patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and Integrated Cash Register Systems (“ICR”). Transactions can also be initiated through the internet, fax or telephone. Revenue in the money transfer and bill payment business is earned through the charging of a transaction fee, as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We have origination and distribution agents in place, which each earn a fee for the cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale. As discussed in “Other trends and uncertainties” below, we incurred an operating loss of $0.4 million during the third quarter 2005 and we expect to continue incurring operating losses of up to $0.4 million per quarter for at least the next two or three quarters as we incur costs to expand this business.
Software Solutions Segment - Revenue in the Software Solutions Segment, which represents 3% of total consolidated revenue for the nine months ended September 30, 2005, is recognized from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
OPPORTUNITIES, CHALLENGES AND RISKS
Our expansion plans and opportunities are focused on four primary areas within our business segments: (i) outsourced ATM management contracts; (ii) our prepaid mobile phone airtime top-up processing services; (iii) transactions processed on our network of owned and operated ATMs, and (iv) our money transfer and bill payment services.
EFT Processing Segment - The continued expansion and development of our ATM business will depend on various factors including the following:
•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in countries where we operate;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the availability of financing for expansion; and

•	the ability to efficiently convert ATMs contracted under newly awarded outsourcing agreements.
We carefully monitor the revenue and transactional growth of our ATM networks in each of our markets, and we adjust our plans depending on local market conditions, such as variations in the transaction fees we receive, competition, overall trends in ATM-transaction levels and performance of individual ATMs.
We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately nine months to more than one year. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.
Prepaid Processing Segment - We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific, money transfer services to customers between the U.S. and Latin America, and bill payment services to consumers in the U.S. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements for other markets with mobile phone operators, agent banks and retailers;

•	the continuation of the trend of conversion from scratch card solutions to electronic processing solutions for prepaid airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and the unbanked population in our markets;

•	the ability to rapidly maximize the opportunity to apply our card-based money transfer and bill payment product to our existing POS terminals in the U.S. and internationally; and

•	the availability of financing for further expansion.
Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile phone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, this factor will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins paid by mobile operators as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market and rapid roll out of our network of retailers) remain present.
Growth in our money transfer and bill payment services business will be driven by the continuation of global worker migration patterns; our ability to manage rapid growth; our ability to maximize the opportunity to apply TelecommUSA’s card-based product to our existing POS terminals in the U.S. and internationally; and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. Currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. Within the U.S., we are focusing on increasing our sending locations in existing licensed states by leveraging our access to over 16,000 terminals in the U.S., and obtaining licenses to operate in other key states. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop.
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
Software Solutions Segment - Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant cash outlay. Additionally, this segment supports our EFT Processing Segment. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results.
Seasonality - Our business is significantly impacted by seasonality. We normally experience our highest revenue level during the fourth quarter of each year, followed in order by the second quarter, third quarter and first quarter. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized from our three business segments is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced a less than 5% difference between the second and third quarters of each year. The impact of seasonality has been masked for the last two years due to significant growth rates resulting from the addition of large retail customers in mid-fourth quarter, continued shifts from scratch cards to electronic top-up and acquisitions. There can be no assurance that this will be the case for future years.
Significant events in the nine months ended September 30, 2005:
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment revenue for the third quarter and nine months ended September 30, 2005 and 2004 are summarized in the tables below:

	Revenues for the				Revenues for the
	Three Months				Nine Months
	Ended		Year-over-Year		Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase
			(Decrease)	(Decrease)			(Decrease)	Increase
(dollar amounts in thousands)	2005	2004	Amount	Amount	2005	2004	Amount	Percent
EFT Processing	$26,315	$20,930	$5,385	26%	$76,245	$53,872	$22,373	42%
Prepaid Processing	107,669	75,359	32,310	43%	299,530	203,912	95,618	47%
Software Solutions	3,632	3,635	(3)	—%	11,292	10,217	1,075	11%
Total revenues	137,616	99,924	37,692	38%	387,067	268,001	119,066	44%
Inter-segment eliminations	(226)	—	(226)	—%	(226)	—	(226)	—%

Total	$137,390	$99,924	$37,466	37%	$386,841	$268,001	$118,840	44%

	Operating Income				Operating Income
	for the Three Months Ended		Year-over-Year		for the Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
EFT Processing	$6,566	$4,198	$2,368	56%	$18,399	$9,289	$9,110	98%
Prepaid Processing	9,249	7,661	1,588	21%	25,421	20,372	5,049	25%
Software Solutions	960	626	334	53%	2,617	1,181	1,436	122%

Total	16,775	12,485	4,290	34%	46,437	30,842	15,595	51%
Corporate Serivces, Eliminations and Other	(2,931)	(2,511)	(420)	17%	(8,349)	(6,989)	(1,360)	19%

Total	$13,844	$9,974	$3,870	39%	$38,088	$23,853	$14,235	60%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
EFT PROCESSING SEGMENT
The following table presents the results of operations for the third quarter and nine months ended September 30, 2005 and 2004 for our EFT Processing Segment:

	Results for the				Results for the
	Three Months Ended		Year-over-Year		Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase	Increase
(dollar amounts in thousands)	2005	2004	Amount	Amount	2005	2004	Amount	Percent
Total revenues	$26,315	$20,930	$5,385	26%	$76,245	$53,872	$22,373	42%

Operating expense:
Direct operating costs	10,875	9,290	1,585	17%	32,465	24,332	8,133	33%
Salaries and benefits	4,166	3,590	576	16%	12,038	9,791	2,247	23%
Selling, general and administrative	2,496	1,572	924	59%	6,251	4,531	1,720	38%
Depreciation and amortization	2,212	2,280	(68)	(3%)	7,092	5,929	1,163	20%

Total operating expenses	19,749	16,732	3,017	18%	57,846	44,583	13,263	30%

Operating income	$6,566	$4,198	$2,368	56%	$18,399	$9,289	$9,110	98%

Transactions processed (millions)	94.4	70.1	24.3	35%	258.5	159.1	99.4	62%
ATMs as of September 30	6,841	5,404	1,437	27%	6,841	5,404	1,437	27%
Average ATMs	6,764	5,324	1,440	27%	6,432	4,561	1,871	41%
Revenues
The increase in EFT Processing Segment revenues for the third quarter and nine months ended September 30, 2005 was a result of the increase in number of ATMs operated and the increase in number of transactions processed compared to the third quarter and nine months ended September 30, 2004. These increases primarily relate to ATM management agreements signed in Poland, Romania and India, and the consolidation of our Serbian subsidiary, Europlanet.
Our revenue growth was 42% on a year-to-date basis, exceeding our revenue growth for the third quarter of 26%, due to the timing of entering into ATM management agreements in Poland, Romania and India, which began during the second quarter 2004. Therefore, these agreements contributed revenue for the full third quarter of both years. Revenue growth for third quarter 2005 over the third quarter 2004 was the result of additional ATMs and transactions in Poland, India and Romania, as well as the consolidation of Europlanet.
Revenue per average ATM was $3,891 for the third quarter and $11,854 for the nine months ended September 30, 2005, compared to $3,931 for the third quarter and $11,811 for the nine months ended September 30, 2004. Revenue per transaction was $0.28 for the third quarter and $0.29 for the nine months ended September 30, 2005, respectively, compared to $0.30 for the third quarter and $0.34 for the nine months ended September 30, 2004. Generally, the decrease in revenue per transaction is the result of a continued shift from Euronet proprietarily owned ATMs to ATMs managed under outsourcing agreements. Under outsourcing agreements, the Company primarily earns revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements is a positive development in the long run and will continue to provide higher marginal returns on investment because the cost of purchasing and operating each ATM is lower for outsourced ATMs as compared to owned ATMs. Customer-owned ATMs operated under service agreements require a nominal up-front capital investment because we do not purchase the ATMs, nor do we incur the start-up costs typically incurred in the early life cycle of Euronet-owned ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, our revenues are lower because we do not need to recover these otherwise recurring operating expenses.
Of total segment revenue for the nine months ended September 30, 2005, approximately 31% was from ATMs we owned, approximately 25% was from ATMs operated under capital lease and management outsourcing arrangements, while the remaining 44% was from other sources, primarily management outsourcing agreements. This compares to 39%, 20% and 41%, respectively, for the nine months ended September 30, 2004.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing center’s facility related costs and other processing center related expenses.
The increase in direct operating cost for the third quarter and nine months ended September 30, 2005, compared to the third quarter and nine months ended September 30, 2004 is attributed to the increase in the number of ATMs under operation. Direct operating costs decreased to 43% of revenues for the nine months ended September 30, 2005, compared to 45% of revenues for the nine months ended September 30, 2004. This reduction resulted from operating a greater percentage of outsourced ATMs, for which direct costs per ATM and on an average per transaction basis are lower than the existing installed base of ATMs.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $15.4 million for the third quarter and $43.8 million for the nine months ended September 30, 2005 from $11.6 million for the third quarter and $29.5 million for the nine months ended September 30, 2004. Gross margin per average ATM was $2,283 for the third quarter and $6,806 for the nine months ended September 30, 2005, compared to $2,186 for the third quarter and $6,476 for the nine months ended September 30, 2004. Gross margin per transaction was $0.16 for the third quarter and $0.17 for the nine months ended September 30, 2005, compared to $0.17 for the third quarter and $0.19 for the nine months ended September 30, 2004. These fluctuations are primarily due to the addition of more ATMs under outsourcing agreements where we generate less gross margin per transaction than we do on ATMs we own, but we do not have a capital investment at risk as we do for ATMs we own.
Of total segment gross margin, for the nine months ended September 30, 2005, approximately 28% was from ATMs we owned (excluding those leased by us in connection with outsourcing agreements), approximately 24% was from ATMs operated under capital lease and management outsourcing arrangements, while the remaining 48% was from other sources, primarily management outsourcing agreements. This compares to 36%, 19% and 45%, respectively, for the nine months ended September 30, 2004.
Salaries and benefits
The increase in salaries and benefits for 2005 compared to 2004 is due to Euronet’s growing businesses in Indian and Romanian markets, the consolidation of Europlanet beginning in the second quarter 2005, staffing costs to expand in emerging markets and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2005 decreasing to 16% for both the third quarter and nine months ended September 30, 2005, compared to 17% for the third quarter and 18% for the nine months ended September 30, 2004. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
Selling, general and administrative
Selling, general and administrative expenses were 9% of revenue for the third quarter and 8% of revenue for the nine months ended September 30, 2005, compared to 8% of revenue for both the third quarter and nine months ended September 30, 2004. Costs for the nine months ended September 30, 2005 were reduced by $0.5 million for an insurance recovery during the first quarter 2005. This insurance recovery related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. If this benefit were not realized in the first quarter 2005, selling, general and administrative expenses for the nine months ended September 30, 2005 would have been 9% of revenue, the same as the third quarter 2005.
Depreciation and amortization
Depreciation and amortization expense remained relatively flat for the third quarter 2005, compared to the third quarter 2004. The increase in depreciation and amortization expense during the nine months ended September 30, 2005 compared to the same period in 2004 is due to additional depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement in Poland implemented during the second quarter 2004, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs throughout 2004.
Operating income
The increase in operating income for the segment is generally the result of increased revenue, and the related gross margins, from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 25% for the third quarter and 24% for the nine months ended September 30, 2005, compared to 20% for the third quarter and 17% for the nine months ended September 30, 2004. Operating income per transaction was $0.07 for both the third quarter and nine months ended September 30, 2005, and $0.06 for both the third quarter and nine months ended September 30, 2004. Operating income per average ATM was $971 for the third quarter and $2,861 for the nine months ended September 30, 2005, compared to $789 for the third quarter and $2,037 for the nine months ended September 30, 2004. The continuing increases in operating income as a percentage of revenue, per transaction and per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under management through outsourcing agreements rather than ownership arrangements.
PREPAID PROCESSING SEGMENT
Due to the rapid growth of this segment, we believe that discussion of both actual results for 2005 and 2004 and, as appropriate, pro forma results as if all Prepaid Processing Segment acquired businesses were included in the consolidated results of operations as of January 1, 2004 will assist the reader in better understanding the results of the Prepaid Processing Segment. The following tables summarize the results for the third quarter and nine months ended September 30, 2005 and 2004.

	Results for the				Results for the
	Three Months Ended		Year-over-Year		Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Total revenues	$107,669	$75,359	$32,310	43%	$299,530	$203,912	$95,618	47%

Operating expense:
Direct operating costs	84,701	59,744	24,957	42%	237,033	161,568	75,465	47%
Salaries and benefits	6,240	3,925	2,315	59%	17,173	10,761	6,412	60%
Selling, general and administrative	4,226	2,392	1,834	77%	11,451	6,748	4,703	70%
Depreciation and amortization	3,253	1,637	1,616	99%	8,452	4,463	3,989	89%

Total operating expenses	98,420	67,698	30,722	45%	274,109	183,540	90,569	49%

Operating income	$9,249	$7,661	$1,588	21%	$25,421	$20,372	$5,049	25%

Transactions processed (millions)	94.6	59.8	34.8	58%	248.0	162.9	85.1	52%

	Pro Forma				Pro Forma
	Results for the				Results for the
	Three Months Ended		Year-over-Year		Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2005	2004	Amount	Percent	2005	2004	Percent	Percent
Total revenues	$107,669	$91,370	$16,299	18%	$308,599	$251,257	$57,342	23%

Operating expense:
Direct operating costs	84,701	70,106	14,595	21%	243,027	192,524	50,503	26%
Salaries and benefits	6,240	5,024	1,216	24%	18,109	14,029	4,080	29%
Selling, general and administrative	4,226	3,160	1,066	34%	12,237	9,569	2,668	28%
Depreciation and amortization	3,253	2,872	381	13%	9,201	8,300	901	11%

Total operating expenses	98,420	81,162	17,258	21%	282,574	224,422	58,152	26%

Operating income	$9,249	$10,208	$(959)	(9% )	$26,025	$26,835	$(810)	(3% )

Revenues
The increase in Prepaid Processing Segment’s revenues for the third quarter and nine months ended September 30, 2005, compared to the third quarter and nine months ended September 30, 2004, was generally attributable to the increase in total transactions processed. This transaction growth reflects growth from existing operations, the full year effects of our 2004 acquisitions and additional revenue from our current year acquisitions. Our 2004 acquisitions contributed increased revenues of $6.1 million for the third quarter and $19.3 million for the nine months ended September 30, 2005. Our 2005 acquisitions have contributed revenues of $12.0 million for the third quarter and $26.1 million for the nine months ended September 30, 2005. Additionally, revenues have grown from the effects of retailer agreements implemented during 2004 and revenue growth from all of our subsidiaries subsequent to the date of acquisition. We do not expect growth rates at these significant levels to continue. In mature markets, such as the U.K. and Australia, revenue growth has slowed substantially because conversion from scratch cards to electronic top-up is approaching completion and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth from 2005 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall; or from continued conversion from scratch cards to electronic top-up. On a pro forma basis, third quarter and nine months ended September 30, 2005 revenues increased over the third quarter and nine months ended September 30, 2004 as a result of the addition of POS terminals throughout all of our markets, and increased volumes driven by mobile operators shifting from scratch card distribution to electronic distribution.
Revenue per transaction was $1.14 for the third quarter and $1.21 for the nine months ended September 30, 2005, compared to $1.26 for the third quarter and $1.25 for the nine months ended September 30, 2004. This decrease has resulted from our expansion into markets such as Spain and Poland where we earn less revenue per transaction, but are able to keep a greater percentage of the commission, thus having little if any impact on gross margin. Additionally, our recently acquired ATX subsidiary provides only transaction processing services without direct costs and other operating costs associated with installing and managing terminals; therefore, the revenue we recognize from these transactions does not include the full mobile operator margin.
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
Gross margin
Gross margin, which represents revenue less direct costs, increased by $7.4 million, or 47%, to $23.0 million for the third quarter 2005 compared to $15.6 million for the third quarter 2004. For the nine months ended September 30, 2005, gross margin increased by $20.2 million, or 48%, to $62.5 million, compared to $42.3 million for the nine months ended September 30, 2004. These increases are generally correlated to the increase in transactions processed. Gross margin per transaction was $0.24 for the third quarter and $0.25 for the nine months ended September 30, 2005, compared to $0.26 per transaction for the third quarter and nine months ended September 30, 2004. The slight reduction in gross margin per transaction was primarily attributable to transaction mix, notably the inclusion in 2005 of ATX, an entity we acquired in early 2005 (see Note 4 — Acquisitions for more discussion on the ATX acquisition). The third quarter 2004 also benefited from increased gross margin of approximately $0.7 million due to stronger than average terminal sales in our German market. Gross margin as a percentage of revenue was 21% for all periods presented.
Salaries and benefits
Salaries and benefits increased to 6% of revenue for both the third quarter and nine months ended September 30, 2005, from 5% of revenue for both the third quarter and nine months ended September 30, 2004. This increase was related to the increase in revenues and transactions processed, costs incurred in connection with our money transfer and bill payment product and additional sales resources to the U.S. and Australian markets beginning in the latter part of 2004.
Selling, general and administrative
Selling, general and administrative expense for the third quarter 2005 increased to 3.9% of revenue compared to 3.2% of revenue for the third quarter 2004, and increased to 3.8% of revenue for the nine months ended September 30, 2005 compared to 3.3% of revenue for the nine months ended September 30, 2004. This increase is due to our continued focus on expanding segment operations, primarily in the U.S.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. Depreciation and amortization as a percentage of revenue was 3.0% for the third quarter 2005 and 2.8% for the nine months ended September 30, 2005 and was 2.2% for both the third quarter and nine months ended September 30, 2004. This increase is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S. and Spain, many of which were acquired during 2004 and 2005, because each of these entities owns a majority of its POS terminals. Additionally, we recorded higher amortization expense for our Transact subsidiary for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increased amortization expense was a result of an adjustment to our purchase price allocation increasing amortizable intangibles, such as customer relationships, and decreasing goodwill, which is not amortized. See Note 5 – Goodwill and Intangible Assets, to the Unaudited Consolidated Financial Statements for further discussion of this adjustment.

Operating income
The improvement in operating income for the third quarter and nine months ended September 30, 2005 compared to the third quarter and nine months ended September 30, 2004 was due to the significant growth in revenues and transactions processed together with contributions from our 2004 and 2005 acquisitions. Operating income for the third quarter and nine months ended September 30, 2005 includes approximately $0.4 million and $0.6 million, respectively, in operating losses related to our money transfer and bill payment business acquired in the second quarter 2005. Operating income as a percentage of revenues decreased to 9% for the third quarter and 8% for nine months ended September 30, 2005, from 10% for the third quarter and nine months ended September 30, 2004. This decrease is mainly due to increased selling, general and administrative expenditures related to our focus on expanding operations and product development in the U.S., Poland and Australia. And, as mentioned above, the third quarter 2004 benefited from stronger than average terminal sales in our German market that increased our 2004 operating income by approximately $0.7 million.
On a pro forma basis, operating income for the third quarter and nine months ended September 30, 2005 declined as compared to 2004. Pro forma operating margin percentage decreased to 9% for the third quarter and 8% for the nine months ended September 30, 2005, compared to 11% for the third quarter and nine months ended September 30, 2004. These decreases are the result of the inclusion of our acquisitions in the U.S. and Spain in the pro forma results for the third quarter and nine months ended September 30, 2004, which included the positive impact on operating margin of margin-rich, opportunistic, short-lived wholesale arrangements that were not ongoing in nature.
SOFTWARE SOLUTIONS SEGMENT
The following table presents the results of operations for the third quarter and nine months ended September 30, 2005 and 2004 for our Software Solutions Segment:

	Results for the				Results for the
	Three Months Ended		Year-over-Year		Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Total revenues	$3,632	$3,635	$(3)	—%	$11,292	$10,217	$1,075	11%

Operating expense:
Direct operating costs	203	158	45	28%	810	438	372	85%
Salaries and benefits	2,056	2,081	(25)	(1%)	6,335	6,397	(62)	(1%)
Selling, general and administrative	162	514	(352)	(68%)	738	1,489	(751)	(50%)
Depreciation and amortization	251	256	(5)	(2%)	792	712	80	11%

Total operating expenses	2,672	3,009	(337)	(11%)	8,675	9,036	(361)	(4%)

Operating income	$960	$626	$334	53%	$2,617	$1,181	$1,436	122%

Revenues, operating expenses and operating income
Revenue remained flat for the third quarter 2005 compared to the third quarter 2004. The improvement in software revenues for the nine months ended September 30, 2005 is due to the addition of new contracts and the efficient implementation of several upgrades for existing customers compared to the nine months ended September 30, 2004. Direct operating costs increased for the third quarter and nine months ended September 30, 2005 compared to the same periods in 2004; however, other costs decreased or increased modestly, resulting in a decrease in overall operating expenses. The combination of increased revenues, without corresponding increases in associated total operating costs resulted in an increase to operating income during the third quarter and nine months ended September 30, 2005 of $0.3 million and $1.4 million, respectively, compared to the same periods in 2004.
Software sales backlog
We define “software sales backlog” as fees specified in contracts which we have executed and for which we expect recognition of the related revenue within one year. As of September 30, 2005, the revenue backlog was $4.1 million compared to $5.0 million as of September 30, 2004. We cannot give assurances that the contracts included in backlog will actually generate the specified revenues or that the revenues will be generated within the one-year period.

CORPORATE SERVICES AND OTHER
The following table presents the operating expenses for the third quarter and nine months ended September 30, 2005 and 2004 for Corporate Services:

	Results for the				Results for the
	Three Months Ended		Year-over-Year		Nine Months Ended		Year-over-Year
	September 30,		Change		September 30,		Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Salaries and benefits	$1,369	$1,214	$155	13%	$3,958	$3,346	$612	18%
Selling, general and administrative	1,505	1,255	250	20%	4,284	3,545	739	21%
Depreciation and amortization	57	42	15	36%	107	98	9	9%

Total operating expenses	$2,931	$2,511	$420	17%	$8,349	$6,989	$1,360	19%

Corporate operating expenses
The increase in total operating expenses for the Corporate Services Segment is primarily attributable to increased professional fees, largely driven by professional fees related to acquisition analysis and salary expense resulting from overall Company growth.
Interest income
Interest income increased to $1.0 million for the third quarter and to $3.3 million for the nine months ended September 30, 2005, compared to $0.9 million for the third quarter and $2.1 million for the nine months ended September 30, 2004. These increases were due to the increase in the average balance on temporary cash investments held in trust in the growing Prepaid Processing Segment and interest earned on the unused proceeds from the December 2004 issuance of $140 million in convertible debentures.
Interest expense
Interest expense decreased to $1.7 million for the third quarter 2005 and to $4.9 million for the nine months ended September 30, 2005, compared to $1.8 million for the third quarter 2004 and $5.3 million for the nine months ended September 30, 2004. Although we had a larger amount of interest bearing debt outstanding during these 2005 periods compared to the 2004 periods, the weighted average interest rate was 4% for the nine months ended September 30, 2005 compared to 11% for the nine months ended September 30, 2004. The decrease was primarily due to the 1.625% interest rate on our convertible debentures, which were outstanding for the nine months ended September 30, 2005 and the December 2004 retirement of our 12 3/8% Senior Discount Notes and 8% e-pay acquisition notes, both of which were outstanding during the nine months ended September 30, 2004.
Foreign currency exchange gain (loss)
Foreign currency denominated assets and liabilities give rise to foreign currency exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded a net foreign currency exchange gain of $0.9 million during the third quarter and a loss of $6.7 million during the nine months ended September 30, 2005, compared to a gain of $0.4 million for the third quarter and a gain of $0.9 million for the nine months ended September 30, 2004. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income. During the nine months ended September 30, 2005, the U.S. dollar strengthened against most European based currencies as compared with the nine months ended September 30, 2004, during which time the exchange rates between the U.S. dollar and other currencies of countries in which we operate remained relatively stable. Due to our global exposure, a significant portion of our assets and liabilities are denominated in currencies other than the U.S. dollar, including capital lease obligations, short-term obligations, cash and cash equivalents and investments.
Income tax expense
Income tax expense was $3.9 million for the third quarter and $11.2 million for the nine months ended September 30, 2005, compared to $3.7 million for the third quarter and $8.1 million for the nine months ended September 30, 2004. The effective tax rate was 28% for the third quarter and 37% for the nine months ended September 30, 2005, compared to 38% for the third quarter and 37% for the nine months ended September 30, 2004. The difference between the third quarter and nine months ended September 30, 2005 effective tax rate is substantially all due to non-tax-effected net foreign exchange gains or losses. Since we are in a net operating loss position for our U.S. operations, and, accordingly, have valuation allowances to reserve for net deferred tax assets of our U.S. operations, we do not currently recognize the tax benefit or expense associated with foreign currency exchange gains or losses incurred by the our U.S. entities. Additionally, foreign currency exchange gains and losses represent a significant permanent difference for purposes of calculating book tax expense for certain of our foreign holding companies. Excluding foreign currency gains and losses from pre-tax book income, our effective tax rate was 30% for the third quarter and 31% for the nine months ended September 30, 2005, compared to 40% for the third quarter and 39% for the nine months ended September 30, 2004. The substantial decrease in the year-over-year effective tax rate was largely attributable to the relative increase in profitability of individual companies located in lower than average tax rate jurisdictions, particularly Hungary, Poland and Romania, and the consolidation of Europlanet, which operates in the low tax rate jurisdiction of Serbia.

Net income
In summary, net income was $10.2 million for the third quarter and $18.9 million for the nine months ended September 30, 2005, compared to $6.0 million for the third quarter and $13.6 million for the nine months ended September 30, 2004. The increase in net income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to increased operating income for the nine months ended September 30, 2005 of $14.2 million due to the factors described above, a decrease in net interest expense of $1.7 million, improvement in equity and dividend income from unconsolidated affiliates and other items of $0.2 million, offset by an $7.6 million increase in losses related to foreign currency exchange and an increase in income tax expense of $3.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
Our balance of cash and cash equivalents was $52.8 million and the balance of restricted cash was $70.3 million as of September 30, 2005. At September 30, 2005, we had working capital of approximately $27.5 million compared to working capital of approximately $51.6 million at December 31, 2004. The ratio of current assets to current liabilities decreased to 1.10 at September 30, 2005 from 1.18 at December 31, 2004. The decrease in working capital and the ratio of current assets to current liabilities was mainly due to cash payments for the acquisitions of Movilcarga, Telerecarga, ATX, TelecommUSA and Europlanet, and the earn-out payment to the former owners of Transact. For a detailed explanation of these items and the variances from such amounts as of December 31, 2004, see “Balance Sheet Items” below.
Operating cash flows
Cash flows provided by operating activities increased to $39.6 million for the nine months ended September 30, 2005 compared to $34.6 million for the nine months ended September 30, 2004 primarily due to the increase in net income. Changes in working capital for the nine months ended September 30, 2005 decreased cash flow by $1.1 million, compared to the nine months ended September 30, 2004 increase of $11.0 million.
Investing activity cash flow
Cash used in investing activities were $111.8 million and $11.6 million for the nine months ended September 30, 2005 and 2004, respectively. The amount for the nine months ended September 30, 2005 includes cash paid totaling $99.3 million related to the acquisition of Telerecarga, Movilcarga, ATX, TelecommUSA and Europlanet, as well as the cash earn-out payment to the former owners of Transact. Additionally, our cash-based fixed asset purchases and other investing activities for the nine months ended September 30, 2005 totaled $12.4 million. The amount for 2004 was primarily comprised of $3.7 million for acquisitions and $7.9 million for fixed asset purchases and other.
Financing activity cash flows
Financing activities provided $3.6 million for the nine months ended September 30, 2005, compared to the amount used in financing activities of $5.5 million for the nine months ended September 30, 2004. The 2005 amounts include proceeds from the exercise of stock options and employee share purchases of $7.5 million, offset by repayments of capital lease obligations of $4.0 million.
Other sources of capital
Credit agreements – During the second quarter 2005, we amended our $40 million revolving credit agreement signed in October 2004 with Bank of America, increasing the amount available for borrowing to $50 million and allowing for more flexibility within certain debt covenants. The revolving credit agreement comprises a $10 million facility among the Company and certain U.S. subsidiaries, and a $50 million facility among the Company and certain European subsidiaries. The revolving credit facilities have been, and can be, used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. These agreements expire during October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants as of September 30, 2005. For more information regarding these facilities see Note 6 – Debt Obligations to the Unaudited Consolidated Financial Statements.
As of September 30, 2005, we had stand-by letters of credit totaling $4.7 million outstanding against our $50 million revolving credit agreements; the remaining $45.3 million was available for borrowing.

Overdraft facility – In 2004, our Czech Republic subsidiary entered into an overdraft facility with a bank for up to approximately $3.0 million in order to support ATM network cash needs. As of September 30, 2005, the balance outstanding on this facility was $2.8 million.
Accounts receivable financed with recourse – Beginning in 2005, our Prepaid Processing Segment subsidiaries in Spain entered into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of September 30, 2005, we had received $6.2 million under these arrangements.
Convertible debt – On December 15, 2004, we closed the sale of $140 million in principal amount of 1.625% Contingent Convertible Senior Debentures Due 2024. The net proceeds, after fees totaling $4.6 million, were $135.4 million. The $4.6 million in fees has been deferred and is being amortized over five years, the term of the initial put option by the holders of the debentures.
Proceeds from issuance of shares and other capital contributions – In February 2003, the Company established a new qualified Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During the three months ended September 30, 2005, we issued 10,315 shares at an average price of $24.55 per share, resulting in proceeds to us of approximately $0.3 million.
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
We also have other potential contingent obligations to the former owners of the net assets of EPS, Meflur, Dynamic Telecom and Europlanet. These obligations, certain of which may be settled through the issuance of our Common Stock, have not been recorded in the accompanying unaudited consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt. These potential obligations are discussed further in Note 4 – Acquisitions to the Unaudited Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off Balance Sheet Items below.
ATM Leases – In the EFT Processing Segment, we lease many of our ATMs under capital lease arrangements that expire between 2005 and 2011. The leases bear interest between 2.5% and 12% per year. As of September 30, 2005, we owed $18.3 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total cash capital expenditures for 2005 are estimated to be approximately $15 million to $17 million, of which $11.4 million has been purchased as of September 30, 2005. These capital expenditures are required largely for the upgrade of ATMs to meet Europay, MasterCard and Visa (“EMV”) requirements and “micro-chip” card technology, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software.
In the Prepaid Processing Segment, approximately 15% to 25% of the more than 218,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2004 and continue into 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $1.0 million to $2.0 million.
At current and projected cash flow levels, we anticipate that our cash generated from operations, together with cash on-hand and amounts available under our recently amended revolving credit agreements and other existing financing, will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or obligations.
Other trends and uncertainties
In connection with the acquisition of TelecommUSA during the second quarter 2005, and the expected future expansion of its card-based money transfer and bill payment product to our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. Over the next 12-18 months, we expect that this expansion will require us to invest approximately $2.0 million to $3.0 million related to technical development, most of which we estimate will be capitalized and amortized over the estimated useful life. We also estimate that our operating losses from the money transfer and bill payment business will total up to $0.4 million per quarter for at least the next two or three quarters. These losses may increase further as we begin expanding the money transfer and bill payment products internationally.
TelecommUSA’s money transfer business is consistent with our core business of transaction processing and has over 550 sending locations in the U.S. to facilitate consumer remittances to approximately 14,500 distribution outlets in Latin America. TelecommUSA also offers bill payment services to approximately 5,000 U.S. billers. The card-based system allows retailers to accept cash at a designated POS location and transfer it to any of the money transfer locations connected to the system. The system is fast and easy to use for both retailers and consumers and is designed to verify transactions in compliance with all state and federal regulations, such as the Office of Foreign Assets Control (OFAC), Bank Secrecy Act (BSA), Financial Crimes Enforcement Network (FINCEN) and Patriot Act regulations. Transfers can be picked up in cash, deposited to a bank account, or loaded to a stored value card.
Recent Developments
As discussed under “Item 7–Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Offerings” in our Annual Report on Form 10-K for the year ended December 31, 2004, in November 2003, we issued shares of our Common Stock to Fletcher International, Ltd. (“Fletcher”) and provided Fletcher with the option to acquire additional shares under certain conditions. In each of April and May 2004, Fletcher exercised its additional investment rights, 50% of which was exercised in May 2004 and would result in a net share settlement to Fletcher of 190,248 shares. In November 2004, Fletcher delivered a revised notice of exercise of the remaining 50% of its additional investment rights, claiming entitlement to 319,024 shares based upon the position that such exercise superseded the notice delivered in May 2004. We contested that revised notice and on December 3, 2004 issued Fletcher 190,248 shares as provided in the earlier exercise. In December 2004, Fletcher notified Euronet that it considered Euronet in breach of its obligations under the placement agreement creating the additional investment right. During the third quarter, we received confirmation from Fletcher that it had decided not to litigate this matter.
Contingent Convertible Debentures Due 2025
On October 4, 2005, the Company completed the offering of $175 million in 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sale of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually on April 15 and October 15, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to, among other items, the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the Convertible Debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company for seven years but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. The $5.1 million in fees will be deferred and amortized over seven years, the term of the initial put option by the holders of the debentures. Since the offering did not close until October 2005, the cash received, and debt incurred, in connection with this offering was not reflected on our consolidated balance sheet as of September 30, 2005. We have used, and plan to use the proceeds from the issuance of these debentures for debt repayment, acquisitions and other general corporate purposes.
Acquisition of Instreamline S.A.
In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A., a Greek Company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region.
Stock Plans
Consistent with emerging corporate trends, the Compensation Committee of our Board of Directors has reconsidered the use of stock options as an element of long-term management incentive compensation, and has decided to award restricted common stock rather than options to purchase common stock. The Compensation Committee recently approved the award of certain restricted shares to non-executive management and is currently considering an award to executive management. The aggregate non-executive and executive awards are estimated at approximately 500,000 shares and will generally vest over seven years. We estimate that the recurring quarterly expense of these awards commencing in the fourth quarter 2005 to be approximately $0.5 million.
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries. As of September 30, 2005, there were no material changes from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in the potential value of our guarantees outstanding.
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
To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of September 30, 2005.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 30, 2005:

		Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Debt obligations, including interest	$185,500	$2,275	$4,550	$4,550	$174,125
Estimated potential acquisition obligations	20,000	12,900	7,100	—	—
Capital leases	22,713	6,454	9,342	4,814	2,103
Operating leases	18,940	4,201	9,171	5,019	549
Short-term debt obligations	6,040	6,040	—	—	—
Vendor purchase obligations	13,101	5,719	4,959	1,579	844

Total	$266,294	$37,589	$35,122	$15,962	$177,621

Vendor purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, vendor purchase obligations listed above are estimated based on current levels of such business activity.

BALANCE SHEET ITEMS
Cash and cash equivalents
Cash and cash equivalents decreased to $52.8 million at September 30, 2005 from $124.2 million at December 31, 2004. See the Unaudited Consolidated Statements of Cash Flows for a detailed reconciliation of the Company’s sources and uses of cash for the nine months ended September 30, 2005.
Restricted cash
Restricted cash increased slightly to $70.3 million at September 30, 2005 from $69.3 million at December 31, 2004, and primarily represents $53.5 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment subsidiaries on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities. The remaining balances of restricted cash represent primarily ATM deposits and collateral on bank guarantees. These balances can fluctuate significantly based on the timing of the settlement process at our Prepaid Processing Segment subsidiaries. However, as of September 30, 2005 the balances of restricted cash remained relatively flat compared to the balances as of December 31, 2004.
Inventory – PINs and other
Inventory – PINs and other increased to $25.1 million at September 30, 2005 from $18.9 million at December 31, 2004. Inventory – PINs and other includes prepaid personal identification number (PIN) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S. and Poland, and to a lesser extent, the U.K., New Zealand and Germany. Inventory – PINs and other also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The increase from December 31, 2004 is due to the accelerated growth of Prepaid Processing in the U.S. and timing of opportunistic bulk PIN purchases in the U.S., Poland and New Zealand. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivables increased to $130.0 million at September 30, 2005 from $110.3 million at December 31, 2004. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold. On average, these balances are collected and remitted to the mobile operators within two weeks. The growth over the prior year is primarily due to acquisitions during the nine months ended September 30, 2005 and overall growth in the Prepaid Processing Segment. These balances can fluctuate significantly based on the timing of the weekly settlement process in relation to the timing of each quarter or year-end.
Prepaid expenses and other current assets
Prepaid expenses and other current assets increased to $19.8 million as of September 30, 2005 from $13.2 million as of December 31, 2004. The largest component of this balance is amounts recorded for our net Value Added Tax (VAT) receivable related to certain European subsidiaries. The balance of net VAT receivable as of September 30, 2005 was $11.4 million, compared to $7.0 million as of December 31, 2004. This increase of $4.4 million was net of a refund of $5.8 million during the third quarter 2005 and is primarily a result of the acquisition of Telerecarga in March 2005. The remaining increase in prepaid expenses and other current assets of $2.2 million is due to overall increases in operational levels and the timing of payments such as insurance, deposits and other prepaid items.
Property and equipment, net
Net property and equipment increased to $41.7 million as of September 30, 2005 from $39.9 million at December 31, 2004. Of this increase, approximately $2.4 million is due to acquisitions during the nine months ended September 30, 2005. The offsetting decrease is due to depreciation and amortization expense recorded and the impact of fluctuations in exchange rates relative to the U.S. dollar during the nine months ended September 30, 2005 exceeding other additions to property and equipment.
Goodwill and intangible assets
Net intangible assets and goodwill increased to $295.5 million at September 30, 2005 from $212.6 million at December 31, 2004 due to acquisitions during the nine months ended September 30, 2005. Additionally, the final independent appraisals of the Transact and Movilcarga purchase price allocations resulted in an increase to the amount recorded for amortizable intangible assets of $2.4 million and a decrease to goodwill of $1.4 million, after the impact of deferred income taxes. Amortization of intangible assets for the nine months ended September 30, 2005 was $4.6 million. The following table summarizes the activity for the nine months ended September 30, 2005:

	Amortizable		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2004	$28,930	$183,668	$212,598
Increases (decreases):
Acquisition of Telerecarga	11,351	42,225	53,576
Other acquisitions	8,251	33,555	41,806
Adjustment to Transact	1,789	(1,025)	764
Adjustment to Movilcarga	568	(338)	230
Amortization	(4,599)	—	(4,599)
Other (primarily changes in foreign currency exchange rates)	(2,270)	(6,580)	(8,850)

Balance as of September 30, 2005	$44,020	$251,505	$295,525

Deferred tax assets
Current and non-current deferred tax assets totaled $11.0 million and $10.1 million as of September 30, 2005 and December 31, 2004, respectively. The increase in these balances as of September 30, 2005 is due to the recognition of deferred tax assets generated during the nine months ended September 30, 2005.
Other assets
Other assets decreased to $10.4 million at September 30, 2005 from $12.7 million at December 31, 2004 primarily due to the Company exercising the option to purchase an additional 41% interest in ATX. As of December 31, 2004, we used the “cost method” of accounting for our 10% interest in ATX of $2.9 million. With our increase in ownership from 10% to 51%, we are now required to consolidate ATX’s financial position and results of operations, whereas, other assets formerly included our minority investment in ATX. This increase was partially offset by approximately $0.4 million in capitalized deferred financing costs incurred through September 30, 2005 related to the $175 million in Contingent Convertible Debentures issued in October 2005.
Accounts payable
Accounts payable increased to $179.7 million at September 30, 2005 from $155.1 million at December 31, 2004. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. A majority of the increase of $24.6 million is due to the acquisition of Telerecarga, which has $40.5 million in accounts payable as of September 30, 2005. This increase was partially offset by decreases in accounts payable in our Prepaid Processing Segment related to the timing of the settlement process, primarily at our Prepaid Processing Segment subsidiary in the U.K.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities decreased to $70.6 million at September 30, 2005 from $107.6 million at December 31, 2004. This $37.0 million decrease is primarily due to the settlement of the $39.1 million and $13.0 million purchase price liabilities for the Transact earn-out and Movilcarga acquisition, respectively, that were accrued as of December 31, 2004. These decreases were partially offset by $11.9 million in accrued expenses and other current liabilities as of September 30, 2005 related to companies acquired during the nine months ended September 30, 2005 and $6.2 million in liabilities recorded related to accounts receivable financed with recourse discussed in Note 2 – Significant Accounting Policies and Practices. The remaining decrease of $3.0 million is due to the timing of recognition and payment of various accrued expenses and other current liabilities across all of our operations.
Deferred revenue
Deferred revenue decreased to $6.7 million as of September 30, 2005 from $9.9 million as of December 31, 2004 due to difference in timing of cash receipts and revenue recognition for certain contracts, primarily for ATM outsourcing in India and software installation in the Software Solutions Segment.
Debt obligations and capital leases
As of September 30, 2005, total indebtedness decreased to $164.0 million from $166.2 million as of December 31, 2004. A summary of the activity in our debt obligations for the nine months ended September 30, 2005 is as follows:

				1.625%
				Convertible
	Short-Term			Debentures
(in thousands)	Obligations	Lines of Credit	Capital Leases	Due Dec. 2024	Total
Balance at December 31, 2004	$4,862	$—	$21,297	$140,000	$166,159
Indebtedness incurred	1,599	19,269	2,880	—	23,748
Repayments	(525)	(19,269)	(5,309)	—	(25,103)
Interest accrued	—	—	1,326	—	1,326
Foreign exchange gain	(250)	—	(1,881)	—	(2,131)

Balance at September 30, 2005	5,686	—	18,313	140,000	163,999

Less — current maturities	(5,686)	—	(5,037)	—	(10,723)

Long-term obligations at September 30, 2005	$—	$—	$13,276	$140,000	$153,276

Deferred income tax liabilities
Current and non-current deferred tax liabilities totaled $29.4 million and $19.4 million as of September 30, 2005 and December 31, 2004, respectively. The increase of $10.0 million was partially due to $7.0 million of additions to deferred tax liabilities in connection with the Company’s acquisitions of Dynamic Telecom, Telerecarga, ATX, TelecommUSA and Europlanet. Additionally, we recorded an increase of $1.0 million related to an adjustment to the value of Transact and Movilcarga’s amortizable intangible assets. The remaining increase is due to the recording of additional deferred tax liabilities and fluctuation in foreign currency exchange rates, offset by amortization of acquisition-related deferred taxes, during the nine months ended September 30, 2005.
Total stockholders’ equity
Total stockholders’ equity increased to $196.3 million at September 30, 2005 from $141.9 million at December 31, 2004. This $54.4 million increase is primarily the result of:
•	$18.9 million in net income for the nine months ended September 30, 2005;

•	$34.0 million in shares issued for acquisitions;

•	$7.7 million from the exercise of options, employee stock purchases and amounts recorded for awards of restricted stock; and

•	Offset by $6.2 million increase in accumulated other comprehensive loss.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During the second quarter 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The proposed changes include, among other things: 1) recording contingent liabilities (including earn-out obligations) at estimated value at the acquisition date, with subsequent adjustments being recorded in net income, rather than as an adjustment to goodwill, and 2) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. If adopted, the changes would be effective for Euronet for acquisitions on or after January 1, 2007. We have not yet completed our analysis of the estimated impact that the adoption of the potential accounting amendment would have on our financial position and results from operations, however, the impact may be significant.
During the second quarter 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions,” a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” The final interpretation has not yet been issued and may, therefore, not be effective for our fiscal year ending December 31, 2005. The proposed interpretation would require that the sustainability of tax positions achieve a “probable” level before being recorded as a reduction to income tax expense, similar to the assessment of contingent liabilities prescribed in SFAS No. 5, “Accounting for Contingencies.” If the proposed interpretation is issued in its current form, we expect that the impact on our income tax expense could be significant.
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
We have a substantial amount of indebtedness. As of September 30, 2005, our total liabilities were $468.0 million and our total assets were $664.3 million. Adjusted for the October 2005 closing of $175 million in Contingent Convertible Debentures Due 2025, our total liabilities as of September 30, 2005 would have been $643.0 million. In addition, we estimate that we will have to pay approximately $20.0 million during the years 2005 through 2008 as deferred consideration in connection with the EPS, Movilcarga and Dynamic Telecom acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy any payment obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
During the period from January 1, 2000 through December 31, 2002, we reported a net loss in each of these fiscal years, primarily attributable to our investments for the expansion of our business. We believe these investments have recently started to produce positive results for us, as evidenced by our reporting of net income of approximately $18.4 million and $18.9 million for the fiscal year ended December 31, 2004 and nine months ended September 30, 2005, respectively. We may experience operating losses again in the future while we continue to concentrate on expansion of our business and increasing our market share.
Restrictive covenants in our credit facilities may adversely affect us.
Our credit facilities contain a variety of restrictive covenants that limit our ability to incur debt, make investments, pay dividends and sell assets. In addition, these facilities require us to maintain specified financial ratios, including Debt to EBITDA and EBITDAR to fixed charges, and satisfy other financial condition tests, including a minimum EBITDA test. See ‘‘Description of Credit Facility.’’ Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facilities. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a substantial portion of our assets as security under the credit facilities. If the lenders under either credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness, including the notes.
The Debt to EBITDA ratio contained in the credit facilities limits our ‘‘total funded debt’’ to not more than 3.25 times our EBITDA for the last four quarters, and our total senior funded debt to not more than 2.75 times our ‘‘EBITDA’’ in each case as defined in the credit facilities. EBITDA includes the historical pro forma effect of any acquisitions to the extent agreed to by the lenders. ‘‘Total Funded Debt’’ is defined as certain debt minus proceeds of the December 2004 and this offering so long as such proceeds are deposited in designated accounts. Following this offering, we will only be able to utilize the proceeds of this offering or incur additional debt to the extent that, after giving effect to such utilization, our debt (less the remaining amount of proceeds in such account) is less than 3.25 times our EBITDA and our total senior funded debt is less than 2.75 times our EBITDA, including historical pro forma effect of any acquisitions. Accordingly, our ability to use the proceeds of this offering or incur additional debt for purposes other than debt repayment or for acquisitions that increase our EBITDA, will be limited until such time as our EBITDA increases.

Our business may suffer from risks related to our recent acquisitions and potential future acquisitions.
A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. We cannot assure you that we will be able to consummate such future transactions. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions, which could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
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
We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to 12 months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is exacerbated by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable. Increasing consolidation in the banking industry could make this process less predictable.
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
Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile telephone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia and Ireland, the conversion of scratch cards from mobile operators to electronic forms of distribution is either complete or nearing completion. Therefore, these factors will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins by mobile operators as well as retailer churn. The combined impact of these factors in fully mature markets is a flattening of growth in the revenues and profits that we earn in these markets. These factors could adversely impact our financial results as the markets in which we conduct the prepaid business mature.
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
In the U.S. and certain other countries, patent protection legislation permits the protection of processes. We employ certain processes in various markets that have been used in the industry by other parties for many years, and which we and other companies using the same or similar processes consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes employed in the prepaid processing industry in the U.S. and elsewhere. The question whether a process is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes we use, we would be required to defend ourselves against such claim and if unsuccessful, would be required to either modify our processes or pay license fees for the use of such processes. This could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.
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
Our operating results in the money transfer business depend in part on continued worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (OFAC), Bank Secrecy Act (BSA), Financial Crimes Enforcement Network (FINCEN) and Patriot Act regulations.
Our money transfer business primarily focuses on customers who immigrate to the United States from Latin American countries in search of employment and then send a portion of their earnings to family members in Latin America. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN and the Patriot Act will be important to our success in achieving growth and an inability to do this could have an adverse impact on our revenue and earnings. Changes in federal policies toward immigration may have a negative affect on immigration in the U.S., which could also have an adverse impact on our money transfer revenues.
Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. To achieve this expansion, we plan to initially focus on growth in the U.S. and Latin America market by increasing our sending locations in existing states and then expanding into other states by leveraging our prepaid processing terminal base. Expansion of our money transfer business to other states in the U.S. and internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop. If we are unable to successfully to apply the money transfer product to our existing terminal base or obtain the necessary licensing and other regulatory approvals, we may not realize expected results.
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
We are subject to regulation by the U.S. states in which we operate, by the federal government and by the foreign governments of the countries in which we operate. Changes in the laws, rules and regulations or these governmental entities could adversely impact our money transfer business and make it more difficult for our customers to initiate money transfers. This could have a material adverse impact on our results of operations, financial condition and cash flow.
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
The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from ‘‘interchange fees’’ that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to greatly influence these fees, which may increase or decrease over time. A significant decrease in the interchange fee in any market could adversely affect our results in that market.
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
We are required under German law and the rules of financial transaction switching networks in all of our markets to have ‘‘sponsors’’ to operate ATMs and switch ATM transactions. Our failure to secure ‘‘sponsor’’ arrangements in any market could prevent us from doing business in that market.
Under German law, only a licensed financial institution may operate ATMs, and we are therefore required to have a ‘‘sponsor’’ bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these ‘‘sponsor’’— type arrangements with financial institutions.
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
EFT Processing Segment— Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs offer ATM network and outsourcing services that compete with us in various markets. None of these competitors have dominant market share. Competitive factors in our EFT Processing Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.
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
Prepaid Processing Segment— We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies.
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
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors, including First Data Corporation, Global Payments, Moneygram and others who are larger than we are have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services.
Software Solutions Segment— We believe we are the leading supplier of electronic financial transaction processing software for the IBM iSeries (formerly AS/400) platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specific target customers consisting of financial institutions that operate their back office systems with the IBM iSeries.
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
We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Spain, Greece, Croatia, India, Serbia, Bulgaria, Russia, Egypt and China, and have operations in other countries in Central Europe, the Middle East and Asia. We expect to continue to expand our operations to other countries in these areas. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Hungary, Poland, the Czech Republic, Romania, Slovakia, Croatia, Bulgaria, Russia and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to market economies. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.
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
While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (VAT), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services.

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
Our consumer money transfer operations subject us to foreign currency exchange risks as our customers deposit U.S. dollars at our retail locations in the United States and we typically deliver funds denominated in the home country currencies to beneficiaries in Mexico and other Latin American countries.
Our directors and officers, together with the entities with which they are associated, owned about 13% of our Common Stock as of September 30, 2005, giving them significant control over decisions related to our Company.
This control includes the ability to influence the election of other directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.
An additional 13.6 million shares of Common Stock (including the 4.3 million shares issuable upon conversion of the October 2005 Contingent Convertible Debentures) could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of September 30, 2005, we had an aggregate of 4.0 million options outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock on exercise. Of this amount, 1.9 million options are currently vested, which means they can be exercised at any time. Approximately 0.4 million additional shares of our Common Stock are issuable in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.7 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of EPS, Melfur and Dynamic Telecom under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Accordingly, approximately 13.6 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (more shares could be issuable if our share price declines).

Of the 4 million total options outstanding, an aggregate of 1.2 million options are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above, would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the nine months ended September 30, 2005, 86% of our revenues were generated in non-U.S. dollar countries compared to 89% for the nine months ended September 30, 2004. This slight decrease as compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We estimate that a 10% depreciation in foreign currency exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $2.5 million decrease and that a 10% appreciation in foreign currency exchange rates of the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee against the U.S. dollar would have the combined effect on reported net income and working capital of a $2.5 million increase. This effect was estimated by segregating revenues, expenses and working capital by the U.S. dollar, Hungarian forint, Polish zloty, British pound, Indian rupee and euro and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations. It does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.
We are also exposed to foreign currency exchange rate risk in the money transfer service that was launched during the second quarter 2005. This portion of our business is currently insignificant, however, we expect that it will grow rapidly. A majority of this business involves different send and receive currencies, in which we receive a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions are shortly after they are initiated.
Interest rate risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. Currently, we do not hold any derivative instruments.
As of September 30, 2005, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $164.0 million, approximately 85% relates to our $140 million Convertible Debentures that accrue interest at a rate of 1.625% per annum. The remainder relates to capitalized leases with fixed payment and interest terms that expire between 2005 and 2011. We do not currently have any borrowings outstanding against our revolving credit facilities, however, should we borrow the full amount available under these facilities and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of $0.5 million.
As discussed in Note 11 – Subsequent Events to the Unaudited Consolidated Financial Statements, during October 2005, we completed the offering of $175 million in 3.50% Contingent Convertible Debentures Due 2025. The issuance of these debentures will increase interest expense by approximately $1.7 million per quarter and $6.9 million per year, including amortization of debt issuance costs.
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
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
November 3, 2005

By:	/s/ MICHAEL J. BROWN

Michael J. Brown Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller Chief Financial Officer

Exhibit Index

Exhibit	Description
2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between Euronet Worldwide, Inc. and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among Euronet Worldwide, Inc., Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of Transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of Transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.7	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.10	Specimen 1.625% Convertible Senior Debenture Due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on February 5, 2005 and incorporated by reference herein)

4.11	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.12	Purchase Agreement, dated as of September 28, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

Exhibit	Description
4.13	Registration Rights Agreement, dated as of October 4, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.14	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.11)

10.1	Agreement, dated November 20, 2003, between Euronet Worldwide, Inc. and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.5	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and James P. Jerome, Executive Vice President (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.6	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.7	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.8	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.9	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.10	Restricted Share Award Agreements between Euronet Worldwide, Inc. and Michael J. Brown, Daniel R. Henry, Rick L. Weller and Jeffrey B. Newman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein)

10.11	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.12	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.13	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004)

10.14	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.15	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle-East and Africa (EMEA) (filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein)

10.16	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004)

10.17	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2004)

10.18	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (filed as exhibit 10.17 to the

Exhibit	Description
Company’s Annual Report on Form 10-K filed on March 15, 2005)

10.19	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated April 12, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.20	Revision to Service Agreement between Euronet Worldwide, Inc. and Paul Althasen, dated April 12, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.21	Amendment No. 1 and Limited Waiver to $10,000,000 U.S. Credit Agreement dated December 14, 2004 (filed as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.22	Amendment No. 1 and Limited Waiver to $30,000,000 GBP/Euro Credit Agreement dated December 14, 2004 (filed as exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.23	Amendment No. 2 to $10,000,000 U.S. Credit Agreement dated March 14, 2005 (filed as exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.24	Amendment No. 2 to $30,000,000 GBP/Euro Credit Agreement dated March 14, 2005 (filed as exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.25	Amendment No. 3 to $10,000,000 U.S. Credit Agreement dated May 25, 2005 (filed as exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.26	Amendment No. 3 to $30,000,000 GBP/Euro Credit Agreement dated May 25, 2005 (filed as exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.27	Amendment No. 4 to $10,000,000 U.S. Credit Agreement dated June 8, 2005 (filed as exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.28	Amendment No. 4 to $30,000,000 GBP/Euro Credit Agreement dated June 8, 2005 (filed as exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.29	Amendment No. 5 to $30,000,000 GBP/Euro Credit Agreement dated June 16, 2005 (filed as exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.30	Amended and Restated Revolving Note, $40,000,000 dated June 16, 2005 (filed as exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.31	Amendment No. 5 to $10,000,000 U.S. Credit Agreement dated July 15, 2005

10.32	Amendment No. 6 to $10,000,000 U.S. Credit Agreement dated September 28, 2005

10.33	Amendment No. 6 to $30,000,000 GBP/Euro Credit Agreement dated July 15, 2005

10.34	Amendment No. 7 to $30,000,000 GBP/Euro Credit Agreement dated September 28, 2005

10.35	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated October 4, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated by reference herein)

31.1	Section 302 – Certification of Chief Executive Officer

31.2	Section 302 – Certification of Chief Financial Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer