Form 10-K
period 2005-12-31
EURONET WORLDWIDE INC
filed 2006-03-10
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 000-31648

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
Common Stock, $0.02 par value
Preferred Stock Purchase Rights

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $888 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2005.
At February 28, 2006, the registrant had 36,816,431 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
OVERVIEW
General Overview
Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic transaction processor, offering automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; integrated electronic financial transaction (“EFT”) software; network gateways; electronic prepaid top-up services to financial institutions, mobile operators and retailers, as well as electronic consumer money transfer and bill payment services. We operate the largest independent pan-European ATM network and the largest national private shared ATM network in India, and are one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia and have 15 principal offices in Europe, four in the Asia-Pacific region; three in the U.S. and one in the Middle East. We serve clients in more than 80 countries. Our executive offices are located in Leawood, Kansas, U.S.
As of December 31, 2005, we operated in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 7,211 ATMs and more than 30,000 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM, POS and card management solutions; and electronic recharge services (for prepaid mobile airtime purchases via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide prepaid processing, or top-up, services for mobile airtime and other prepaid products. We operate a network of more than 237,000 POS terminals providing electronic processing of prepaid mobile phone airtime top-up services across more than 127,000 retailers in the U.S., Europe, Africa and Asia Pacific. This segment also includes our money transfer and bill payment business through Euronet Payments and Remittance, Inc. (“Euronet Payments and Remittance”), which was formed upon the 2005 acquisition of TelecommUSA, a company that provides electronic money transfer services to customers from the U.S. to destinations in Latin America, and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
Historical Perspective
The first company in the Euronet group was established in 1994 as a Hungarian limited liability company. We began operations in 1995, setting up a processing center and installing our first ATMs in Budapest, Hungary. We commenced operations in Poland and Germany in 1995 and 1996, respectively. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly owned subsidiaries of Euronet Services Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide Inc. in August 2001.
Until December 1998, we devoted substantially all of our resources to establishing and expanding our ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic and Croatia) and Germany. In December 1998, we acquired Arkansas Systems, Inc. (now known as “Euronet USA”), a U.S.-based company that produces electronic payment systems software for retail banks internationally and was a leading electronic payment software system for the IBM iSeries (formerly AS/400) platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to POS devices, credit and debit card operations, the Internet, and telephone and mobile banking. We have invested in software research, development and delivery capabilities and have integrated our EFT Processing Segment and Software Solutions Segment. These two complementary segments present cross-selling opportunities within our combined customer base. We also use the electronic payment software system owned by Euronet USA in our operations center, creating opportunities to leverage the core infrastructure and software to provide innovative value-added e-commerce products and services.
Between 1999 and 2001, we expanded our presence to Egypt and to Western and Southern Europe including Greece, France and, in particular, the U.K., where we established a sizeable independent ATM network. We opened offices in each of these countries, and began to deploy Euronet-branded ATMs in addition to selling ATM outsourcing and network participation products and services.
Throughout 2001 and 2002, Euronet focused on the development of products to enhance transaction functionality via new and existing products, including mobile banking and event messaging. Another new product line, Electronic Recharge, was added, which enabled customers to purchase prepaid mobile airtime from ATMs, POS terminals and directly from the mobile handset. Unlike in the U.S., where mobile phones companies have historically promoted postpaid plans, mobile phone companies in other countries generally promote prepaid plans. Thus, we saw processing prepaid transactions as an expansion opportunity.
In 2002, we opened a small office in Slovakia to support expanding efforts in Central Europe and entered into ATM outsourcing agreements with banks in that country. We also entered India, one of the largest emerging markets for ATM and card growth potential, by establishing the first and now the largest national private shared ATM network, called Cashnet, and then began to sell ATM outsourcing. In the Indian market, we are focusing on ATM outsourcing services and electronic recharge products for replenishing prepaid mobile airtime via ATMs.
Euronet has progressively shifted its strategy from operating Euronet-owned ATMs to managing outsourced ATMs for banks. In January 2003, we sold our U.K. ATM network and simultaneously signed a five-year ATM outsourcing agreement with the buyer (See Note 13 – Gain on Disposition of U.K. ATM Network to the Consolidated Financial Statements). Additionally, in September 2003 we sold our 272 ATMs in Hungary to an established Hungarian financial institution. In connection with the sale, we concurrently entered into a long-term outsourcing agreement and cash sponsorship arrangement with the financial institution. We sold our ATM operations in France in May 2002 due to the imposition of stringent new safety requirements for the operation of ATMs, which made it difficult to operate ATMs profitably in that market.
Also in 2003, Euronet complemented its existing two business segments by acquiring a third business, e-pay Limited (“e-pay”), which had offices in U.K. and Australia. e-pay focuses on processing transactions for prepaid services, primarily prepaid mobile airtime. We started reporting e-pay’s results in a new segment called the Prepaid Processing Segment. With this acquisition, we added offices in London and Sydney. Subsequent to this acquisition, e-pay expanded its operations into New Zealand, Ireland, Spain and Poland. Additionally, e-pay U.K. owns 40% of the shares of e-pay Malaysia, a company that offers electronic top-up in Malaysia and Indonesia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through POS terminals. For more information on the e-pay acquisition (See Note 4 – Acquisitions to the Consolidated Financial Statements).
Throughout 2003 and 2004, we expanded the Prepaid Processing Segment with acquisitions in Germany, Spain and the U.S. In November 2003, we acquired the German company, Transact Elektronische Zahlungssysteme GmbH (“Transact”), the market leader in electronic processing of prepaid mobile airtime top-up services in Germany. With this acquisition, we added an office in Munich. In November 2004, we established a Spanish entity, of which we hold 80%, which purchased all of the prepaid processing and distribution assets from Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company. With this acquisition we added an office in Monzon, Spain. In the U.S. prepaid business, we enhanced our wholly owned subsidiary, PaySpot, Inc. (“PaySpot”), with four acquisitions of U.S.-based prepaid companies. In September 2003, we purchased all of the assets and assumed certain liabilities of Austin International Marketing and Investments, Inc. (“AIM”); in January 2004, PaySpot acquired 100% of the shares of Prepaid Concepts, Inc. (“Precept”); in May 2004, PaySpot acquired 100% of the assets of Electronic Payment Solutions (“EPS”); and in July 2004, PaySpot also acquired 100% of the shares of Call Processing, Inc (“CPI”).
In 2004, we expanded our EFT Processing Segment by increasing our Romanian office to support ATM outsourcing services and by establishing small administrative offices in Bulgaria and Russia to evaluate market opportunities in those countries. In July 2005, we further expanded our EFT Segment with the formation of a joint venture, Euronet Middle East, in Bahrain with Arab Financial Services Company B.S.C (c) (“AFS”), a regional leader in card outsourcing business, to offer ATM outsourcing services to financial institutions across the Middle East, North Africa, Gulf region and Pakistan. We own 49% of the shares of Euronet Middle East. In October 2005, we acquired Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region.
We continued to focus on expanding our Prepaid Processing Segment in 2005. In March 2005, we acquired 100% of the assets of Telerecarga S.A. (“Telerecarga”), a Spanish prepaid wireless top-up company. With this acquisition, we added an office in Madrid, Spain. We also increased our ownership stake in ATX Software Ltd. (“ATX”), a U.K.-based provider of electronic prepaid voucher solutions in Europe, Africa and other areas, from 10% to 51%. At the same time, we acquired 100% of the assets of Dynamic Telecom, Inc. (“Dynamic”), a prepaid service provider in the U.S. In May 2005, we launched our money transfer and bill payment services with the acquisition of TelecommUSA. With this acquisition, we formed Euronet Payments and Remittance and added an office in Charlotte, North Carolina, U.S. and we now provide electronic consumer money transfer services from the U.S. to destinations in Latin America, and bill payment services within the U.S. In two separate transactions, one in April 2005 and one in December 2005, we purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing our share ownership in Europlanet to 100%. Europlanet is a debit card processor that owns, operates and manages a network of ATMs and POS terminals. For more information on these acquisitions see Note 4 – Acquisitions to the Consolidated Financial Statements.

Subsequent Developments
In January 2006, through our 75% owned joint venture with Ray Holdings (“Euronet China”), we entered the Chinese market with an ATM outsourcing agreement with Postal Savings and Remittance Bureau (“PSRB”). PSRB is the fifth largest state-owned financial institution in China. This agreement establishes us as the first and currently the only provider of end-to-end ATM outsourcing services in China. We have established a data processing center and a local office in Beijing to serve the Chinese market.
Additionally, in January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that developed a leading card issuing and merchant acquiring software package. The Essentis payment card issuing and merchant acquiring system is specifically designed to meet the needs of international institutions. Currently, banks such as Bank of China, UBS, Moneris and ABN Amro, among others, are using Essentis Software. In addition to traditional software licensing, professional services and maintenance, we believe that the Essentis software will enable us to enter into and grow the merchant acquiring and card issuing activities as an outsourcer and allow us to cross-sell our other EFT outsourcing offerings to Essentis customers.
BUSINESS SEGMENT OVERVIEW
For a discussion of operating results by segment, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19 – Business Segment Information to the Consolidated Financial Statements.
EFT PROCESSING SEGMENT
Overview
Our EFT Processing Segment provides outsourcing and network services to banks and mobile phone companies primarily in the developing markets of Central and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Albania, Serbia and Montenegro and Greece), Africa (Egypt, Uganda and Nigeria), India and China, as well as in developed countries of Western Europe (Germany and the U.K.). We provide these services either through our Euronet-owned ATMs or through contracts under which we operate banks’ ATMs. Although all of these markets present market opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the ATM services business are greater in the developing countries.
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based revenue. We receive fixed monthly fees under many of our outsourced management contracts. This element of revenue has been increasing over the last few years. Revenue sources of the EFT Processing Segment also include POS and Card network management revenue and prepaid mobile phone recharge revenue from ATM or mobile phone handsets and ATM advertising revenue. The number of ATMs we operated increased from 5,742 at December 31, 2004 to 7,211 at December 31, 2005.
We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to banks, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years as indicated in the following table:

Total Transactions Per Year
2001	2002	2003	2004	2005
57 million	79 million	115 million	232 million	361 million
The number of transactions processed monthly grew from approximately 26 million in December 2004 to approximately 36 million in December 2005.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Athens, Greece; Belgrade, Serbia and Montenegro; and Beijing, China. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package. Our significant processing centers in Budapest and Mumbai both have an off-site real-time back up iSeries computer. This backup serves to replicate our existing data center and in the event of failure, it would be used to bring up our system using data from our principal processing center. The processing centers’ data backup systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. Our software package is state-of-the-art and conforms to all relevant industry standards. The processing centers’ computers operate our ATMs and interface with banks and international transaction authorization centers, including over 60 host-to-host connections with banks and card organizations. Our EFT processing centers have been certified by a number of transaction exchange entities, such as Visa, LINK and Europay/MasterCard.

EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to banks and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing bank networks of ATMs, development of new ATM networks on a complete turn-key basis, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, and cash settlement, forecasting and reporting. Since our infrastructure is sufficiently robust to support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than card acceptance agreements, described below.
Euronet-Branded ATM Transaction Processing
Euronet has a network of ATMs in central European countries that are branded as Euronet ATMs. To manage this ATM network, our operations center uses our Software Solutions Segment’s Integrated Transaction Management (“ITM”) core software solution. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of banks and international card organizations such as American Express, Diners Club International, Visa, MasterCard, China Union Pay and Europay organizations. This ability is accomplished through our agreements and relationships with these banks, international credit and debit card issuers and international associations of card issuers.
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
We generally receive fees from our customers for four types of ATM transactions:
•	cash withdrawals,

•	balance inquiries,

•	transactions not completed because the relevant card issuer does not give authorization, and

•	prepaid telecommunication recharges.
Card Acceptance or Sponsorship Agreements
Our agreements with banks and international card organizations generally provide that all credit and debit cards issued by the customer bank or organization may be used at all ATM machines we operate in a given market. In most markets, we have agreements with a bank under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing bank or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a bank to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the bank provides the cash needed to complete transactions on the ATM, although we have contracted for cash supply with a cash supply bank in the Czech Republic. Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or are adjusted for inflation. Transaction fees are billed to banks and card organizations with payment terms typically no longer than one month.

Other Products and Services
Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include electronic bill payment, ATM advertising and recharge (purchasing prepaid airtime from ATM and mobile phone devices) transactions. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers and intend to implement additional services as markets develop.
In Poland, Hungary, Croatia, Romania, Czech Republic, U.K., Egypt, and India, we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We have either established or adapted networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts. We began to distribute prepaid mobile telephone vouchers on our networks in Hungary and Poland in November 1999. In May and October 2000, we added this service to our Czech Republic and Croatian ATM networks, respectively. In Poland, Hungary and Croatia, we have contracts with all of the local mobile operators.
We include transaction fees payable under the electronic recharge solutions that we distribute through our ATMs in EFT Processing Segment revenues. Fees for recharge transactions vary substantially from market to market and are based on the specific prepaid solution and the denomination of prepaid usage purchased. Any or all of these fees may come under pricing pressure in the future.
In an automatic ATM recharge transaction, our ATM prompts a consumer through a series of ATM screens, during which the customer’s credit or debit card is used to make payment for the recharge transaction. The card transaction is processed and settled to us in the same fashion as a typical ATM transaction. We then send a signal to the mobile operator requesting credit to the customer’s account for the amount of the transaction. The credit takes place automatically, and the customer receives a message confirming the transaction. Our Mobile Recharge transaction follows the same pattern, but the transaction occurs with screens directly on the mobile phone. These recharge transactions are similar to “top up” transactions in our Prepaid Processing Segment, but since they are transmitted from our ATMs or mobile phone handsets and proceed through our ATM operations center and managed by our ATM operations group, they will continue to be reported in the EFT Processing Segment.
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
We have expanded our outsourced management solutions beyond ATMs to include card and POS terminal management and additional services, such as bill payment and prepaid mobile operator solutions. We support these services using our proprietary software products.
Since 1996, we have sold advertising on our network. Clients can display their advertisements on our ATM video screens, on the ATM receipts and on coupons dispensed with cash from the ATMs.
EFT Processing Segment Strategy
We believe banks in both the developing and developed markets are becoming more receptive to outsourcing the operation of their ATMs, POS and Card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us and we offer them to banks under outsourcing contracts. The expansion and enhancement of our outsourced management solutions, in new and existing markets, will remain an important business opportunity for Euronet. Increasing the number of bank-owned ATMs that we operate under management agreements should provide continued growth while minimizing the capital we place at risk.
We continually strive to make our own ATM networks more efficient by eliminating the underperforming ATMs and installing ATMs in more desirable locations. Moreover, we will make selective additions to our own ATM network if we see market demand and profit opportunities.
The EFT Segment’s ATM and Mobile Recharge line of services was substantially strengthened through complementary services offered by our Prepaid Processing Segment, where we provide top-up services through POS terminals. We intend to expand our technology and business methods into other markets where we operate and expect to leverage our relationships with mobile operators and banks in those markets to cross-sell and to facilitate expansion.
Seasonality
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
Segment Significant Customers and Government Contracts
No individual customer makes up greater than 10% of consolidated total revenue and we do not have any government contracts in the EFT Processing Segment. Our outsourcing contracts generally provide for a term of three to seven years and are automatically renewed unless either party provides written notice of non-renewal prior to the termination date. In some cases, the contracts are terminable by either party upon six months notice.
Competition
Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to banks and independent ATM deployers in that country. Large, well-financed companies that operate ATMs offer ATM network and outsourcing services also compete with us in various markets. None of these competitors have a dominant market share. Competitive factors in our EFT Processing Segment include network availability and response time, price to both the bank and to its customers, ATM location and access to other networks.
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
PREPAID PROCESSING SEGMENT
Overview
We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific; money transfer services to customers from the U.S. to destinations in Latin America; and bill payment services to customers within the U.S. and Poland We are one of the largest providers of prepaid processing, or “top-up” services, for prepaid mobile airtime. We provide electronic top-up services for prepaid mobile airtime primarily in the U.K., Germany, Spain, Poland, Ireland, Australia, New Zealand, Malaysia, Indonesia and the U.S. on a network of more than 237,000 POS terminals across more than 127,000 retailer locations.
We began reporting the results of this segment in the first quarter 2003 after we acquired e-pay. As discussed above, we have continually expanded this business and plan to further expand our top-up business in our existing markets and other markets by taking advantage of our existing expertise together with relationships with mobile operators and retailers. For more details on our Prepaid acquisitions, see “General Overview—Historical Perspective.”
In May 2005, we launched our money transfer and bill payment services, Euronet Payments and Remittance, with the acquisition of TelecommUSA, a licensed money transfer and bill payment company in the U.S. Our patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and Integrated Cash Register Systems (“ICR”). Transactions can also be initiated through PC, fax or telephone. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Munich, Germany; Monzon and Madrid, Spain; and Leawood, Kansas, U.S.A. The Basildon, Madrid and Munich processing centers have off-site real time backup processing centers that are capable of providing high availability in the event of failure of the primary processing centers. Our processing centers in Monzon and the U.S.A. have on-site backup systems designed to prevent the loss of transaction records due to power failure.
Sources of Revenue
The major source of revenue generated by our Prepaid Processing Segment is commissions or processing fees received from mobile operators and other telecommunications service providers or from distributors of prepaid wireless products for the distributions and/or processing of prepaid mobile airtime and other telecommunication products. Revenue sources of the Prepaid Processing Segment also includes revenue earned through the charging of a transaction fee, as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates for our money transfer and bill payment services. We have origination and distribution agents in place for our money transfer services, which each earn a fee for the cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.

Customers using mobile phones pay for their usage in two ways:
•	through “postpaid” accounts, where usage is billed at the end of each billing period, and

•	through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage.
Although mobile operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the trend in most European and other countries offering wireless services has shifted toward prepaid accounts. This shift is driven, according to Ofcom, formerly Oftel (the U.K. telecommunications regulator) surveys, by customers’ belief that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures. Moreover, the mobile operators in developing markets favor prepaid because they do not take the credit risk with respect to payment for airtime usage. In certain developing markets, the majority of mobile phone subscriptions are prepaid.
Currently, two principal methods are available to credit prepaid accounts (referred to as “top-up” of accounts). The first is through the purchase of “scratch cards” bearing a PIN (personal identification number) that, when entered into a customer’s mobile phone account, credits the account by the value of airtime purchased. Scratch cards are sold predominantly through retail outlets. The second is through various electronic means of crediting accounts using POS terminals. Electronic top-up (or “e-top-up”) methods have several advantages over scratch cards, primarily because electronic methods do not require the cost of creation, distribution and management of a physical inventory of cards or involve the risk of losses stemming from fraud, theft and mismanagement.
Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, a shift has occurred in these markets away from usage of scratch cards to more efficient e-top-up methods. In the U.K., for example, we estimate that in early 2000 approximately 10% of all top-ups were performed through e-top-ups and 90% through scratch cards. By December 2005, we estimate that as much as 90% of all U.K. top-ups in the retail channel were performed through e-top-ups and only 25% through scratch cards. This estimation excludes other methods of top-up through channels such as ATMs and/or directly with a mobile network operator.
Our Prepaid Processing Segment processes the distribution of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. In some markets, we enter into agreements with mobile phone operators and connect directly to their back-office systems. In other markets (such as Germany, Poland and the U.S.), we distribute mobile phone time by connecting directly to the mobile operators or by purchasing PINs that enable airtime top-up from third party sources who have negotiated with the mobile operator. We then distribute the mobile phone time electronically through POS terminals, either via a direct credit from the mobile operator to the mobile phone, or via the sales of PINs. The business has grown rapidly over the past few years as new retailers have been added and prepaid airtime distribution has switched from scratch cards to electronic means.
In our prepaid markets, we expand our distribution networks through the signing of new contracts with retailers, and in some markets, through acquisition of existing networks. We also seek to improve the results of our existing networks through the addition of new mobile operators in markets where we do not already distribute all of the available prepaid time and the addition of other prepaid products not necessarily related to the mobile operators. In addition, in the U.S. we are expanding our sales presence in all sales segments. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”) that are paid a commission for delivering us contracts with retailers in their network to distribute PINs from their terminals. Given the role of the ISOs, we typically classify this as indirect sales. In addition to indirect sales, we are increasing our focus on direct relationships with independent convenience store retailers and chains, where we can negotiate direct agreements with the merchant on a multiyear basis.
To distribute PINs, we establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of mobile airtime are completed, the customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the phone time sold. We maintain systems that enable us to monitor the payment practices of each retailer. At e-pay, these amounts are deposited in accounts that are held in trust for the mobile operators. In other countries, retailer accounts are directly debited on a contractually defined basis. No trust arrangements are required currently in other countries with respect to amounts settled to us.
Prepaid Processing Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions for two types of clients, distributors and retailers, across the U.S., Europe, Africa and Asia Pacific, where we currently process POS transactions through retail shops. Both types of client transactions start with a consumer in a retail shop. The consumer uses a specially programmed POS terminal in the shop or the retailer’s electronic cash register (“ECR”) system that is connected to our network to buy prepaid airtime. The customer will select a predefined amount of prepaid airtime from the carrier of his choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile operator or drawing from our inventory of PINs, the purchased amount of airtime will be either credited directly to the account of the consumer’s account or delivered via a PIN printed by the terminal and given to the customer. In the case of PINs printed by the terminal, the customer must then call a mobile operator’s toll free number to activate the purchased airtime to this customer’s mobile account.
One difference in our relationships with various retailers and distributors is how we charge for our services. For distributors and certain very large retailers we charge a processing fee. However, the majority of our transactions occur with smaller retailer clients. With these clients, we receive a commission on each transaction that is withheld from the payments made to the mobile operator, and we share that commission with the retailers.
We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last three years as indicated in the following table:

Total Transactions Per Year
2003	2004	2005
102 million	229 million	348 million
The number of transactions processed monthly grew from approximately 25 million in December 2004 to approximately 38 million in December 2005 at more than 237,000 POS terminals across more than 127,000 retailer locations in the U.S., Europe, Africa and Asia Pacific.
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections to their ECR systems, which are connected to our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain and the U.S.), we own and maintain the POS terminals. In Germany, the terminals are sold to the retailers or to distributors who service the retailer. In all cases, we have contracts with the retailers. Our agreements with major retailers for the POS services typically have two or three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon six months’ notice.
In Germany, distributors have historically controlled the sale of mobile phone scratch cards, and they now are key intermediaries in the sale of e-top-up. Our business in Germany is substantially concentrated in and dependent upon relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our business in Germany. However, we have been establishing agreements with independent retailers in order to diversify our exposure to such distributors.
Money Transfer and Bill Payment Transaction Processing
Our patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and Integrated Cash Register Systems (“ICR”) at retail locations. We currently provide money transfer services from the U.S. to destinations in Latin America and bill payment services within the U.S., where we process POS and ICR transactions through retail shops. Both types of transaction services start with a consumer in a retail shop. The cashier at the retail shop takes the consumer’s card and cash to process a money transfer or bill payment transaction. The cashier swipes the card on a specially programmed POS terminal in the shop or the retailer’s ICR system that is connected to our network, enters the beneficiary number available on the back of the card, dollar amount of the transaction and finally the cashier’s PIN number. The POS device or ICR system then transmits the selected transaction to our data center and using our electronic connection we maintain with the retailer we approve the transaction, which enables the cashier to generate two receipts. The cashier returns the consumer’s card and the first receipt and keeps the second one for his records to show the transaction was completed. It takes approximately 30 seconds to complete a money transfer or bill payment transaction with our patented card-based system on the sender’s side.
We also started offering bill payment services to our Prepaid merchant base in Poland, where we process POS transactions through retail shops.
Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans and prepaid mobile content such as ring tones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer (“EFT”) to process credit and debit card payments for retail merchandise.

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
Growth in our money transfer and bill payment services business will be driven by the continuation of global worker migration patterns; our ability to manage rapid growth; our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally; and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. Currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. Within the U.S., we are focusing on increasing our sending locations in existing licensed states by leveraging our access to over 18,000 terminals in the U.S., and obtaining licenses to operate in other key states. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop.
Seasonality
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
Significant Customers and Government Contracts
No individual customer makes up greater than 10% of consolidated total revenue and we do not have any government contracts in any country within the Prepaid Processing Segment.
Competition
We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we, therefore, compete with them in a number of countries. In other markets, our competition is from smaller, local companies. None of these companies is dominant in any of the markets where we do business.
We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of prepaid mobile airtime for longer than most of our competitors and have significant market share in those markets. We have approximately 40% of the POS recharge market in each of these countries. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this will improve our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets, we hope to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our Transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.
The principal competitive factors in this area include price (that is, the level of commission paid to retailers for each recharge transaction), breadth of mobile operator product and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers.
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include First Data Corporation, Global Payments, Moneygram and others who are larger than we are and have greater resources than us. Recently, we are seeing signs that mobile operators may wish to take over and expand their own distribution networks of prepaid time, and in doing so, they may become our competitors.

SOFTWARE SOLUTIONS SEGMENT
Overview
Through our Software Solutions Segment, we offer an integrated suite of card and retail transaction delivery applications for the IBM iSeries platform and some applications on NT server environments. These applications are generally referred to as Euronet Software. The core system of this product, called “Integrated Transaction Management” (“ITM”), provides for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, Internet banking, mobile banking and event messaging. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We also offer increased functionality to authorize, switch and settle transactions for multiple banks through our GoldNet module. We use GoldNet for our own EFT requirements, processing transactions across multiple countries in Europe and the Asia-Pacific.
Although our Software Solutions Segment is headquartered in the U.S., the majority of our software customer base is international and, in particular, located in developing markets. This international customer mix is largely because our software products, based on the ITM core system, consist of relatively small and inexpensive packages that are appropriate for smaller banks with up to $10 billion in assets and various transaction processing needs. Euronet Software is the preferred transaction-processing software for banks that operate their back office using the IBM iSeries platform, which is also a relatively inexpensive, expandable hardware platform. We believe demand will continue for our software from banks in many markets and throughout the developing world as new banks are established. Once a customer purchases our software and installs the core system, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues.
Our customer services support “follow-the-sun” initiatives, which represent the Company’s commitment to providing same time zone support for our customers worldwide. We have three centers covering Europe; the Middle East and Africa (“EMEA”); the Americas; and Asia-Pacific. This coverage presents several benefits to our customers, including immediate access to live technical support, infrastructure expansion to aid in faster problem resolution and in-depth knowledge of the uniqueness of conducting business in the various regions.
Software Solutions Segment Strategy
Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have found opportunities for cross-selling processing services to our software solutions customers and that our ability to develop, adapt and control our own software gives us credibility with our processing services customers. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution permits us to enter new markets without significant cash outlay. Therefore, although revenues from our Software Solutions Segment are not currently growing significantly, we view it as a valuable element of our overall business strategy. Our software is used by our Budapest, Mumbai, Athens, Beijing and Belgrade processing centers in our EFT Processing Segment, including our Euronet Middle East JV processing center in Bahrain, resulting in cost savings and added value compared to third-party license and maintenance options.
Our strategy in the Software Solutions Segment in 2005 continued to include improvement of the application functionality for our core debit and credit solutions, Internet and telephone banking. Additionally, we focused on expanding our point release process significantly. This process allows existing customers to annually upgrade their systems to current versions of software components, adding new features and functionality and improving the process of installing new products. Our software continues to be upgraded as new compliance mandates from the international card organizations involving initiatives such as EMV (Europay, MasterCard and Visa) chip card support are announced. In 2005, we realized opportunities to sell EMV software to new and existing customers especially in the EMEA region.
During the last five years, we continued our strategy of signing customers to extended long-term software maintenance agreements. We continue to invest in emerging markets and technologies that complement our processing and software solutions.
Seasonality
The Software Solutions Segment is not materially affected by seasonality.
Significant Customers and Government Contracts
No individual consumer makes up greater than 10% of consolidated total revenue and there are no government contracts with any country within the Software Solutions Segment.

Backlog
We define “software sales backlog” as fees specified in contracts, which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2005, the revenue backlog was $4.2 million, compared to $4.3 million at December 31, 2004. The average backlog was $4.0 million in 2005 and $4.9 million for 2004. We intend to continue to focus on expediting the delivery and implementation of software in an effort to deliver existing backlog sales, while simultaneously replenishing the backlog through continuing product sales growth.
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
The Software Solutions Segment has different types of competitors that compete across all EFT software components in the following areas: (i) ATM, network and POS software systems; (ii) Internet banking software systems; (iii) credit card software systems; (iv) mobile banking systems; (v) mobile operator solutions; (vi) telephone banking; and (vii) full EFT software.
Competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products.
PRODUCT RESEARCH, DEVELOPMENT AND ENHANCEMENT
We have made an ongoing commitment to the maintenance and improvement of our products and services. We regularly engage in product development and enhancement activities in each of our business segments aimed at the development and delivery of new products, services and processes to our customers, including:
•	bill payment and presentment,

•	telephone and Internet banking products,

•	applications for mobile devices and

•	wireless banking software products.
We also engage in research and development activities in our Software Solutions Segment to continually improve our core software products.
Our research and development costs for software products to be sold, leased or otherwise marketed totaled $2.7 million in 2005 and 2004 and $4.1 million in 2003. Amounts capitalized were $0.8 million, $0.7 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amounts capitalized are included on our Consolidated Balance Sheet in other long-term assets. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. See Note 22 – Research and Development to the Consolidated Financial Statements for a more detailed summary of the prior three years research and development capitalized costs and related amortization expense.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For a discussion of results from operations, property and equipment, and total assets by geographic location, please see Note 19 – Business Segment Information to the Consolidated Financial Statements.
EMPLOYEES
Our business is highly automated and we outsource many specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, our labor requirements for ongoing operation of our EFT and prepaid networks are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. We also have customer service departments in all divisions to interface, investigate and resolve reported problems in processing transactions. We have technical service departments to implement new connections with banks and mobile operators and adapt POS terminals to our central processing centers.

We had 548 and 651 employees as of December 31, 2003 and 2004, respectively. As of December 31, 2005, the number of employees has increased to 926 due to acquisitions and additional administrative and implementation staff to address our large contracts. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees.
Currently, no union represents any of our employees except in Spain, where we have a union sponsored workers’ representative (Personnel Delegate) elected among our staff. We have never experienced any work stoppages or strikes by our workforce.
GOVERNMENT REGULATION
With the exception of our money transfer business, our business activities do not constitute “financial activities” subject to licensing in any of our current markets. Our money transfer business in the United States is subject to licensing in all of the states where it operates and will be subject to licensing in all foreign markets where it operates. Any expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.
Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany without a sponsor. In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor bank. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with our sponsor bank, or the ability to enter into a similar agreement with another bank in the event of the termination of such agreement. In January 2004, we entered into a new sponsorship agreement with Bankhaus August Lenz (“BAL”) canceling an agreement with DiBa Bank, our previous sponsor bank. We believe, based on our experience, we should be able to find a replacement for BAL if the agreement with BAL is terminated for any reason. The inability to maintain the BAL agreement or to enter into a similar agreement with another bank upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see “Item 1A – Risk Factors – We are required under German law and the rules of financial transaction switching networks in all of our markets to have ‘sponsors’ to operate ATMs and switch ATM transactions. Our failure to secure ‘sponsor’ arrangements in any market could prevent us from doing business in that market.”
INTELLECTUAL PROPERTY
We have registered or applied for registration of our trademarks including the names “Euronet” and “Bankomat” and/or the blue diamond logo in most markets in which we use those trademarks. Certain trademark authorities have notified us that they consider these trademarks to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets but it would prevent us from stopping other parties from using it in competition with Euronet. We have purchased a registration of the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have registered the “e-pay” logo trademark in the U.K. and Australia and will be extending such registration as we expand that business to new markets. We cannot be sure that we will be entitled to use the e-pay trademark in any markets other than those in which we have registered the trademark. Other trademarks Euronet has registered or has registrations pending in various countries include Integrated Transaction Management; ITM; PaySpot; Arksys; Cashnet; Bank24 and Bank Access 24. Additionally, through the acquisition of TelecommUSA, a money transfer and bill payment business, we acquired TelecommUSA’s patented card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of March 1, 2006 are as follows:

		SERVED
NAME	AGE	SINCE	POSITION HELD
Michael J. Brown	49	July 1994	Chairman and Chief Executive Officer
Daniel R. Henry	40	July 1994	Director, President and Chief Operating Officer
Jeffrey B. Newman	51	December 1996	Executive Vice President – General Counsel
Rick L. Weller	48	November 2002	Executive Vice President – Chief Financial Officer
Miro I. Bergman	43	March 1997	Executive Vice President – Chief Operations Officer, Prepaid Processing Segment
John Romney	39	April 2005	Executive Vice President – Managing Director, EMEA
Paul Althasen	41	March 2003	Director, Executive Vice President
AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION
Our website addresses are www.euronetworldwide.com and www.eeft.com. We make all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act available on our website free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding Euronet.
The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Conduct Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website at www.euronetworldwide.com in the “Investors” section. We will also provide printed copies of these materials to any stockholder, upon request to Euronet Worldwide, Inc., 4601 College Boulevard, Suite 300, Leawood, Kansas, U.S.A. 66211, Attention: Investor Relations.

ITEM 1A.	RISK FACTORS
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
This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report.
Risks Related to Our Business
We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business, and such risk could increase if we incur more debt.
We have a substantial amount of indebtedness. As of December 31, 2005, our total liabilities were $688.0 million and our total assets were $894.4 million. In addition, we estimate that we will have to pay approximately $15.0 million to $20.0 million during the years 2006 through 2008 as deferred consideration in connection with the Movilcarga and Dynamic Telecom acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy any payment obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
During the period from January 1, 2000 through December 31, 2002, we reported a net loss in each of these fiscal years, primarily attributable to our investments for the expansion of our business. We believe these investments have recently started to produce positive results for us, as evidenced by our reporting of net income of approximately $27.4 million and $18.4 million fiscal years ended December 31, 2005 and 2004, respectively. We may experience operating losses again in the future while we continue to concentrate on expansion of our business and increasing our market share.
Restrictive covenants in our credit facilities may adversely affect us.
Our credit facilities contain a variety of restrictive covenants that limit our ability to incur debt, make investments, pay dividends and sell assets. In addition, these facilities require us to maintain specified financial ratios (as defined), including Debt to EBITDA and EBITDAR to fixed charges, and satisfy other financial condition tests, including a minimum EBITDA test. See ‘‘Description of Credit Facility.’’ Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facilities. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a substantial portion of our assets as security under the credit facilities. If the lenders under either credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness.
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
A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. We cannot assure you that we will be able to consummate such future transactions. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions, which could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
•	The integration plan for our acquisitions assumes benefits based on analyses that involve assumptions as to future events, including leveraging our existing relationships with mobile phone operators and retailers, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plan in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired business;

•	The execution of our integration plans may divert the attention of our management from operating our business;

•	We may assume unanticipated liabilities and contingencies; or

•	Our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.
Future acquisitions may be affected through the issuance of our Common Stock, or securities convertible into our Common Stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

A lack of business opportunities or financial or other resources may impede our ability to continue to expand at desired levels, and our failure to expand operations could have an adverse impact on our financial condition.
Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:
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
We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to twelve months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is exacerbated by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from signature or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable. Increasing consolidation in the banking industry could make this process less predictable.
We currently offer prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific and we currently offer money transfer services from the U.S. to Latin America and bill payment services within the U.S. We plan to expand these services in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers. This expansion will depend on various factors, including the following:
•	the ability to negotiate new agreements in these markets with mobile phone operators, banks and retailers;

•	the continuation of the trend of increased use of electronic prepaid mobile airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users; and

•	the availability of financing for the expansion.
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
The growth of our prepaid business is dependent on certain factors that vary from market to market but may reduce or eliminate growth in fully mature markets.

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
In our Prepaid Processing Segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile airtime, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. Although, in certain circumstances, we maintain credit enhancement insurance polices and take other precautions to mitigate this risk, we can provide no assurance that retailer fraud will not increase in the future or that any proceeds we receive under our insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.
Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts.
Our contracts with mobile phone operators to process prepaid mobile airtime recharge services typically have terms of two to three years or less. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to two years and our contracts with smaller retailers typically may be canceled by either party upon three months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse effect on our business, financial condition or results of operations.
In the U.S. and certain other countries, processes and systems we employ may be subject to patent protection by other parties.
In the U.S. and certain other countries, patent protection legislation permits the protection of processes and systems. We employ certain processes and systems in various markets that have been used in the industry by other parties for many years, and which we or other companies that use the same or similar processes and systems consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes and systems employed in the prepaid processing industry in the U.S. and elsewhere. We believe the processes and systems we use have been in the public domain prior to patents we are aware of. The question whether a process or system is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement which could be trebled if the infringement was found to be willful. We may also be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in amount and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement. Any such occurrences could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.
The level of transactions on our ATM and prepaid processing networks is subject to substantial seasonal variation, which may cause our quarterly results to fluctuate materially and create volatility in the price of our shares.
Our experience is that the level of transactions on our networks is subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs and prepaid mobile airtime top-ups during the holiday season. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. Since revenues of the EFT Processing and Prepaid Processing Segments are primarily transaction-

based, these segments are directly affected by this seasonality. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.
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
These agreements have expiration dates and banks and international card organizations are generally not obligated to renew them. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or whether those international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition or results of operations.
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

Our Prepaid Processing Segment derives revenues based on processing fees and commissions from mobile and other telecommunication operators or distributors of prepaid wireless products. Generally, these operators have the right to reduce the overall fee paid for each transaction, although a portion of such reductions can be passed along to retailers. In the last year, processing fees and commissions per transaction have been declining in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in transactions, driven by acquisitions and organic growth. We do not expect to continue this rate of growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, our results would be adversely affected.
Our operating results in the money transfer business depend in part on continued worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act (“BSA”), Financial Crimes Enforcement Network (“FINCEN”) and Patriot Act regulations.
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
Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. To achieve this expansion, we plan to initially focus on growth in the U.S. and Latin America market by increasing our sending locations in existing states and then expanding into other states by leveraging our prepaid processing terminal base. Expansion of our money transfer business to other states in the U.S. and internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop. If we are unable to successfully apply the money transfer product to our existing terminal base or obtain the necessary licensing and other regulatory approvals, we may not realize expected results.
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
Changes in state, federal or foreign laws, rules and regulations could impact the money transfer industry making it more difficult for our customers to initiate money transfers.
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
Changes in banking industry regulation and practice could make it more difficult for us and our agents to maintain depository accounts with banks.
The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies who offer money transfer services and with retail agents who collect and remit cash collected from end consumers. Should banks decide to not offer depository services to companies engaged in processing money transfer transactions, or to retail agents who collect and remit cash from end customers, our ability to administer and collect fees from money transfer transactions could be adversely impacted.
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
We derive a significant amount of revenue in our business from service agreements signed with financial institutions to own and/or operate their ATM machines.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Athens, Beijing and Mumbai operations centers. Our e-top-up transactions are processed through our Basildon, Munich, Monzon, Madrid and Leawood, Kansas operations centers. Our U.S. money transfer and bill payment transactions are contracted through a Charlotte, North Carolina third party processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks generally.
To mitigate these risks, our significant processing centers in Budapest, Basildon, Madrid, and Munich have off-site real time backup processing centers that are capable of providing high availability in the event of failure of the primary processing centers. Our processing centers in Mumbai, Monzon, Athens, Belgrade and the U.S. have on-site backup systems designed to prevent the loss of transaction records due to power failure. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
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
Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may be found liable. We are insured against various risks, including theft and negligence, but such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of any losses arising from security breaches.
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
We are required under German law and the rules of financial transaction switching networks in all of our markets to have ‘‘sponsors’’ to operate ATMs and switch ATM transactions. Our failure to secure ‘‘sponsor’’ arrangements in Germany or any other market could prevent us from doing business in that market.
Under German law, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution we are required to have a ‘‘sponsor’’ bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these ‘‘sponsor’’ arrangements with financial institutions.
To date, we have been successful in reaching contractual arrangements that have permitted us to operate in all of our target markets. However, we cannot assure you that we will continue to be successful in reaching these arrangements, and it is possible that our current arrangements will not continue to be renewed. If we are unable to secure “sponsor” arrangements in Germany or any other market, we could be prevented from doing business in the applicable market.
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
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include First Data Corporation, Global Payments, Moneygram and others who are larger than we are and have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our potential or current customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services.
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
The Software Solutions Segment has multiple types of competitors that compete across all EFT software components in the following areas: (i) ATM, network and POS software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) mobile banking systems, (v) mobile operator solutions, (vi) telephone banking, and (vii) full EFT software.
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
In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Hungary, Poland, the Czech Republic, Romania, Slovakia, Croatia, Bulgaria, Russia and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to the European Union. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.
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
While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services.

Because we are a public company, we will continue to incur costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and we are exposed to future risks of non-compliance with these regulations.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis, we evaluate our internal controls over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations and there can be no assurance that we will continue to be able to comply with these regulations.
As allowable under the Internal Revenue Code (the “Code”), the interest deduction from our convertible debentures are based on a comparable interest rate for a traditional, nonconvertible, fixed rate debt instrument with similar terms. This allowable deduction is in excess of the stated interest rate. This deduction may be deferred, limited or eliminated under certain conditions.
The U.S Treasury regulations contain an anti-abuse regulation, set forth in Section 1.1275-2(g), that grants the Commissioner of the Internal Revenue Service authority to depart from the regulations if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to our convertible debentures and ultimately sustained, our deductions attributable to the convertible debentures could be limited to the stated interest thereon. The scope of application of the anti-abuse regulations is unclear. However, we are of the view that application of the contingent payment debt instrument regulations to our convertible debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the convertible debentures.
Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated indebtedness incurred to acquire stock or assets of another corporation reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation. If a significant portion of the proceeds from the issuance of the convertible debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the convertible debentures and other debt, if any, were deemed subordinated to certain trade creditors or were expressly subordinated to a substantial amount of unsecured creditors of the affiliated group, interest deductions for tax purposes in excess of $5 million on such debt reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation would be disallowed. This would adversely impact our cash flow and our ability to pay down the convertible debentures. We previously applied a significant portion of the proceeds from our December 2004 issuance of 1.625% Convertible Senior Debentures Due 2024 to acquisitions of foreign corporations. The interest expense attributable to these acquisitions exhausted all of the $5 million annual interest expense deduction permitted under the Code for certain convertible subordinated debt incurred for corporation acquisitions. Accordingly, if this limitation were to apply, no interest deductions would be allowed with respect to our October 2005 3.50% Convertible Debentures Due 2025. We do not currently anticipate that this limitation will apply but there can be no assurance of that fact.
The U.S. Senate has drafted proposed tax relief legislation that contains a provision that would eliminate the comparable interest rate deduction on future issuances of convertible debentures such as ours. We cannot predict what the final proposed tax relief legislation, or future tax legislation, will include or whether it will be approved. As a result of our U.S. Federal and state net operating loss carryforwards, we have not recognized the benefit of the comparable interest deduction. However, the elimination of this provision could accelerate our future payment of U.S. Federal and state income taxes, if any.
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

We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, euro and British pounds. While a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the dollar could continue to have an adverse effect on our results.
Our consumer money transfer operations subject us to foreign currency exchange risks as our customers deposit U.S. dollars at our retail locations in the United States and we typically deliver funds denominated in the destination country currencies to beneficiaries in Mexico and other Latin American countries.
We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.
Various provisions of our certificate of incorporation and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

•	classification of our directors into three classes with respect to the time for which they hold office;

•	supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;

•	non-cumulative voting for directors;

•	control by our board of directors of the size of our board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders; and

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.
We have also approved a stockholders’ rights agreement (the ‘‘Rights Agreement’’) between Euronet and EquiServe Trust Company, N.A., (subsequently renamed Computershare Limited) as Rights Agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-thousandth (1/1,000) of a share (a ‘‘Unit’’) of Junior Preferred Stock at a price of $57.00 per Unit upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of Euronet’s then outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet’s then-current stock price. The existence of the Rights Plan may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed to by our management and board of directors.
Our directors and officers, together with the entities with which they are associated, owned about 14% of our Common Stock as of December 31, 2005, giving them significant control over decisions related to our Company.
This control includes the ability to influence the election of other directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.
An additional 13.9 million shares of Common Stock could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2005, we had an aggregate of 4.3 million options and restricted share awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 2.1 million options are currently vested, which means they can be exercised at any time. Approximately 0.4 million additional shares of our Common Stock are issuable in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.7 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of the Movilcarga Assets and Dynamic Telecom under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Accordingly, approximately 13.9 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (more shares could be issuable if our share price declines).
Of the 4.3 million total options and restricted share awards outstanding, an aggregate of 1.7 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

ITEM 2.	PROPERTIES
Our executive offices are located in Leawood, Kansas, U.S.A. As of December 31, 2005, we also maintain principal operational offices in Little Rock, Arkansas, U.S.A.; Budapest, Hungary; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin and Munich, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Cairo, Egypt; Sydney, Australia; Auckland, New Zealand; Madrid and Monzon, Spain; Belgrade, Serbia and Montenegro; Moscow, Russia; Sofia, Bulgaria; Basildon, U.K.; Beijing, China; Mumbai, India; and Charlotte, North Carolina, U.S.A. Our office leases provide for initial terms of two to seven years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia and Montenegro; Athens, Greece; Beijing, China; and Mumbai, India. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Munich, Germany; Monzon and Madrid, Spain; and Leawood, Kansas, U.S.A.
Our significant processing centers in Budapest, Basildon, Madrid and Munich have off-site real time backup processing centers that are capable of providing availability in the event of failure of the primary processing centers. Our processing centers in Mumbai, Monzon, Athens, Belgrade and the U.S. have on-site backup systems designed to prevent the loss of transaction records due to power failure.

ITEM 3.	LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings against the Company that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter ended December 31, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
MARKET INFORMATION
From March 1997 to November 1999, our common stock, $0.02 par value per share, (“Common Stock”) was quoted on the Nasdaq National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the Nasdaq SmallCap Market. On July 3, 2002, our listing was again transferred to the Nasdaq National Market. The following table sets forth the high and low daily closing prices during the quarter for our Common Stock for the quarters ended:

	2005		2004
For the three months ended	High	Low	High	Low
December 31	$29.63	$25.31	$26.87	$18.33
September 30	$31.87	$26.70	$24.09	$16.00
June 30	$30.49	$24.97	$24.25	$18.50
March 31	$28.55	$23.02	$20.05	$15.92
Common Stock – 60,000,000 shares authorized and 35,776,431 and 33,126,038 shares outstanding as of December 31, 2005 and 2004, respectively.
Preferred Stock, $0.02 par value per share (“Preferred Stock”) – 10,000,000 voting shares authorized, but none have been issued.
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends.
HOLDERS
At December 31, 2005, we had 101 stockholders of record of our Common Stock and none of our Preferred Stock.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During 2005 we issued the following securities that were not registered at the time of issuance under the Securities Act of 1933 (the “Act”):
In October 2005, the Company completed the sale of $175 million in aggregate principal amount of 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The net proceeds, after fees totaling $5.1 million, of $169.9 million were received in cash. The Convertible Debentures were offered and sold in a private placement through Banc of America Securities LLC only to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The $5.1 million in fees has been deferred and will be amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures have an annual interest rate of 3.50% and are convertible into shares of Euronet Common Stock at a conversion price of $40.48 per share only upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The Convertible Debentures and the 4,323,123 shares of Common Stock issuable upon conversion of the debentures were not registered under the Securities Act of 1933, as amended, or any state securities law. The private placement of the Convertible Debentures and subsequent issuance of Common Stock upon conversion of the debentures was exempt from registration, in reliance of Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act, because the debentures were sold to qualified institutional buyers. In accordance with our obligations under the Registration Rights Agreement, we filed a registration statement with the SEC during the fourth quarter 2005 to enable the public resale of the Euronet Common Stock issuable upon potential future conversion of the Convertible Debentures. The SEC declared this registration statement effective in December 2005.
In May 2005, we issued 104,829 shares of Euronet Common Stock, valued at $3.1 million, to the former shareholders of Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”) as a portion of the consideration for all the share capital of TelecommUSA. Based upon representations from the former shareholders of TelecommUSA that they were “accredited investors” as contemplated by Regulation D under the Act, the issuance of Euronet Common Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Securities Act. In accordance with our obligations under the TelecommUSA purchase agreement, we filed a registration statement with the SEC during the third quarter 2005 to enable the public resale of the Euronet Common Stock received by the former shareholders of TelecommUSA. The SEC declared this registration statement effective in September 2005.
In March 2005, we issued 215,644 shares of Euronet Common Stock, valued at $5.6 million, to a shareholder of ATX Software, Ltd. (“ATX”) in consideration of the exercise of our option to purchase an additional 41% of the share capital of ATX from the shareholders of ATX. The shareholder to whom we issued these shares is a non-U.S. citizen and non-resident, and the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemptions provided in Regulation S of the Securities Act. In accordance with our obligations under the ATX purchase agreement, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the seller. The registration statement was declared effective by the SEC in July 2004.
In October 2005, we issued 31,891 shares of our Common Stock, valued at $0.9 million, in settlement of an earn-out obligation with the seller of the Electronic Payment Solutions (“EPS”) assets, a company based in Texas and acquired in May 2004. Based on representations from the seller of the EPS assets that he was an “accredited investor” as contemplated by Regulation D under the Act, the issuance of our Common Stock in the transaction was exempt from registration pursuant to the exemptions provided in Section 4(2) and Regulation D of the Act. In accordance with our obligations under the EPS asset purchase agreement, after the initial May 2004 purchase, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the Seller of EPS, including shares received in settlement of the earn-out. The registration statement was declared effective by the SEC in July 2004.
In January 2005, we paid cash of €18.7 million (approximately $24.5 million) and issued 598,302 shares of our Common Stock, valued at $14.6 million, in settlement of an earn-out obligation with the former owners of Transact, a company based in Germany and acquired in November 2003. This earn-out settlement was based on Transact’s EBITDA (as defined) for the third quarter 2004 compared to the third quarter 2003. Because both the offer and the sale of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S under the Act, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemption provided by Regulation S of the Act. However, in accordance with our obligations under the Transact purchase agreement, after the initial November 2003 purchase, we filed a registration statement with the SEC to enable the public resale of the Common Stock received by the former shareholders of Transact, including shares received in settlement of the earn-out. The registration statement was declared effective by the SEC in February 2004.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available for
	Number of securities to be	Weighted average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options	outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock option awards	3,803,261	$11.91
Restricted share awards	541,539	—
Equity compensation plans not approved by security holders	—	—

Total	4,344,800	$10.40	69,461

ITEM 6. SELECTED FINANCIAL DATA
The summary consolidated financial data set forth below has been derived from, and are qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which have been audited by KPMG LLP in the U.S. for the years ended 2003 through 2005, and KPMG Polska Sp. z o.o. in Poland for all prior periods, and should not be relied upon as an indication of future performance. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including numerous acquisitions (See Note 4 – Acquisitions to the Consolidated Financial Statements) and the 2003 sale of our U.K. subsidiary (See Note 13 – Gain on Disposition of U.K. ATM Network to the Consolidated Financial Statements). The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	(in thousands, except for summary network data)
	2005	2004	2003	2002	2001
Consolidated balance sheet data:
Assets
Cash and cash equivalents	$219,932	$124,198	$19,245	$12,021	$8,820
Restricted cash	73,942	69,300	58,280	4,401	1,877
Inventory — PINs and other	25,595	18,949	2,833	—	—
Trade accounts receivable, net	153,468	110,306	75,648	8,380	8,862
Other current assets	36,006	22,013	11,038	15,064	15,135

Total current assets	508,943	344,766	167,044	39,866	34,694
Property and equipment, net	44,852	39,907	20,658	21,394	21,398
Goodwill	267,195	183,668	88,512	1,834	1,551
Intangible assets, net	50,724	28,930	22,772	—	—
Other assets, net	22,638	21,204	4,787	3,465	3,748

Total assets	$894,352	$618,475	$303,773	$66,559	$61,391

Liabilities and stockholders’ equity (deficit)
Total current liabilities	$327,323	$293,183	$151,926	$19,769	$24,753
Obligations under capital leases excluding current installments	12,229	16,894	3,240	4,301	6,179
Debt obligations	315,000	140,000	55,792	36,318	38,146
Non-current deferred income taxes	25,157	17,520	7,828	—	—
Other non-current liabilities	1,161	3,093	3,118	—	—
Minority interest	7,129	5,871	—	—	—

Total liabilities	687,999	476,561	221,904	60,388	69,078

Total stockholders’ equity (deficit)	206,353	141,914	81,869	6,171	(7,687)

Total liabilities and stockholders’ equity (deficit)	$894,352	$618,475	$303,773	$66,559	$61,391

Summary network data:
Number of operational ATMs at end of period	7,211	5,742	3,350	3,005	2,400
EFT processing transactions during the period (millions)	361.5	232.5	114.7	79.2	57.2
Number of operational prepaid processing POS at end of period	237,000	175,000	126,000	—	—
Prepaid processing transactions during the period (millions)	348.1	228.6	102.1	—	—

		Year Ended December 31,
		(in thousands, except for share and per share data)
	2005	2004	2003	2002	2001
Consolidated statements of operations data:
Revenues:
EFT Processing	$105,551	$77,600	$52,752	$53,918	$45,941
Prepaid Processing	411,279	289,810	136,185	—	—
Software and related revenue	14,329	13,670	15,470	17,130	15,042

Total revenues	531,159	381,080	204,407	71,048	60,983

Operating expenses:
Direct operating costs	370,758	264,602	132,357	27,482	26,469
Salaries and benefits	53,740	41,795	31,182	23,012	24,091
Selling, general and administrative	31,489	23,578	15,489	11,255	7,688
Depreciation and amortization	22,375	15,801	12,062	9,718	8,785

Total operating expenses	478,362	345,776	191,090	71,467	67,033

Operating income (loss)	52,797	35,304	13,317	(419)	(6,050)

Other income (expenses):
Interest income	5,874	3,022	1,257	247	278
Interest expense	(8,459)	(7,300)	(7,216)	(6,253)	(9,386)
Loss on facility sublease	—	—	—	(249)	—
Gain on sale assets	—	—	18,045	—	—
Income (loss) from unconsolidated affiliates	1,185	345	518	(183)	—
Gain (loss) on early retirement of debt	—	(920)	—	(955)	9,677
Foreign exchange gain (loss), net	(7,495)	(448)	(9,690)	(4,233)	5,425

Total other income (expense)	(8,895)	(5,301)	2,914	(11,626)	5,994

Income (loss) from continuing operations before income taxes and minority interest	43,902	30,003	16,231	(12,045)	(56)
Income tax benefit (expense)	(14,976)	(11,518)	(4,246)	2,312	807
Minority interest	(916)	(58)	—	100	—

Income (loss) from continuing operations	28,010	18,427	11,985	(9,633)	751

Discontinued operations:
Income (loss) from operations of discontinued U.S. and France components	(635)	—	(201)	5,054	(123)
Income tax expense (benefit)	—	—	—	(1,935)	42

Income (loss) from discontinued operations	(635)	—	(201)	3,119	(81)

Net income (loss)	$27,375	$18,427	$11,784	$(6,514)	$670

Earnings (loss) per share — basic:
Continuing operations	$0.80	$0.59	$0.45	$(0.42)	$0.04
Discontinued operations	(0.02)	—	—	0.14	(0.01)

Total	$0.78	$0.59	$0.45	$(0.28)	$0.03

Basic weighted average shares outstanding	35,020,499	31,267,617	26,463,831	23,156,129	19,719,253

Income (loss) per share — diluted:
Continuing operations	$0.75	$0.55	$0.41	$(0.42)	$0.03
Discontinued operations	(0.01)	—	—	0.14	—

Total	$0.74	$0.55	$0.41	$(0.28)	$0.03

Diluted weighted average shares outstanding	37,187,987	33,796,699	28,933,484	23,156,129	22,413,408

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic prepaid top-up services to financial institutions, mobile operators and retailers, as well as electronic consumer money transfer and bill payment services. We operate the largest independent pan-European ATM network, the largest national shared ATM network in India, and we are one of the largest providers of prepaid mobile airtime processing.
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 7,211 ATMs and more than 30,000 POS terminals across Europe, the Middle East, Africa and India. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, and electronic recharge services (for prepaid mobile airtime via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide processing of prepaid mobile airtime and other prepaid products. We operate a network of more than 237,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments and Remittance, which was formed upon the 2005 acquisition of TelecommUSA, and provides money transfer services to customers from the U.S. to destinations in Latin America and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
We have processing centers in the U.S., Europe and Asia and have 15 principal offices in Europe, four in the Asia-Pacific region, three in the U.S. and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 86% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Item 1A – Risk Factors and Item 7A – Quantitative and Qualitative Disclosure About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenue in the EFT Processing Segment, which represents 20% of total consolidated revenue for the year ended December 31, 2005, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs under outsourcing agreements.
On our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization and iv) prepaid telecommunication recharges.
For the year ended December 31, 2005, approximately 30% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements, as discussed below) and the remainder was primarily derived from ATMs that we operate for banks on an outsourced basis (See “Comparison of Operating Results for the Years Ended December 31, 2005, 2004 and 2003 – By Business Segment – 2005 Compared to 2004 – Revenues”). The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly over the past two years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will provide higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs, simultaneously sell the ATMs (often to an entity related to the bank); we then lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.
Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represents 77% of total consolidated revenue for the year ended December 31, 2005, is derived from commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under these retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact, if any, on gross margin and operating income. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates.
Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
During 2005, we launched our money transfer and bill payment services, Euronet Payments and Remittance, Inc. (“Euronet Payments and Remittance”), through the acquisition of TelecommUSA. Euronet Payments and Remittance’s patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and integrated cash register systems. Transactions can also be initiated through the internet, fax or telephone. Revenue in the money transfer and bill payment business is earned through the charging of a transaction fee, as well as a commission representing the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have origination and distribution agents in place and each earns a fee for the cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale. As discussed in “Other trends and uncertainties” below, we incurred an operating loss of $1.0 million for the year ended December 31, 2005 and we expect to continue incurring operating losses of more than $1.0 million during 2006 as we expand this business.
Software Solutions Segment – Revenue in the Software Solutions Segment, which represents 3% of total consolidated revenue for the year ended December 31, 2005, is derived from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on four primary areas within our business segments: (i) outsourced ATM management contracts; (ii) transactions processed on our network of owned and operated ATMs, (iii) our prepaid mobile airtime top-up processing services; and (iv) our money transfer and bill payment services.
EFT Processing Segment - The continued expansion and development of our ATM business will depend on various factors including the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and new markets;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion; and

•	the ability to efficiently convert ATMs contracted under newly awarded outsourcing agreements.
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
In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. This pilot agreement makes us the first and currently the only provider of end-to-end ATM outsourcing services in China, a market that has been projected in a report by Retail Banking Research, Ltd. to deploy approximately 39,000 additional ATMs by 2009. This compares to a projected deployment of approximately an aggregate of 5,400 ATMs during the same period in central and eastern European countries such as Poland, Slovakia, Croatia, the Czech Republic and Hungary. This is an indicator of the potential growth opportunities in some of the markets where we currently operate. Under the pilot contract we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guandong, the three largest commercial centers in China. We expect these ATMs to become operational during the next several months. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs, at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. Our future success in China will depend on our ability to be successful in this pilot agreement, the willingness of PSRB to outsource additional ATMs to us and our ability to take over and install additional ATMs as required by the agreement. While we believe that we have the proper resources and skills in place to be successful, there can be no assurance that we will be successful in the pilot agreement or that we will be successful in our ability to take over existing ATMs or install new ATMs as expected by PSRB.
Prepaid Processing Segment - We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific, money transfer services to customers from the U.S. to destinations in Latin America, and bill payment services to customers in the U.S. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements for other markets with mobile phone operators, agent banks and retailers;

•	the continuation of the trend of conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and the unbanked population in our markets;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in prepaid mobile airtime distribution chain;

•	our ability to obtain licenses to operate in many of the states within the U.S. and internationally;

•	the ability to rapidly maximize the opportunity to sell our card-based money transfer and bill payment product over our existing POS terminals in the U.S. and internationally; and

•	the availability of financing for further expansion.
In mature markets, such as the U.K., Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, this factor will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins paid by mobile operators, as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany, Spain and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Growth in our money transfer and bill payment services business, Euronet Payments and Remittance, will be driven by the continuation of global worker migration patterns; our ability to manage rapid growth; our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally; and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. Currently focused on the U.S. and Latin American market, we plan to expand our money transfer services to other markets. We have access to over 18,000 POS terminals in the U.S. and we are focusing on increasing our sending locations in existing licensed states and obtaining licenses to operate in other key states. Throughout 2005 and into early 2006, we expanded these operations from the original three states into four additional states. We also have six other states where we are currently introducing these services and an additional 13 states where licenses are pending approval. Combined, we have access to more than 10,000 POS terminals in these 26 states. According to the Inter-American Development Bank report, “Sending Money Home: Remittances to Latin America from the US, 2004,” money transfers originating in these 26 states accounted for approximately 78% of money transfer from the U.S. to Latin America in 2004. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each market we intend to develop and no assurance can be given that these issues will be resolved.
Software Solutions Segment - Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant capital investment. Additionally, this segment supports our EFT Processing Segment and is a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results.
In January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that owns a leading card issuing and merchant acquiring software package. The assets, primarily consisting of the software package, were purchased out of an administration proceeding for approximately $3.0 million, including the assumption of certain liabilities. The Essentis software product allows us to add additional outsourcing and software offerings to banks.
Corporate Services, Eliminations and Other - In addition to operating in our principal business segments described above, “Corporate Services, Elimination and Other” includes non-operating results, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments. These services are not directly identifiable with our business segments.
The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies (see Note 3 – Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements). We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign exchange gain (loss), minority interest and other nonrecurring gains and losses.
For all segments, our continued expansion may involve acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our rapid growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.
We have reclassified prior period segment information to conform to the current period presentation (see Note 19 — Business Segment Information to the Consolidated Financial Statements).
Significant events in the year ended December 31, 2005:
•	In March 2005 we acquired the assets of Dynamic Telecom, expanding our Prepaid Processing business in the U.S. – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In March 2005 we acquired the assets of Telerecarga, expanding our Prepaid Processing business in Spain – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In March 2005 we exercised our option to acquire a majority ownership share of ATX, expanding our Prepaid Processing business in the European and African markets – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In May 2005 we acquired all of the share capital of Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), launching our money transfer and bill payment business, Euronet Payments and Remittance, Inc. – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In two separate transactions, one in April 2005 and one in December 2005, we increased our ownership share of Europlanet a.d., a debit card processor that owns, operates and manages a network of ATMs and POS terminals, from 36% to 100% – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In October 2005 we acquired all of the share capital of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway services in Greece and the Balkan region – See Note 4 – Acquisitions to the Consolidated Financial Statements.

•	In October 2005, we issued $175 million 3.50% Contingent Convertible Debentures Due 2025. The net proceeds (after fees) totaling approximately $169.9 million will be used for general corporate purposes, which may include share repurchases, acquisitions or other strategic investments – See Note 12 – Debt Obligations to the Consolidated Financial Statements.
SEGMENT REVENUES AND OPERATING INCOME FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Revenues			Operating Income
(in thousands)	2005	2004	2003	2005	2004	2003
EFT Processing	$105,551	$77,600	$52,752	$25,569	$15,047	$6,647
Prepaid Processing	411,279	289,810	136,185	34,711	28,273	11,929
Software Solutions	14,898	13,670	15,470	3,515	1,791	1,437

Total	531,728	381,080	204,407	63,795	45,111	20,013
Corporate services, eliminations and other	(569)	—	—	(10,998)	(9,807)	(6,696)

Total	$531,159	$381,080	$204,407	$52,797	$35,304	$13,317

SUMMARY
Our annual consolidated revenues increased 39% for 2005 over 2004, and 86% for 2004 over 2003. These increases reflect strong growth in both the EFT Processing and the Prepaid Processing Segments due to increases in the number of ATMS managed and transactions processed. Increases in transactions were due to growth from our existing business as well as from acquisitions completed during these years (See Note 4 – Acquisitions to the Consolidated Financial Statements).
Our operating income increased 50% for 2005 over 2004, and 165% for 2004 over 2003. These increases were the result of growth in revenues generated by existing business and newly acquired businesses, the impact of acquisitions and leveraging the Company’s cost structure, particularly in the EFT Processing Segment.
Net income for 2005 was $27.4 million, or $0.74 per diluted share, compared to net income of $18.4 million, or $0.55 per diluted share for 2004, and net income of $11.8 million, or $0.41 per diluted share for 2003. Net income for 2005 includes foreign exchange translation losses of $7.5 million and losses from discontinued operations of $0.6 million. Net income for 2004 included foreign exchange translation losses of $0.4 million and a loss on early retirement of debt of $0.9 million. Net income for 2003 included a gain on the sale of the Company’s U.K. ATM network of $18.0 million, foreign exchange translation losses of $9.7 million and losses from discontinued operations of $0.2 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 – BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
2005 Compared to 2004
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2005 and 2004:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2005	2004	Increase Amount	Increase Percent
Total revenues	$105,551	$77,600	$27,951	36%

Operating expenses:
Direct operating costs	44,118	34,129	9,989	29%
Salaries and benefits	17,063	13,470	3,593	27%
Selling, general and administrative	9,333	6,625	2,708	41%
Depreciation and amortization	9,468	8,329	1,139	14%

Total operating expenses	79,982	62,553	17,429	28%

Operating income	$25,569	$15,047	$10,522	70%

Transactions processed (millions)	361.5	232.5	129.0	55%
ATMs as of December 31	7,211	5,742	1,469	26%
Average ATMs	6,585	4,751	1,834	39%
Revenues
Our revenue for 2005 increased over 2004 due to increases in the number of ATMs operated and in the number of transactions processed, together with the full year effects of ATM management agreements initially implemented in 2004 in Poland, Romania and India. Additionally, in 2005 we acquired Instreamline and began consolidating Europlanet after increasing our ownership to from 36% to 100%. Instreamline was acquired in October 2005 and provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions; one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia.
Revenue per average ATM was $16,029 for 2005 compared to $16,334 for 2004 and revenue per transaction was $0.29 for 2005 compared to $0.33 for 2004. The decrease in revenue per transaction is mainly the result of a continued shift from owning ATMs to managing them under outsourcing agreements. Under outsourcing agreements, we primarily earn revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements has provided, and will continue to provide, higher marginal returns on investment. See “—Source of Revenues and Cash Flow.” While expansion of our network of owned ATMs is not one of our strategic initiatives, if opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.
Of total segment revenue for 2005, 30% was from ATMs we owned, 25% was from ATMs operated under management outsourcing agreements with capital lease arrangements, 35% was from management outsourcing agreements only and the remaining 10% was from other sources. This compares to 37%, 23%, 31% and 9%, respectively, for 2004.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses.

The increase in direct operating cost for 2005 compared to 2004 is attributed to the increase in the number of ATMs under operation. Direct operating costs decreased to 42% of revenues for 2005, compared to 44% of revenues for 2004. This reduction resulted from operating a greater percentage of outsourced ATMs, for which direct costs per ATM, and on an average per transaction basis, are lower than the existing installed base of ATMs, together with leveraging the fixed or semi-fixed data center costs.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $61.4 million for 2005 from $43.5 million for 2004. Gross margin per average ATM was $9,329 for 2005, an increase compared to $9,150 for 2004. The increase in gross margin per average ATM is largely the result of increasing transactions and related fees from the installed ATM base, together with the leveraged effect of adding additional ATM outsourcing revenues and profits to a direct cost structure that is more fixed than variable with volume.
Gross margin per transaction decreased to $0.17 for 2005, compared to $0.19 for 2004. Under certain outsourcing agreements, revenue and gross margin are derived increasingly from fixed charges based upon ATMs under management and other charges and not from incremental transactions. Accordingly, in such arraignments increased transaction volumes do not drive commensurate increases in total revenue and gross margin dollars. Further, because we realize the benefit of certain economies of scale within our ATM network, increased transaction volumes do not drive commensurate increases the amount of in direct costs or direct costs on a per transaction basis.
Of 2005 total segment gross margin, approximately 28% was from ATMs we owned, approximately 23% was from ATMs operated under management outsourcing agreements with capital lease arrangements, 36% was from management outsourcing agreements without capital lease arrangements and the remaining 13% was from other sources. This compares to 34%, 21%, 34% and 11%, respectively, for 2004. The changes are the result of increasing our outsourcing of ATMs and not expanding our ownership of ATMs.
Salaries and benefits
The increase in salaries and benefits for 2005 compared to 2004 is due to our growing business in India and Romania, the acquisitions of Instreamline and Europlanet, staffing costs to expand in emerging markets such as China, and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2005 decreasing to 16%, compared to 17% for the 2004. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses over 2004 is also due to our growing businesses in India and Romania, the acquisitions of Instreamline and Europlanet and costs incurred to expand into emerging markets, including China. However, these costs remained flat at 9% of revenue for both 2005 and 2004. Offsetting these costs for 2005 was $0.5 million for an insurance recovery recorded during the first quarter 2005. This insurance recovery related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format.
Depreciation and amortization
The increase in depreciation and amortization expense from 2004 to 2005 is due to depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in Poland and India, depreciation and intangible amortization related to the acquisitions of Instreamline and Europlanet, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs throughout 2004 and 2005. As a percentage of revenue, these expenses continued to trend downward to 9% of revenue for 2005 from 11% of revenue for 2004 as a result of our shift from owned ATMs to outsourced ATMs discussed above. We expect that depreciation as a percentage of revenue will continue to decrease as more ATMs reach the end of their depreciable lives (and ATMs are not replaced), and we continue to increase the number of ATMs that we operate under ATM management agreements rather than as owner/operators.
Operating income
The increase in operating income for the segment is generally the result of increased revenue, and the related gross margins, from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 24% for 2005, compared to 19% for 2004. Operating income per transaction was $0.07 for 2005, compared to $0.06 for 2004. Operating income per average ATM was $3,883 for 2005, compared to $3,167 for 2004. The continuing increases in operating income as a percentage of revenue, per transaction and per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under management through outsourcing agreements rather than ownership arrangements. Additionally, operating income for 2005 includes a net operating loss of $1.2 million related to our 75% owned joint venture in China. We expect to generate a similar operating loss in China during 2006 as we continue to focus on expansion in this market.
2004 Compared to 2003
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2004 and 2003:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2004	2003	Increase Amount	Increase Percent
Total revenues	$77,600	$52,752	$24,848	47%

Operating expenses:
Direct operating costs	34,129	21,990	12,139	55%
Salaries and benefits	13,470	11,093	2,377	21%
Selling, general and administrative	6,625	5,830	795	14%
Depreciation and amortization	8,329	7,192	1,137	16%

Total operating expenses	62,553	46,105	16,448	36%

Operating income	$15,047	$6,647	$8,400	126%

Transactions processed (millions)	232.5	114.7	117.8	103%
ATMs as of December 31	5,742	3,350	2,392	71%
Average ATMs	4,751	3,153	1,598	51%
Revenues
Our revenues for 2004 increased over 2003 due to an increase in number of ATMs operated and the number of transactions processed. These increases primarily relate to ATM management agreements in Poland, Romania and India. Revenue per average ATM was $16,334 in 2004, compared to $16,728 in 2003, or a 2% decrease. Revenue per transaction decreased 27% to $0.33 for 2004 from $0.46 for 2003. As further discussed in “2005 Compared to 2004” above, generally, the decrease in revenue per transaction was the result of a continued shift from Euronet proprietarily owned ATMs to ATMs managed under outsourcing agreements. Under outsourcing agreements, the Company primarily earns revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues.
Of total segment revenue for 2004, 37% was from ATMs we owned, 23% was from ATMs operated under management outsourcing agreements with capital lease arrangements, 31% was from management outsourcing agreements only, and the remaining 9% was from other sources. This compares to 52%, 18%, 19% and 11%, respectively, for 2003.
Direct operating costs
Direct operating costs increased to 44% of revenue for 2004 from 42% for 2003. Direct operating costs per ATM were $7,185 and $6,973 for 2004 and 2003, respectively. The increase for 2004 was attributed to a gain of $0.8 million recorded as an offset to direct operating expenses during 2003 for the sale of 272 Hungarian ATMs.
Direct operating costs per transaction decreased to $0.15 per transaction during 2004 from $0.19 per transaction during 2003. The improvement in direct operating costs per transaction was the result of increasing transaction volumes at existing sites, without commensurate increases in direct operating costs; costs associated with these sites increase at a slower rate, or not at all, compared to transaction volumes. Additional improvements resulted from installing outsourced ATMs whose direct costs per ATM and on an average per transaction basis were lower than the existing installed base of ATMs. As discussed under “Revenues” above, the number of ATMs that we operate under ATM management outsourcing agreements increased as compared to ATMs that we own and operate. Outsourced ATMs generally have lower direct operating expenses (telecommunications, cash delivery, security, maintenance and site rental) because, depending on the customer, the customer retains the responsibility for certain operational costs.
Gross margin

Gross margin per ATM, which is revenue less direct operating costs, was $9,148 and $9,755 for 2004 and 2003, respectively. Gross margin per transaction was $0.19 and $0.27 for 2004 and 2003, respectively. The decreases in gross margin per ATM and gross margin per transaction were the result of a non-recurring $0.8 million gain on the sale of Hungarian ATMs in 2003 recognized as a reduction in direct operating costs and as a result of a significant increase in transactions related to ATMs managed under outsourcing agreements where the average number of transactions per ATM was significantly higher than the average transactions per ATM of the existing installed base.
Of total 2004 segment gross margin, approximately 34% was from ATMs we owned, approximately 21% was from ATMs operated under management outsourcing agreements with capital lease arrangements, 34% was from management outsourcing agreements without capital lease arrangements and the remaining 11% was from other sources. This compares to 37%, 25%, 24% and 14%, respectively, for 2003.
Salaries and benefits and selling, general and administrative expenses
Salaries and benefits increased by 21%, and selling, general and administrative expenses increased by 14% during 2004 compared to 2003 due to Euronet’s growing business in Asian markets, staffing for the outsourcing agreement in Romania and certain incentive compensation payments earned based on meeting or exceeding performance plans and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2004 decreasing to a total of 26% for 2004 compared to 32% for 2003. This decrease as a percentage of revenue reflects the leverage and scalability associated with increases in revenue without commensurate increases in salaries and benefits and selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization expense for 2004 increased 16% compared to 2003. This increase is due to additional depreciation on more than 700 ATMs under capital lease arrangements related to an outsourcing agreement in Poland implemented in the first half of 2004, additional ATMs under capital lease arrangement for our growing business in India, additional processing center computer equipment necessary to handle increased transaction volumes and technology upgrades to certain of our owned ATMs during 2004.
Operating income
Operating income for 2004 increased 126% over 2003 and operating income as a percentage of revenue increased to 19% during 2004 from 13% for 2003. Operating income per transaction was $0.06 during 2004 and 2003, and operating income per ATM increased to $3,167 in 2004 from $2,108 in 2003. The continuing increases in operating income as a percentage of revenue and per ATM was due to significant growth in revenues and transactions without commensurate increases in operating expenses, as well as the continuing migration toward operating ATMs under management outsourcing agreements rather that ownership arrangements. In addition, in 2004 our EFT operations in India began managing a number of ATMs under outsourcing agreements sufficient to produce positive operating results in the latter part of 2004. Asia Pacific operating losses were reduced from $2.9 million in 2003 to $1.6 million in 2004.
PREPAID PROCESSING SEGMENT
The Prepaid Processing Segment was established in 2003 with the acquisition of e-pay, Limited. This segment has been further expanded through the acquisitions of AIM and Transact in 2003; Precept, EPS, CPI and Movilcarga in 2004; and Dynamic Telecom, Telerecarga, TelecommUSA and ATX in 2005. These transactions are more fully described in Note 4 – Acquisitions to the Consolidated Financial Statements.

2005 Compared to 2004
Due to the rapid growth of this segment of our operations, the following discussion and analysis will focus on comparisons of both actual results for the years ended December 31, 2005 and 2004 and, as appropriate, pro forma results prepared as if all acquisitions had taken place as of January 1, 2004. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is neither indicative of what our results would have been had we operated these businesses since January 1, 2004, nor is it indicative of our future results.

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2005	2004	Amount	Percent
Total revenues	$411,279	$289,810	$121,469	42%

Operating expenses:
Direct operating costs	325,594	229,908	95,686	42%
Salaries and benefits	22,834	15,226	7,608	50%
Selling, general and administrative	16,400	10,048	6,352	63%
Depreciation and amortization	11,740	6,355	5,385	85%

Total operating expenses	376,568	261,537	115,031	44%

Operating income	$34,711	$28,273	$6,438	23%

Transactions processed (millions)	348.1	228.6	119.5	52%

	Pro Forma
	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
	2005	2004	(Decrease)	(Decrease)
(dollar amounts in thousands)	(unaudited)	(unaudited)	Amount	Percent
Total revenues	$420,348	$350,935	$69,413	20%

Operating expenses:
Direct operating costs	331,588	269,803	61,785	23%
Salaries and benefits	23,770	19,635	4,135	21%
Selling, general and administrative	17,186	13,601	3,585	26%
Depreciation and amortization	12,489	11,108	1,381	12%

Total operating expenses	385,033	314,147	70,886	23%

Operating income	$35,315	$36,788	$(1,473)	(4%)

Revenues
The increase in revenues for 2005 compared to 2004 was generally attributable to the increase in total transactions processed. Transaction growth reflects growth from existing operations, the full year effects of all our 2004 acquisitions and additional revenue from our current year acquisitions. Since the date of acquisition, 2004 acquisitions contributed increased revenues of $23.0 million for 2005 and our 2005 acquisitions contributed revenues of $36.7 million. Additionally, revenues have grown from the effects of retailer agreements implemented during 2004 and revenue growth from all of our subsidiaries subsequent to the date of acquisition. Although we experienced revenue growth of 7% and 37% at our e-pay subsidiaries in the U.K and Australia, respectively, during 2005 due to increases in the number of transactions processed, we do not expect growth rates at these significant levels to continue. In these mature markets we expect revenue growth to slow substantially because conversion from scratch cards to electronic top-up is approaching completion and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth from 2005 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up from additional products sold over the base of prepaid processing terminals and, possibly, acquisitions. On a pro forma basis, 2005 revenues increased over 2004 by $69.4 million as a result of the addition of POS terminals throughout all of our markets, and increased volumes driven by mobile operators shifting from scratch card distribution to electronic distribution.
Revenue per transaction was $1.18 for 2005, compared to $1.27 for 2004. This decrease is due to our expansion into markets such as Spain, Germany and Poland where we earn less revenue per transaction, but are able to keep a greater percentage of the commission, thus having little if any impact on gross margin. Additionally, our ATX subsidiary, which was acquired at the end of the first quarter 2005, provides only transaction processing services without direct costs and other operating costs associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is less than one-tenth of that recognized on average transactions, but with virtually no costs.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally track directly with revenues and processed transactions. Accordingly, the increase in direct operating costs generally corresponds to increases in revenues and transactions processed. However, direct costs as a percentage of revenue are slightly higher in our mature markets, such as the U.K. and Australia. These higher costs were mostly offset in 2005 by lower direct costs as a percentage of revenue in other markets and by ATX. As discussed above, ATX is a transaction processor, with very few direct costs and, accordingly, a high gross margin percentage.
Gross margin
Gross margin, which represents revenue less direct costs, increased by $25.8 million, or 43%, to $85.7 million for 2005, compared to $59.9 million for 2004. This increase is generally correlated to the increase in transactions processed. Gross margin per transaction was $0.25 for 2005, compared to $0.26 per transaction for 2004. Gross margin as a percentage of revenue was 21% for both periods presented. As discussed under “direct operating costs” above, reduced margins in our mature markets, such as the U.K. and Australia, have been largely offset by improved margins in other markets as well as the effects of ATX.
Salaries and benefits
Salaries and benefits increased to 5.6% of revenue for 2005 from 5.3% of revenue for 2004. This increase was related to costs of approximately $0.9 million incurred in connection with our money transfer and bill payment product and additional sales resources in the U.S. and Australian markets added in the last quarter of 2004 and first half of 2005.
Selling, general and administrative
Selling, general and administrative expense for 2005 increased to 4.0% of revenue compared to 3.5% of revenue for 2004. Similar to the increase in salaries and benefits, this increase is due to our continued focus on expanding operations in the U.S. and costs incurred to grow our money transfer and bill payment product.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. As a percentage of revenue, depreciation and amortization was 2.9% for 2005 and 2.2% for 2004. This increase is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S., Spain and Poland, many of which were acquired or established during 2004 and 2005, because each of these entities owns a majority of its POS terminals. Additionally, we recorded higher amortization expense of approximately $0.3 million for our Transact subsidiary during 2005, as compared to 2004 due to an adjustment to our preliminary purchase price allocation increasing intangible assets, such as customer relationships, which are amortized, and decreasing goodwill, which is not amortized. See Note 10 – Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for further discussion of this adjustment.
Operating income
The improvement in operating income for 2005 over 2004 was due to the significant growth in revenues and transactions processed, together with contributions from our 2004 and 2005 acquisitions. Operating income for 2005 includes approximately $1.0 million in operating losses related to our money transfer and bill payment business acquired in the second quarter 2005. Operating income as a percentage of revenues decreased to 8.4% for 2005, from 9.8% for 2004 and per transaction decreased to $0.10 for 2005, from $0.12 in 2004. This decrease is due to our focus on expansion in the U.S., Poland and Australia, and costs incurred in connection with our new money transfer and bill payment business. We expect to incur a similar annualized operating loss during 2006 related to our money transfer and bill payment business.
Pro forma operating margin percentage decreased to 8.4% for 2005, compared to 10.5% for 2004 as a result of the inclusion of our acquisitions in the U.S. and Spain in the pro forma results for 2004, which included the positive impact of operating margin-rich, opportunistic, short-lived wholesale arrangements that were not ongoing in nature.
2004 Compared to 2003
Due to the rapid growth of this segment, the following discussion and analysis will focus on comparisons of both actual results for the years ended December 31, 2004 and 2003 and, as appropriate, pro forma results prepared as if our 2004 and 2003 acquisitions had taken place as of January 1, 2003. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is neither indicative of what our results would have been had we operated these businesses since January 1, 2003, nor is it indicative of our future results.

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2004	2003	Amount	Percent
Total revenues	$289,810	$136,185	$153,625	113%

Operating expenses:
Direct operating costs	229,908	109,538	120,370	110%
Salaries and benefits	15,226	7,155	8,071	113%
Selling, general and administrative	10,048	3,937	6,111	155%
Depreciation and amortization	6,355	3,626	2,729	75%

Total operating expenses	261,537	124,256	137,281	110%

Operating income	$28,273	$11,929	$16,344	137%

Transactions processed (millions)	228.6	102.1	126.5	124%

	Pro Forma
	Year Ended December 31,		Year-over-Year Change
	2004	2003	Increase	Increase
(dollar amounts in thousands)	(unaudited)	(unaudited)	Amount	Percent
Total revenues	$305,130	$180,267	$124,863	69%

Operating expenses:
Direct operating costs	239,604	137,183	102,421	75%
Salaries and benefits	15,675	10,782	4,893	45%
Selling, general and administrative	10,723	7,089	3,634	51%
Depreciation and amortization	7,260	6,087	1,173	19%

Total operating expenses	273,262	161,141	112,121	70%

Operating income	$31,868	$19,126	$12,742	67%

Revenues
The increase in revenues for 2004 over 2003 was attributable to the increase in total transactions processed. Total transactions processed during 2004 increased 124% over 2003, reflecting growth in existing operations, the impact of our 2004 acquisitions and the full year effects of our 2003 acquisitions. Our 2004 acquisitions contributed $22.7 million to 2004 revenues. The full year impact of the 2003 acquisitions resulted in increased revenues of $131.2 million for 2004. Additionally, revenues increased due to the full year effects of retailer agreements implemented in 2003, as well as the expansion of operations in New Zealand, Ireland and Poland during 2003. Approximately 70% of our 2004 revenue increase over 2003 was from the acquired entities’ growth subsequent to the date of acquisition resulting from contracts with many new retailers and through increased prepaid traffic over our existing terminals. On a pro-forma basis, revenues increased due to the addition of POS terminals throughout all of our markets, combined with mobile operators shifting from scratch card distribution to electronic distribution.
Revenue per transaction decreased to $1.27 for 2004 compared to $1.33 for 2003 due in large part to the full year impact of decreases in U.K. commissions from mobile operators during 2003. This decrease in commissions has had minimal impact on margins because we are often able to pass the reductions through to retailers. Moreover, further contributing to this decrease in average revenue per transaction was the full year inclusion of Transact, which we acquired in November 2003. The majority of the transactions processed by Transact earn revenues based on transaction fees from distributors, where the distributor directly contracts with the mobile operators for prepaid mobile airtime distribution and pay Transact a fee to process the related transactions.
Direct operating costs
The increase in direct operating costs generally corresponded to the increase in both transactions and revenues. Direct operating expenses per transaction were $1.01 and $1.07 for the years ended December 31, 2004 and 2003, respectively. The decrease in cost per transaction was primarily due to two aspects of our businesses: (i) mobile operator rate decreases in the U.K., which were passed through to retailers; and (ii) the full year impact of the operations of Transact, which was acquired during November 2003; the majority of the transactions currently processed by Transact earn revenues based on a transactional fee structure with minimal or no related direct costs.
Gross margin
Gross margin, which represents revenue less direct costs, increased by $33.3 million, or 125%, to $59.9 million for 2004, compared to $26.6 million for 2003. Gross margin was 21% and 20% for 2004 and 2003, respectively, and gross margin per transaction was $0.26 for both years.
Salaries and benefits
Salaries and benefits for 2004 increased by 113% over 2003, however, remained flat at 5% of revenue for both 2004 and 2003. The increase in expense over 2003 was the result of the inclusion of salaries of acquired entities, staffing to accommodate the transactional volume growth and annual merit increases.
Selling, general and administrative
Selling, general and administrative expense for 2004 increased as a result of acquisitions and increased to 3.5% of revenue compared to 2.9% of revenue for 2003. The expansion of prepaid processing in U.S. market contributed to the increase in selling, general and administrative expense in total and as a percentage of revenue.
Depreciation and amortization
Depreciation and amortization expense, which primarily represents amortization of acquired intangibles, was 75% higher for 2004 than for 2003 due to the full year impact of the amortization of intangible assets acquired during 2003, as well as the current year amortization of intangible assets acquired during 2004. However, depreciation and amortization as a percentage of revenue decreased to 2.2% for 2004 from 2.7% for 2003, reflecting growth in revenues from e-pay, Transact and AIM subsequent to their acquisition, without commensurate increases in depreciation and amortization expense.
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

SOFTWARE SOLUTIONS SEGMENT
The following table summarizes the results of operations for the Software Solutions Segment for the years ended December 31, 2005, 2004 and 2003.

				Year-over-Year Change
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2005	2004	2003	Percent	Percent
Total revenues	$14,898	$13,670	$15,470	9%	(12%)

Operating expenses:
Direct operating costs	1,046	566	829	85%	(32%)
Salaries and benefits	8,336	8,456	9,716	(1%)	(13%)
Selling, general and administrative	944	1,882	2,328	(50%)	(19%)
Depreciation and amortization	1,057	975	1,160	8%	(16%)

Total operating expenses	11,383	11,879	14,033	(4%)	(15%)

Operating income	$3,515	$1,791	$1,437	96%	25%

The Software Solutions Segment recognizes revenue from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution. The components of Software Solutions revenue are summarized in the following table:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Software license fees	$3,565	$2,426	$3,750
Professional service fees	4,647	5,035	5,687
Maintenance fees	6,083	5,927	5,679
Hardware sales	603	282	354

Total Revenue	$14,898	$13,670	$15,470

Revenues
During 2004, the business mix reflected a larger percentage related to professional service contracts to upgrade our clients to a standardized release level, which typically generate lower revenues. This is consistent with the Software Solutions’ long-term strategy to position our client base to take advantage of our new license offerings. In 2005, we realized a shift back to increased license fees that resulted in increased license revenue. This resulted in an increase in revenues in this segment in 2005 over 2004 of 9%, compared to a decrease in revenues in 2004 over 2003 of 12%. The decline from 2003 to 2004 was due to a decrease in revenue recognized from the sale of software licenses to Fidelity National Financial, formerly Alltel Information Systems. Revenues recognized related to this contract totaled $0.7 million and $0.2 million for the years ended December 31, 2003 and 2004, respectively.
Together, both software license fees and professional service fees were $8.2 million for 2005, as compared to $7.5 million for 2004 and $9.4 million for 2003. Maintenance fees have remained relatively flat for all three years. Since hardware sales are an incidental component to the segment’s software license and professional service products, the decreases from 2003 to 2004 and the increase from 2004 to 2005 are also related to the increase or decrease in software license fees and professional service fees.
Software sales backlog
“Software sales backlog” is defined as fees specified in contracts that have been executed and for which we expect recognition of the related revenue within one year. Our backlog was $4.2 million, $4.3 million and $5.3 million as of December 31, 2005, 2004 and 2003, respectively. The average backlog was $4.0 million and $4.9 million for 2005 and 2004, respectively. There can be no assurance that the contracts included in these backlog figures will generate revenue within the one-year period.

Operating expenses
Direct operating costs consist of hardware costs and distributor commissions. Hardware costs are incidental to our software license fee and professional service products and have increased relative to hardware sales. Direct operating costs increased 85% for 2005 as compared to 2004 and decreased 32% for 2004 as compared to 2003. The majority of the increase for 2005 related to increases in distributor commissions as we enhanced our distributor relationships and signed distributor contracts. The majority of the decrease for 2004 related to reductions in distributor commissions commensurate with the decrease in sales. We expect to continue pursuing strategic distributor relationships during 2006.
Salary and benefits expense remained relatively flat for 2005 as compared to 2004 and decreased 13% for 2004 as compared to 2003. The 2004 decreases are the result of our cost control efforts.
Selling, general and administrative expenses decreased 50% for 2005 as compared to 2004 and decreased 19% for 2004 as compared to 2003. These decreases related to the continuing efforts to control expenses by reducing bad debt, rental, professional fees and travel related expenses.
We capitalize software development costs on a product-by-product basis once technological feasibility is established. Technological feasibility is established after the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Amounts capitalized were $0.8 million, $0.7 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We are continuing the development, maintenance and enhancement of our products, and total research and development costs for software products to be sold, leased or otherwise marketed, including amounts capitalized were $2.7 million, $2.7 million and $4.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Operating Income
The segment’s total operating income increased 96% from 2004 to 2005 and 25% from 2003 to 2004. This overall improvement is due largely to increased license fees together with continued cost management efforts.
CORPORATE SERVICES AND OTHER
The components of Corporate Services operating expenses were:

				Year-over-Year Change
				Increase
	Year Ended December 31,			(Decrease)	Increase
(dollar amounts in thousands)	2005	2004	2003	Percent	Percent
Salaries and benefits	$5,507	$4,642	$3,218	19%	44%
Selling, general and administrative	5,381	5,021	3,355	7%	50%
Depreciation and amortization	110	149	84	(26%)	77%

Total operating expenses	$10,998	$9,812	$6,657	12%	47%

Operating expenses for Corporate Services increased by 12% for the year ended December 31, 2005 from the year ended December 31, 2004, and increased 47% for the year ended December 31, 2004 from the year ended December 31, 2003. The increase for 2005 is primarily attributable to increased salary expense related to overall growth. The increase in 2004 is primarily attributable to professional fees for Sarbanes-Oxley compliance and resources to support the significant growth in the business. We estimate that we incurred approximately $1.5 million in incremental and recurring costs in 2004 to fulfill the requirements of Sarbanes Oxley compliance.
Interest income
Interest income increased to $5.9 million for the year ended December 31, 2005 from $3.0 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively. The increase for 2005 was primarily due to the interest earned on the unused proceeds from the $140 million December 2004, and $175 million October 2005 convertible debt issuances. Interest income for both 2005 and 2004 also increased due to higher average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the growing Prepaid Processing Segment and continual increases in average interest rates.

Interest expense
Interest expense increased to $8.5 million for the year ended December 31, 2005 from $7.3 million in 2004 and $7.2 million in 2003 and, as a result of the debt transactions described in”—Liquidity and Capital Resources” below. Our weighted average interest rate decreased to 4% for 2005, from 11% for both 2004 and 2003. The increase in interest expense for 2005 was primarily due to interest expense, including amortization of deferred debt issuance costs, related to our $315 million in outstanding contingent convertible debentures described in Note 12 – Debt Obligations to the Consolidated Financial Statements. The $140 million, 1.625% debentures that we issued December 2004 were outstanding for all of 2005 and our $175 million, 3.50% debentures issued during October 2005 were outstanding for the fourth quarter 2005. Our interest expense for 2004 was relatively flat compared the amount incurred during 2003, although our overall debt level increased to $166.2 as of December 31, 2004 from $65.0 million as of December 31, 2003. Substantially all of this increase occurred on December 15, 2004 after we completed our $140 million contingent convertible debenture offering. Since this transaction occurred so close to the end of the year and accrues interest at 1.625%, the impact on the amount of interest expense incurred during 2004 was not significant.
Gain on sale of U.K. ATM network
In January 2003, we sold 100% of the shares in our U.K. subsidiary for $29.4 million. Concurrently with this sale, we signed a services agreement with the buyer whereby the EFT Processing Segment will provide ATM operating, monitoring and transaction processing services to the buyer through December 31, 2007. As a result of this sale, we recognized a gain on the sale of $18.0 million and deferred the recognition of $4.5 million in revenue, which is being recognized ratably over the five-year service agreement. Moreover, we recognized no tax expense on this sale as a result of the favorable treatment of such gains between the Netherlands, where the parent of the U.K. subsidiary is incorporated, and the U.K. The U.K.’s results continue to be included in continuing operations due the ongoing outsourcing revenues as well as those deferred.
Income from unconsolidated affiliates
Euronet recorded $1.2 million, $0.3 million and $0.5 million in equity in income from unconsolidated affiliates during 2005, 2004 and 2003, respectively. The improvement over prior years is primarily due to improved results from our 40% investment in e-pay Malaysia and $0.3 million in dividends recorded related to Europlanet and ATX, which were declared before we obtained control of these entities.
Loss on early retirement of debt
We recorded a loss on early retirement of debt of $0.9 million during 2004 related to the redemption and repayment of the remaining $43.5 million in 12 3 / 8 % Senior Discount Notes. This transaction is further described in Note 12 – Debt Obligations to the Consolidated Financial Statements.
Net foreign exchange loss
Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded net foreign exchange losses of $7.5 million, $0.4 million and $9.7 million for 2005, 2004 and 2003, respectively. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income. A significant portion of our assets and liabilities are denominated in euros, British pounds, and other currencies. The foreign exchange gain or loss recorded is a result of the net receivable or payable position of our foreign-currency based subsidiaries, together with the fluctuation foreign exchange rates. We attempt to match local currency receivables and payables, thereby minimizing exposure to foreign currency fluctuations.
Income tax expense
Income tax expense was $15.0 million, $11.5 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in tax expense is due to the growing profitability of individual companies in the Prepaid Processing and EFT Processing Segments, particularly in Western Europe and Australia.
Our effective tax rate on pretax income from continuing operations was 34.1%, 38.4% and 26.2% for the years ended December 31, 2005, 2004 and 2003, respectively. Since we are in a net operating loss position for our U.S. operations and, accordingly, have valuation allowances to reserve for net deferred tax assets, we do not currently recognize the tax benefit or expense associated with foreign currency exchange gains or losses incurred by our U.S. entities. Additionally, foreign currency exchange gains and losses represent a significant permanent difference for purposes of calculating book tax expense for certain of our foreign holding companies. Excluding foreign currency gains and losses from pre-tax book income, our effective tax rate was 29% for 2005, compared to 38% for 2004. The effective tax rate for the year ended December 31, 2003 included a non-taxable gain on the sale of the U.K. ATM network, which resulted in a lower effective tax rate. Accordingly, excluding the gain in 2003 the effective tax rate for the years ended December 31, 2005 and 2004 would have been significantly lower than 2003.

The substantial decrease in the year-over-year effective tax rates, excluding foreign currency gains and losses and the 2003 non-taxable gain, was largely attributable to the relative increase in profitability of individual companies located in lower than average tax rate jurisdictions, particularly Hungary, Poland and Romania, and the consolidation of Europlanet, which operates in the low tax rate jurisdiction of Serbia, together with increasing operating profits in countries with remaining net operating loss carryforwards, such as the U.S., Poland and India.
We determine income tax expense and remit income taxes based upon enacted tax laws and regulations applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws and regulations, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated tax effects of certain transactions, business ventures, contractual and organizational structures, projected business unit performance, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws and regulations or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect to our consolidated financial statements.
Minority interest
Minority interest represents the elimination of the net income (loss) attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned, including Movilcarga, of which we own 80%; Europlanet, of which we owned 66% until the end of 2005; ATX, of which we own 51%; and our subsidiary in China, of which we own 75%.
Discontinued operations
Discontinued operations for the year ended December 31, 2005 include a $0.6 million loss on the final liquidation of the France ATM network processing services business sold in 2002. This loss consists primarily of the reclassification to net income of the cumulative translation adjustment that had previously been recorded as a component stockholders’ equity (accumulated other comprehensive income) due to the prior years’ consolidation of the France operations. Discontinued operations for the year ended December 31, 2003 included $0.2 million in operating expenses related to remaining administrative functions of the France operations. There were no results from discontinued operations for the year ended December 31, 2004.
Net income
We recorded net income of $27.4 million, $18.4 million and $11.8 million for 2005, 2004 and 2003, respectively. As more fully discussed above, the increase of $9.0 million for 2005 compared to 2004 was the result of an increase in operating income of $17.5 million, an increase in equity from unconsolidated subsidiaries of $0.8 million and a decrease in net interest expense of $1.7 million, offset by an increase in foreign exchange losses of $7.0 million, an increase in income tax expense of $3.5 million and other items of $0.5 million.
The increase of $6.6 million for 2004 compared to 2003 was the result of an increase in operating income of $22.0 million, a decrease in net interest expense of $1.7 million and a decrease in foreign exchange losses of $9.2 million, offset by an increase in income tax expense of $7.3 million, a loss on the early retirement of debt of $0.9 million and a decrease in income from unconsolidated subsidiaries of $0.1 million. Additionally, 2003 included an $18.0 million gain on the sale of the U.K. ATM network. These changes are more fully discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2005, we had working capital, which is the difference between total current assets and total current liabilities, of $181.6 million, compared to working capital of $51.6 million as of December 31, 2004. Our ratio of current assets to current liabilities was 1.55 at December 31, 2005, compared to 1.18 as of December 31, 2004. The increase in working capital and the improvement in the ratio of current assets to current liabilities were due to the unused proceeds from the October 2005 issuance of $175 million in convertible debentures. These proceeds are included in current assets, while the debt incurred is reflected as a long-term liability. Therefore, these unused proceeds have the impact of both increasing working capital and improving our ratio of current assets to current liabilities.
Operating cash flows
Cash flows provided by operating activities increased to $52.3 million in 2005, compared to $44.6 million in 2004. The improvement over last year was mainly due to stronger operating profit in all segments.

Investing activity cash flow
Cash flows used in investing activities were $139.5 million in 2005, compared to $25.1 million in 2004. Our 2005 investing activities include $120.7 million in cash paid related primarily to the acquisitions of Telerecarga, Movilcarga, ATX, TelecommUSA, Europlanet and Instreamline, as well as the cash earn-out payment to the former owners of Transact. Additionally, cash outflows for purchases of property and equipment and other investing activities totaled $18.2 million. Our 2004 investing activities included $14.3 million for the acquisition of Precept, EPS, CPI and Movilcarga, and capital expenditures of $8.7 million.
Financing activity cash flows
Cash flows from financing activities were $186.2 million in 2005, compared to $82.2 million in 2004. Our financing activities for 2005 consist primarily of the October 2005 issuance of $175 million in 3.50% contingent convertible debentures. The increase for 2004 was primarily a result of the proceeds from the December 2004 issuance of $140 million 1.625% contingent convertible debentures, offset by repayments of other long-term borrowings.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit agreements – During 2005, we amended our $40 million revolving credit agreement signed in October 2004 with Bank of America, increasing the amount available for borrowing to $50 million and allowing for more flexibility within certain debt covenants. The revolving credit agreement comprises a $10 million facility among Euronet and certain U.S. subsidiaries, and a $40 million facility among Euronet and certain European subsidiaries. The revolving credit facilities have been, and can be, used to repay existing debt, for working capital needs, to make acquisitions or for other corporate purposes. These agreements expire during October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants as of December 31, 2005. For more information regarding these facilities see Note 12 – Debt Obligations to the Consolidated Financial Statements.
As of December 31, 2005, we have borrowings of $7.3 million, included in short-term debt obligations in the consolidated balance sheet, and stand-by letters of credit totaling $6.7 million outstanding against our $50 million revolving credit agreements; the remaining $36.0 million was available for borrowing.
Short-term debt obligations – Short-term obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of December 31, 2005, and as mentioned above, we had $7.3 million outstanding against our lines of credit. We also incurred $5.0 million in bank debt in connection with our fourth quarter 2005 acquisition of Instreamline and $10.6 million in borrowings by our subsidiaries in India, Spain and the Czech Republic. The borrowings in India, Spain, the Czech Republic and on our lines of credit are being used to fund short-term working capital requirements.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Accounts receivable financed with recourse – Beginning in 2005, our Prepaid Processing Segment subsidiaries in Spain entered into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of December 31, 2005, we have $1.9 million recorded under these arrangements.
Convertible debt – During October 2005, we completed the sale of $175 million in principal amount of 3.50% Convertible Debentures Due 2025. The net proceeds, after transaction fees totaling $5.1 million, were $169.9 million. The $5.1 million in transaction fees have been deferred and are being amortized over seven years, the term of the initial put option by the holders of the debentures. The convertible debentures have an annual interest rate of 3.50% and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed for seven years but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture governing the debentures.
During December 2004, we completed the sale of $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024. The net proceeds, after transaction fees totaling $4.6 million, were $135.4 million. The $4.6 million in transaction fees have been deferred and are being amortized over five years, the term of the initial put option by the holders of the debentures. The Convertible Senior Debentures have an interest rate of 1.625% and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by for five years but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible senior debentures are set forth in the indenture governing the debentures.
These debentures are discussed further in Note 12 – Debt Obligations to the Consolidated Financial Statements.
Proceeds from issuance of shares and other capital contributions – In February 2003, the Company established a new qualified Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During 2005, we issued 42,365 shares at an average price of $23.54 per share, resulting in proceeds to us of approximately $1.0 million.
Other uses of capital
Payment obligations related to acquisitions – As provided in our share purchase agreement with the selling shareholders of Transact, during the first quarter 2005, we paid an “earn-out” totaling $39.1 million. This payment was settled through the issuance of 598,302 shares of the Company’s Common Stock, valued at approximately $14.6 million, and €18.7 million (approximately $24.5 million) in cash. We also paid approximately $13.0 million in the first quarter 2005 for the second payment in connection with the November 2004 acquisition of the Movilcarga assets. These payments were accrued as current liabilities as of December 31, 2004.
We also have other potential contingent obligations estimated to total between $12.3 million and $18.9 million to the former owners of the net assets of Movilcarga and Dynamic Telecom. These obligations, certain of which may be settled through the issuance of our Common Stock, have not been recorded in the accompanying consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt. These potential obligations are discussed further in Note 4 – Acquisitions to the Consolidated Financial Statements.
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2006 and 2011. The leases bear interest between 2.5% and 12.5% per year. As of December 31, 2005, we owed $17.7 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total cash capital expenditures for 2005 were $18.2 million. These capital expenditures were required largely for the upgrade of ATMs to meet Europay, MasterCard and Visa (“EMV”) requirements and “micro-chip” card technology, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software.
In the Prepaid Processing Segment, approximately 65,000 of the more than 237,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2004 and continued into 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro–chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $4.0 million to $5.0 million.
Total capital expenditures for 2006 are estimated to be approximately $30.0 million to $35.0 million, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, to purchase and install ATMs in future key under-penetrated markets, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software. We expect approximately $15.0 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
At current and projected cash flow levels, we anticipate that our cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit agreements and other existing financing, will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we would be able to obtain favorable terms for the refinancing of any of our debt or obligations.
Contingencies
As disclosed in Note 4 – Acquisitions to the Consolidated Financial Statements, in November 2003, we issued shares of our Common Stock to Fletcher International, Ltd. (“Fletcher”) and provided Fletcher with the option to acquire additional shares under certain conditions. In each of April and May 2004, Fletcher exercised its additional investment rights, 50% of which was exercised in May 2004 and would result in a net share settlement to Fletcher of 190,248 shares. In November 2004, Fletcher delivered a revised notice of exercise of the remaining 50% of its additional investment rights, claiming entitlement to 319,024 shares based upon the position that such exercise superseded the notice delivered in May 2004. We contested that revised notice and on December 3, 2004 issued Fletcher 190,248 shares as provided in the earlier exercise. In December 2004, Fletcher notified Euronet that it considered Euronet in breach of its obligations under the placement agreement creating the additional investment right. During 2005, we received confirmation from Fletcher that it had decided not to litigate this matter.
During 2005, we received a claim from a former cash supply contractor in Central Europe (the “Contractor”) for approximately $2.0 million in cash and interest that the Contractor claims to have provided to us during the fourth quarter 1999 and first quarter 2000. This claim, based on events that purportedly occurred over five years ago, was filed more than a year after we had terminated our business with the Contractor and established a cash supply agreement with another supplier. The Contractor has threatened, but not yet initiated, legal action regarding the claim. Management expects to prevail in defending itself in this matter and, accordingly no liability or expense has been recorded related to this claim. We will continue to monitor and assess this claim until ultimate resolution.
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
Other trends and uncertainties
Euronet Payments and Remittance, Inc. – With the 2005 acquisition of TelecommUSA, we established Euronet Payments and Remittance, Inc. (“Euronet Payments and Remittance”). In connection with the expected future expansion of our card-based money transfer and bill payment product through our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. Through December 31, 2005, we have incurred approximately $0.1 million in costs for this expansion, and expect to incur approximately $0.4 million over the next 12-18 months, most of which has been or will be capitalized and amortized over the assets’ estimated useful lives. We also expect to incur operating losses exceeding $1.0 million during 2006 related to our money transfer and bill payment business. These losses may increase as we begin expanding the money transfer and bill payment products internationally.
Euronet Payments and Remittance is consistent with our core business of transaction processing and we currently have over 600 sending locations in the U.S. to facilitate consumer remittances to approximately 14,500 distribution outlets in Latin America. We also offer bill payment services to approximately 5,000 U.S. billers. The card-based system allows retailers to accept cash at a designated POS location and transfer it to any of the money transfer locations connected to the system. The system is fast and easy to use for both retailers and consumers and is designed to verify transactions in compliance with all state and federal regulations, such as the Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act (“BSA”), Financial Crimes Enforcement Network (“FINCEN”) and Patriot Act regulations. Transfers can be picked up in cash, deposited to a bank account, or loaded to a stored value card.
EFT Processing Segment expansion in China – In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”) a financial institution located and organized in China. Under the pilot agreement we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guandong, the three largest commercial centers in China. We expect these ATMs to become operational during the next several months. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs, at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. During 2005, the joint venture incurred approximately $1.6 million in costs related to establishing this presence in China, $0.4 million of which has been capitalized and will be depreciated over the assets’ estimated useful lives. We expect the joint venture to incur a similar operating loss in China during 2006.
Prepaid Processing agreements in Spain – During December 2005, a wholesale customer of our Prepaid Processing Segment subsidiaries in Spain elected not to continue their relationship with us at revised terms that would have resulted in a lower margin for this customer. The loss of this customer accounted for less than 1% of our 2005 consolidated revenue. Additionally, when we acquired our Spanish prepaid subsidiaries, we entered into agreements through May 2006 with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. The preferential commission arrangements are set contractually to expire in May 2006, and unless these arrangements are extended, the overall amount of commission we receive in Spain will be reduced. We are in discussions with the mobile operator to extend these special arrangements, but currently do not expect that they will be extended. If we are not successful in extending the preferential commission rates, as allowed under our contracts with retailer, we expect to pass through a portion of our reduction in commission to the retailers by paying a lower distribution commission. Moreover, we are also in discussions with two other mobile operators to commence distribution of their prepaid phone time and expect commissions from the sale of their prepaid time to partially offset this reduction when distribution is implemented commencing in the second quarter 2006.
Essentis acquisition – In January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that owns a leading card issuing and merchant acquiring software package. The assets, primarily consisting of the software package, were purchased out of an administration proceeding for approximately $3.0 million, including the assumption of certain liabilities. The Essentis software product constitutes a significant addition to our outsourcing and software offerings to banks. We expect Essentis to generate an operating loss of approximately $1.0 million for 2006.
Stock plans
As discussed below under “—Impact of New Accounting Pronouncements Not Yet Adopted,” beginning in January 2006 we are required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R applies to awards issued after the date of adoption, as well as the unvested portion of awards issued before the date of adoption.
Consistent with emerging corporate trends, the Compensation Committee of our Board of Directors has reconsidered the use of stock options as an element of long-term management incentive compensation, and has decided to award restricted common stock rather than options to purchase our Common Stock. During 2005, the Compensation Committee approved the award of certain restricted shares to management and other key employees. The awards represent a commitment to issue 526,676 shares of our Common Stock and will generally vest over periods ranging from three to seven years from the date of grant. We recognized $0.6 million during 2005 related to restricted share awards. For 2006, we estimate that the expense for these restricted share awards, together with additional stock-based compensation expense for the unvested portion of stock options outstanding, will be approximately $6.5 million.

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
OFF BALANCE SHEET ARRANGEMENTS
We have certain significant off balance sheet items described below and in the following section, “—Contractual Obligations” (also see Note 25 – Guarantees to the Consolidated Financial Statements).
As of December 31, 2005 we have $27.4 million of bank guarantees issued on our behalf, of which $16.8 million are collateralized by cash deposits held by the respective issuing banks. As of December 31, 2005, we have standby letters of credit issued on our behalf in the amount of $6.7 million.
On occasion we grant guarantees of the obligations of our wholly-owned subsidiaries. As of December 31, 2005, we had granted guarantees of the following obligations and amounts:
•	Cash in various ATM networks — $18.8 million over the terms of the cash supply agreements.

•	Vendor supply agreements — $17.8 million over the term of the vendor agreements.

•	Commercial obligations of our Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million.
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
To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of December 31, 2005.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2005:

		Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt obligations, including interest	$365,444	$8,400	$16,800	$154,525	$185,719
Estimated potential acquisition obligations	18,900	7,000	11,900	—	—
Capital leases	21,490	6,878	8,625	4,911	1,076
Operating leases	19,094	4,219	9,006	5,207	662
Short-term debt obligations, including interest	24,116	24,116	—	—	—
Vendor purchase obligations	12,167	5,434	4,650	1,310	773

Total	$461,211	$56,047	$50,981	$165,953	$188,230

For the purposes of the above table, our $140 million convertible debentures issued in December 2004 are considered due during 2009, and our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first years in which holders have the right to exercise their put option. These debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. Additionally, the above table only includes interest on these convertible debentures up to the potential settlement dates. For additional information on debt obligations, see Note 12 – Debt Obligations to the Consolidated Financial Statements.
The estimated potential acquisition obligations reflect additional consideration that we will have to pay during the years 2006 through 2008 in connection with the acquisitions of Movilcarga, Dynamic Telecom and Europlanet. This additional consideration is based on the achievement of certain performance criteria. When determined beyond a reasonable doubt, we will record these additional payments, if any, as goodwill. We can offer no assurances that we will be able to generate sufficient cash from operations or obtain financing to meet remaining our obligations when due. See Note 4 – Acquisitions to the Consolidated Financial Statements for a more complete description of these acquisitions.
For additional information on capital and operating lease obligations, see Note 14 – Leases to the Consolidated Financial Statements.
Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. For additional information, see Note 25 – Guarantees to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3 – Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A — Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
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

We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity’s, or group of entities’, ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 15 – Taxes to the Consolidated Financial Statements, gross deferred tax assets were $40.8 million as of December 31, 2005, substantially offset by a valuation allowance of $32.0 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005.
If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Goodwill and other intangible assets
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engaged an appraiser to assist in the evaluation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2005, the Company’s consolidated balance sheet includes goodwill of $267.2 million, 93% of which relates to the Company’s Prepaid Processing Segment, and acquired intangible assets, net of accumulated amortization, of $50.7 million, 82% of which relates to Prepaid Processing Segment.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis, and whenever events or circumstances indicate that the assets may be impaired, the Company is required to identify and determine the carrying value of its reporting units, by assigning assets and liabilities, including goodwill and intangible assets. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests during 2005, 2004 and 2003 indicated that there were no impairments. Estimating the future cash flows of our reporting units requires significant judgment. If future cash flows do not materialize as expected, or there is a future adverse change in market conditions, the Company may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Impairment or disposal of long-lived assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, the Company may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

BALANCE SHEET ITEMS
Cash and cash equivalents
Cash and cash equivalents increased to $219.9 million at December 31, 2005 from $124.2 million at December 31, 2004. This increase is due to cash flows from operating activities of $52.3 million and cash flows from financing activities of $186.2 million, offset by cash used for investing activities of $139.5 million and the effect of exchange differences on cash of $3.3 million. Cash flows from financing activities primarily represent proceeds from our October 2005 issuance of $175 million in contingent convertible debentures. Cash flows used in investing activities primarily represent expenditures related to 2005 acquisitions of $120.7 million. For more information, see the consolidated statements of cash flows for the years ended December 31, 2005 and 2004.
Restricted cash
Restricted cash increased slightly to $73.9 million at December 31, 2005 from $69.3 million at December 31, 2004, and primarily represents $55.6 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment subsidiaries on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities and can fluctuate significantly based on the timing of the settlement process at our Prepaid Processing Segment subsidiaries. The remaining balances of restricted cash represent primarily collateral on bank guarantees and ATM network cash.
Inventory – PINs and other
Inventory – PINs and other increased to $25.6 million at December 31, 2005 from $18.9 million at December 31, 2004. Inventory – PINs and other includes prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S., Poland and New Zealand, and to a lesser extent, the U.K. and Germany. This category also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The increase from December 31, 2004 is due to the accelerated growth of Prepaid Processing in the U.S., Poland and New Zealand and timing of bulk PIN purchases in Poland and the U.S. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivables increased to $153.5 million at December 31, 2005 from $110.3 million at December 31, 2004. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold in connection with the growing Prepaid Processing Segment. Generally, these balances are collected and remitted to the mobile operators within two weeks. The growth over the prior year is primarily due to the timing of the settlement process, 2005 acquisitions and overall growth in the Prepaid Processing Segment.
Prepaid expenses and other current assets
Prepaid expenses and other current assets increased to $34.2 million as of December 31, 2005 from $20.4 million as of December 31, 2004. The largest component of this balance is amounts recorded for our net Value Added Tax (“VAT”) receivable related to certain European subsidiaries. The balance of net VAT receivable as of December 31, 2005 was $14.1 million, compared to $7.4 million as of December 31, 2004. This increase of $6.7 million was net of a refund of $5.8 million during the third quarter 2005 and is primarily a result of the acquisition of Telerecarga in March 2005. This balance also includes amounts due from distributors for prepaid mobile airtime sold at the end of the year but not invoiced until 2006, primarily at our subsidiaries in Australia, New Zealand and Germany. This balance increased by $4.9 million compared to the prior year. The remaining increase of $2.2 million is due to overall increases in operational levels and the timing of payments such as insurance, deposits and other prepaid items.
Property and equipment, net
Net property and equipment increased to $44.9 million as of December 31, 2005 from $39.9 million at December 31, 2004. Of this increase, approximately $2.8 million is due to our 2005 acquisitions. An additional $10.0 million in ATMs were purchased or added under capital lease arrangements during 2005, primarily in our growing markets in India and Poland. We added $6.8 million in POS terminals in the Prepaid Processing Segment, mainly in the U.S. market, but also in the U.K., Poland and Germany. Additions of office and computer equipment and computer software totaled $5.0 million and were incurred across all of our entities to support growth, particularly at our processing center in Hungary, our Prepaid Processing business in the U.S. and our recently completed processing center in China. These additions were offset by depreciation and amortization expense of $14.7 million and $4.9 million in other reductions, such as the impact of fluctuations in exchange rates relative to the U.S. dollar during 2005.
Goodwill and acquired intangible assets, net
Net intangible assets and goodwill increased to $317.9 million at December 31, 2005 from $212.6 million at December 31, 2004 due primarily to our 2005 acquisitions. Additionally, independent appraisals for Transact and Movilcarga adjusted the preliminary purchase price allocations and resulted in an increase to the amount recorded for amortizable intangible assets of $2.4 million and a decrease to goodwill of $1.4 million, after the impact of deferred income taxes. Amortization of intangible assets for 2005 was $6.4 million. The following table summarizes the goodwill and intangible activity for the years ended December 31, 2004 and 2005:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2004	$22,772	$88,512	$111,284
Increases (decreases):
Acquisition of Movilcarga	4,353	26,046	30,399
Other 2004 acquisitions	5,180	23,003	28,183
Additional purchase price related to Transact	—	39,113	39,113
Additional purchase price related to AIM	—	5,535	5,535
Amortization	(3,656)	—	(3,656)
Other (primarily changes in foreign currency exchange rates)	281	1,459	1,740

Balance as of December 31, 2004	$28,930	$183,668	$212,598

Increases (decreases):
Acquisition of Telerecarga	11,351	42,225	53,576
Other 2005 acquisitions	17,070	49,998	67,068
Adjustment to Transact purchase price allocation	1,789	(1,025)	764
Adjustment to Movilcarga purchase price allocation	568	(338)	230
Amortization	(6,441)	—	(6,441)
Other (primarily changes in foreign currency exchange rates)	(2,543)	(7,333)	(9,876)

Balance as of December 31, 2005	$50,724	$267,195	$317,919

Other assets
Other assets increased to $15.6 million at December 31, 2005 from $12.7 million at December 31, 2004. This increase was due to capitalized deferred financing costs of $5.5 million, a net increase of $0.6 million in our investments in unconsolidated subsidiaries, primarily for our share of e-pay Malaysia’s 2005 earnings, $0.9 million in due diligence costs for potential acquisitions, capitalized research and development cost of $0.6 million and an increase of $0.5 million in long-term security deposits for ATM sites in India. Capitalized deferred financing costs consist primarily of $5.1 million in costs incurred in connection with our October 2005 issuance of $175 million in contingent convertible debentures. Partially offsetting these increases were $2.3 million in amortization of deferred financing and capitalized research and development costs and $2.9 million included in other assets as of December 31, 2004 for our investment in ATX. During 2005 we exercised our option to acquire an additional 41% interest in ATX and, accordingly, are required to consolidate ATX’s financial position and results from operations. Therefore, this $2.9 million investment is not included in other assets as of December 31, 2005.
Trade accounts payable
Accounts payable increased to $202.7 million at December 31, 2005 from $155.1 million at December 31, 2004. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. Of the total increase, $30.0 million relates to Telerecarga, a Prepaid Processing subsidiary in Spain that was acquired during 2005 and $5.9 million relates to more favorable payment terms and amounts due at the end of the year for bulk PIN purchases in the U.S. The remaining $11.7 million increase is due to overall growth in our Prepaid Processing Segment and the timing of the settlement process with mobile operators.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities decreased to $77.1 million at December 31, 2005 from $107.6 million at December 31, 2004. This $30.5 million decrease is primarily due to the settlement of the $39.1 million and $13.0 million purchase price liabilities for the Transact earn-out and Movilcarga acquisition, respectively, that were accrued as of December 31, 2004. These decreases were partially offset by $10.1 million in liabilities related to our 2005 acquisitions, $1.9 million in liabilities related to accounts receivable financed with recourse by our subsidiaries in Spain and $1.5 million in accrued interest relating to our October 2005 contingent convertible debentures. The remaining increase of $8.1 million is due to the timing of the settlement process with mobile operators in our Prepaid Processing Segment, primarily in Australia and New Zealand, and the recognition and payment of various accrued expenses and other current liabilities across all of our operations.
Short-term debt obligations
Short-term debt obligations increased to $22.9 million at December 31, 2005 from $4.9 million at December 31, 2004. This increase is due to $7.3 million outstanding against our lines of credit, $5.0 million in bank debt incurred related to our fourth quarter 2005 acquisition of Instreamline and $5.7 million in additional borrowings by our subsidiaries in India and Spain. The borrowings in India, Spain and on our lines of credit are being used to fund short-term working capital requirements.
Deferred revenue
Deferred revenue decreased to $8.0 million as of December 31, 2005 from $9.9 million as of December 31, 2004 due to difference in timing of cash receipts and revenue recognition for certain contracts, primarily related to ATM outsourcing in India.
Long-term debt obligations
As of December 31, 2005, long-term debt obligations increased to $315.0 million from $140.0 million as of December 31, 2004 due to our October 2005 issuance of $175 million in contingent convertible debentures. A summary of the activity for the year ended December 31, 2004 and 2005 is as follows:

			1.625%	3.50%
		12 3/8% Senior	Convertible	Convertible
	Acquisition	Discount Notes Due	Debentures Due	Debentures Due
(in thousands)	Indebtedness	June 2006	2024	2025	Total
Balance at January 1, 2004	$12,271	$43,521	$—	$—	$55,792
Increases (decreases):
Indebtedness incurred	4,000	—	140,000	—	144,000
Repayments	(17,451)	(44,522)	—	—	(61,973)
Foreign exchange loss	1,180	1,001	—	—	2,181

Balance at December 31, 2004	$—	$—	$140,000	$—	$140,000

Increases:
Indebtedness incurred	—	—	—	175,000	175,000

Balance at December 31, 2005	$—	$—	$140,000	$175,000	$315,000

For further information, see Note 12 – Debt Obligations to the Consolidated Financial Statements.
Capital lease obligations
In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We generally recover the related lease costs from the bank under the outsourcing agreements. Our total capital lease obligations decreased to $17.7 million at December 31, 2005 from $21.3 million at December 31, 2004 due to 2005 payments and fluctuations in foreign currency exchange rates relative to the U.S. dollar.
Deferred income tax liabilities
Current and non-current deferred tax liabilities totaled $28.2 million and $19.4 million as of December 31, 2005 and December 31, 2004, respectively. The increase of $8.8 million was due to $9.6 million of additions to deferred tax liabilities in connection with our 2005 acquisitions and $1.0 million in additions related to an adjustment to the value of Transact and Movilcarga’s amortizable intangible assets. These increases were partially offset by amortization of acquisition-related deferred taxes.

Total stockholders’ equity
Total stockholders’ equity increased to $206.4 million at December 31, 2005 from $141.9 million at December 31, 2004. This $64.5 million increase is primarily the result of:
•	$27.4 million in net income for the year ended December 31, 2005;
•	$34.9 million in shares issued for acquisitions;
•	$9.0 million from stock issued under employee stock plans and other;
•	Offset by $6.8 million increase in accumulated other comprehensive loss, net of a $0.7 million decrease related to reclassification to net income of the cumulative translation adjustment that had previously been recorded as a component accumulated other comprehensive income due to the prior years’ consolidation of the France operations.
IMPACT OF NEW AND EMERGING ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of the SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests (“requisite service period”). SFAS No. 123R permits prospective application or retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures originally required for those periods by the original SFAS No. 123. After amendment of the compliance date by the Securities and Exchange Commission during April 2005, the Company is required to adopt the provisions of SFAS No. 123R as of January 1, 2006.
We plan to adopt the requirements of SFAS No. 123R using the retrospective application method and, accordingly, will restate all prior years for which SFAS No. 123 was effective. Management expects the impact of adopting SFAS No. 123R to approximate amounts disclosed in Note 3(k) – Significant Accounting Policies-stock-based compensation, to the Consolidated Financial Statements. As a result of restating prior years, our U.S. Federal and state net operating loss carryforwards, reported for U.S. GAAP purposes, will increase. However, since we provide a valuation allowance over our entire U.S. net deferred tax assets, upon adoption of SFAS No. 123R, the amount of net deferred tax assets is not expected to change. Management expects to use the Black Scholes pricing model for the determination of fair value for future stock option grants. The amount of future compensation expense related to awards of performance-based restricted shares will be based on the share price at the grant date. Management does not expect the adoption of SFAS No. 123R to have a significant impact on the Company’s overall financial position. Share-based compensation expense will be recognized as a corporate expense on a “straight-line” basis over the requisite service period.
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The proposed changes include, among other things: 1) recording contingent liabilities (including earn-out obligations) at estimated value at the acquisition date, with subsequent adjustments being recorded in net income, rather than as an adjustment to goodwill, and 2) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The FASB has received comment letters regarding the proposed amendment and is beginning redeliberations, which are expected to take approximately one year. The FASB expects to issue the final statement during the first half of 2007 and a revised expected effective date has not yet been published. If adopted, as set forth in the exposure draft, the changes would likely have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
During 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions,” a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” The proposed interpretation would have required that the sustainability of tax positions achieve a “probable” level, similar to the assessment of contingent liabilities prescribed in SFAS No. 5, “Accounting for Contingencies,” before being recorded as a reduction to income tax expense. The comment period ended in September 2005 and the FASB has announced that it expects to issue the final interpretation during the first quarter 2006. We will evaluate the impact that the adoption of the final interpretation may have on Euronet; however, the impact may be significant. It is expected that we will be required to adopt this amendment beginning January 1, 2007.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, but not limited to, those referred to above and as set forth in Item 1A – Risk Factors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of December 31, 2005, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $355.6 million, approximately 89% relates contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 11% of total debt outstanding relates to short-term debt obligations with a weighted average interest rate of 5.3% as of December 31, 2005 and capitalized leases with fixed payment and interest terms that expire between 2006 and 2011. We also have $50 million in revolving credit facilities that accrue interest at variable rates. Should we borrow the full $50 million available under the revolving credit facility, in addition to approximately $15.6 million borrowed under other short-term debt arrangements as of December 31, 2005, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.7 million.
For more information, see Note 12 – Debt Obligations to the Consolidated Financial Statements.
Foreign exchange exposure
For the year ended December 31, 2005, 86% of our total revenues were generated in non-U.S. dollar countries compared to 88% in 2004 and 91% in 2003. This slight decrease as compared to prior years is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee and estimate that a 10% depreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $2.4 million decrease. A 10% appreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $2.4 million increase. This effect was estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.
As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro and the British pound than against the dollar.
We are also exposed to foreign currency exchange rate risk in our money transfer service that was launched during 2005. This portion of our business is currently insignificant; however, we expect that it will grow rapidly. A majority of this business involves receiving and disbursing different currencies, in which we receive a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Kansas City, Missouri
March 8, 2006

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$219,932	$124,198
Restricted cash	73,942	69,300
Inventory — PINs and other	25,595	18,949
Trade accounts receivable, net of allowances for doubtful accounts of $1,995 at December 31, 2005 and $1,373 at December 31, 2004	153,468	110,306
Deferred income taxes, net	1,812	1,637
Prepaid expenses and other current assets	34,194	20,376

Total current assets	508,943	344,766
Property and equipment, net of accumulated depreciation of $66,644 at December 31, 2005 and $61,384 at December 31, 2004	44,852	39,907
Goodwill	267,195	183,668
Acquired intangible assets, net of accumulated amortization of $11,918 at December 31, 2005 and $5,363 at December 31, 2004	50,724	28,930
Deferred income taxes	6,994	8,494
Other assets, net of accumulated amortization of $7,721 at December 31, 2005 and $5,430 at December 31, 2004	15,644	12,710

Total assets	$894,352	$618,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$202,655	$155,079
Accrued expenses and other current liabilities	77,101	107,580
Current installments on obligations under capital leases	5,431	4,403
Short-term debt obligations	22,893	4,862
Income taxes payable	8,207	9,446
Deferred income taxes	3,023	1,864
Deferred revenue	8,013	9,949

Total current liabilities	327,323	293,183
Debt obligations	315,000	140,000
Obligations under capital leases, excluding current installments	12,229	16,894
Deferred income taxes	25,157	17,520
Other long-term liabilities	1,161	3,093
Minority interest	7,129	5,871

Total liabilities	687,999	476,561
Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares: none issued	—	—
Common Stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 35,776,431 shares at December 31, 2005 and 33,126,038 at December 31, 2004	717	663
Additional paid-in-capital	279,307	235,559
Treasury stock	(196)	(149)
Employee loans for stock	—	(47)
Subscriptions receivable	(124)	(180)
Accumulated deficit	(72,069)	(99,444)
Restricted reserve	776	774
Accumulated other comprehensive income (loss)	(2,058)	4,738

Total stockholders’ equity	206,353	141,914

Total liabilities and stockholders’ equity	$894,352	$618,475

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
EFT Processing Segment	$105,551	$77,600	$52,752
Prepaid Processing Segment	411,279	289,810	136,185
Software Solutions Segment	14,329	13,670	15,470

Total revenues	531,159	381,080	204,407

Operating expenses:
Direct operating costs	370,758	264,602	132,357
Salaries and benefits	53,740	41,795	31,182
Selling, general and administrative	31,489	23,578	15,489
Depreciation and amortization	22,375	15,801	12,062

Total operating expenses	478,362	345,776	191,090

Operating income	52,797	35,304	13,317

Other income (expense):
Interest income	5,874	3,022	1,257
Interest expense	(8,459)	(7,300)	(7,216)
Gain on sale of U.K. subsidiary	—	—	18,045
Income from unconsolidated affiliates	1,185	345	518
Loss on early retirement of debt	—	(920)	—
Foreign exchange loss, net	(7,495)	(448)	(9,690)

Total other income (expense)	(8,895)	(5,301)	2,914

Income from continuing operations before income taxes and minority interest	43,902	30,003	16,231
Income tax expense	(14,976)	(11,518)	(4,246)
Minority interest	(916)	(58)	—

Income from continuing operations	28,010	18,427	11,985

Loss from discontinued operations	(635)	—	(201)

Net income	$27,375	$18,427	$11,784

Earnings per share – basic:
Continuing operations	$0.80	$0.59	$0.45
Discontinued operations	(0.02)	—	—

Total	$0.78	$0.59	$0.45

Basic weighted average shares outstanding	35,020,499	31,267,617	26,463,831

Earnings per share – diluted:
Continuing operations	$0.75	$0.55	$0.41
Discontinued operations	(0.01)	—	—

Total	$0.74	$0.55	$0.41

Diluted weighted average shares outstanding	37,187,987	33,796,699	28,933,484

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

			Additional		Employee
	No. of	Common	Paid in	Treasury	Loans for
	Shares	Stock	Capital	Stock	Stock
Balance at December 31, 2002	23,883,072	$480	$137,426	$(145)	$(427)

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock issued under employee stock plans	550,160	10	3,157	—	—
Shares issued for conversion of debt	706,033	14	8,056	—	—
Shares issued for acquisitions	3,254,926	64	29,783	—	—
Private placement of shares	1,131,363	22	19,955	—	—
Employee loans for stock	—	—	—	—	46
Other	—	—	—	—	—

Balance at December 31, 2003	29,525,554	590	198,377	(145)	(381)

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock issued under employee stock plans	1,572,943	32	8,623	—	—
Shares issued for acquisitions	1,326,573	27	25,840	—	—
Private placement of shares	423,699	8	—	—	—
Warrants exercised	277,269	6	1,207	—	—
Employee loans for stock	—	—	—	—	334
Other	—	—	1,512	(4)	—

Balance at December 31, 2004	33,126,038	663	235,559	(149)	(47)

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Recognition of cumulative translation adjustment from liquidation of France subsidiary	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock issued under employee stock plans	1,289,922	26	8,713	—	—
Shares issued for acquisitions	1,384,782	28	34,882	—	—
Employee loans for stock	(24,311)	—	—	(47)	47
Other	—	—	153	—	—

Balance at December 31, 2005	35,776,431	$717	$279,307	$(196)	$-

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)

				Accumulated
				Other
	Subscription	Accumulated	Restricted	Comprehensive
	Receivable	Deficit	Reserve	Income (Loss)	Total
Balance at December 31, 2002	$42	$(129,655)	$784	$(2,334)	$6,171

Comprehensive income:
Net income	—	11,784	—	—	11,784
Translation adjustment	—	—	—	2,876	2,876

Comprehensive income	—	—	—	—	14,660

Stock issued under employee stock plans	(62)	—	—	—	3,105
Shares issued for conversion of debt	—	—	—	—	8,070
Shares issued for acquisitions	—	—	—	—	29,847
Private placement of shares	—	—	—	—	19,977
Employee loans for stock	—	—	—	—	46
Other	—	—	(7)	—	(7)

Balance at December 31, 2003	(20)	(117,871)	777	542	81,869

Comprehensive income:
Net income	—	18,427	—	—	18,427
Translation adjustment	—	—	—	4,196	4,196

Comprehensive income					22,623

Stock issued under employee stock plans	(160)	—	—	—	8,495
Shares issued for acquisitions	—	—	—	—	25,867
Private placement of shares	—	—	—	—	8
Warrants exercised	—	—	—	—	1,213
Employee loans for stock	—	—	—	—	334
Other	—	—	(3)	—	1,505

Balance at December 31, 2004	(180)	(99,444)	774	4,738	141,914

Comprehensive income:
Net income	—	27,375	—	—	27,375
Translation adjustment	—	—	—	(7,487)	(7,487)
Recognition of cumulative translation adjustment from liquidation of France subsidiary	—	—	—	691	691

Comprehensive income					20,579

Stock issued under employee stock plans	56	—	—	—	8,795
Shares issued for acquisitions	—	—	—	—	34,910
Employee loans for stock	—	—	—	—	—
Other	—	—	2	—	155

Balance at December 31, 2005	$(124)	$(72,069)	$776	$(2,058)	$206,353

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$27,375	$18,427	$11,784

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,375	15,801	12,062
Unrealized foreign exchange loss	5,745	56	10,466
Loss from discontinued operations	635	—	201
Gain on sale of U.K. ATM network	—	—	(18,045)
Gain on disposal of property and equipment	(254)	(139)	(1,095)
Deferred income tax expense (benefit)	2,381	(440)	1,393
Income assigned to minority interest	916	58	—
Income from unconsolidated affiliates	(1,185)	(345)	(518)
Accretion of discount on notes payable	—	327	46
Amortization of debt obligations issuance expense	1,568	94	—

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(290)	6,130	4,286
Restricted cash	(12,358)	(11,020)	(28,281)
Inventory — PINs and other	(7,550)	(16,471)	(2,833)
Trade accounts receivable	(53,938)	(32,374)	(17,957)
Prepaid expenses and other current assets	(16,340)	(5,594)	(1,484)
Trade accounts payable	67,001	47,242	33,923
Deferred revenue	(3,662)	5,489	427
Accrued expenses and other current liabilities	19,352	17,222	17,199
Other, net	524	168	82

Net cash provided by operating activities	52,295	44,631	21,656

Cash flows from investing activities:
Acquisitions, net of cash acquired	(120,689)	(14,252)	(49,447)
Proceeds from sale of U.K. ATM network and property and equipment	708	325	27,495
Purchases of property and equipment	(18,245)	(8,708)	(5,656)
Purchases of other long term assets	(1,284)	(2,500)	(1,639)

Net cash used in investing activities	(139,510)	(25,135)	(29,247)

Cash flows from financing activities:
Proceeds from issuance of shares and other capital contributions	8,377	9,813	23,986
Net borrowings on short-term debt obligations and revolving credit agreements	12,766	4,413	3,599
Repayment of obligations under capital leases	(5,299)	(5,679)	(3,595)
Repayments of long-term debt	—	(61,973)	(8,765)
Debt issuance costs	(5,136)	(4,399)	—
Proceeds from long-term debt obligations	175,000	140,000	—
Other, net	506	(1)	(16)

Net cash provided by financing activities	186,214	82,174	15,209

Effect of exchange differences on cash	(3,265)	3,283	(394)

Increase in cash and cash equivalents	95,734	104,953	7,224
Cash and cash equivalents at beginning of period	124,198	19,245	12,021

Cash and cash equivalents at end of period	$219,932	$124,198	$19,245

Interest paid during the period	$5,327	$7,608	$6,835
Income taxes paid during the period	14,143	5,902	870
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(1) ORGANIZATION
Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet is one of the world’s largest providers of “top-up” services for prepaid products, such as mobile airtime, long distance and debit cards and also operates the largest independent pan-European automated teller machine (“ATM”) network and the largest shared ATM network in India. In its EFT Processing Segment, as of December 31, 2005, the Company processes transactions for a network of ATMs across Europe, the Middle East, Africa and India. Euronet provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, outsourced point-of-sale (“POS”) EFT solutions, outsourced card solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset). Through its Prepaid Processing Segment, Euronet provides processing, or top-up services, for prepaid mobile airtime and other prepaid products. As of December 31, 2005, the Company operates a network of POS terminals providing electronic processing of top-up services in the U.S, Europe, Africa and Asia Pacific. Through Euronet’s Software Solutions Segment, the Company offers integrated EFT software solutions for electronic payment and transaction delivery systems. Euronet’s principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. The Company’s solutions are used in more than 80 countries worldwide. As of December 31, 2005, Euronet had 15 offices in Europe, four in the Asia Pacific region, three in the U.S. and one in the Middle East. The Company’s executive offices are located in Leawood, Kansas, U.S.A.
(2) BASIS OF PREPARATION
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Euronet and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control, but has the ability to exercise significant influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition.
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions. Actual results could differ from those estimates.
Certain amounts in prior years have been reclassified to conform to current year’s presentation.
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
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(a) Foreign currencies
Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the consolidated statements of income.
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

(b) Cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
(c) Inventory – PINs and other
Inventory – PINs and other is valued at the lower of cost or fair market value and represents primarily prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the Prepaid Processing Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Additionally, from time to time, Inventory — PINs and other may include POS terminals, mobile phone handsets and ATMs held by the Company for resale.
(d) Property and equipment
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment acquired in acquisitions have been recorded at estimated fair values as of the acquisition date.
Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

Automated teller machines	5 – 7 years
Computers and software	3 – 5 years
POS terminals	2 – 5 years
Vehicles and office equipment	5 years
ATM Cassettes	1 year
Leasehold improvements	Over the lesser of the lease term or estimated useful life
(e) Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that on an annual basis and whenever events or circumstances indicate that the assets may be impaired, the Company is required to identify and determine the carrying value of its reporting units, by assigning assets and liabilities, including goodwill and intangible assets. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests for the years ended December 31, 2005, 2004 and 2003 indicated that there were no impairments.
Other Intangibles
In accordance with SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 – 5 years
Trademark and trade name	2 – 20 years
Developed software technology	5 years
Customer relationships	8 – 9 years
Patent	Per transaction basis over an estimated life of 7 years
See Note 10 – Goodwill and Acquired Intangible Assets, Net for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangible assets.
(f) Other assets
Other assets include deferred financing costs, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan.

The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company has reduced its investment to zero. Euronet’s investment in affiliates, primarily related to the Company’s investment in e-pay Malaysia, as of December 31, 2005 and 2004 was $2.0 million and $1.0 million, respectively. Undistributed earnings in these affiliates as of December 31, 2005 and 2004 were $1.9 million and $0.9 million, respectively.
(g) Income taxes
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
(h) Revenue recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of the Company’s revenues are comprised of monthly recurring management fees and transaction-based fees. A description of the major components of revenue, by business segment is as follows:
EFT Processing
Substantially all of the revenue generated in the EFT Processing Segment is derived from ATM transaction-based fees and management fees from the operation of ATMs on an outsourced basis. Transaction-based fees include charges for cash withdrawals, balance inquiries, transactions not completed because the relevant card issuer does not give authorization or prepaid mobile airtime recharges. Outsourcing services are generally billed on the basis of a fixed monthly fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period.
Prepaid Processing
Substantially all of the revenue generated in the Prepaid Processing Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other telecommunication products. These fees and commissions are received from mobile and other telecommunication operators, top-up distributors or retailers. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” commissions received from mobile and other telecommunication operators are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is recorded as a direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
During 2005, with the acquisition of TelecommUSA (See Note 4 – Acquisitions) and formation of Euronet Payments and Remittance, Inc. (“Euronet Payments and Remittance”), the Company entered the international money transfer business. Revenue is earned by charging a transaction fee in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs. Revenue for money transfer services, and the associated direct operating cost, is recognized at the time the transaction is processed.
Software Solutions
Revenue from the Software Solutions Segment is derived from the sale of EFT software solutions for electronic payment and transaction delivery systems. The components of revenue represent software license fees, professional service fees for installation and customization, ongoing software maintenance fees and revenue from the sale of hardware associated with the system.
The Company recognizes professional service fee revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately.
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage of completion method, following the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as prescribed by SOP 97-2. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements contracts is included in prepaid and other current assets. Billings in excess of revenue on software license agreements contracts are recorded as deferred revenue until such time the above revenue recognition criteria are met (see Note 8 – Contracts in Progress).
(i) Research and development costs
The Company applies SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 22 – Research and Development). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.
Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detail program design. The detail program design (i) establishes that the necessary skills, hardware, and software technology are available to produce the product, (ii) is complete and consistent with the product design, and (iii) has been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.
Capitalized software costs are amortized, on a product-by-product basis, equal to the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product, generally three years, including the period being reported on. Amortization commences when the product is available for general release to customers.
(j) Net income per share
Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflect the weighted average shares outstanding during the respective period, after adjusting for the potential dilution upon the assumed conversion of the Company’s contingent convertible debentures and common stock equivalents, which consist of stock options and warrants outstanding. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	As of December 31,
	2005	2004	2003
Basic weighted average shares outstanding	35,020,499	31,267,617	26,463,831
Additional shares from assumed conversion of warrants	—	—	148,497
Incremental shares from assumed conversion of stock options	2,167,488	2,529,082	2,321,156

Potentially diluted weighted average shares outstanding	37,187,987	33,796,699	28,933,484

The table includes options with strike prices below the average fair market value of Euronet common shares during the period. For the year ended December 31, 2005, the average market price of Euronet common shares exceeded the exercise price of all options outstanding.

During 2004 and 2005, the Company issued convertible debentures (see Note 12 – Debt Obligations) that, if converted, would have a potentially dilutive effect on the Company’s stock. The debentures are convertible into a total of 8.5 million shares of Common Stock, subject to adjustment. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. For the years ended December 31, 2005 and 2004, the assumed conversion of the convertible debentures under the if-converted method was anti-dilutive. Accordingly, the impact has been excluded from the above computation of potentially diluted weighted average shares outstanding.
(k) Stock-based compensation
The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options or restricted stock is measured as the excess, if any, of the fair market value of the Company’s shares at the date of the grant over the exercise or purchase price. Such compensation cost is charged to expense on a straight-line basis over the vesting period of the respective options or restricted stock. If vesting may be accelerated as a result of achieving certain milestones, and those milestones are believed to be reasonably achievable, the compensation is recognized on a straight-line basis over the shorter accelerated vesting period. See Note 17 – Stock Plans for further disclosure.
The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation. Certain revisions have been made to the expense amounts reported under the pro-forma disclosure provisions of SFAS No. 123 for 2004 and 2003. These revisions were not material and did not impact the consolidated financial statements. The table below reflects the Company’s revised pro forma results.

	As of December 31,
(in thousands, except per share data)	2005	2004	2003
Net income, as reported	$27,375	$18,427	$11,784
Add: Stock-based compensation expense included in reported net income	562	1,426	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,582)	(7,001)	(5,245)

Pro forma net income	$22,355	$12,852	$6,593

Earnings per share:
Basic-as reported	$0.78	$0.59	$0.45
Basic-pro forma	$0.64	$0.41	$0.25
Diluted-as reported	$0.74	$0.55	$0.41
Diluted-pro forma	$0.60	$0.38	$0.23
Due to the Company’s United States corporate income tax position, the Company currently provides a valuation allowance over its entire U.S. net deferred tax position. Therefore, no tax benefits have been attributed to stock-based compensation expense in the above table because management has not determined that it is more likely than not that such benefit would be realized.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of the SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests (“requisite service period”). SFAS No. 123R permits prospective application or retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. After amendment of the compliance date by the Securities and Exchange Commission during April 2005, the Company is required to adopt the provisions of SFAS No. 123R as of January 1, 2006.
The Company plans to adopt the requirements of SFAS No. 123R using retrospective application and, accordingly, restating all prior years for which SFAS No. 123 was effective. As a result of restating prior years, the Company’s U.S. Federal and state net operating loss carryforwards, reported for U.S. GAAP purposes, will increase. However, since the Company provides a valuation allowance over its entire U.S. net deferred tax position, upon adoption of SFAS No. 123R, the amount of net deferred tax assets is not expected to change. Management expects to use the Black Scholes pricing model for the determination of fair value for future stock option grants. The amount of future compensation expense related to restricted share awards will continue to be based on the share price at the grant date. Management does not expect the adoption of SFAS No. 123R to have a significant impact on the Company’s overall financial position. Share-based compensation expense will be recognized as a Corporate expense on a “straight-line” basis over the requisite service period.
(4) ACQUISITIONS
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on estimated fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For certain generally large acquisitions management engages an appraiser to assist in the valuation.
2005 Acquisitions:
During 2005, the Company completed seven acquisitions for an aggregate purchase price of $114.5 million. The Company’s allocation of the purchase prices to the fair values of acquired tangible and intangible assets remains preliminary while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price, including $2.9 million paid in prior years for acquisitions accounted for as step acquisitions, to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,212	$3,212
Property & equipment	various	1,415	1,392	2,807
Customer relationships	8 or 9 years	10,295	14,471	24,766
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,225	49,998	92,223

Assets acquired		54,991	72,727	127,718

Current liabilities		—	(687)	(687)
Deferred income tax liability		(3,973)	(5,623)	(9,596)

Net assets acquired		$51,018	$66,417	$117,435

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships, software, patent, trade name and non-compete agreements), approximately $64.8 million is deductible for income tax purposes.
Acquisition of Telerecarga S.L.
In March 2005, to supplement the Company’s prepaid processing business in Spain, Euronet purchased 100% of the assets of Telerecarga S.L. (“Telerecarga”), a Spanish company that distributes prepaid mobile airtime and other prepaid products via POS terminals throughout Spain. The purchase price of €38.1 million (approximately $51.0 million) was settled through the assumption of €25.4 million (approximately $34.0 million) in liabilities and cash payments of €12.7 million (approximately $17.0 million).
Other acquisitions
During 2005, Euronet completed six other acquisitions described below for a total purchase price of $63.5 million, comprised of $39.1 million in cash, 754,589 shares of Euronet Common Stock, valued at $19.5 million, and $4.9 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.
•	In December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased 6.25% of Euronet Services Private Limited, the Company’s subsidiary in India (“Euronet India”), increasing its share ownership of Euronet India to 100%. Euronet India is included in the Company’s EFT Processing Segment and, since the Company’s ownership share exceeded 50%, has been a consolidated subsidiary since inception.

•	In two separate transactions; one in April 2005 and one in December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 100%. Europlanet is a debit card processor that owns, operates and manages a network of ATMs and POS terminals. Upon obtaining a controlling interest in April 2005, Euronet began consolidating Europlanet’s financial position and results of operations. Euronet’s $0.2 million share of dividends declared prior to acquiring a controlling ownership share of Europlanet was recognized as income from unconsolidated affiliates during 2005.

•	In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA provides money transfer services, primarily between consumers in the U.S. and Latin America, and bill payment services within the U.S. This acquisition launched the Company’s money transfer and bill payment business.

•	In March 2005, to enhance the Company’s U.S. prepaid processing business, PaySpot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. As described below under “2004 Acquisitions,” Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during 2005. With the increase in ownership from 10% to 51%, Euronet now consolidates ATX’s financial position and results of operations.
In connection with these six other acquisitions, cash and/or Euronet Common Stock have been placed in escrow as security with respect to potential indemnification claims. As of December 31, 2005, 41,310 shares and $3.5 million in cash remain in escrow related to 2005 acquisitions. The shares and cash held in escrow have been reflected in the purchase price allocations because it has been determined beyond a reasonable doubt that the performance criteria will be met. There are additional contingent payments to be calculated based on certain performance criteria as specified in the purchase agreements. As of December 31, 2005, the Company estimates that these payments will total approximately $4.0 million to $7.0 million. When determined beyond a reasonable doubt, additional payments will be recorded as goodwill. The Company must settle a portion of these contingent payments in Euronet Common Stock. Other contingent payments may be settled in cash.
2004 Acquisitions:
During 2004, the Company completed four acquisitions for an aggregate purchase price of $51.6 million. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date.

	Estimated		Other
(dollar amounts in thousands)	Life	Movilcarga	Acquisitions	Total
Current assets		$—	$10,902	$10,902
Property & equipment	various	453	554	1,007
Customer relationships	8 years	4,836	4,488	9,324
Software	5 years	—	199	199
Trade name	2 years	64	—	64
Non-compete agreements	5 years	21	—	21
Goodwill	Indefinite	25,785	24,138	49,923

Assets acquired		31,159	40,281	71,440

Current liabilities		—	(10,544)	(10,544)
Deferred income tax		(1,722)	(1,798)	(3,520)
Minority interest		(5,813)	—	(5,813)

Net assets acquired		$23,624	$27,939	$51,563

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships, software, trade name and non-compete agreements), approximately $25.0 million is deductible for income tax purposes.
Acquisition of Movilcarga
In November 2004, expanding the Company’s prepaid processing segment business into Spain, Euronet indirectly acquired certain prepaid mobile airtime top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company (the “Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga Assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.3 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004; therefore, €10.0 million (approximately $13.0 million) was recorded as a purchase price payable, and included in the asset allocation, as of December 31, 2004. The purchase price also included $0.3 million in transaction costs. Additional payments may be due during the first quarters of 2007 and 2008, subject to the fulfillment of certain financial conditions. The Company estimates that based on information from Meflur, these additional payments will total approximately €7.0 million to €10.0 million (approximately $8.3 million to $11.9 million). The additional payments may be made, at the option of Euronet, in either cash or a combination of cash and Euronet Common Stock. Goodwill will be increased by the amount of additional consideration, if any, when determined beyond a reasonable doubt.
The table above also includes adjustments to Movilcarga’s purchase price allocation based on the finalization of an independent appraisal. The appraisal resulted in a $0.6 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The related deferred income tax liability increased by $0.2 million, which also had the impact of increasing goodwill.
Other acquisitions
During 2004, further expanding the Company’s prepaid processing business in the U.S., Euronet completed the three other acquisitions described below for a total purchase price of $27.9 million, consisting of $5.1 million in cash, 948,898 shares of Euronet Common Stock, valued at $18.8 million, and issued notes payable of $4.0 million. The notes payable were repaid during 2004.
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
In connection with these three other acquisitions, Euronet Common Stock has been placed in escrow as security with respect to potential indemnification claims and/or the achievement of certain performance criteria to be satisfied. As of December 31, 2005, 60,690 shares remain in escrow related to 2004 acquisitions. The shares held in escrow have been reflected in the purchase price allocation because it has been determined beyond a reasonable doubt that the performance criteria will be met. During the fourth quarter 2005, the Company settled the earn-out obligation to the seller of EPS for $0.9 million in Euronet Common Stock, which was recorded as goodwill, and is included in the table above.
Initial investment in ATX Software, Ltd.
In May 2004, Euronet purchased 10% of the shares of ATX, a provider of electronic prepaid voucher solutions incorporated in the U.K. ATX offers software or outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX works directly with scratch card distributors, who in turn contract with the mobile operators and individual retailers. The purchase price of $2.9 million, including professional fees, was settled through the issuance of 125,590 shares of Euronet Common Stock for the ATX shares. Euronet was also granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005, which, as discussed above, Euronet exercised in March 2005.

2003 Acquisitions:
During 2003, the Company completed three acquisitions for an aggregate purchase price of $152.3 million. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date.

	Estimated
(dollar amounts in thousands)	Life	e-pay	AIM	Transact	Total
Current assets		$76,668	$727	$3,760	$81,155
Other assets		1,125	—	—	1,125
Property & equipment	various	2,096	—	854	2,950
Customer relationships	8 or 9 years	12,945	479	7,500	20,924
Software	5 years	1,038	119	441	1,598
Trademark and trade name	20 years	3,345	—	610	3,955
Non-compete agreements	2 years	—	—	140	140
Goodwill	Indefinite	61,272	6,946	62,330	130,548

Assets acquired		158,489	8,271	75,635	242,395

Current liabilities		(78,079)	(727)	(4,050)	(82,856)
Deferred income tax		(3,830)	(223)	(3,205)	(7,258)

Net assets acquired		$76,580	$7,321	$68,380	$152,281

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships, software, trademark, trade name and non-compete agreements), approximately $7.3 million is deductible for income tax purposes.
Acquisition of e-pay Limited
In February 3, 2003, the Company purchased 100% of the shares of e-pay Limited (“e-pay”), launching the Company’s Prepaid Processing Segment. The purchase price of $76.6 million was settled through a cash payment of $30.0 million, the issuance of 2,497,504 shares of Euronet Common Stock, valued at $18.0 million, notes payable of $18.4 million, deferred consideration of $8.5 million and transaction costs of $1.7 million. Of the notes payable, $7.4 million was settled through the issuance of 706,033 shares of Euronet Common stock in 2003 and $11.0 million was paid in full during 2004. The deferred consideration of $8.5 million was paid in full during 2003.
e-pay is based in the U.K and is an electronic payments processor of prepaid mobile airtime services primarily in the U.K. and Australia. It has agreements with mobile operators in those markets under which it supports the distribution of prepaid mobile airtime to their subscribers through POS terminals and electronic cash register systems in retail outlets.
In connection with the acquisition, on May 28, 2003, Euronet increased the size of its Board of Directors by one member and nominated and recommended for election a new Class III director, Paul Althasen, formerly an e-pay shareholder. Subsequently, Mr. Althasen was elected to the Board of Directors.
Acquisition of Austin International Marketing and Investments, Inc.
In September 2003, the Company acquired the assets of Austin International Marketing and Investments, Inc. (“AIM”), a U.S.-based prepaid mobile airtime top-up company that distributes prepaid services via POS terminals in the U.S. The assets of AIM were initially purchased on an “earn-out” basis, with $0.8 million in cash paid at closing and 114,374 shares of Euronet Common Stock, valued at $1.2 million. The remainder was to be paid 30% in cash and 70% in Euronet Common Stock valued at market prices at time of payment over two years based upon defined financial results of the network purchased, with maximum additional consideration of $5.5 million. In September 2004, the purchase agreement was modified to pay the remaining consideration through the issuance of 283,976 shares of Euronet Common Stock, valued at $5.3 million. Of the issued shares of Common Stock, 168,068 were to be held in escrow; 110,114 of the shares were released on September 30, 2005 and are not subject to any performance criteria; and the remaining 57,954 shares will be released on December 31, 2006, subject to the achievement of certain performance criteria. The value of the shares above was reflected as an adjustment to the purchase price as of September 30, 2004 because it was determined beyond a reasonable doubt that the performance criteria would be met.
Acquisition of Transact Elektronische Zahlungssysteme GmbH
In November 2003, the Company purchased 100% of the shares of Transact Elektronische Zahlungssysteme GmbH (“Transact”), a company based in Germany. Transact, which was founded in 1996, specializes in payment processing services and software for electronic financial transactions and prepaid mobile phone transactions on POS terminals, as well as retailer till systems. Additionally, Transact offers a line of proprietary POS terminal products, including general packet radio system (“GPRS”) based products. The transfer of the Transact shares to the Company was staged, with 96% of the Transact shares transferred at closing and the remaining 4% transferred upon payment by the Company of the “earn-out” payment described below. All economic risks and benefits related to the remaining 4% of Transact shares enure to Euronet.
The Company paid approximately $18.7 million in cash, including $0.9 million in transaction costs, and issued 643,048 shares of Common Stock, valued at $10.6 million, for the Transact shares. Additionally, an earn-out payment was due, based on Transact’s earnings before interest, taxes, depreciation and amortization (calculated as described in the purchase agreement and the certificates), which Euronet refers to as “EBITDA,” for the third quarter of 2004, together with certain other performance criteria described in the purchase agreement and the certificates. In settlement of the earn out, during the first quarter 2005, Euronet delivered to the former shareholders of Transact cash of €18.7 million (approximately $24.5 million) and 598,302 additional shares of Euronet Common Stock valued at a total of $14.6 million on the date of issuance. The Company recorded a liability for the earn-out as of December 31, 2004 in the amount of $39.1 million, representing the value of the Common Stock on the date of issuance and the $24.5 million cash payment. The Company recorded this additional purchase price as an increase to goodwill. The table above also includes adjustments to Transact’s purchase price allocation based on the finalization of the independent appraisal. The appraisal resulted in a $1.8 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The related deferred income tax liability increased by $0.7 million, which also had the impact of increasing goodwill.
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
In April 2004, Fletcher exercised 50% of its additional investment rights in accordance with its agreement with Euronet, resulting in a net share settlement to Fletcher of 233,451 shares. In May 2004, Fletcher delivered a notice of exercise of the remaining 50% of their additional investment rights, which would result in a net share settlement to Fletcher of 190,248 shares; however, Fletcher suspended such exercise pending discussions regarding an alternative investment in Euronet. In November 2004, Fletcher delivered a revised notice of exercise of the remaining 50% of its additional investment rights, based upon the position that such exercise superseded the notice delivered in May 2004. This revised notice claimed Fletcher was entitled to a net share settlement of 319,024 shares based on movement in the price of Euronet’s common stock on the NASDAQ after the May exercise. Euronet contested that revised notice and in December 2004, issued Fletcher 190,248 shares as provided in the earlier exercise. In December 2004, Fletcher notified Euronet that it considered Euronet in breach of its obligations under the placement agreement creating the additional investment right. The Company continues to believe it has honored all its requirements for the additional purchase rights and that Fletcher’s assertion of default is without basis. During 2005, the Company received confirmation from Fletcher that it had decided not to litigate this matter.
Pro forma results
The following unaudited pro forma financial information presents the combined results of operation of Euronet as if all acquisitions had occurred as of the beginning of 2004. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Euronet. Pro forma results were as follows for the years ended December 31, 2005 and 2004:

Unaudited Pro Forma and Condensed Statements of Income

	Pro Forma for the Year Ended
	December 31,
(amounts in thousands, except per share data)	2005	2004
Revenues	$546,023	$451,634
Operating income	54,150	45,360
Income from continuing operations	29,046	24,147
Net income	28,411	24,147

Earnings per share-basic:
Continuing operations	$0.82	$0.75
Discontinued operations	(0.01)	—

Total	$0.81	$0.75

Earnings per share-diluted:
Continuing operations	$0.78	$0.70
Discontinued operations	(0.02)	—

Total	$0.76	$0.70

(5) NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $3.8 million, $19.9 million and $1.8 million during the years ended December 31, 2005, 2004 and 2003, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
During 2003, there were various non-cash extinguishments of the 12 3 / 8 % Senior Discount Notes and e-pay acquisition debt (see Note 12 – Debt Obligations).
See Note 4 – Acquisitions for a description of non-cash financing and investing activities related to the Company’s acquisitions.
(6) RESTRICTED CASH
The restricted cash balances as of December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Cash held in trust and/or cash held on behalf of others	$55,643	$64,603
Collateral on bank credit arrangements	16,902	2,531
ATM network cash	1,026	1,394
Other	371	772

Total	$73,942	$69,300

ATM network cash represents balances held that are equivalent to the value of certain banks’ cash held in Euronet’s ATM network. The Company also has deposits with commercial banks to cover guarantees. The bank credit arrangements primarily represent cash collateral for bank guarantees. The cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected on behalf of mobile operators are deposited into a restricted cash account.

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS
The balances as of December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Net VAT and other taxes receivable	$14,133	$7,418
Uninvoiced prepaid processing settlement receivables	12,983	8,054
Prepaid expenses	7,078	4,904

Total	$34,194	$20,376

(8) CONTRACTS IN PROGRESS
Amounts included in the consolidated financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts are classified as current assets under prepaid and other current assets. Amounts received from customers in excess of revenues recognized to date are classified as current liabilities in deferred revenue.
The software installation contracts in progress consist of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Earnings on software installation contracts	$12,603	$12,730	$12,813
Less billings to date	(13,527)	(13,861)	(13,982)

Net	$(924)	$(1,131)	$(1,169)

The components of contracts in progress are included prepaid expenses and other current assets and deferred revenue in the accompanying consolidated balance sheets are summarized as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Prepaid expenses and other current assets	$251	$425	$729
Deferred revenue	(1,175)	(1,556)	(1,898)

Net	$(924)	$(1,131)	$(1,169)

(9) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization are as follows:

	As of December 31,
(in thousands)	2005	2004
ATMs	$61,873	$60,114
POS terminals	19,287	12,635
Vehicles and office equipment	7,237	6,628
Computers and software	23,099	21,914

	111,496	101,291
Less accumulated depreciation and amortization	(66,644)	(61,384)

Total	$44,852	$39,907

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2005, 2004 and 2003 was $14.7 million, $10.9 million and $10.4 million, respectively.
(10) GOODWILL AND ACQUIRED INTANGIBLES ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets:

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$53,451	$10,121	$27,403	$4,467
Trademarks	4,244	573	4,647	285
Software	2,959	1,038	2,243	611
Patent	1,699	20	—	—
Non-compete agreements	289	166	—	—

Totals	$62,642	$11,918	$34,293	$5,363

The following table summarizes the goodwill and intangible activity for the years ended December 31, 2004 and 2005:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2004	$22,772	$88,512	$111,284
Increases (decreases):
Acquisition of Movilcarga	4,353	26,046	30,399
Other 2004 acquisitions	5,180	23,003	28,183
Additional purchase price related to Transact	—	39,113	39,113
Additional purchase price related to AIM	—	5,535	5,535
Amortization	(3,656)	—	(3,656)
Other (primarily changes in foreign currency exchange rates)	281	1,459	1,740

Balance as of December 31, 2004	$28,930	$183,668	$212,598

Increases (decreases):
Acquisition of Telerecarga	11,351	42,225	53,576
Other 2005 acquisitions	17,070	49,998	67,068
Adjustment to Transact purchase price allocation	1,789	(1,025)	764
Adjustment to Movilcarga purchase price allocation	568	(338)	230
Amortization	(6,441)	—	(6,441)
Other (primarily changes in foreign currency exchange rates)	(2,543)	(7,333)	(9,876)

Balance as of December 31, 2005	$50,724	$267,195	$317,919

Of the total goodwill balance of $267.2 million, $248.5 million relates to the Prepaid Processing Segment and the remaining $18.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $6.4 million, $3.7 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense on intangible assets as of December 31, 2005 with finite lives is expected to be $7.7 million for 2006, $7.6 million for 2007, $7.3 million for 2008, $7.3 million for 2009 and $6.9 million for 2010.
The Company’s annual impairment tests during the years ended December 31, 2005, 2004 and 2003 indicated that there were no impairments.
(11) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Accrued Expenses	$24,918	$14,369
Prepaid Processing Segment trust settlement liability	52,183	41,106
Transact earn-out liability	—	39,113
Movilcarga purchase price liability	—	12,992

Total	$77,101	$107,580

(12) DEBT OBLIGATIONS
Short-Term Debt Obligations
Short-term debt obligations outstanding were $22.9 million at December 31, 2005 and $4.9 million at December 31, 2004, with weighted average interest rates of 5.3% and 5.6%, respectively.

Long-Term Debt Obligations
Long-term debt obligations consist of the following as of December 31, 2005 and 2004:

	Year Ended December 31,
(in thousands)	2005	2004
1.625% convertible senior debentures, unsecured, due 2024	$140,000	$140,000
3.50% convertible debentures, unsecured, due 2025	175,000	—

Total long-term debt obligations	$315,000	$140,000

On October 4, 2005, the Company completed the sale of $175 million of our private offering 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sales of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually in April and October, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company for seven years but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will not be subordinated in right of payment to the $140 million 1.625% Convertible Senior Debentures described below. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet’s subsidiaries. The Convertible Debentures will not be guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.
On December 15, 2004, the Company completed the sale of $140 million of our private offering 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). The Company received net proceeds from the sales of $135.4 million, after fees totaling $4.6 million. The Convertible Senior Debentures have an interest rate of 1.625% per annum payable semi-annually in June and December, and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Senior Debentures may not be redeemed by the Company for five years but are redeemable at any time thereafter at par. Holders of the Convertible Senior Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Senior Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Senior Debentures, the Company recorded $4.6 million in debt issuance costs, which is being amortized over five years, the term of the initial put option by the holders of the Convertible Senior Debentures. The Convertible Senior Debentures are general unsecured and unsubordinated obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations and senior in right of payment to all of the Company’s future subordinated indebtedness. The Convertible Senior Debentures are effectively subordinated to existing and future secured indebtedness, including indebtedness under the Company’s credit facilities with respect to any collateral securing such indebtedness. The Convertible Senior Debentures are not be guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness or other additional indebtedness.

In connection with the acquisition of Precept, the Company incurred indebtedness to the former shareholders comprised of two separate elements:
•	Installment promissory notes in the amount of $2.0 million, bearing interest at an annual rate of 7%, which were repaid in three equal installments during 2004.

•	Indebtedness of $2.0 million under promissory notes bearing interest at an annual rate of 7%, due on February 25, 2005. Euronet had the option of paying the principal and interest in shares of Company Common Stock valued at a 10% discount to the average market price for 20 trading days prior to the maturity date. Additionally, at any time prior to the maturity date, the amount outstanding under these notes was convertible into shares of Common Stock at a conversion price of $28.42 per share. This indebtedness was fully repaid in cash during 2004.
In connection with the acquisition of e-pay, the Company incurred indebtedness to the former e-pay shareholders, two of whom were made officers of the Company. This indebtedness was fully repaid in cash during 2004.
In 1998, the Company sold 12 3/8% Senior Discount Notes due on July 1, 2006 along with 729,633 warrants to purchase 766,114 shares of Common Stock. Each warrant entitled the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of Common Stock at an exercise price of $5 per share. The notes and warrants were separately transferable. During 2004, the Company repurchased or redeemed the balance of its 12 3/8% Senior Discount Notes and recognized $0.9 million as a loss on the early retirement of debt due to the combination of redemption premiums and the elimination of capitalized debt issuance costs. The final 277,269 warrants were exercised during 2004.
Credit Agreements
In February 2004, the Company entered into a two-year unsecured revolving credit agreement with Bank of America providing a facility of up to $10 million. In October 2004, this facility was canceled and replaced by a two-year $40 million revolving credit agreement. In June 2005, the Company amended the revolving credit agreement to increase the amount available for borrowing to $50 million and allow more flexibility within certain debt covenants. The revolving credit agreement is comprised of a $10 million facility among the Company and certain U.S. subsidiaries and a $40 million facility among the Company and certain European subsidiaries. The revolving credit facilities can be used to repay existing debt, for working capital needs, to make acquisitions and for other corporate purposes. Borrowings under the $10 million facility bear interest at either a prime rate plus an applicable margin specified in the respective agreement, or a rate fixed for up to 30- to 90-day periods equal to the U.S. dollar London Interbank Offered Rate (“LIBOR”) plus an applicable margin, as set forth in the respective agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, adjusted for certain other items as defined in the agreements. Borrowings under the U.S. facility are secured by the share capital of the U.S. subsidiaries and 65% of the share capital of Euronet Services Holding B.V., as well as guaranteed by all U.S. subsidiaries. Borrowings under the $40 million facility may be drawn in U.S. dollars, euro, and/or British pounds. Borrowings in U.S. dollars bear interest similar to the terms of the $10 million facility. Borrowings in euro or British pounds bear interest at a rate fixed for up to 30- to 90-day periods equal to the Euro Interbank Offered Rate (“EURIBOR”) or British pound LIBOR, respectively, rate plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. Borrowings under this facility are secured by the share capital of the U.S. subsidiaries and the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, as well as guaranteed by a majority of the Company’s subsidiaries.
As of December 31, 2005, the Company has $7.3 million in borrowings and $6.7 million in stand-by letters of credit outstanding against these facilities. The borrowings are classified as short-term debt obligations in the Consolidated Balance Sheets and accrue interest at 4.7% per annum. The Company pays fixed interest at 1.75% per annum for stand-by letters of credit outstanding against these facilities. As of December 31, 2004 there were stand-by letters of credit of $2.9 million and no borrowings outstanding against these facilities. Total debt issuance costs of $0.6 million, including unamortized debt issuance costs of $0.3 million associated with the original October 2004 facility, are being amortized over the original two year term of the facility. The agreements expire in October 2006 and contain customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.
(13) GAIN ON DISPOSITION OF U.K. ATM NETWORK
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
Gain on Sale
The following table summarizes the gain on the sale of Euronet U.K. (in thousands):

Sale price of Euronet U.K.	$29,423
Less: Portion of sale price attributed to estimated fair value of ATM Services	(4,500)

Total consideration received attributed to Purchase Agreement	24,923
Less: Net transaction and settlement costs	(505)

Net proceeds recognized in 2003	24,418
Adjustments: value of net assets removed as of December 31, 2002—
Euronet U.K. assets removed	(10,326)
Euronet U.K. liabilities removed	3,537
Other liabilities removed	416

Gain on sale	$18,045

(14) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2006 and 2011 and bear interest at rates between 2.5% and 12.5%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

	Year Ended December 31,
(in thousands)	2005	2004
ATMs	$26,744	$38,098
Other	2,187	2,463

Subtotal	28,931	40,561
Less accumulated amortization	(13,037)	(23,508)

Total	$15,894	$17,053

(b) Operating leases
The Company has non-cancelable operating rental leases for office space, which expire over the next two to six years. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $4.3 million, $3.4 million, and $2.4 million, respectively.
(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are:

	Capital	Operating
(in thousands)	Leases	Leases
Year ending December 31,
2006	$6,878	$4,219
2007	5,373	4,477
2008	3,252	4,529
2009	2,628	3,302
2010	2,283	1,905
2011 and thereafter	1,076	662

Total minimum lease payments	21,490	$19,094

Less amounts representing interest	(3,830)

Present value of net minimum capital lease payments	17,660
Less current installments of obligations under capital leases	(5,431)

Obligations under capital lease obligations, less current installments	$12,229

(15) TAXES
Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income before income taxes for the years ended December 31, 2005, 2004 and 2003 are presented as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Income (loss) from continuing operations:
United States	$(15,488)	$4,763	$(643)
Europe	47,024	20,686	18,538
Asia Pacific	11,450	4,496	(1,664)

Income from continuing operations before income taxes	42,986	29,945	16,231

Loss from discontinued operations — Europe	(635)	—	(201)

Total income before income taxes	$42,351	$29,945	$16,030

There was no income tax expense or benefit associated with the Company’s results from discontinued operations in 2005 or 2003. The Company’s income tax expense for the years ended December 31, 2005, 2004 and 2003 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current tax expense:
U.S.	$(296)	$(356)	$(83)
Foreign	(12,299)	(11,602)	(1,696)

Total current	(12,595)	(11,958)	(1,779)

Deferred tax benefit (expense):
U.S.	$111	$148	$—
Foreign	(2,492)	292	(2,467)

Total deferred	(2,381)	440	(2,467)

Total tax expense	$(14,976)	$(11,518)	$(4,246)

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the 34% federal statutory rate applicable to corporations with U.S. taxable income less than $10 million were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2005	2004	2003
U.S. federal income tax expense at applicable statutory rate	$(14,615)	$(10,181)	$(5,519)
Tax effect of:
State income tax benefit (expense) at statutory rates	511	(157)	—
Non-taxable gain on sale of U.K. ATM network	—	—	6,073
Non-deductible expenses	(926)	(1,958)	(4,432)
Other permanent differences	4,560	(3,361)	187
Difference between U.S. Federal and foreign tax rates	2,879	1,279	(475)
Impact of changes in tax rates	165	252	(1,802)
Provision in excess of foreign statutory rates	(2,050)	—	—
Other	(1,994)	(2,906)	563
Change in valuation allowance	(3,506)	5,514	1,159

Total income tax expense	$(14,976)	$(11,518)	$(4,246)

Effective tax rate	34.8%	38.5%	26.2%
The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Deferred tax assets:
Tax loss carryforwards	$32,161	$24,955
Accrued interest	3,023	1,033
Accrued expenses	2,090	—
Billings in excess of earnings	545	638
Property and equipment	811	1,791
Deferred revenue	—	590
Deferred financing costs	285	—
Deferred compensation	360	1,000
Other	1,519	1,570

Gross deferred tax assets	40,794	31,577
Valuation allowance	(31,988)	(21,446)

Net deferred tax assets	8,806	10,131

Deferred tax liabilities:
Intangibles related to purchase accounting	(16,133)	(9,801)
Tax amortizable goodwill	(1,148)	—
Other current assets	(53)	—
Accrued interest	(5,423)	—
Earnings in excess of billings	(93)	(96)
Debt obligations	—	(5,486)
Property and equipment	(332)	(1,064)
Investment in affiliates	(908)	(539)
Other	(4,090)	(2,399)

Total deferred tax liabilities	(28,180)	(19,385)

Net deferred tax liabilities	$(19,374)	$(9,254)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated to income taxes in the consolidated statements of income with the following exceptions. Tax benefits derived from the compensation element of exercised stock options and disqualifying dispositions of qualified stock options of $17.0 million will be allocated to additional paid in capital.
As of December 31, 2005, 2004 and 2003, the Company’s U.S. Federal and foreign tax loss carryforwards were $90.9 million, $74.9 million and $60.3 million, respectively, and U.S. state tax loss carryforwards were $64.5 million, $50.4 million and $17.6 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2005, the Company had U.S. Federal and foreign tax net operating loss carryforwards of approximately $90.9 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2006	$166	$27
2007	—	—
2008	3,100	589
2009	892	175
2010	1,818	300
2011 and thereafter	76,808	26,093
Unlimited	8,139	2,831

Total	$90,923	$30,015

In addition, the Company’s state tax net operating losses of $64.5 million will expire periodically from 2006 through 2025.
Except for a portion of the earnings of e-pay Australia Pty Ltd., e-pay New Zealand Pty Ltd., and ATX Software, Ltd., no provision has been made in the accounts as of December 31, 2005, 2004 and 2003 for U.S. Federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
On October 22, 2004, President Bush signed into law H.R. 4520, otherwise known as the American Jobs Creation Act of 2004 (the “Act”). The Act contains several provisions that impact U.S. multinational companies including a temporary incentive to repatriate foreign earnings at an effective tax rate of 5.25%. The Company evaluated the provisions of the Act and determined that, given the Company’s U.S. federal tax position, the repatriation incentive would not be advantageous to the Company. The Company does not foresee circumstances that would necessitate a change to its current intention to indefinitely reinvest the accumulated earnings of its foreign subsidiaries other than as described above.
The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for exposures identified.
On December 15, 2004, the Company completed the sale of $140 million of 1.625% stated interest Convertible Senior Debentures in a private offering. Additionally, on October 4, 2005, the Company completed the sale of $175 million of 3.50% stated interest Convertible Debentures in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the Convertible Debentures. Euronet has determined that amount to be 9.05% and 8.50% for the Convertible Senior Debentures and Convertible Debentures, respectively, which is substantially in excess of the stated interest rate.
An issuer of convertible debt may not deduct any premium paid upon its repurchase of such debt if the premium exceeds a normal call premium. This denial of an interest deduction, however, does not apply to accruals of interest based on the comparable yield of a convertible debt instrument. Nonetheless, the anti-abuse regulation, set forth in Section 1.1275(g) of the Internal Revenue Code (“Code”), grants the Commissioner of the Internal Revenue Service authority to depart from the regulation if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to the debentures described above and ultimately sustained, our deductions for these debentures could be limited to the stated interest. The scope of the application of the anti-abuse regulations is unclear. The Company is of the view that the application of the Contingent Debt Regulations to the debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished; however, such a contrary position would not have any adverse impact on our reported tax expense because there has been no tax benefit recognized for the difference between the stated interest and the comparable yield of the debentures as such benefit is allocated to additional paid in capital when realized.
Under Section 279(b) of the Code, no deduction is allowed for interest expense paid or incurred on corporate acquisition indebtedness in excess of $5 million. The $5 million interest deduction limit is reduced by the amount of interest paid or incurred on certain obligations that do not qualify as corporate acquisition indebtedness within the meaning ascribed by Section 279 but were issued to provide consideration for acquisitions. If a portion of the proceeds from the issuance of the Convertible Debentures or the Convertible Senior Debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the Convertible Debentures or Convertible Senior Debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279, interest deductions on such debt would be disallowed for tax purposes. We do not currently anticipate that this limitation would have a material impact on our ability to deduct the interest on the debentures.
(16) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2005, 2004 and 2003:

		Additions
	Balance at	charged to	Amounts	Balance at
(in thousands)	January 1,	expense	written off	December 31,
2003 Allowance for doubtful accounts	$484	$1,194	$(631)	$1,047
2004 Allowance for doubtful accounts	$1,047	$1,028	$(702)	$1,373
2005 Allowance for doubtful accounts	$1,373	$976	$(354)	$1,995
(17) STOCK PLANS
(a) Stock options
The Company has established a share compensation plan (the “SCP”) that provides certain employees options to purchase shares of its Common Stock or grants of restricted share awards. These awards generally vest over periods ranging from three to seven years from the date of grant and are generally exercisable during the shorter of a ten year term or the term of employment or consulting arrangements with the Company. As of December 31, 2005, the Company reserved 9,663,991 shares of Common Stock, of which 9,594,530 have been awarded to employees.
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
Upon the initial public offering of the Company on March 6, 1997, all milestone awards and milestone options granted under the milestone arrangement (with the exception of 49,819 options to certain key employees that vested equally over the two years following the initial public offering) vested and all shares became immediately issuable to beneficiaries of milestone awards and options. At that time, 800,520 milestone awards and 232,078 milestone options were exercised. As of December 31, 2005, 937 milestone options remain unexercised.
Summary stock options activity is presented in the table below:

		Average
	Number of	Exercise
(in thousands)	Shares	Price
Balance at January 1, 2003 (2,674,654 shares exercisable)	5,859,164	$7.26
Granted	676,400	10.79
Exercised	(455,621)	5.29
Forfeited	(348,377)	10.14

Balance at December 31, 2003 (2,841,918 shares exercisable)	5,731,566	7.64
Granted	862,830	21.78
Exercised	(1,506,564)	5.11
Forfeited	(98,458)	12.12

Balance at December 31, 2004 (2,175,669 shares exercisable)	4,989,374	10.78
Exercised	(1,104,621)	6.33
Forfeited	(81,492)	14.04

Balance at December 31, 2005 (2,142,090 shares exercisable)	3,803,261	$11.91

As of December 31, 2005, the range of exercise prices, weighted-average remaining contractual life and number exercisable of options outstanding under the SCP was as follows:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
				Weighted Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$ 1.43	—	$2.51	253,772	0.8	$2.13	253,772	$2.13
$ 2.51	—	$5.01	421,716	5.6	$4.87	421,716	$4.87
$ 5.01	—	$7.52	898,221	5.4	$6.05	670,121	$6.05
$ 7.52	—	$10.02	122,916	5.7	$7.83	78,116	$7.95
$10.02	—	$12.53	563,917	7.1	$10.78	225,552	$10.88
$12.53	—	$15.04	59,884	3.4	$13.35	50,584	$13.47
$15.04	—	$17.54	167,526	6.5	$16.41	82,848	$16.40
$17.54	—	$20.05	588,643	6.5	$17.82	224,545	$17.72
$20.05	—	$22.55	661,666	8.4	$22.00	121,836	$22.00
$22.55	—	$25.06	65,000	8.9	$25.06	13,000	$25.06

			3,803,261	6.2	$11.91	2,142,090	$8.75

The Company applies APB Opinion No. 25 in accounting for its share option plans. The exercise price of the options is established generally based on the estimated fair value of the underlying shares at grant date. There were no options issued during the year ended December 31, 2005. The following table provides the fair value of options granted under the SCP during the years ended December 31, 2004 and 2003 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2004	2003
Volatility	52.7%	60.7%
Risk-free interest rates	3.6%	4.9%
Dividend yield	0.0%	0.0%
Expected lives	6.6 years	6.6 years
Weighted-average fair value (per share)	$10.51	$6.52
(b) Restricted stock
The SCP also allows the Compensation Committee of the Board of Directors to make grants of restricted shares to certain current and prospective key employees, directors and consultants of the Company. Compensation expense related to restricted share grants recognized on a straight-line basis over the vesting period and is based on the share price at the grant date. During the years ended

December 31, 2005, 2004 and 2003, the Company awarded 526,676, 92,064 and 35,000 restricted shares, respectively, under this plan at no cost to employees. Generally, awards of restricted stock vest over a seven year period and certain awards can be accelerated upon the achievement of established milestones. For the years ended December 31, 2005, 2004 and 2003 the Company recognized compensation expense related to grants of these restricted shares of $0.6 million, $1.4 million and less than $0.1 million, respectively.
(c) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the plan. Pursuant to the ESPP, during the years ended December 31, 2005, 2004 and 2003 the Company issued 42,365 shares, 44,670 shares and 66,524 shares of Common Stock, respectively, at an average price per share of $23.54, $15.99 and $8.22, respectively. The following table provides the fair value of the ESPP stock purchase rights during the years ended December 31, 2005, 2004 and 2003 together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2005	2004	2003
Volatility	33.8%	52.6%	60.9%
Risk-free interest rates	4.0%	3.6%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$4.73	$3.66	$2.01
(d) Employee Loans for Common Stock
In October 1999, the Company’s Board of Directors approved and implemented a Loan Agreement Program for certain employees, under which the Company loaned sums of money to participating employees in order for them to purchase shares of the Company’s Common Stock on the open market. The shares were pledged to the Company to secure the loans. As of December 31, 2005, all loans had either been repaid or the shares held by the Company as collateral have been recorded as treasury stock.
(18) EMPLOYEE BENEFIT PLANS
The Company has established a profit sharing and 401(k) plan for all eligible employees that are not otherwise covered by a retirement benefit plan (national or private) outside of the U.S., effective the first day of the month following employment. Each plan participant can contribute up to the maximum amount allowed by the Internal Revenue Service to the plan through payroll deductions. The Company’s matching contributions to the plan are made in Company Common Stock and are discretionary. Contributions are determined each year by the Board of Directors. The employee’s vested percentage regarding the employer’s contribution varies according to years of service. The Company’s contribution accrual to the plan for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.2 million and $0.1 million, respectively.
The Company maintains a health and dental insurance program, which covers all eligible U.S.-based employees and their legal dependants, of which the employee covers a portion of the cost. Further, the Company provides certain short-term and long-term disability and life insurance to eligible U.S.-based employees.
(19) BUSINESS SEGMENT INFORMATION
The Company operates in three principal business segments;
1)	In the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa and India. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of Euronet Payments and Remittance, a company formed upon the 2005 acquisition of TelecommUSA, a licensed money transfer and bill payment company. See Note 4 – Acquisitions for a discussion of the Company’s acquisition of TelecommUSA.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.
“Corporate Services, Eliminations and Other” includes non-operating results, certain intercompany eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. Inter-segment transactions are not significant.
The following tables present the segment results of the Company’s operations for the years ended December 31, 2005, 2004 and 2003:

	For the year ended December 31, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$105,551	$411,279	$14,898	$(569)	$531,159

Operating expenses:
Direct operating costs	44,118	325,594	1,046	—	370,758
Salaries and benefits	17,063	22,834	8,336	5,507	53,740
Selling, general and administrative	9,333	16,400	944	4,812	31,489
Depreciation and amortization	9,468	11,740	1,057	110	22,375

Total operating expenses	79,982	376,568	11,383	10,429	478,362

Operating income (loss)	25,569	34,711	3,515	(10,998)	52,797

Other income (expense):
Interest income	202	3,664	—	2,008	5,874
Interest expense	(2,205)	(946)	—	(5,308)	(8,459)
Income from unconsolidated affiliates	50	1,003	—	132	1,185
Foreign exchange loss, net	—	—	—	(7,495)	(7,495)

Total other income (expense)	(1,953)	3,721	—	(10,663)	(8,895)

Income (loss) from continuing operations before income taxes and minority interest	23,616	38,432	3,515	(21,661)	43,902
Income tax expense	(4,104)	(10,849)	(23)	—	(14,976)
Minority interest	(227)	(689)	—	—	(916)

Income (loss) from continuing operations	$19,285	$26,894	$3,492	$(21,661)	$28,010

Segment assets as of December 31, 2005	$124,772	$477,893	$6,308	$285,379	$894,352
Fixed assets as of December 31, 2005	32,814	11,534	533	(29)	44,852

	For the year ended December 31, 2004
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$77,600	$289,810	$13,670	$—	$381,080

Operating expenses:
Direct operating costs	34,129	229,908	566	(1)	264,602
Salaries and benefits	13,470	15,226	8,456	4,643	41,795
Selling, general and administrative	6,625	10,048	1,882	5,023	23,578
Depreciation and amortization	8,329	6,355	975	142	15,801

Total operating expenses	62,553	261,537	11,879	9,807	345,776

Operating income (loss)	15,047	28,273	1,791	(9,807)	35,304

Other income (expense):
Interest income	136	2,711	1	174	3,022
Interest expense	(1,583)	(628)	(2)	(5,087)	(7,300)
Income (loss) from unconsolidated affiliates	—	386	—	(41)	345
Loss on early retirement of debt	—	—	—	(920)	(920)
Foreign exchange loss, net	—	—	—	(448)	(448)

Total other income (expense)	(1,447)	2,469	(1)	(6,322)	(5,301)

Income (loss) from continuing operations before income taxes and minority interest	13,600	30,742	1,790	(16,129)	30,003
Income tax expense	(4,321)	(7,187)	—	(10)	(11,518)
Minority interest	—	(58)	—	—	(58)

Income (loss) from continuing operations	$9,279	$23,497	$1,790	$(16,139)	$18,427

Segment assets as of December 31, 2004	$92,238	$429,850	$6,605	$89,782	$618,475
Fixed assets as of December 31, 2004	32,605	6,555	706	41	39,907

	For the year ended December 31, 2003
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$52,752	$136,185	$15,470	$—	$204,407

Operating expenses:
Direct operating costs	21,990	109,538	829	—	132,357
Salaries and benefits	11,093	7,155	9,716	3,218	31,182
Selling, general and administrative	5,830	3,937	2,328	3,394	15,489
Depreciation and amortization	7,192	3,626	1,160	84	12,062

Total operating expenses	46,105	124,256	14,033	6,696	191,090

Operating income (loss)	6,647	11,929	1,437	(6,696)	13,317

Other income (expense):
Interest income	31	1,056	6	164	1,257
Interest expense	(631)	(11)	(2)	(6,572)	(7,216)
Gain on sale of U.K. subsidiary	18,045	—	—	—	18,045
Income (loss) from unconsolidated affiliates	(1)	645	—	(126)	518
Foreign exchange loss, net	—	—	—	(9,690)	(9,690)

Total other income (expense)	17,444	1,690	4	(16,224)	2,914

Income (loss) from continuing operations before income taxes	24,091	13,619	1,441	(22,920)	16,231
Income tax expense	(1,911)	(2,810)	—	475	(4,246)

Income (loss) from continuing operations	$22,180	$10,809	$1,441	$(22,445)	$11,985

Segment assets as of December 31, 2003	$46,488	$238,598	$8,155	$10,532	$303,773
Fixed assets as of December 31, 2003	17,095	2,908	798	(143)	20,658
Total revenues for the three years ended December 31, 2005, and property and equipment and total assets as of December 31, 2005 and 2004 summarized by geographic location, were as follows:

	Revenues			Property & Equipment, net		Total Assets
	For the year ended			as of December 31,		as of December 31,
(in thousands)	2005	2004	2003	2005	2004	2005	2004
U.K.	$184,421	$170,968	$94,762	$1,957	$1,925	$179,248	$180,364
Australia	83,061	60,557	37,752	384	329	54,644	37,116
U.S.	74,845	43,929	17,818	6,035	2,273	296,538	149,031
Poland	46,746	30,615	16,887	15,545	17,409	41,400	38,331
Spain	45,314	2,928	—	1,663	672	132,155	54,698
Germany	37,144	33,839	14,280	6,533	7,625	100,003	101,537
Hungary	10,731	10,407	7,397	6,024	6,108	12,812	12,649
Other	48,897	27,837	15,511	6,711	3,566	77,552	44,749

Total	$531,159	$381,080	$204,407	$44,852	$39,907	$894,352	$618,475

Total revenues are attributed to countries based on location of customer for the EFT Processing and Prepaid Processing Segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S.
(20) FINANCIAL INSTRUMENTS
(a) Concentrations of credit risk
Euronet’s credit risk primarily relates to trade accounts receivable and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base includes the most significant international card organizations and certain banks in the Company’s markets.

The Prepaid Processing Segment’s customer base is diverse and includes several major retailers and/or distributors in markets that they operate. Euronet performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral.
The Company invests excess cash not required for use in operations primarily in high credit quality, short-term duration securities that the Company believes bear minimal risk. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit worthiness of these financial institutions.
(b) Fair value of financial instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, as the maturities are less than one year in duration. Based on quoted market prices, as of December 31, 2005 the fair value of the Company’s Convertible Debentures was $168.9 million, compared to a carrying value of $175.0 million and the fair value of the Company’s Convertible Senior Debentures was $147.4 million, compared to a carrying value of $140.0 million.
(21) RELATED PARTY TRANSACTIONS
See Note 4 – Acquisitions for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $1.4 million in interest in 2004 to former e-pay shareholders who were appointed as a director and officers of the Company. This indebtedness was repaid in full in December 2004, accordingly, there was no interest incurred for this indebtedness during 2005.
(22) RESEARCH AND DEVELOPMENT
Euronet engages in research and development activities, primarily in the Software Solutions Segment, to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software costs for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(in thousands)	2005	2004	2003
Beginning balance-capitalized development cost	$1,537	$1,835	$1,584
Additions-capitalized in the period	831	729	1,173
Amortization-expense in the period	(928)	(1,027)	(922)

Net capitalized development cost	$1,440	$1,537	$1,835

Research and development costs expensed for the years ending December 31, 2005, 2004 and 2003 were $1.9 million, $1.9 million and $2.9 million, respectively.
(23) LOSS FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. For the year ended December 31, 2002 the Company incurred a loss on disposal of the France business of $0.1 million. During the period since the initial sale of the France ATM Network Processing Services Business in 2002, the Company relocated certain administrative functions to other Euronet subsidiaries and cleared liquidation procedures in France.
Discontinued operations for the year ended December 31, 2005 represent a $0.6 million loss on the final liquidation of France, which was recorded in the fourth quarter. This loss consists primarily of the reclassification to net income of the Company’s cumulative translation adjustment that had previously been recorded as a component stockholders’ equity (accumulated other comprehensive income) due to the prior years’ consolidation of the France operations. There were no results from discontinued operations for the year ended December 31, 2004. Discontinued operations for the year ended December 31, 2003 included $0.2 million in operating expenses related to remaining administrative functions of the France operations.
There were no assets or liabilities held for sale at December 31, 2005 or 2004.
(24) CONTINGENCIES
From time to time the Company is a party to litigation arising in the ordinary course of its business.

During 2005, the Company received a claim from a former cash supply contractor in Central Europe (the “Contractor”) for approximately $2.0 million in cash and interest that the Contractor claims to have provided to Euronet during the fourth quarter 1999 and first quarter 2000. This claim, based on events that purportedly occurred over five years ago, was filed more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. The Contractor has threatened, but not yet initiated legal action regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
(25) GUARANTEES
As of December 31, 2005 and 2004 the Company had $27.4 million and $2.8 million, respectively, of bank guarantees issued on its behalf, of which $16.8 million and $2.6 million, respectively, are collateralized by cash deposits held by the respective issuing banks. As of December 31, 2005 and 2004 the Company had standby letters of credit issued on its behalf in the amount of $6.7 million and $2.9 million, respectively.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of December 31, 2005, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $18.8 million over the terms of the cash supply agreements.

•	Vendor supply agreements — $17.8 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million.
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
To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2005 and 2004.

In the ordinary course of business, Euronet enters into contractual commitments for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. For the years ended December 31, 2005, 2004 and 2003, the Company incurred $15.1 million, $11.7 million and $8.2 million, respectively, under such agreements. While contractual payments may be greater or less based on the number of ATMs and transaction levels, the table below summarizes the future minimum payments under these arrangements:

(in thousands)	Purchase Obligations
Year ending December 31,
2006	$5,434
2007	2,325
2008	2,325
2009	655
2010 and thereafter	1,428

$12,167

(26) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (1)
Year Ended December 31, 2005:
Net revenues	$117,206	$132,245	$137,390	$144,318
Operating income	11,722	12,522	13,844	14,709
Net income	4,826	3,918	10,159	8,472
Earnings per common share:
Basic	0.14	0.11	0.29	0.24
Diluted (2)	0.13	0.10	0.26	0.22

Year Ended December 31, 2004:
Net revenues	$81,055	$87,022	$99,924	$113,079
Operating income	6,513	7,366	9,974	11,451
Net income	3,286	4,380	5,963	4,798
Earnings per common share:
Basic	0.11	0.14	0.19	0.15
Diluted	0.10	0.13	0.17	0.14

(1)	Fourth quarter net income includes a net loss of $0.6 million, or $0.02 per weighted average basic and diluted share, related to discontinued operations.

(2)	For the third and fourth quarters 2005, the assumed conversion of the Company’s $140 million 1.625% convertible debentures under the “if-converted” method was dilutive and, accordingly, the impact has been included in the computation of diluted earnings per common share for these periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
Management has not conducted an assessment of the internal control over financial reporting of Telerecarga S.A. (“Telerecarga”) and Instreamline S.A. (“Instreamline”) because we completed the acquisition of these entities in 2005. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2005 does not include the internal controls over financial reporting of Telerecarga and Instreamline, which are included in our consolidated financial statements for approximately 10 months and three months, respectively. The consolidated statement of income for 2005 includes approximately $25.5 million in revenues, or approximately 5% of consolidated total revenues, related to Telerecarga and Instreamline. Additionally, the consolidated balance sheet includes total assets for Telerecarga and Instreamline as of December 31, 2005 of $110.8 million, or approximately 12% of consolidated total assets.
Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an audit report concurring with management’s assessment, which is included herein.

/s/ Michael J. Brown
Michael J. Brown
Chairman and Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
March 8, 2006

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited management’s assessment, included in the accompanying management’s report on internal controls over financial reporting, that Euronet Worldwide, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Euronet Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Telerecarga S.A. (“Telerecarga”) and Instreamline S.A. (“Instreamline”) during 2005, and management excluded from its assessment of the effectiveness of Euronet Worldwide Inc.’s internal control over financial reporting as of December 31, 2005 Telerecarga and Instreamline’s internal control over financial reporting associated with total assets of $110.8 million and total revenues of $25.5 million, included in the consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Euronet Worldwide, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Telerecarga and Instreamline.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Kansas City, Missouri
March 8, 2006

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for the Annual Meeting of Shareholders for 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders for 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders for 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed as Part of this Report.
1. Financial Statements
The consolidated financial statements and related notes, together with the reports of KPMG LLP appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.
2. Schedules
None.
3. Exhibits
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below. Exhibits 10.2 – 10.15, 10.19, 10.20 and 10.35 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: March 10, 2006	/s/ Michael J. Brown

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March 2006 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer
Michael J. Brown	and Director (principal executive officer)

/s/ Daniel R. Henry	Chief Operating Officer, President and Director
Daniel R. Henry

/s/ Rick L. Weller	Chief Financial Officer and Chief Accounting Officer
Rick L. Weller	(principal financial officer and principal accounting officer)

/s/ Paul S. Althasen	Executive Vice President and Director
Paul S. Althasen

/s/ Andzrej Olechowski	Director
Andzrej Olechowski

/s/ Eriberto R. Scocimara	Director
Eriberto R. Scocimara

/s/ Thomas A. McDonnell	Director
Thomas A. McDonnell

/s/ Andrew B. Schmitt	Director
Andrew B. Schmitt

/s/ M. Jeannine Strandjord	Director
M. Jeannine Strandjord

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Agreement for the Purchase of the Entire Issued Share Capital of e-pay between Euronet Worldwide, Inc. and the Shareholders of e-pay dated February 19, 2003 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2003 and incorporated by reference herein)

2.2	Share Purchase and Transfer Agreement, dated November 19/20, 2003, among Euronet Worldwide, Inc., Delta Euronet GmbH, EFT Services Holding B.V. and the shareholders of Transact Elektronische Zahlungssysteme GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

2.3	Asset Purchase Agreement among Alltel Information Services, Inc., Euronet USA and EFT Network Services LLC (DASH) dated January 4, 2002 relating to the sale of assets of DASH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2002 and incorporated by reference herein)

2.4	Asset Purchase Agreement among Euronet Worldwide, Inc. and Austin International Marketing and Investments, Inc. and Joseph P. Bodine and David Hawkins dated August 23, 2003 (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Indenture dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.2	Warrant Agreement dated as of June 22, 1998 between Euronet Services Inc. and State Street Bank and Trust Company, as Warrant Agent (filed as Exhibit 4.4 to the Registrant’s S-1/A filed on June 16, 1998, and incorporated by reference herein)

4.3	Form of Certificate issued to the shareholders of Transact Elektronische Zahlungssysteme GmbH, dated November 19/20, 2003 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.4	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. on November 21, 2003 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

4.5	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.7	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.10	Specimen 1.625% Convertible Senior Debenture Due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on February 5, 2005 and incorporated by reference herein)

Exhibit	Description

4.11	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.12	Purchase Agreement, dated as of September 28, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.13	Registration Rights Agreement, dated as of October 4, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.14	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.11)

10.1	Agreement, dated November 20, 2003, between Euronet Worldwide, Inc. and Fletcher International, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2003, and incorporated by reference herein)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.5	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and James P. Jerome, Executive Vice President (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.6	Services Agreement between e-pay and Paul Althasen, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.7	Services Agreement between e-pay and John Gardiner, Executive Vice President and Co-Managing Director, e-pay (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.8	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.9	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein)

10.10	Restricted Share Award Agreements between Euronet Worldwide, Inc. and Michael J. Brown, Daniel R. Henry, Rick L. Weller and Jeffrey B. Newman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein)

10.11	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.12	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein)

10.13	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004)

10.14	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.15	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle East and Africa (EMEA) (filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein)

Exhibit	Description

10.16	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004)

10.17	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2004)

10.18	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (filed as exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005)

10.19	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated April 12, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.20	Revision to Service Agreement between Euronet Worldwide, Inc. and Paul Althasen, dated April 12, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein)

10.21	Amendment No. 1 and Limited Waiver to $10,000,000 U.S. Credit Agreement dated December 14, 2004 (filed as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.22	Amendment No. 1 and Limited Waiver to $30,000,000 GBP/Euro Credit Agreement dated December 14, 2004 (filed as exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.23	Amendment No. 2 to $10,000,000 U.S. Credit Agreement dated March 14, 2005 (filed as exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.24	Amendment No. 2 to $30,000,000 GBP/Euro Credit Agreement dated March 14, 2005 (filed as exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.25	Amendment No. 3 to $10,000,000 U.S. Credit Agreement dated May 25, 2005 (filed as exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.26	Amendment No. 3 to $30,000,000 GBP/Euro Credit Agreement dated May 25, 2005 (filed as exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.27	Amendment No. 4 to $10,000,000 U.S. Credit Agreement dated June 8, 2005 (filed as exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.28	Amendment No. 4 to $30,000,000 GBP/Euro Credit Agreement dated June 8, 2005 (filed as exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.29	Amendment No. 5 to $30,000,000 GBP/Euro Credit Agreement dated June 16, 2005 (filed as exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.30	Amended and Restated Revolving Note, $40,000,000 dated June 16, 2005 (filed as exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.31	Amendment No. 5 to $10,000,000 U.S. Credit Agreement dated July 15, 2005 (filed as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.32	Amendment No. 6 to $10,000,000 U.S. Credit Agreement dated September 28, 2005(filed as exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.33	Amendment No. 6 to $30,000,000 GBP/Euro Credit Agreement dated July 15, 2005(filed as exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.34	Amendment No. 7 to $30,000,000 GBP/Euro Credit Agreement dated September 28, 2005(filed as exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.35	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated October 4, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated by reference herein)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 – Certification of Chief Executive Officer

31.2	Section 302 – Certification of Chief Financial Officer

32.1	Section 906 – Certification of Chief Executive Officer and Chief Financial Officer