Form 10-Q
period 2006-03-31
EURONET WORLDWIDE INC
filed 2006-05-05
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 28, 2006 was 36,963,193 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2006	December 31,
	(unaudited)	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$223,735	$219,932
Restricted cash	75,958	73,942
Inventory — PINs and other	22,940	25,595
Trade accounts receivable, net of allowances for doubtful accounts of $1,784 at March 31, 2006 and $1,995 at December 31, 2005	145,360	166,451
Deferred income taxes, net	2,023	1,812
Prepaid expenses and other current assets	27,499	21,211

Total current assets	497,515	508,943

Property and equipment, net of accumulated depreciation of $72,803 at March 31, 2006 and $66,644 at December 31, 2005	50,400	44,852
Goodwill	269,159	267,195
Acquired intangible assets, net of accumulated amortization of $14,001 at March 31, 2006 and $11,918 at December 31, 2005	51,829	50,724
Deferred income taxes	6,366	6,994
Other assets, net of accumulated amortization of $8,449 at March 31, 2006 and $7,721 at December 31, 2005	15,408	15,644

Total assets	$890,677	$894,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$185,818	$202,655
Accrued expenses and other current liabilities	63,078	77,101
Current portion of capital lease obligations	6,000	5,431
Short-term debt obligations	16,295	22,893
Income taxes payable	10,180	8,207
Deferred income taxes	3,091	3,023
Deferred revenue	10,346	8,013

Total current liabilities	294,808	327,323

Debt obligations	318,381	315,000
Capital lease obligations, net of current portion	14,531	12,229
Deferred income taxes	24,291	25,157
Other long-term liabilities	2,045	1,161
Minority interest	6,961	7,129

Total liabilities	661,017	687,999

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. Authorized 60,000,000 shares; issued and outstanding 36,949,985 shares at March 31, 2006 and 35,776,431 at December 31, 2005	740	717
Additional paid-in-capital	326,451	312,025
Treasury stock	(196)	(196)
Subscriptions receivable	(14)	(124)
Accumulated deficit	(95,436)	(104,787)
Restricted reserve	776	776
Accumulated other comprehensive loss	(2,661)	(2,058)

Total stockholders’ equity	229,660	206,353

Total liabilities and stockholders’ equity	$890,677	$894,352

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005 (1)
Revenues:
EFT Processing Segment	$29,868	$23,889
Prepaid Processing Segment	110,961	89,381
Software Solutions Segment	6,141	3,936

Total revenues	146,970	117,206

Operating expenses:
Direct operating costs	101,353	82,372
Salaries and benefits	18,034	13,204
Selling, general and administrative	8,436	6,138
Depreciation and amortization	6,819	5,025

Total operating expenses	134,642	106,739

Operating income	12,328	10,467

Other income (expense):
Interest income	2,722	1,207
Interest expense	(3,597)	(1,588)
Income from unconsolidated affiliates	171	245
Foreign exchange gain (loss), net	1,558	(2,842)

Other income (expense), net	854	(2,978)

Income from continuing operations before income taxes and minority interest	13,182	7,489
Income tax expense	(3,570)	(3,830)
Minority interest	(261)	(88)

Net income	9,351	3,571
Translation adjustment	(603)	(1,961)

Comprehensive income	$8,748	$1,610

Earnings per share — basic:
Earnings per share	$0.26	$0.11

Basic weighted average shares outstanding	36,555,149	33,883,451

Earnings per share — diluted (see Note 3):
Earnings per share	$0.24	$0.10

Diluted weighted average shares outstanding	42,263,210	36,099,360

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005 (1)
Net income	$9,351	$3,571

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,819	5,025
Share-based compensation	1,894	1,340
Unrealized foreign exchange (gain) loss, net	(1,354)	2,724
Gain on disposal of property and equipment	(53)	(92)
Deferred income tax expense (benefit)	(582)	333
Income assigned to minority interest	261	88
Income from unconsolidated affiliates	(171)	(245)
Amortization of debt issuance expense	598	223

Changes in working capital, net of amounts acquired:
Income taxes payable	1,760	779
Restricted cash	(2,110)	(38,596)
Inventory — PINs and other	2,609	725
Trade accounts receivable	21,519	(1,270)
Prepaid expenses and other current assets	(5,212)	(6,801)
Trade accounts payable	(18,740)	33,968
Deferred revenue	2,909	(1,378)
Accrued expenses and other current liabilities	(12,879)	7,741
Other, net	(340)	1,764

Net cash provided by operating activities	6,279	9,899

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,323)	(55,969)
Proceeds from sale of property and equipment	135	164
Purchases of property and equipment	(6,631)	(3,041)
Purchases of other long-term assets	(1,063)	(465)

Net cash used in investing activities	(9,882)	(59,311)

Cash flows from financing activities:
Proceeds from issuance of shares	10,415	3,369
Net repayments on short-term debt obligations and revolving credit agreements	(1,769)	(710)
Repayment of capital lease obligations	(1,715)	(1,574)
Other, net	(125)	—

Net cash provided by financing activities	6,806	1,085

Effect of exchange differences on cash	600	(2,887)

Increase (decrease) in cash and cash equivalents	3,803	(51,214)
Cash and cash equivalents at beginning of period	219,932	124,198

Cash and cash equivalents at end of period	$223,735	$72,984

Interest paid during the period	$901	$624
Income taxes paid during the period	1,541	2,937
See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Basis of Presentation
The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and its subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2005, including the notes thereto, set forth in the Company’s Form 10-K. Certain prior year amounts have been reclassified to conform to the current period consolidated financial statement presentation.
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. The Company elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans for further discussion.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Share-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests (“requisite service period”). The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The Company believes that this method achieves the highest level of clarity and comparability among the presented periods.
As a result of adopting SFAS No. 123R, the Company’s deferred tax assets related to U.S. Federal and state net operating loss carryforwards, reported for U.S. GAAP purposes, and deferred compensation, increased by an estimated $8.1 million as of December 31, 2005. The Company’s initial estimate remains preliminary while management completes its analysis. However, since the Company records a valuation allowance for its entire U.S. net deferred tax asset position, upon adoption of SFAS No. 123R, the amount of net deferred tax assets did not, and is not expected to, change. The Company has chosen to use the Black-Scholes pricing model for the determination of fair value for future stock option grants. The amount of future compensation expense related to restricted share awards will continue to be based on the share price at the grant date. Share-based compensation expense is generally recognized as an expense of the Corporate division on a “straight-line” basis over the requisite service period. For awards with performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. See Note 7 — Stock Plans for further disclosure.
For a description of other significant accounting policies of the Company, see Note 3 to the Audited Consolidated Financial Statements as of and for the year ended December 31, 2005, set forth in the Company’s Annual Report on Form 10-K.
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflect the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution upon the assumed conversion of the Company’s convertible debentures and options to purchase the Company’s common stock. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding and a reconciliation of net income to net income available to common stockholders:

	Three Months Ended March 31,
(dollar amounts in thousands)	2006	2005 (1)
Basic weighted average shares outstanding	36,555,149	33,883,451
Additional shares from assumed conversion of 1.625% convertible debentures	4,162,950	—
Incremental shares from assumed conversion of stock options (1)	1,545,111	2,215,909

Potentially diluted weighted average shares outstanding	42,263,210	36,099,360

Net income	$9,351	$3,571
Add: interest expense of 1.625% convertible debentures	797	—

Earnings available to common stockholders	$10,148	$3,571

(1)	As a result of the adoption of SFAS No. 123R, the computation of incremental shares from the assumed conversion of stock options changed. The amount previously reported for the three months ended March 31, 2005 was 2,645,291 incremental shares from the conversion of stock options.
For the three month period ended March 31, 2006, the average market price of Euronet common stock exceeded the exercise price of all stock options outstanding. For the three month period ended March 31, 2005, there were 125,000 options that had an exercise price in excess of the average market price of Euronet common stock.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, initially in December 2009 and October 2012, respectively, or earlier upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three months ended March 31, 2006 and anti-dilutive for the three months ended March 31, 2005. Accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding for the three months ended March 31, 2006 and excluded from the above computation for the three months ended March 31, 2005. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the three months ended March 31, 2006 and, accordingly, the impact has been excluded from the above computation of potentially weighted average shares outstanding. The 3.50% convertible debentures were not outstanding for the three months ended March 31, 2005.
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
2006 Acquisitions:
During the first quarter 2006, the Company completed the acquisition of the assets of Essentis Limited (“Essentis”) for approximately $3.2 million, which was comprised of $0.9 million in cash and assumed liabilities of approximately $2.3 million. Essentis is a U.K. company that owns a card issuing and merchant acquiring software package that will enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported in the Company’s Software Solutions Segment. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets is preliminary and remains so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the estimated allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date:

	Estimated
(dollar amounts in thousands)	Life
Property and equipment	various	$685
Software	5 years	2,500

Assets acquired		$3,185

There are no potential additional purchase price or escrow arrangements associated with the Essentis acquisition.
2005 Acquisitions:
During 2005, the Company completed seven acquisitions for an aggregate purchase price of approximately $117.3 million. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets for certain acquisitions are preliminary and remain so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price, including $2.9 million paid in prior years for acquisitions accounted for as step acquisitions, to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,841	$3,841
Property and equipment	various	1,415	1,412	2,827
Customer relationships	8 or 9 years	10,295	14,816	25,111
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,144	51,713	93,857

Assets acquired		54,910	75,436	130,346

Current liabilities		—	(590)	(590)
Deferred income tax liability		(3,892)	(5,619)	(9,511)

Net assets acquired		$51,018	$69,227	$120,245

Acquisition of Telerecarga S.L.
In March 2005, to supplement the Company’s prepaid processing business in Spain, Euronet purchased 100% of the assets of Telerecarga S.L. (“Telerecarga”), a Spanish company that distributes prepaid mobile airtime and other prepaid products via Point of Sale (“POS”) terminals throughout Spain. The purchase price of €38.1 million (approximately $51.0 million) was settled through the assumption of €25.4 million (approximately $34.0 million) in liabilities and cash payments of €12.7 million (approximately $17.0 million).
Other acquisitions
During 2005, Euronet completed six other acquisitions described below for a total purchase price of $66.3 million, comprised of $39.6 million in cash, 754,589 shares of Euronet Common Stock, valued at $19.5 million, $4.9 million in liabilities assumed and a $2.3 million accrual for contingent purchase price arrangements that will be settled in Euronet Common Stock. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.
•	In December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased 6.25% of Euronet Services Private Limited, the Company’s subsidiary in India (“Euronet India”), increasing its share ownership of Euronet India to 100%. Euronet India is included in the Company’s EFT Processing Segment and, since the Company’s ownership share previously exceeded 50%, has been a consolidated subsidiary since inception.

•	In two separate transactions; one in April 2005 and one in December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 100%. Europlanet is a debit card processor that owns, operates and manages a network of ATMs and POS terminals. Upon obtaining a controlling interest in April 2005, Euronet began consolidating Europlanet’s financial position and results of operations. Euronet’s $0.2 million share of dividends declared prior to acquiring a controlling ownership share of Europlanet was recognized as income from unconsolidated affiliates during 2005.

•	In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA provides money transfer services, primarily to consumers in the U.S. to destinations in Latin America, and bill payment services within the U.S. This acquisition launched the Company’s money transfer and bill payment business.

•	In March 2005, to enhance the Company’s U.S. prepaid processing business, PaySpot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during 2005. With the increase in ownership from 10% to 51%, Euronet now consolidates ATX’s financial position and results of operations.
In connection with these six acquisitions, $3.5 million in cash remains in escrow. This cash has been reflected in the purchase price allocations because the Company has determined beyond a reasonable doubt that the performance criteria will be met. There are additional contingent payments to be calculated based on certain performance criteria as specified in the purchase agreements. During the first quarter 2006, the Company recorded $2.7 million in additional goodwill related to 2005 acquisitions because the amounts due under the contingent payment arrangements were either settled during the first quarter 2006 or the Company has determined a portion of the amount to be settled beyond a reasonable doubt. As of March 31, 2006, the Company estimates that remaining amounts due under these contingent payment arrangements could result in additional purchase price of up to approximately $2.0 million. When determined beyond a reasonable doubt, additional payments will be recorded as goodwill. Additional payments, if any, will be settled in Euronet Common Stock.
Pro Forma results:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three months ended March 31, 2006 and 2005, as if the acquisitions described above had occurred January 1, 2005. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisitions had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the unaudited pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three
	Months Ended March 31,
(amounts in thousands, except per share data)	2006	2005
Revenues	$146,970	$130,972
Operating income	$12,328	$10,953
Net income	$9,351	$3,651

Per share data:
Earnings per share-basic	$0.26	$0.11
Earnings per share-diluted	$0.24	$0.10
(5) GOODWILL AND INTANGIBLE ASSETS
Intangible assets are carried at amortized cost, and goodwill, which is not amortized, is carried at cost. Intangible assets and goodwill are evaluated for impairment annually or more frequently if there is an indication of impairment. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of intangible assets and goodwill activity for the three months ended March 31, 2006, is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
Acquisition of Essentis	2,500	—	2,500
Earn-out payment related to Dynamic Telecom acquisition	—	2,250	2,250
Adjustments to other 2005 acquisitions	345	(616)	(271)
Amortization	(2,054)	—	(2,054)
Other (primarily changes in foreign currency exchange rates)	314	330	644

Balance as of March 31, 2006	$51,829	$269,159	$320,988

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2006 is expected to be $8.4 million for 2006, $8.2 million for 2007, $8.0 million for 2008, $7.9 million for 2009, $7.7 million for 2010 and $5.4 million for 2011.
(6) DEBT OBLIGATIONS
A summary of the activity for the three months ended March 31, 2006 for all debt obligations is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	—	—	4,475	—	—	4,475
Repayments	(2,271)	(993)	(2,165)	—	—	(5,429)
Capital lease interest accrued	—	—	450	—	—	450
Foreign exchange loss	—	47	111	—	—	158

Balance at March 31, 2006	5,072	14,604	20,531	140,000	175,000	355,207

Less — current maturities	(5,072)	(11,223)	(6,000)	—	—	(22,295)

Long-term obligations at March 31, 2006	$—	$3,381	$14,531	$140,000	$175,000	$332,912

As of March 31, 2006, there were stand-by letters of credit of $5.8 million outstanding against the Company’s revolving credit facilities.
(7) STOCK PLANS
(a) Adoption of SFAS No. 123R
As discussed in Note 1 and Note 2, the Company elected to adopt SFAS No. 123R under the modified retrospective application method applied to all periods for which SFAS No 123 was effective. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The following table outlines the impact of adopting SFAS No. 123R on previously reported results:

	As Previously	Impact of
(in thousands, except per share data)	Reported	Adoption	As Adjusted

For three months ended March 31, 2005:
Income before income taxes and minority interest	$8,744	$(1,255)	$7,489
Net income	$4,826	$(1,255)	$3,571

Earnings per share:
Basic	$0.14	$(0.03)	$0.11
Diluted	$0.13	$(0.03)	$0.10

As of December 31, 2005:
Additional paid-in capital	$279,307	$32,718	$312,025
Accumulated deficit	$(72,069)	$(32,718)	$(104,787)
Changes to the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 for the adoption of SFAS No. 123R were limited to the impact on net income shown above and the offsetting adjustment for share-based compensation as a non-cash expense.
The Company’s consolidated statements of income and comprehensive income includes $1.9 million and $1.3 million for the three-month periods ended March 31, 2006 and 2005, respectively, relating to share-based compensation, which was recorded as salaries and benefits expense. Of these amounts, less than $0.1 million was recorded as expense of our business segments during the three months ended March 31, 2006 and 2005. The Company recorded a tax benefit of $0.1 million during the three months ended March 31, 2006 for the portion of this expense that relates to foreign tax jurisdictions in which we expect to derive an income tax benefit. The Company did not record a tax benefit for the three months ended March 31, 2005.
(b) Stock options
The Company has established, and shareholders have approved, a share compensation plan (the “SCP”) that provides certain employees options to purchase shares of its Common Stock. These awards generally vest over periods ranging from three to five years from the date of grant and are generally exercisable during the shorter of a ten year term or the term of employment or consulting arrangements with the Company. As of March 31, 2006, the Company reserved 9,663,991 shares of Common Stock, of which 9,547,924 have been awarded to employees. Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(thousands)

Outstanding at January 1, 2006	3,803,261	$11.91	6.2 years	$60,439
Exercised	(1,144,832)	8.37		26,991
Forfeited	(45,730)	20.90		774

Outstanding at March 31, 2006	2,612,699	$13.41	6.5 years	$63,793

Exercisable at January 1, 2006	2,142,090	$8.75	5.2 years	$40,807

Exercisable at March 31, 2006	1,057,278	$9.14	5.6 years	$30,336

There were no options granted during the three months ended March 31, 2006. The Company received cash of $9.6 million in connection with stock options exercised during the three months ended March 31, 2006. As of March 31, 2006, unrecognized compensation expense related to nonvested stock options totaled $6.1 million and will be recognized over the next 33 months, with an overall weighted average period of 1.1 years.
(c) Restricted stock
The SCP also allows the Compensation Committee of the Board of Directors to make grants of restricted shares to certain current and prospective key employees, directors and consultants of the Company. Generally, awards of restricted stock vest over periods ranging from three to seven years. Awards vest based on achievement of time-based service conditions and certain awards can be accelerated upon the achievement of established milestones or vest based solely on the achievement of performance goals established by the Compensation Committee. The assumed annual forfeiture rate is 5%.

During the three months ended March 31, 2006, 17,500 restricted shares were granted, 11,800 restricted shares were forfeited and 600 restricted shares vested. A summary of restricted stock outstanding as of March 31, 2006 is presented in the table below:

				Unrecognized
		Weighted		Compensation
		Average	Aggregate	Cost on
	Number of	Remaining	Intrinsic	Unvested
(dollar amounts in thousands)	Shares	Vesting Period	Value	Shares

Restricted stock vesting based on continued employment	301,200	6.0 years	$11,394	$8,064

Restricted stock vesting based on achievement of performance criteria	239,263	6.2 years	$9,051	$5,638
(d) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the three months ended March 31, 2006 the Company issued 15,313 rights to purchase shares of Common Stock at a price per share of $24.06. The following table provides the fair value of the ESPP stock purchase rights during the three months ended March 31, 2006 with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

Three Months
Ended March 31,
2006
Volatility	34.7%
Risk-free interest rates	4.0%
Dividend yield	0.0%
Expected lives	3 months
Weighted-average fair value (per share)	$4.86
(8) BUSINESS SEGMENT INFORMATION
The Company operates in three principal business segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of Euronet Payments and Remittance, a licensed money transfer and bill payment company.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating results, certain intercompany eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. Inter-segment transactions are not significant. Salaries and benefits expense related to share-based compensation is generally recorded as a corporate expense.
The following tables present the segment results of the Company’s operations for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$29,868	$110,961	$6,154	$(13)	$146,970

Operating expenses:
Direct operating costs	12,426	88,487	440	—	101,353
Salaries and benefits	4,314	6,284	3,924	3,512	18,034
Selling, general and administrative	2,754	3,846	978	858	8,436
Depreciation and amortization	2,945	3,384	447	43	6,819

Total operating expenses	22,439	102,001	5,789	4,413	134,642

Operating income (loss)	7,429	8,960	365	(4,426)	12,328

Other income (expense):
Interest income	62	978	1	1,681	2,722
Interest expense	(643)	(366)	—	(2,588)	(3,597)
Income (loss) from unconsolidated affiliates	(179)	350	—	—	171
Foreign exchange gain, net	—	—	—	1,558	1,558

Total other income (expense)	(760)	962	1	651	854

Income (loss) before income taxes and minority interest	$6,669	$9,922	$366	$(3,775)	$13,182

Total assets as of March 31, 2006	$130,560	$553,217	$13,694	$193,206	$890,677

	For the Three Months Ended March 31, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$23,889	$89,381	$3,936	$—	$117,206

Operating expenses:
Direct operating costs	10,834	71,279	259	—	82,372
Salaries and benefits	3,703	4,903	2,127	2,471	13,204
Selling, general and administrative	1,308	3,120	390	1,320	6,138
Depreciation and amortization	2,465	2,243	282	35	5,025

Total operating expenses	18,310	81,545	3,058	3,826	106,739

Operating income (loss)	5,579	7,836	878	(3,826)	10,467

Other income (expense):
Interest income	46	909	—	252	1,207
Interest expense	(569)	(154)	—	(865)	(1,588)
Income from unconsolidated affiliates	—	113	—	132	245
Foreign exchange loss, net	—	—	—	(2,842)	(2,842)

Total other income (expense)	(523)	868	—	(3,323)	(2,978)

Income (loss) before income taxes and minority interest	$5,056	$8,704	$878	$(7,149)	$7,489

Total assets as of December 31, 2005	$124,772	$477,893	$6,308	$285,379	$894,352

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense.

(9) RELATED PARTY TRANSACTIONS
See Note 4 — Acquisitions, for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
(10) CONTINGENCIES
From time to time, the Company is a party to litigation arising in the ordinary course of its business.
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
(11) GUARANTEES
As of March 31, 2006, the Company had $28.0 million of bank guarantees issued on its behalf, of which $17.0 million are collateralized by cash deposits held by the respective issuing banks.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of March 31, 2006, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $18.7 million over the terms of the cash supply agreements.

•	Vendor supply agreements — $17.9 million over the term of the vendor agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $40 million.
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
To date, the Company is not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2006 and December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (“EFT”) software, network gateways and electronic prepaid top-up services to financial institutions, mobile operators and retailers, as well as electronic consumer money transfer and bill payment services. We operate the largest independent pan-European ATM network, the largest national shared ATM network in India, and we are one of the largest providers of prepaid mobile airtime processing.
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 7,613 ATMs and more than 33,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit card outsourcing and electronic recharge services (for prepaid mobile airtime via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services for various prepaid products, cards and services. We operate a network of more than 242,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments and Remittance, Inc. (“Euronet Payments and Remittance”), which was formed upon the 2005 acquisition of TelecommUSA, and provides money transfer services to customers from the U.S. to destinations in Latin America and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
We have seven processing centers in Europe, two in Asia and two in the U.S., and we have 16 principal offices in Europe, four in the Asia-Pacific region, three in the U.S. and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 84% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Part II, Item 1A — Risk Factors and Item 7A — Quantitative and Qualitative Disclosure About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenue in the EFT Processing Segment, which represents approximately 20% of total consolidated revenue for the first quarter 2006, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements.
On our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization and iv) prepaid telecommunication recharges.
For the first quarter 2006, approximately 26% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements, as discussed below) and the remainder was primarily derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly during the past three years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will continue to provide lower total revenues, but higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs, and simultaneously sell the ATMs (often to an entity related to the bank). We then lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. See “Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 — EFT Processing Segment — Revenues” for further discussion.

Prepaid Processing Segment — Revenue in the Prepaid Processing Segment, which represents approximately 76% of total consolidated revenue for the first quarter 2006, is primarily derived from commissions or processing fees received from mobile and other telecommunication operators or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or practically in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions.
Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
Software Solutions Segment — Revenue in the Software Solutions Segment, which represents 4% of total consolidated revenue for the first quarter 2006, is derived from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
In January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that owns a leading card issuing and merchant acquiring software package. The assets, primarily consisting of the software source code, were purchased out of an administrative proceeding for approximately $3.2 million, including the assumption of certain liabilities. The Essentis software product allows us to add additional outsourcing and software offerings to banks. For further discussion, see Note 4 — Acquisitions to the Unaudited Consolidated Financial Statements. The results of Essentis are reported in the Software Solutions Segment and Part III, Item 1A — Risk Factors.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on five primary areas:
•	outsourced ATM and POS terminal management contracts;

•	transactions processed on our network of owned and operated ATMs;

•	our prepaid mobile airtime top-up processing services;

•	our money transfer and bill payment services; and

•	development of our credit and debit card outsourcing business.
EFT Processing Segment — The continued expansion and development of our ATM business will depend on various factors including the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion; and

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements.
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
In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. This pilot agreement makes us the first, and currently the only, provider of end-to-end ATM outsourcing services in China. Under the pilot contract, we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guandong, the three largest commercial centers in China. During the first quarter 2006, we successfully deployed 50 ATMs and we expect the remaining ATMs to become operational during the second quarter 2006. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. Our future success in China will depend on our ability to be successful in this pilot agreement, the willingness of PSRB to outsource additional ATMs to us and our ability to take over and install additional ATMs as required by the agreement. While we believe that we have the proper resources and skills in place to be successful, there can be no assurance that we will be successful in the pilot agreement or that we will be successful in our ability to take over existing ATMs or install new ATMs as expected by PSRB. Start up costs for this joint venture have been expensed as incurred.
Prepaid Processing Segment — We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific, money transfer services to customers from the U.S. to destinations in Latin America, and bill payment services to customers in the U.S. and Poland. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements for other markets with mobile phone operators, agent banks and retailers;

•	the continuation of the conversion trend from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and the unbanked population in our markets;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to obtain money transfer licenses to operate in many of the states within the U.S. and internationally;

•	the ability to rapidly maximize the number of agents and retailers who sell our card-based money transfer and bill payment product in the U.S. and internationally; and

•	the availability of financing for further expansion.
In mature markets, such as the U.K., Australia and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor we are likely to cease experiencing the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins paid by mobile operators, as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany, Spain and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Growth in our money transfer and bill payment services business, Euronet Payments and Remittance, will be driven by the continuation of global worker migration patterns; our ability to manage rapid growth; our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally; and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. While we are currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. We are focusing on increasing our sending locations in existing licensed states and obtaining licenses to operate in other key states. Through March 31, 2006, we expanded these operations from the original three states into six additional states and have 13 more states where licenses are pending approval. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each market we intend to develop and no assurance can be given that these issues will be resolved.
Software Solutions Segment — Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant capital investment. Additionally, this segment supports our EFT Processing Segment and is a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results. We also recently expanded the Software Solutions Segment with the January 2006 acquisition of Essentis, a U.K. company that owns a leading card issuing and merchant acquiring software package. This acquisition will allow us to offer additional outsourcing and software products to banks. We expect Essentis to incur operating losses for 2006 totaling approximately $1.5 million to $2.0 million.
Corporate Services, Eliminations and Other — In addition to operating in our principal business segments described above, our division, “Corporate Services, Elimination and Other” includes non-operating results, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to most option and restricted stock grants. These services are not directly identifiable with our business segments.
We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign exchange gain (loss), minority interest and other nonrecurring gains and losses. The impact of share-based compensation is recorded as an expense of the Corporate Services division, with certain limited exceptions related to grants of restricted stock to key members of management that vest based on the achievement of performance criteria by our subsidiaries.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment revenue for the three months ended March 31, 2006 and 2005 are summarized in the tables below:

	Revenues for the three months
	ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent

EFT Processing	$29,868	$23,889	$5,979	25%
Prepaid Processing	110,961	89,381	21,580	24%
Software Solutions	6,154	3,936	2,218	56%

Total	146,983	117,206	29,777	25%

Corporate services, eliminations and other	(13)	—	(13)	n/m

Total	$146,970	$117,206	$29,764	25%

n/m — Not meaningful.

	Operating Income for the three
	months ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	Amount	Percent

EFT Processing	$7,429	$5,579	$1,850	33%
Prepaid Processing	8,960	7,836	1,124	14%
Software Solutions	365	878	(513)	(58%)

Total	16,754	14,293	2,461	17%

Corporate services, eliminations and other	(4,426)	(3,826)	(600)	(16%)

Total	$12,328	$10,467	$1,861	18%

(1)	As discussed in the Notes to the Unaudited Consolidated Financial Statements, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. We elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the Unaudited Consolidated Financial Statements for further discussion.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2006 and 2005 for our EFT Processing Segment:

	Results for the Three
	Months Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent

Total revenues	$29,868	$23,889	$5,979	25%

Operating expenses:
Direct operating costs	12,426	10,834	1,592	15%
Salaries and benefits	4,314	3,703	611	17%
Selling, general and administrative	2,754	1,308	1,446	111%
Depreciation and amortization	2,945	2,465	480	19%

Total operating expenses	22,439	18,310	4,129	23%

Operating income	$7,429	$5,579	$1,850	33%

Transactions processed (millions)	103.1	77.3	25.8	33%
ATMs as of March 31	7,613	6,201	1,412	23%
Average ATMs	7,394	6,042	1,352	22%
Impact of fluctuations in foreign currency exchange rates
For the first quarter 2006, the U.S. dollar was stronger against most of the currencies of markets in which we operated than during the first quarter 2005. Thus, this fluctuation in foreign currency exchange rates had the effect of reducing revenues, operating expenses and operating income when compared to the first quarter 2005. For the EFT Processing Segment, the U.S. dollar strengthened against foreign currencies where we operated at rates ranging from approximately 1% to 14%. This change resulted in decreased revenues of approximately $1.9 million and decreased operating income of approximately $0.5 million, when compared to the first quarter 2005. To avoid repetition, our discussion below is limited to operational items impacting changes in our results of operations with the understanding that the exchange rate fluctuation is also a significant factor.
Revenues
Our revenue for the first quarter 2006 increased from the first quarter 2005 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed. Additionally, the first quarter 2006 includes the results of Instreamline and Europlanet. Instreamline was acquired in October 2005 and provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions; one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia.
Revenue per average ATM was $4,039 for the first quarter 2006, compared to $3,954 for the first quarter 2005 and revenue per transaction was $0.29 for the first quarter 2006 compared to $0.31 for the first quarter 2005. The decrease in revenue per transaction is mainly the result of a continued shift from owning ATMs to managing them under outsourcing agreements. Under outsourcing agreements, we primarily earn revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements has provided, and will continue to provide, higher marginal returns on investment. While expansion of our network of owned ATMs is not one of our strategic initiatives, if opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.
Of total segment revenue for the first quarter 2006, 26% was from ATMs we owned and 74% was from outsourcing services, compared to 30% and 70%, respectively, for the first quarter 2005.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses.
The increase in direct operating cost for the first quarter 2006 compared to the first quarter 2005 is attributed to the increase in the number of ATMs under operation. Direct operating costs decreased to 42% of revenues for the first quarter 2006, compared to 45% of revenues for the first quarter 2005. This reduction resulted from operating a greater percentage of outsourced ATMs, for which direct costs per ATM, and on a per transaction basis, are lower than the existing installed base of ATMs, together with leveraging the fixed and semi-fixed data center costs.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $17.4 million for the first quarter 2006 from $13.1 million for the first quarter 2005. Gross margin per average ATM was $2,359 for the first quarter 2006, an increase compared to $2,161 for the first quarter 2005. The increase in gross margin per average ATM is largely the result of increasing transactions for owned ATMs and related fees from the installed ATM base, together with the leveraged effect of adding additional ATM outsourcing revenues and profits to a direct cost structure that is more fixed than variable with transactional volume.
Gross margin per transaction was $0.17 for both the first quarter 2006 and 2005. Of first quarter 2006 total segment gross margin, approximately 22% was from ATMs we owned and 78% was from outsourcing services, compared to 27% and 73%, respectively, for the first quarter 2005. The changes are the result of increasing our outsourcing of ATMs and not expanding our ownership of ATMs.
Salaries and benefits
The increase in salaries and benefits for the first quarter 2006 compared to the first quarter 2005 is primarily due to the acquisitions of Instreamline and Europlanet, staffing costs to expand in emerging markets such as India and China, and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward for the first quarter 2006 decreasing to 14%, compared to 16% for the first quarter 2005. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses for the first quarter 2006, compared to the first quarter 2005 is also due primarily to the acquisitions of Instreamline and Europlanet and staffing costs to expand in emerging markets such as India and China. As a percentage of revenue, these costs were 9% of revenue for the first quarter 2006, compared to 5% of revenue for the first quarter 2005. Offsetting these costs for the first quarter 2005 was $0.5 million for an insurance recovery. This insurance recovery related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. Adjusting for this recovery, selling, general and administrative expenses as a percentage of revenue for the first quarter 2005 would have been 8%. The remaining increase as a percentage of revenue is primarily the result of costs incurred in connection with our expansion into China, where revenues for the first quarter 2006 were minimal.
Depreciation and amortization
The increase in depreciation and amortization expense from the first quarter 2005 to the first quarter 2006 is due to depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in India and depreciation and intangible amortization related to the acquisitions of Instreamline and Europlanet. As a percentage of revenue, these expenses were flat at 10% of revenue for both the first quarter 2006 and 2005. Approximately $0.3 million of depreciation and amortization for the first quarter 2006 represents amortization of acquired intangible assets related to the acquisitions of Instreamline and Europlanet. We expect that depreciation expense as a percentage of revenue, exclusive of amortization of acquired intangible assets, will continue to decrease as more ATMs reach the end of their depreciable lives (and ATMs are not replaced), and we continue to increase the number of ATMs that we operate under ATM management agreements rather than as owner/operators.
Operating income
The increase in operating income for the segment is generally the result of increased revenue, and the related gross margins, from new ATM outsourcing and network participation agreements and the impact of the acquisitions of Instreamline and Europlanet, combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 25% for the first quarter 2006, compared to 23% for the first quarter 2005. Operating income per transaction was unchanged at $0.07 for the first quarters of 2006 and 2005. Operating income per average ATM was $1,005 for the first quarter 2006, compared to $923 for the first quarter 2005. The continuing increases in operating income as a percentage of revenue and per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under outsourcing agreements rather than ownership arrangements. Additionally, operating income for the first quarter 2006 includes a net operating loss of $0.6 million related to our 75% owned joint venture in China. We expect to generate total operating losses in China for 2006 of approximately $1.5 million to $2.0 million as we continue to focus on expansion in this market.
PREPAID PROCESSING SEGMENT
Due to the rapid growth of this segment, the following discussion and analysis will focus on comparisons of both actual results for the first quarter 2006 and first quarter 2005 and, as appropriate, pro forma results prepared as if all acquisitions had taken place as of January 1, 2005. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is neither indicative of what our results would have been had we operated these businesses since January 1, 2005, nor is it indicative of our future results.

	Results for the Three Months
	Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent

Total revenues	$110,961	$89,381	$21,580	24%

Operating expenses:
Direct operating costs	88,487	71,279	17,208	24%
Salaries and benefits	6,284	4,903	1,381	28%
Selling, general and administrative	3,846	3,120	726	23%
Depreciation and amortization	3,384	2,243	1,141	51%

Total operating expenses	102,001	81,545	20,456	25%

Operating income	$8,960	$7,836	$1,124	14%

Transactions processed (millions)	96.4	67.2	29.2	43%

	Pro Forma
	Results for the Three Months
	Ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent

Total revenues	$110,961	$98,316	$12,645	13%

Operating expenses:
Direct operating costs	88,487	77,215	11,272	15%
Salaries and benefits	6,284	5,769	515	9%
Selling, general and administrative	3,846	3,867	(21)	(1%)
Depreciation and amortization	3,384	2,951	433	15%

Total operating expenses	102,001	89,802	12,199	14%

Operating income	$8,960	$8,514	$446	5%

Impact of fluctuations in foreign currency exchange rates
For the first quarter 2006, the U.S. dollar was stronger against most of the currencies of markets in which we operated than during the first quarter 2005. Thus, this fluctuation in foreign currency exchange rates had the effect of reducing revenues, operating expenses and operating income when compared to the first quarter 2005. For the Prepaid Processing Segment, the U.S. dollar strengthened against foreign currencies where we operated at rates ranging from 3% to 9%. This change resulted in decreased revenues of approximately $6.7 million and decreased operating income of $0.7 million, when compared to the first quarter 2005. To avoid repetition, our discussion below is limited to operational items impacting changes in our results of operations with the understanding that the exchange rate fluctuation is also a significant factor.
Revenues
The increase in revenues for the first quarter 2006 compared to the first quarter 2005 was generally attributable to the increase in total transactions processed, in part as a result of the full year effects of 2005 acquisitions. Transaction growth also reflects growth from existing operations and from our subsidiaries subsequent to the date of acquisition. In mature markets, such as the U.K. and Australia, we expect revenue growth to slow substantially because conversion from scratch cards to electronic top-up is approaching completion and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2006 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up from additional products sold over the base of prepaid processing terminals and, possibly, acquisitions. On a pro forma basis, revenues for the first quarter 2006 increased over the first quarter 2005 by $12.6 million as a result of the addition of POS terminals throughout all of our markets, and increased volumes driven by mobile operators shifting from scratch card distribution to electronic distribution.
Revenue per transaction was $1.15 for the first quarter 2006, compared to $1.33 for the first quarter 2005. Approximately half of this decrease is due to fluctuations in foreign currency exchange rates discussed above. These foreign currency exchange rate fluctuations affect the amount of revenues recorded without having any impact on the number of transactions processed. The other half of the decrease in revenue per transaction is due to our expansion into markets such as Spain, Germany and Poland where we earn less revenue per transaction but are able to keep a greater percentage of the commission, thus having little, if any, impact on gross margin. Additionally, our ATX subsidiary, which was acquired at the end of the first quarter 2005, provides only transaction processing services without direct costs and other operating costs associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is less than one-tenth of that recognized on average transactions, but with virtually no costs.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. However, direct costs as a percentage of revenue are slightly higher in our mature markets, such as the U.K. and Australia. These higher costs were mostly offset in the first quarter 2006 by lower direct costs as a percentage of revenue in other markets and by ATX. As discussed above, ATX is a transaction processor, with very few direct costs and, accordingly, a high gross margin percentage.
Gross margin
Gross margin, which represents revenue less direct costs, increased by $4.4 million, or 24%, to $22.5 million for the first quarter 2006, compared to $18.1 million for the first quarter 2005. This increase is correlated to the increase in revenues. Gross margin per transaction was $0.23 for the first quarter 2006, compared to $0.27 per transaction for the first quarter 2005. Gross margin as a percentage of revenue was 20% for both periods presented. As discussed under “direct operating costs” above, reduced margins in our mature markets, such as the U.K. and Australia, have been largely offset by higher margins in other markets, as well as the effects of ATX.
Salaries and benefits
Salaries and benefits remained relatively flat at 5.7% of revenue for the first quarter 2006, compared to 5.5% of revenue for the first quarter 2005. First quarter 2006 salaries and benefits includes approximately $0.4 million, or 0.4% of revenues, incurred in connection with the second quarter 2005 addition of Euronet Payments and Remittance, our money transfer and bill payment subsidiary.
Selling, general and administrative
Selling, general and administrative expenses were 3.5% of revenue for both the first quarter 2006 and 2005. First quarter 2006 selling, general and administrative expenses include $0.3 million costs incurred in connection with the second quarter 2005 addition of Euronet Payments and Remittance.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. As a percentage of revenues, depreciation and amortization was 3.0% for the first quarter 2006 and 2.5% for the first quarter 2005. This increase is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S., Spain and Poland, some of which were acquired or established during 2005, because each of these entities owns a majority of its POS terminals.
Operating income
The improvement in operating income for the first quarter 2006 over the first quarter 2005 was due to the significant growth in revenues and transactions processed, together with contributions from our 2005 acquisitions. Operating income for the first quarter 2006 includes approximately $0.6 million in operating losses related to Euronet Payments and Remittance, which was acquired in the second quarter 2005. Operating income as a percentage of revenues decreased to 8.1% for the first quarter 2006, from 8.8% for the first quarter 2005 and per transaction decreased to $0.09 for the first quarter 2006, from $0.12 in the first quarter 2005. Pro forma operating margin percentage decreased to 8.1% for the first quarter 2006, compared to 8.7% for the first quarter 2005. These decreases are due to our focus on expansion in the U.S. and Poland, and costs incurred in connection with the expansion of Euronet Payments and Remittance. We expect to incur total operating losses for 2006 of approximately $1.5 million to $2.0 million related to Euronet Payments and Remittance.
SOFTWARE SOLUTIONS SEGMENT
The following table presents the results of operations for the three months ended March 31, 2006 and 2005 for the Software Solutions Segment:

	Results for the Three Months
	Ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent

Total revenues	$6,154	$3,936	$2,218	56%

Operating expenses:
Direct operating costs	440	259	181	70%
Salaries and benefits	3,924	2,127	1,797	84%
Selling, general and administrative	978	390	588	151%
Depreciation and amortization	447	282	165	59%

Total operating expenses	5,789	3,058	2,731	89%

Operating income	$365	$878	$(513)	(58%)

Revenues, operating expenses and operating income
The increases in revenue and operating expenses for the first quarter 2006 compared to the first quarter 2005 were due to the January 2006 acquisition of Essentis (See Note 4 — Acquisitions to the Unaudited Consolidated Financial Statements for further discussion). Essentis contributed $2.8 million in revenue and $2.9 million in operating expenses for the first quarter 2006.
Operating income was $0.4 million for the first quarter 2006 compared to $0.9 million for the first quarter 2005. The decrease was the result the Essentis acquisition and reduced revenue from license and services in the first quarter 2006.
Software sales backlog
As of March 31, 2006, we had a contract backlog of approximately $6.7 million, compared to approximately $4.1 million as of March 31, 2005. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be complete. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenue associated with these sales contracts. We expect to complete our milestones under these contracts within one year at which time we will fully recognize this revenue. We cannot give assurances that the milestones under the contracts will be completed within one year or that we will be able to recognize the related revenue within the one-year period.

CORPORATE SERVICES AND OTHER
The following table presents the operating expenses for the three months ended March 31, 2006 and 2005 for Corporate Services:

	Results for the Three Months
	Ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	Amount	Percent

Salaries and benefits	$3,512	$2,471	$1,041	42%
Selling, general and administrative	858	1,320	(462)	(35%)
Depreciation and amortization	43	35	8	23%

Total operating expenses	$4,413	$3,826	$587	15%

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense. As a result of the adjustment, an additional $1.3 million in expense related to stock options was included in salaries and benefits for the first quarter 2005 in the table above.
Corporate operating expenses
The increase in total operating expenses for Corporate Services is primarily attributable to additional expense recorded for share-based compensation in the first quarter 2006 compared to the first quarter 2005. Share-based compensation expense for the first quarter 2006 was $1.9 million, compared to $1.3 million for the first quarter 2005. The first quarter 2006 share-based compensation expense is comprised of $1.0 million related to the unvested portion of stock options granted prior to 2005 and $0.9 million related to restricted stock awards granted during 2005. The first quarter 2005 share-based compensation expense is primarily related to the adjustment for stock option expense discussed above. The increase of $0.6 million for the first quarter 2006 compared to the first quarter 2005 is due mainly to: i) $0.4 million in additional expense due to changes in the accounting treatment for performance-based restricted stock awards that require expense to be recognized over a “graded” attribution schedule, rather than a “straight-line” attribution schedule, resulting in more expense in the early years of an award; and ii) $0.2 million in additional expense due to awards to additional employees throughout our existing businesses resulting from acquisitions and overall Company growth.
The remaining increase in corporate operating expenses is due to increased salaries in benefits expense resulting from overall Company growth, partially offset by lower professional fees related to acquisition analysis during the first quarter 2006 compared to the first quarter 2005.
Interest income
Interest income increased to $2.7 million for the first quarter 2006 from $1.2 million for the first quarter 2005. The increase was primarily due to the interest earned on the unused proceeds from the $175 million October 2005 convertible debt issuance and unused cash flow from operations.
Interest expense
Interest expense increased to $3.6 million for the first quarter 2006 from $1.6 million for the first quarter 2005 as a result of the October 2005 issuance of $175 million in convertible debt. Our weighted average interest rate was approximately 4% for both the first quarter 2006 and first quarter 2005.
Net foreign exchange gain (loss)
Foreign currency denominated assets and liabilities give rise to foreign exchange gains and losses as a result of U.S. dollar to local currency exchange movements. We recorded net foreign exchange gains of $1.6 million for the first quarter 2006, compared to net foreign exchange losses of $2.8 million for the first quarter 2005. Exchange gains and losses that result from re-measurement of certain assets and liabilities are recorded in determining net income. A significant portion of our assets and liabilities are denominated in euros, British pounds, and other currencies. The foreign exchange gain or loss recorded is a result of the net receivable or payable position of our foreign-currency based subsidiaries, together with the fluctuation in foreign exchange rates. We attempt to match local currency receivables and payables, thereby minimizing exposure to foreign currency fluctuations.

Income tax expense
Income tax expense was $3.6 million for the first quarter 2006, compared to $3.8 million for the first quarter 2005. Our effective tax rate on pretax income from continuing operations was 27% and 51%, for the first quarter 2006 and first quarter 2005, respectively. Since we are in a net operating loss position for our U.S. operations and, accordingly, have valuation allowances to reserve for net deferred tax assets, we do not currently recognize the tax benefit or expense associated with foreign currency exchange gains or losses, as well as share-based compensation expense incurred by our U.S. entities. Additionally, foreign currency exchange gains and losses represent a significant permanent difference for purposes of calculating book tax expense for certain of our foreign holding companies. Excluding foreign currency gains and losses from pre-tax income, our effective tax rate was 31% for the first quarter 2006, compared to 37% for the first quarter 2005.
The substantial decrease in the year-over-year effective tax rates, excluding foreign currency gains and losses, was largely attributable to the increased profitability of individual companies located in lower than average tax rate jurisdictions, particularly Hungary, Poland, Serbia, and Romania, together with increasing operating profits in countries with remaining net operating loss carryforwards, particularly the U.S. and Poland.
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
Net income
We recorded net income of $9.4 million for the first quarter 2006, compared to $3.6 million for the first quarter 2005. As more fully discussed above, the increase of $5.8 million for the first quarter 2006 over the first quarter 2005 was the result of an increase in operating income of $1.9 million, improvement in the amount of foreign exchange gain/loss recorded of $4.4 million and a decrease in income tax expense of $0.3 million. These improvements in net income were partially offset by a decrease in equity from unconsolidated subsidiaries of $0.1 million, an increase in net interest expense of $0.5 million and an increase in net income attributable to the minority interest shareholders of our non-wholly owned, consolidated subsidiaries of $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2006, we had working capital, which is the difference between total current assets and total current liabilities, of $202.7 million, compared to working capital of $181.6 million as of December 31, 2005. Our ratio of current assets to current liabilities was 1.69 at March 31, 2006, compared to 1.55 as of December 31, 2005. This improvement is primarily due to the first quarter 2006 operating cash flows, without significant investments in acquisitions or purchases of property and equipment during the quarter. Working capital is also impacted by changes in foreign currency exchange rates as further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Operating cash flows
Cash flows provided by operating activities decreased to $6.3 million for the first quarter 2006, compared to $9.9 million for the first quarter 2005. The decrease from the first quarter 2005 is due primarily to fluctuations in working capital associated with the timing of the settlement process with the mobile operators in our Prepaid Processing Segment subsidiaries.
Investing activity cash flow
Cash flows used in investing activities were $9.9 million for the first quarter 2006, compared to $59.3 million for the first quarter 2005. Our first quarter 2006 investing activities consist of $1.8 million in cash paid related to the acquisition of Essentis, $0.9 million of which represents cash paid in settlement of assumed liabilities, and $0.5 million in dividends to the former owners of Europlanet related to their share of 2005 results. Additionally, cash outflows for purchases of property and equipment and other investing activities totaled $6.6 million. Our investing activities for the first quarter 2005 were $56.0 million for the acquisition of Telerecarga, Movilcarga, ATX, as well as the earn-out payment to the former owners of Transact. Our fixed asset purchases for the first quarter 2005 totaled $3.0 million.

Financing activity cash flows
Cash flows provided by financing activities were $6.8 million for the first quarter 2006, compared to $1.1 million for the first quarter 2005. Our financing activities for the first quarter 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchases of $10.4 million, partially offset by repayments of short-term borrowings and payments on capital lease obligations totaling $3.5 million. Financing activity for the first quarter 2005 represented proceeds from the exercise of stock options and employee share purchases of $3.4 million, partially offset by repayments of obligations under short-term borrowings and capital leases totaling $2.3 million. The increase in proceeds from the exercise of stock options for the first quarter 2006 compared to the first quarter 2005 was due to the exercise of a number of stock options during the first quarter 2006 that were nearing the end of their ten year expiration, combined with the impact of our Common Stock trading at or near historical highs.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Convertible debt — We have $315 million in convertible debt, consisting of two issues. The first issue represents $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 having an interest rate of 1.625% and convertible into a total of 4.2 million shares of Euronet Common Stock. The debentures may not be redeemed for five years but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. The second issue represents $175 million in principal amount of 3.50% Convertible Debentures Due 2025 having an annual interest rate of 3.50% and convertible into a total of 4.3 million shares of Euronet Common Stock. The debentures may not be redeemed for seven years but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
Credit agreements and short-term debt obligations — As of March 31, 2006, we have borrowings of $5.1 million, included in short-term debt obligations, and stand-by letters of credit totaling $5.8 million outstanding against our $50 million revolving credit agreements; the remaining $39.1 million was available for borrowing. Other short-term debt obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of March 31, 2006, we had $11.2 million in other short-term debt obligations borrowed by our subsidiaries in Greece, India, Spain and the Czech Republic. Borrowings against our credit agreements and short-term debt obligations are being used to fund short-term working capital requirements.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of March 31, 2006, we have $1.4 million recorded under these arrangements.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Other uses of capital
Payment obligations related to acquisitions — As provided in our asset purchase agreement with the sellers of the assets of Dynamic Telecom, during the first quarter 2006, we recorded additional goodwill of $2.3 million in anticipation of the payment of an earn-out obligation based on the achievement of certain performance criteria. This earn-out must be settled in Euronet Common Stock and, therefore, was recorded as an increase to additional paid-in capital as of March 31, 2006. This $2.3 million represents the portion of the earn-out that has been determined beyond a reasonable doubt, however, it is possible that the ultimate earn-out obligation could result in up to approximately $2.0 million in additional purchase price that will be recorded as additional goodwill when determined beyond a reasonable doubt.
We also have other potential contingent obligations estimated to total between $8.0 million and $12.0 million to the former owners of the net assets of Movilcarga. This obligation has not been recorded in the accompanying consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt.
Leases — We lease ATMs and other property and equipment under capital lease arrangements that expire between 2006 and 2011. The leases bear interest between 2.5% and 12.5% per year. As of March 31, 2006, we owed $20.5 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs — Total cash capital expenditures for the first quarter 2006 were $6.6 million and we expect total capital expenditures to be approximately $30 million to $35 million for the full year 2006. These capital expenditures are primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software. We expect approximately $15.0 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
In the Prepaid Processing Segment, approximately 74,000 of the more than 242,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro—chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $4.0 million.
At current and projected cash flow levels, we anticipate that our cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit agreements and other existing financing will be sufficient to meet our debt, leasing, acquisition earn-out and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or obligations.
Contingencies
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
Other trends and uncertainties
Euronet Payments and Remittance, Inc. — During 2005 we acquired TelecommUSA, now Euronet Payments and Remittance. In connection with the expected future expansion of our card-based money transfer and bill payment product through our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. Through March 31, 2006, we have incurred approximately $0.1 million in costs for this expansion, and expect to incur approximately $0.4 million over the next 12-18 months, most of which has been or will be capitalized and amortized over the assets’ estimated useful lives. We also expect to incur total operating losses of approximately $1.5 million to $2.0 million during 2006 related to our money transfer and bill payment business. During the first quarter 2006, we recorded $0.6 million in losses related to this business. These losses may increase as we begin expanding the money transfer and bill payment products internationally.

EFT Processing Segment expansion in China — In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”) a financial institution located and organized in China. Under the pilot agreement we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guandong, the three largest commercial centers in China. During the first quarter 2006, we successfully deployed 50 ATMs and we expect the remaining ATMs to become operational during the second quarter 2006. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs, at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. During 2006, we expect the joint venture to incur total operating losses of approximately $1.5 million to $2.0 million during 2006.
Prepaid Processing agreements in Spain — When we acquired our Spanish prepaid subsidiaries, we entered into agreements through May 2006 with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. The preferential commission arrangements are set contractually to expire in May 2006 and are not expected to be extended. As allowed under our contracts with retailers, we expect to pass through a portion of our reduction in commission to the retailers and other distributors by paying a lower distribution commission. The actual impact of this reduction in commission is difficult to estimate because it will depend upon the amount of the reduction we can reasonably pass on to retailers and the rate of the increase in our revenues from other distributors, both of which are hard to assess. We currently estimate the negative impact to be $0.4 million for the second quarter, but expect this amount to increase in the third and fourth quarters. Moreover, we are also in discussions with two other mobile operators to commence distribution of their prepaid phone time and expect commissions from the sale of their product to partially offset this reduction when distribution commences in the second quarter 2006.
EFT Processing Segment contract extension — We have certain EFT Processing customers under contracts that extend through 2008 and 2009 that we may decide to extend for several years beyond their original terms and possibly gain commitments for incremental volumes, in return for granting certain incentives. We expect that any such incentives would result in a decrease in operating profit margin associated with these contracts.
Inflation and functional currencies
Generally, the countries in which we operate have experienced low and stable inflation in recent years. Therefore, the local currency in each of these markets is the functional currency. Although Croatia has maintained relatively stable inflation and exchange rates, the functional currency of our Croatian subsidiary is the U.S. dollar due to the significant level of U.S. dollar denominated revenues and expenses. Due to these factors, we do not believe that inflation will have a significant effect on our results of operations or financial position. We continually review inflation and the functional currency in each of the countries where we operate.
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2006, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of March 31, 2006.
BALANCE SHEET ITEMS
Cash and cash equivalents
Cash and cash equivalents increased to $223.7 million at March 31, 2006 from $219.9 million at December 31, 2005. This slight increase is due to cash flows from operating activities of $6.3 million, cash flows from financing activities of $6.8 million and the effect of exchange differences on cash of $0.6 million, offset by cash used for investing activities of $9.9 million. Cash flows used in investing activities primarily represent purchases of property and equipment, the acquisition of Essentis and additional payments to the former owners of Europlanet. Cash flows from financing activities primarily represent proceeds from the exercise of stock options and employee share purchases, offset by repayments on our short-term debt obligations. For more information, see the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2006.
Restricted cash
Restricted cash increased slightly to $76.0 million at March 31, 2006 from $73.9 million at December 31, 2005, and primarily represents $57.3 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment subsidiaries on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities and can fluctuate significantly based on the timing of the settlement process for our Prepaid Processing Segment subsidiaries. The remaining balances of restricted cash represent primarily collateral on bank guarantees and ATM network cash.
Inventory — PINs and other
Inventory — PINs and other decreased slightly to $22.9 million at March 31, 2006 from $25.6 million at December 31, 2005. Inventory — PINs and other includes prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S., Poland and New Zealand, and to a lesser extent, the U.K. and Germany. This category also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The decrease from December 31, 2005 is primarily the result of higher than normal levels of PIN inventory resulting from bulk PIN purchases in Poland near the end of 2005. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivables decreased to $145.4 million at March 31, 2006 from $166.5 million at December 31, 2005. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold in connection with the growing Prepaid Processing Segment. Generally, these balances are collected and remitted to the mobile operators within two weeks. The slight decrease is primarily due to the timing of the settlement process with mobile operators for our Prepaid Processing Segment subsidiaries, as well as the impact of seasonality.
Prepaid expenses and other current assets
Prepaid expenses and other current assets increased to $27.5 million as of March 31, 2006 from $21.2 million as of December 31, 2005. The increase in this balance is primarily the result of the timing of prepaid expenses across all of our operations. The largest component of this balance is amounts recorded for our net Value Added Tax (“VAT”) receivable related to certain European subsidiaries. The balance of net VAT receivable as of March 31, 2006 was $12.7 million, compared to $14.1 million as of December 31, 2005.
Net property and equipment
Net property and equipment increased to $50.4 million as of March 31, 2006 from $44.9 million as of December 31, 2005. Of this $5.5 million increase, $2.5 million is due to the acquisition of Essentis in January 2006 and the identification of assets under capital lease arrangements at Instreamline. We also recorded capital additions of $7.4 million during the quarter, and depreciation and amortization of $4.5 million. The majority of the capital additions were ATMs in Poland, POS terminals in the U.S. and additions of computer equipment and software for our Budapest processing center. The remaining increase of $0.1 million increase was due to the impact of fluctuations in exchange rates relative to the U.S. dollar during the first quarter 2006.
Goodwill and intangible assets
Net intangible assets and goodwill increased to $321.0 million as of March 31, 2006 from $317.9 million as of December 31, 2005 due primarily to the acquisition of Essentis and the earn-out for the Dynamic Telecom acquisition during the first quarter 2006. The following table summarizes the activity for the three months ended March 31, 2006:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
Acquisition of Essentis	2,500	—	2,500
Earn-out payment related to Dynamic Telecom acquisition	—	2,250	2,250
Adjustments to other 2005 acquisitions	345	(616)	(271)
Amortization	(2,054)	—	(2,054)
Other (primarily changes in foreign currency exchange rates)	314	330	644

Balance as of March 31, 2006	$51,829	$269,159	$320,988

Trade accounts payable
Accounts payable decreased to $185.8 million at March 31, 2006 from $202.7 million at December 31, 2005. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing

Prepaid Processing Segment. Of this decrease, $10.6 million was due to the timing of settlements for PIN inventory at the end of 2005, with the remaining decrease due mainly to the timing of the settlement process with mobile operators, as well as the impact of seasonality.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities decreased to $63.1 million at March 31, 2006 from $77.1 million at December 31, 2005. The March 31, 2006 balance includes increased accrued liabilities of $2.1 million for interest related to our convertible debentures and $1.9 million in additional accruals related to the January 2006 acquisition of Essentis. Offsetting this increase is the inclusion in the December 31, 2005 balance of $3.2 million in accruals for the purchase of the remaining 6.25% ownership share of our subsidiary in India and the remaining 34% of our subsidiary in Serbia, Europlanet, that were settled during the first quarter 2006. The remaining decrease of $14.8 million is primarily due the timing of the settlement process with mobile operators in our Prepaid Processing Segment subsidiaries in the U.K., Australia and New Zealand, as well as the impact of seasonality.
Income taxes payable
Income taxes payable increased to $10.2 million at March 31, 2006 from $8.2 million at December 31, 2005. This increase relates to difference between the timing of accruals for income taxes payable and the related tax payments. The amount of income tax payments that we make in certain jurisdictions is based on our profitability for 2005, while our accruals for income taxes are based on estimated profitability for the current year. Since the profitability of our operations is generally expected to increase for 2006 as compared to 2005, accruals for income taxes exceeded amounts paid during the first quarter 2006.
Deferred revenue
Deferred revenue increased to $10.3 million as of March 31, 2006 from $8.0 million as of December 31, 2005. The increase is due to the January 2006 acquisition of Essentis, a U.K.-based software solutions company that sells a leading card issuing and merchant acquiring software package. Deferred revenue generally results from unearned software maintenance that is billed in advance and from reaching contractual billing milestones ahead of earnings recognition for certain agreements. Deferred revenue primarily relates to our Software Solutions Segment and to the EFT Segment where contractual pre-payments are collected from customers in advance of providing services.
Debt and capital lease obligations
As of March 31, 2006, total indebtedness decreased to $355.2 million from $355.6 million as of December 31, 2005. A summary of the activity in our debt obligations for the three months ended March 31, 2006 is as follows:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt		Debentures	Debentures
(in thousands)	Facilities	Obligations	Capital Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	—	—	4,475	—	—	4,475
Repayments	(2,271)	(993)	(2,165)	—	—	(5,429)
Capital lease interest accrued	—	—	450	—	—	450
Foreign exchange loss	—	47	111	—	—	158

Balance at March 31, 2006	5,072	14,604	20,531	140,000	175,000	355,207

Less — current maturities	(5,072)	(11,223)	(6,000)	—	—	(22,295)

Long-term obligations at March 31, 2006	$—	$3,381	$14,531	$140,000	$175,000	$332,912

Total stockholders’ equity
Total stockholders’ equity increased to $229.7 million at March 31, 2006 from $206.4 million at December 31, 2005. This $23.3 million increase is the result of:
•	$9.4 million in net income for the first quarter 2006;

•	$2.3 million recorded for the Dynamic Telecom earn-out;

•	$10.4 million from stock issued under employee stock plans;

•	$1.9 million in share-based compensation;

•	offset by $0.6 million increase in accumulated other comprehensive loss.
As discussed in the Notes to the Unaudited Consolidated Financial Statements, we adopted the provisions of SFAS No. 123R on January 1, 2006. We elected to adopt SFAS No. 123R utilizing the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the Unaudited Consolidated Financial Statements for further discussion. These adjustments included an increase of $32.7 million to the January 1, 2006 balance of additional paid-in capital and an offsetting increase of $32.7 million to the January 1, 2006 balance of our accumulated deficit, for the amount of share based compensation relating to the years 1996 through 2005. Total stockholders’ equity was not impacted by these adjustments.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part II, Item 1A — Risk Factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the three months ended March 31, 2006, 84% of our revenues were generated in non-U.S. dollar countries compared to 86% for the three months ended March 31, 2005. This slight decrease as compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the euro, Australian dollar, Hungarian forint, Polish zloty, the British pound and the Indian rupee and estimate that a 10% depreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $3.1 million decrease. A 10% appreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $3.1 million increase. This effect was estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.

As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro and the British pound than against the dollar.
We are also exposed to foreign currency exchange rate risk in our money transfer subsidiary, Euronet Payments and Remittance, that was acquired during the second quarter 2005. This portion of our business is currently insignificant; however, we expect that it will grow rapidly. A majority of this business involves receiving and disbursing different currencies, in which we receive a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.
Interest rate risk
As of March 31, 2006, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $355.2 million, approximately 89% relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 11% of total debt outstanding relates to debt obligations and capitalized leases with fixed payment and interest terms that expire between 2006 and 2011. We also have $50 million in revolving credit facilities that accrue interest at variable rates. Should we borrow the full $50 million available under the revolving credit facility, in addition to approximately $14.6 million borrowed under other debt arrangements as of March 31, 2006, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. Management expects the Company to prevail in defending itself in this matter and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
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
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Quarterly Report.
Risks Related to Our Business
We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business, and such risk could increase if we incur more debt.
We have a substantial amount of indebtedness. As of March 31, 2006, our total liabilities were $661.0 million and our total assets were $890.7 million. In addition, we estimate that we will have to pay approximately $8.0 million to $14.0 million during the years 2006 through 2008 as deferred consideration in connection with the Movilcarga and Dynamic Telecom acquisitions. A portion of these obligations may be paid in stock. While we expect to satisfy any payment obligations from available cash and operating cash flows, we may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of ATM machines on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
We may be required to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.
Our total assets include approximately $321.0 million, or 36% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. If operating results in any of our key markets, including the U.K., Germany, Spain, Australia, New Zealand or the U.S. deteriorate or our plans do not progress as expected when we acquired these entities, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets. Impairment charges would reduce reported earnings for the periods in which they are recorded. This could have a material adverse effect on our results of operations and financial condition.
An additional 30 million shares of Common Stock may be authorized for issuance by stockholders, which could result in additional shares of our Common Stock being issued, potentially diluting equity ownership of current holders and the share price of our Common Stock.

We are asking stockholders to approve a proposal to amend our Certificate of Incorporation to increase the aggregate number of shares of Common Stock that we have the authority to issue from Sixty Million (60,000,000) shares of Common Stock to Ninety Million (90,000,000) shares of Common Stock. The proposed amendment to our Certificate of Incorporation was approved by our Board of Directors on March 8, 2006 and our Board of Directors believes this amendment is in the best interests of Euronet and our stockholders. Of the presently authorized shares of Common Stock, approximately 54 million shares were issued, outstanding or reserved as of March 31, 2006. Further, we have asked shareholders to approve a new equity compensation plan (“2006 Stock Incentive Program ”) under which an additional 4 million shares would be reserved. Thus, if the proposed amendment to our Certificate of Incorporation is not approved, but the 2006 Stock Incentive Program is approved, we would have available for future issuance, excluding reserved shares, approximately 2 million shares of Common Stock. However, if this amendment is approved, we will have more than 32 million shares available for new issuances.
Although we have no plans or commitments to issue the proposed additional authorized shares of Common Stock, our Board of Directors believes it is necessary to increase the number of shares of our authorized Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs, including the proposed and (iv) for other bona fide purposes. If the stockholders approve the proposal to amend our Certificate of Incorporation, our Board of Directors would be able to issue the additional authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.
An additional 16.4 million shares of Common Stock could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of March 31, 2006, we had an aggregate of 3.2 million options and restricted share awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.1 million options are currently vested, which means they can be exercised at any time. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.4 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of the Movilcarga Assets and Dynamic Telecom under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the businesses acquired and the trading price of our Common Stock at the time we make the earn-out payments. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. We are also asking stockholders at our upcoming annual meeting to approve the 2006 Stock Incentive Program, which would allow the Company to grant up to an additional 4.0 million restricted shares, or options to purchase shares, of our Common Stock.
Accordingly, approximately 16.4 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.2 million total options and restricted share awards outstanding, an aggregate of 1.7 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS
a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 5, 2006

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Section 302 — Certifications of Chief Executive Officer

31.2	Section 302 — Certifications of Chief Financial Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer