Form 10-Q
period 2006-06-30
EURONET WORLDWIDE INC
filed 2006-08-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer☑               Accelerated filer☐               Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2006 was 37,233,066 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2006	December 31,
	(unaudited)	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$232,723	$219,932
Restricted cash	87,375	73,942
Inventory — PINs and other	32,580	25,595
Trade accounts receivable, net of allowances for doubtful accounts of $2,217 at June 30, 2006 and $1,995 at December 31, 2005	148,756	166,451
Deferred income taxes, net	3,410	1,812
Prepaid expenses and other current assets	26,393	21,211

Total current assets	531,237	508,943

Property and equipment, net of accumulated depreciation of $77,536 at June 30, 2006 and $66,644 at December 31, 2005	50,075	44,852
Goodwill	274,208	267,195
Acquired intangible assets, net of accumulated amortization of $16,205 at June 30, 2006 and $11,918 at December 31, 2005	50,502	50,724
Deferred income taxes	6,553	6,994
Other assets, net of accumulated amortization of $8,788 at June 30, 2006 and $7,721 at December 31, 2005	15,189	15,644

Total assets	$927,764	$894,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$184,773	$202,655
Accrued expenses and other current liabilities	80,938	77,101
Current portion of capital lease obligations	6,180	5,431
Short-term debt obligations and current maturities of long-term debt obligations	12,803	22,893
Income taxes payable	10,164	8,207
Deferred income taxes	3,261	3,023
Deferred revenue	9,800	8,013

Total current liabilities	307,919	327,323
Debt obligations, net of current portion	324,328	315,000
Capital lease obligations, net of current portion	13,713	12,229
Deferred income taxes	24,508	25,157
Other long-term liabilities	1,842	1,161
Minority interest	7,446	7,129

Total liabilities	679,756	687,999

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. Authorized 90,000,000 shares at June 30, 2006 and 60,000,000 shares at December 31, 2005; issued and outstanding 37,204,682 shares at June 30, 2006 and 35,776,431 at December 31, 2005	745	717
Additional paid-in-capital	331,828	312,025
Treasury stock	(196)	(196)
Subscriptions receivable	(313)	(124)
Accumulated deficit	(84,309)	(104,787)
Restricted reserve	796	776
Accumulated other comprehensive loss	(543)	(2,058)

Total stockholders’ equity	248,008	206,353

Total liabilities and stockholders’ equity	$927,764	$894,352

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
Revenues:
EFT Processing	$32,418	$26,041	$62,286	$49,930
Prepaid Processing	114,185	102,480	225,146	191,861
Software Solutions	7,200	3,724	13,341	7,660

Total revenues	153,803	132,245	300,773	249,451

Operating expenses:
Direct operating costs	105,761	92,157	207,114	174,529
Salaries and benefits	19,454	14,979	37,488	28,183
Selling, general and administrative	9,277	8,197	17,713	14,335
Depreciation and amortization	7,063	5,645	13,882	10,670

Total operating expenses	141,555	120,978	276,197	227,717

Operating income	12,248	11,267	24,576	21,734

Other income (expense):
Interest income	3,387	1,105	6,109	2,312
Interest expense	(3,656)	(1,617)	(7,253)	(3,205)
Income from unconsolidated affiliates	187	407	358	652
Foreign exchange gain (loss), net	2,772	(4,715)	4,330	(7,557)

Other income (expense), net	2,690	(4,820)	3,544	(7,798)

Income before income taxes and minority interest	14,938	6,447	28,120	13,936
Income tax expense	(3,599)	(3,471)	(7,169)	(7,301)
Minority interest	(212)	(313)	(473)	(401)

Net income	11,127	2,663	20,478	6,234
Translation adjustment	2,118	(3,621)	1,515	(5,582)

Comprehensive income (loss)	$13,245	$(958)	$21,993	$652

Earnings per share — basic:
Earnings per share	$0.30	$0.08	$0.56	$0.18

Basic weighted average shares outstanding	37,030,289	35,129,878	36,792,719	34,506,665

Earnings per share — diluted (see Note 3):
Earnings per share	$0.28	$0.07	$0.52	$0.17

Diluted weighted average shares outstanding	42,748,030	37,318,188	42,413,623	36,608,589

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005 (1)
Net income	$20,478	$6,234

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,882	10,670
Share-based compensation	3,838	2,687
Unrealized foreign exchange (gain) loss, net	(3,685)	6,913
Gain on disposal of property and equipment	(189)	(97)
Deferred income tax expense (benefit)	(2,318)	667
Income assigned to minority interest	473	401
Income from unconsolidated affiliates	(358)	(652)
Amortization of debt issuance expense	1,131	639

Changes in working capital, net of amounts acquired:
Income taxes payable	2,019	(164)
Restricted cash	(10,279)	(15,460)
Inventory — PINs and other	(6,826)	(11,261)
Trade accounts receivable	22,381	(10,366)
Prepaid expenses and other current assets	(3,759)	(11,813)
Trade accounts payable	(27,042)	48,013
Deferred revenue	2,025	(3,711)
Accrued expenses and other current liabilities	4,091	(1,339)
Other, net	(251)	(1,156)

Net cash provided by operating activities	15,611	20,205

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,312)	(99,410)
Proceeds from sale of property and equipment	669	318
Purchases of property and equipment	(10,818)	(7,851)
Purchases of other long-term assets	(1,526)	(1,199)

Net cash used in investing activities	(13,987)	(108,142)

Cash flows from financing activities:
Proceeds from issuance of shares	11,685	5,419
Net borrowings on short-term debt obligations and revolving credit agreements	505	15,208
Repayment of capital lease obligations	(3,084)	(2,761)
Other, net	(180)	(746)

Net cash provided by financing activities	8,926	17,120

Effect of exchange differences on cash	2,241	(3,048)

Increase (decrease) in cash and cash equivalents	12,791	(73,865)
Cash and cash equivalents at beginning of period	219,932	124,198

Cash and cash equivalents at end of period	$232,723	$50,333

Interest paid during the period	$6,245	$2,484
Income taxes paid during the period	5,237	7,619
See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2, Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Basis of presentation
The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and its subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Share-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests (“requisite service period”). The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The Company believes that this method achieves the highest level of clarity and comparability among the presented periods.
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
Recent accounting pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosure with respect to uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflect the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution upon the assumed conversion of the Company’s convertible debentures, options to purchase the Company’s common stock, restricted stock and shares issuable in connection with acquisition obligations. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding and a reconciliation of net income to net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2006	2005 (1)	2006	2005 (1)
Basic weighted average shares outstanding	37,030,289	35,129,878	36,792,719	34,506,665
Additional shares from assumed conversion of 1.625% convertible debentures	4,162,950	—	4,162,950	—
Weighted average shares issuable in connection with acquisition obligations (See Note 4 - Acquisitions)	91,285	—	73,028	—
Incremental shares from assumed conversion of stock options and restricted stock (1)	1,463,506	2,188,310	1,384,926	2,101,924

Potentially diluted weighted average shares outstanding	42,748,030	37,318,188	42,413,623	36,608,589

Net income	$11,127	$2,663	$20,478	$6,234
Add: interest expense of 1.625% convertible debentures	797	—	1,594	—

Earnings available to common stockholders	$11,924	$2,663	$22,072	$6,234

(1)	As a result of the adoption of SFAS No. 123R, the computation of incremental shares from the assumed conversion of stock options changed. The amount previously reported for the three- and six-month periods ended June 30, 2005 was 2,615,396 and 2,514,894 incremental shares, respectively, from the conversion of stock options.
For the three- and six-month periods ended June 30, 2006 and 2005, the average market price of Euronet common stock exceeded the exercise price of all stock options outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, initially in December 2009 and October 2012, respectively, or earlier upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three- and six-month periods ended June 30, 2006 and anti-dilutive for the three- and six-month periods ended June 30, 2005. Accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 2006 and excluded from the above computation for the three- and six-month periods ended June 30, 2005. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures, issued October 2005, was anti-dilutive for the three- and six-month periods ended June 30, 2006 and, accordingly, the impact has been excluded from the above computation of potentially dilutive weighted average shares outstanding. The 3.50% convertible debentures were not outstanding for the three- and six-month periods ended June 30, 2005.
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

2006 Acquisitions:
In January 2006, the Company completed the acquisition of the assets of Essentis Limited (“Essentis”) for approximately $3.0 million, which was comprised of $0.9 million in cash and approximately $2.1 million in assumed liabilities. Essentis is a U.K. company that owns a card issuing and merchant acquiring software package that will enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported in the Company’s Software Solutions Segment. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets is preliminary and remains so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the estimated allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date:

	Estimated
(dollar amounts in thousands)	Life	Essentis
Property and equipment	various	$573
Software	5 years	2,467

Assets acquired		$3,040

There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
2005 Acquisitions:
During 2005, the Company completed seven acquisitions for an aggregate purchase price of approximately $119.1 million. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets for certain acquisitions are preliminary and remain so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price, including $2.9 million paid in prior years for acquisitions accounted for as step acquisitions, to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,841	$3,841
Property and equipment	various	1,415	1,412	2,827
Customer relationships	8 or 9 years	10,295	14,703	24,998
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,144	53,513	95,657

Assets acquired		54,910	77,123	132,033

Current liabilities		—	(687)	(687)
Deferred income tax liability		(3,892)	(5,442)	(9,334)

Net assets acquired		$51,018	$70,994	$122,012

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
Other acquisitions
During 2005, Euronet completed six other acquisitions described below for a total purchase price of $68.1 million, comprised of $39.6 million in cash, 864,131 shares of Euronet Common Stock, valued at $23.6 million and $4.9 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.

•	In December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased 6.25% of Euronet Services Private Limited, the Company’s subsidiary in India (“Euronet India”), increasing its share ownership of Euronet India to 100%. Euronet India is included in the Company’s EFT Processing Segment and, since the Company’s ownership share previously exceeded 50%, has been a consolidated subsidiary since inception.

•	In two separate transactions, one in April 2005 and one in December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 100%. Europlanet is an ATM and card processor that owns, operates and manages a network of ATMs and POS terminals. Upon obtaining a controlling interest in April 2005, Euronet began consolidating Europlanet’s financial position and results of operations. Euronet’s $0.2 million share of dividends declared prior to acquiring a controlling ownership share of Europlanet was recognized as income from unconsolidated affiliates during 2005.

•	In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides card processing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment. Subsequent to the acquisition, Instreamline was renamed Euronet Card Services Greece.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA provides money transfer services, primarily to consumers in the U.S. to destinations in Latin America, and bill payment services within the U.S. This acquisition launched the Company’s money transfer and bill payment business.

•	In March 2005, to enhance the Company’s U.S. prepaid processing business, PaySpot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during 2005. Upon the increase in ownership from 10% to 51%, Euronet consolidated ATX’s financial position and results of operations.
In connection with these six acquisitions, $3.5 million in cash remains in escrow. This cash has been reflected in the purchase price allocation because the Company has determined beyond a reasonable doubt that the performance criteria will be met. During the six-month period ending June 30, 2006, the Company issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of contingent payment arrangements associated with the Company’s 2005 acquisitions. This settlement was recorded as an increase in goodwill.
Pro Forma results:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three- and six-month periods ended June 30, 2006 and 2005, as if the acquisitions described above had occurred January 1, 2005. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisitions had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the unaudited pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three Months		Pro Forma for the Six Months
	Ended June 30,		Ended June 30,
(amounts in thousands, except per share data)	2006	2005	2006	2005
Revenues	$153,803	$137,221	$300,773	$268,704
Operating income	$12,248	$9,370	$24,576	$18,680
Net income	$11,127	$1,302	$20,478	$3,803

Per share data:
Earnings per share-basic	$0.30	$0.04	$0.56	$0.11
Earnings per share-diluted	$0.28	$0.03	$0.52	$0.10

(5) GOODWILL AND INTANGIBLE ASSETS
Intangible assets are carried at amortized cost, and goodwill, which is not amortized, is carried at cost. Intangible assets and goodwill are evaluated for impairment annually or more frequently if there is an indication of impairment. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of intangible assets and goodwill activity for the six-month period ended June 30, 2006, is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
Acquisition of Essentis	2,467	—	2,467
Earn-out payment related to Dynamic Telecom acquisition	—	4,126	4,126
Adjustments to other 2005 acquisitions	232	(611)	(379)
Amortization	(4,134)	—	(4,134)
Other (primarily changes in foreign currency exchange rates)	1,213	3,498	4,711

Balance as of June 30, 2006	$50,502	$274,208	$324,710

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2006 is expected to be $8.3 million for 2006, $8.3 million for 2007, $8.1 million for 2008, $8.1 million for 2009, $8.0 million for 2010 and $6.1 million for 2011.
(6) DEBT OBLIGATIONS
A summary of the activity for the six-month period ended June 30, 2006 for all debt obligations is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	7,146	1,548	5,204	—	—	13,898
Repayments	(7,919)	(2,040)	(4,000)	—	—	(13,959)
Capital lease interest accrued	—	—	916	—	—	916
Foreign exchange loss	123	380	113	—	—	616

Balance at June 30, 2006	6,693	15,438	19,893	140,000	175,000	357,024

Less — current maturities	—	(12,803)	(6,180)	—	—	(18,983)

Long-term obligations at June 30, 2006	$6,693	$2,635	$13,713	$140,000	$175,000	$338,041

During the second quarter 2006 the Company amended its October 2004, $50 million revolving credit agreement to extend the maturity date to May 26, 2009 and established a new credit facility in India maturing on May 26, 2009. The amended facility also increased the number of participating financial institutions from one to three. The credit agreement, as amended, comprises the following:
•	A $10 million facility is to be used by the Company and certain U.S. subsidiaries (the “U.S. facility”) and drawn in U.S. dollars. This facility bears interest at either (i) the prime rate plus an applicable margin specified in the respective agreement, or (ii) a fixed rate equal to the U.S. dollar London Interbank Offered Rate (“LIBOR”), plus an applicable margin set forth in the agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, adjusted for certain other items as defined in the agreements. Fixed rate borrowings are made with maturities of one month, two months or three months. The U.S. facility is secured by approximately 65% of the share capital of Euronet Services Holding B.V. and the share capital of a majority of the Company’s U.S. subsidiaries.

•	A $30 million facility for use by the Company and certain European subsidiaries (the “European facility”). The European facility is a multi-currency facility that may be drawn in any combination of U.S. dollar, euro or British pound denominations. U.S. dollar draws are subject to interest charges similar to the $10 million U.S. facility described above. Borrowings in euro or

British pounds bear interest at a rate fixed to the Euro Interbank Offered Rate (“EURIBOR”) or LIBOR rate, respectively, plus a margin that varies based on a consolidated debt to EBITDA ratio, plus ancillary costs. Fixed rate borrowings are made with maturities of one month, two months or three months. Borrowings under this facility are secured by the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, and are secured and guaranteed by a majority of the Company’s U.S. subsidiaries.

•	A $10 million facility, to be drawn in Indian rupees, for use by the Company’s Indian subsidiary (the “Rupee facility”). Borrowings under the Rupee facility either (i) bear interest at a floating rate equal to the Indian prime lending rate or the Mumbai Interbank Offered Rate (“MIBOR”), plus an applicable margin, or (ii) at a fixed MIBOR rate plus an applicable margin. Fixed rate borrowings are made with maturities of one month, two months or three months. Borrowings under this facility are unsecured and guaranteed by Euronet Worldwide, Inc.
The agreement allows the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. The borrowings under the agreement may be used to refinance debt, for working capital needs, for permitted acquisitions and for other general corporate purposes. The agreement places certain restrictions on use of the facility to finance investments in, or operations of, “money services businesses” such as those engaged in money transfer activities. The agreement contains customary events of cross-default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Total debt issuance costs of $0.3 million are being amortized over three years.
As of June 30, 2006, there were borrowings of $6.7 million and stand-by letters of credit of $5.6 million outstanding against these facilities. As a result of the amendment to the revolving credit facility described above, borrowings under the facilities are classified as long-term debt obligations in the unaudited consolidated balance sheet as of June 30, 2006.
(7) STOCK PLANS
The Company has established, and shareholders have approved, a share compensation plan (the “SCP”) that allows the Company to grant restricted shares, or options to purchase shares, of its Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant and are generally exercisable during the shorter of a ten-year term or the term of employment or consulting arrangements with the Company. As of June 30, 2006, the Company reserved 13,663,991 shares of Common Stock, including 4,000,000 approved during the three-month period ended June 30, 2006, of which 9,497,340 have been awarded to employees.
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

	As Previously	Impact of
(in thousands, except per share data)	Reported	Adoption	As Adjusted

For Three Months Ended June 30, 2005:
Income before income taxes and minority interest	$7,702	$(1,255)	$6,447
Net income	$3,918	$(1,255)	$2,663

Earnings per share:
Basic	$0.11	$(0.03)	$0.08
Diluted	$0.10	$(0.03)	$0.07

For Six Months Ended June 30, 2005:
Income before income taxes and minority interest	$16,446	$(2,510)	$13,936
Net income	$8,744	$(2,510)	$6,234

Earnings per share:
Basic	$0.25	$(0.07)	$0.18
Diluted	$0.24	$(0.07)	$0.17

As of December 31, 2005:
Additional paid-in capital	$279,307	$32,718	$312,025
Accumulated deficit	$(72,069)	$(32,718)	$(104,787)

Changes to the Company’s consolidated statement of cash flows for the six-month period ended June 30, 2005 for the adoption of SFAS No. 123R were limited to the impact on net income shown above and the offsetting adjustment for share-based compensation as a non-cash expense.
The Company’s consolidated statements of income and comprehensive income includes share-based compensation expense of $1.9 million and $1.3 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $3.8 million and $2.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. This is recorded as salaries and benefits expense. Of these amounts, approximately $0.1 million and $0.2 million was recorded as expense of the Company’s business segments during the six-month periods ended June 30, 2006 and 2005, respectively. The Company recorded a tax benefit of $0.1 million and $0.2 million during the three- and six-month periods ended June 30, 2006, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived. The Company did not record a tax benefit for the three- and six-month periods ended June 30, 2005.
(b) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(thousands)

Outstanding at January 1, 2006	3,803,261	$11.91	6.2 years	$60,439
Exercised	(1,273,026)	8.56		$30,262
Forfeited	(75,914)	19.08		$2,608

Outstanding at June 30, 2006	2,454,321	$13.51	6.3 years	$61,016

Exercisable at January 1, 2006	2,142,090	$8.75	5.2 years	$40,807

Exercisable at June 30, 2006	1,283,158	$10.92	5.7 years	$35,227

There were no options granted during the six-month period ended June 30, 2006. The Company received cash of $10.9 million in connection with stock options exercised during the six-month period ended June 30, 2006. As of June 30, 2006, unrecognized compensation expense related to nonvested stock options totaled $5.2 million and will be recognized over the next 30 months, with an overall weighted average period of one year.
(c) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of one or more than one condition of an award with multiple time-based and/or performance-based conditions. The assumed annual forfeiture rate for restricted stock awards is 5%.
During the six-month period ended June 30, 2006, 240,000 restricted shares were granted, 20,100 restricted shares were forfeited and 9,763 restricted shares vested. A summary of restricted stock outstanding as of June 30, 2006 is presented in the table below:

		Weighted		Unrecognized
		Average		Compensation
		Remaining	Aggregate	Cost on
	Number of	Vesting Period	Intrinsic	Unvested
(dollar amounts in thousands)	Shares	(years)	Value	Shares

Restricted stock vesting based on continued employment	317,270	5.6	$12,174	$8,276

Restricted stock vesting based on achievement of performance criteria	435,930	5.0	$16,727	$11,705

(d) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the six-month period ended June 30, 2006 the Company issued 23,112 rights to purchase shares of Common Stock at an average price per share of $26.59. The following table provides the weighted average fair value of the ESPP stock purchase rights during the six-month period ended June 30, 2006 and the assumptions used to calculate the fair value using the Black-Scholes pricing model:

Six Months
Ended June 30,
2006
Volatility	32.1%
Risk-free interest rates	4.0%
Dividend yield	0.0%
Expected lives	3 months
Weighted-average fair value (per share)	$5.36
(8) BUSINESS SEGMENT INFORMATION
The Company operates in three principal business segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of Euronet Payments & Remittance, Inc., a licensed money transfer and bill payment company.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating results, certain intercompany eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. During the second quarter and first half of 2006 the Company’s Software Solutions Segment recorded intersegment revenues of $0.6 million in relation to software and services provided to EFT Processing Segment entities. Salaries and benefits expense related to share-based compensation is generally recorded as a corporate expense.

The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$32,418	$114,185	$7,762	$(562)	$153,803

Operating expenses:
Direct operating costs	13,591	91,770	400	—	105,761
Salaries and benefits	4,983	6,205	4,458	3,808	19,454
Selling, general and administrative	2,835	4,537	1,090	815	9,277
Depreciation and amortization	3,018	3,552	448	45	7,063

Total operating expenses	24,427	106,064	6,396	4,668	141,555

Operating income (loss)	7,991	8,121	1,366	(5,230)	12,248

Other income (expense):
Interest income	103	1,051	23	2,210	3,387
Interest expense	(700)	(338)	(14)	(2,604)	(3,656)
Income (loss) from unconsolidated affiliates	(631)	356	—	462	187
Foreign exchange gain, net	—	—	—	2,772	2,772

Total other income (expense)	(1,228)	1,069	9	2,840	2,690

Income (loss) before income taxes and minority interest	$6,763	$9,190	$1,375	$(2,390)	$14,938

	For the Three Months Ended June 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$26,041	$102,480	$3,724	$—	$132,245

Operating expenses:
Direct operating costs	10,756	81,053	348	—	92,157
Salaries and benefits	4,169	6,030	2,152	2,628	14,979
Selling, general and administrative	2,447	4,105	186	1,459	8,197
Depreciation and amortization	2,415	2,956	259	15	5,645

Total operating expenses	19,787	94,144	2,945	4,102	120,978

Operating income (loss)	6,254	8,336	779	(4,102)	11,267

Other income (expense):
Interest income	60	889	—	156	1,105
Interest expense	(521)	(132)	—	(964)	(1,617)
Income from unconsolidated affiliates	202	205	—	—	407
Foreign exchange loss, net	—	—	—	(4,715)	(4,715)

Total other income (expense)	(259)	962	—	(5,523)	(4,820)

Income (loss) before income taxes and minority interest	$5,995	$9,298	$779	$(9,625)	$6,447

	For the Six Months Ended June 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$62,286	$225,146	$13,916	$(575)	$300,773

Operating expenses:
Direct operating costs	26,017	180,257	840	—	207,114
Salaries and benefits	9,297	12,489	8,382	7,320	37,488
Selling, general and administrative	5,589	8,383	2,068	1,673	17,713
Depreciation and amortization	5,963	6,936	895	88	13,882

Total operating expenses	46,866	208,065	12,185	9,081	276,197

Operating income (loss)	15,420	17,081	1,731	(9,656)	24,576

Other income (expense):
Interest income	165	2,029	24	3,891	6,109
Interest expense	(1,343)	(704)	(14)	(5,192)	(7,253)
Income (loss) from unconsolidated affiliates	(810)	706	—	462	358
Foreign exchange gain, net	—	—	—	4,330	4,330

Total other income (expense)	(1,988)	2,031	10	3,491	3,544

Income (loss) before income taxes and minority interest	$13,432	$19,112	$1,741	$(6,165)	$28,120

Total assets as of June 30, 2006	$139,758	$588,463	$15,863	$183,680	$927,764

	For the Six Months Ended June 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$49,930	$191,861	$7,660	$—	$249,451

Operating expenses:
Direct operating costs	21,590	152,332	607	—	174,529
Salaries and benefits	7,872	10,933	4,279	5,099	28,183
Selling, general and administrative	3,755	7,225	576	2,779	14,335
Depreciation and amortization	4,880	5,199	541	50	10,670

Total operating expenses	38,097	175,689	6,003	7,928	227,717

Operating income (loss)	11,833	16,172	1,657	(7,928)	21,734

Other income (expense):
Interest income	106	1,798	—	408	2,312
Interest expense	(1,090)	(286)	—	(1,829)	(3,205)
Income from unconsolidated affiliates	202	318	—	132	652
Foreign exchange loss, net	—	—	—	(7,557)	(7,557)

Total other income (expense)	(782)	1,830	—	(8,846)	(7,798)

Income (loss) before income taxes and minority interest	$11,051	$18,002	$1,657	$(16,774)	$13,936

Total assets as of December 31, 2005	$124,772	$477,893	$6,308	$285,379	$894,352

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense.

(9) CONTINGENCIES
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
(10) GUARANTEES
As of June 30, 2006, the Company had $26.7 million of bank guarantees issued on its behalf, of which $12.0 million are collateralized by cash deposits held by the respective issuing banks.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of June 30, 2006, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $18.8 million over the terms of the cash supply agreements.
•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $45 million.
•	Other vendor supply agreements — $17.8 million over the term of the vendor agreements.
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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2006 and December 31, 2005.

(11) INCOME TAXES
The Company's effective tax rate, after consideration of minority interest, was 24% and 57% for the three-month periods ended June 30, 2006 and 2005, respectively, and was 26% and 54% for the six-month periods ended June 30, 2006 and 2005, respectively. The improvement in the effective tax rate largely relates to the impact of foreign currency exchange gains or losses. Since the Company is in a net operating loss position for its U.S. operations and, accordingly has valuation allowances to reserve for net deferred tax assets, tax benefit or expense associated with foreign currency gains or losses incurred by its U.S. entities is not currently recognized.
(12) EXPIRATION OF PREFERENTIAL COMMISSION RATES IN SPAIN
Under arrangements with a major mobile operator, the Spanish subsidiaries of Euronet received a preferred, exclusive distributor commission on sales of prepaid mobile airtime; the preferential commission under this arrangement expired in May 2006 leaving in place a lower, non-exclusive commission. The Company chose to only pass through a portion of this reduction to its retailers to reduce the risk of losing any retail accounts. Accordingly, as a result of the expiration of the preferred commission, revenues and margins in the second quarter 2006 were reduced by approximately $1.1 million.
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
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 7,866 ATMs and more than 38,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit card outsourcing and electronic recharge services (for prepaid mobile airtime via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services for various prepaid products, cards and services. We operate a network of more than 259,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”), which resulted from the 2005 acquisition of TelecommUSA, and provides money transfer services to customers from the U.S. to destinations in Latin America, and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
We have seven processing centers in Europe, two in Asia and one in the U.S., and we have 17 principal offices in Europe, four in the Asia-Pacific region, four in the U.S. and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 84% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Item 7A — Quantitative and Qualitative Disclosure About Market Risk, and Part I, Item 1A — Risk Factors in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.

EFT Processing Segment — Revenue in the EFT Processing Segment, which represents approximately 21% of total consolidated revenue for the first half of 2006, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements.
On our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization and iv) prepaid telecommunication recharges.
For the first half of 2006, approximately 26% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements, as discussed below) and the remainder was primarily derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs has fallen significantly during the past three years. We believe this shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements will continue to provide lower total revenues, but higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs, and simultaneously sell the ATMs (often to an entity related to the bank). We then lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.
Prepaid Processing Segment — Revenue in the Prepaid Processing Segment, which represents approximately 74% of total consolidated revenue for the first half of 2006, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or practically in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions.
Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
Software Solutions Segment — Revenue in the Software Solutions Segment, which represents 5% of total consolidated revenue for the first half of 2006, is derived from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
In January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that owns a leading card issuing and merchant acquiring software package. The assets, primarily consisting of the software source code, were purchased out of an administrative proceeding for approximately $3.0 million, including the assumption of certain liabilities. The Essentis software product allows us to add additional outsourcing and software offerings to banks. For further discussion, see Note 4 — Acquisitions to the Unaudited Consolidated Financial Statements. The results of Essentis are reported in the Software Solutions Segment.
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
We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately nine months to more than one year. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.
In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. This pilot agreement makes us the first, and currently the only, provider of end-to-end ATM outsourcing services in China. Under the pilot contract, we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. During the first half of 2006, we successfully deployed 58 ATMs and we expect the remaining ATMs to become operational during the next few months. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs at PSRB’s request. We have established a technical processing and operations center in Beijing to operate these ATMs. Our future success in China will depend on our ability to be successful in this pilot agreement, the willingness of PSRB to outsource additional ATMs to us or other banks’ willingness to outsource ATMs to us and our ability to take over, install and operate additional ATMs. While we believe that we have the proper resources and skills in place to be successful, there can be no assurance that we will be successful in the pilot agreement or that we will be successful in our ability to take over existing ATMs or install new ATMs as expected by PSRB or others. Start up costs for this joint venture have been expensed as incurred.
Prepaid Processing Segment — We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific; money transfer services to customers from the U.S. to destinations in Latin America; and bill payment services to customers in the U.S., U.K. and Poland. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
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
In mature markets, such as the U.K., Australia, Spain and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor, we are likely to cease experiencing the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the reduction of commissions and margins paid by mobile operators, as well as retailer churn. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Growth in our money transfer and bill payment services business, Euronet Payments & Remittance, will be driven by the continuation of global worker migration patterns, our ability to manage rapid growth, our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally, and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. While we are currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. We are focusing on increasing our sending locations in existing licensed states and obtaining licenses to operate in other key states. We have expanded these operations from the original three states into twelve additional states. We also have eight other states where we are preparing to introduce these services and five additional states where licenses are pending approval. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each market we intend to develop and no assurance can be given that these issues will be resolved.
Software Solutions Segment — Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant capital investment. Additionally, this segment supports our EFT Processing Segment and is a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results. We also recently expanded the Software Solutions Segment with the January 2006 acquisition of Essentis. This acquisition will allow us to offer additional outsourcing and software products to banks. We expect Essentis to incur operating losses for 2006 totaling approximately $1.5 million to $2.0 million.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment revenue for the three- and six-month periods ended June 30, 2006 and 2005 are summarized in the tables below:

	Revenues for the Three				Revenues for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

EFT Processing	$32,418	$26,041	$6,377	24%	$62,286	$49,930	$12,356	25%
Prepaid Processing	114,185	102,480	11,705	11%	225,146	191,861	33,285	17%
Software Solutions	7,762	3,724	4,038	108%	13,916	7,660	6,256	82%

Total	154,365	132,245	22,120	17%	301,348	249,451	51,897	21%

Eliminations	(562)	—	(562)	n/m	(575)	—	(575)	n/m

Total	$153,803	$132,245	$21,558	16%	$300,773	$249,451	$51,322	21%

	Operating Income for the				Operating Income for the
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	Amount	Percent	2006	2005 (1)	Amount	Percent

EFT Processing	$7,991	$6,254	$1,737	28%	$15,420	$11,833	$3,587	30%
Prep aid Processing	8,121	8,336	(215)	(3%)	17,081	16,172	909	6%
Software Solutions	1,366	779	587	75%	1,731	1,657	74	4%

Total	17,478	15,369	2,109	14%	34,232	29,662	4,570	15%

Corporate services	(4,768)	(4,102)	(666)	16%	(9,194)	(7,928)	(1,266)	16%
Eliminations and other	(462)	—	(462)	n/m	(462)	—	(462)	n/m

Total	$12,248	$11,267	$981	9%	$24,576	$21,734	$2,842	13%

n/m — Not meaningful.

(1)	As discussed in the Notes to the Unaudited Consolidated Financial Statements, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. We elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the Unaudited Consolidated Financial Statements for further discussion.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 for our EFT Processing Segment:

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$32,418	$26,041	$6,377	24%	$62,286	$49,930	$12,356	25%

Operating expenses:
Direct operating costs	13,591	10,756	2,835	26%	26,017	21,590	4,427	21%
Salaries and benefits	4,983	4,169	814	20%	9,297	7,872	1,425	18%
Selling, general and administrative	2,835	2,447	388	16%	5,589	3,755	1,834	49%
Depreciation and amortization	3,018	2,415	603	25%	5,963	4,880	1,083	22%

Total operating expenses	24,427	19,787	4,640	23%	46,866	38,097	8,769	23%

Operating income	$7,991	$6,254	$1,737	28%	$15,420	$11,833	$3,587	30%

Transactions processed (millions)	113.6	86.8	26.8	31%	216.7	164.1	52.6	32%
ATMs as of June 30	7,866	6,565	1,301	20%	7,866	6,565	1,301	20%
Average ATMs	7,766	6,491	1,275	20%	7,580	6,266	1,314	21%
Revenues
Our revenue for the first half of 2006 increased when compared to the first half of 2005 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed. Additionally, the first quarter 2006 includes the results of Instreamline and Europlanet. Instreamline was acquired in October 2005 and provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions; one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia.
Revenue per average ATM was $4,174 for the second quarter and $8,217 for the first half of 2006, compared to $4,012 for the second quarter and $7,968 for the first half of 2005. Revenue per transaction was $0.29 for both the second quarter and first half of 2006, compared to $0.30 for both the second quarter and first half of 2005. The slight decrease in revenue per transaction is mainly the result of the shift from owning ATMs to managing them under outsourcing agreements. Under outsourcing agreements, we primarily earn revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements has provided, and will continue to provide, higher marginal returns on investment. While expansion of our network of owned ATMs is not one of our strategic initiatives, if opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.
Of total segment revenue for the first half of 2006, 26% was from ATMs we owned and 74% was from outsourcing services, compared to 30% and 70%, respectively, for the first half of 2005.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses.
The increase in direct operating cost for the first half of 2006, compared to the first half of 2005, is attributed to the increase in the number of ATMs under operation. Direct operating costs as a percentage of revenues decreased to 42% for the first half of 2006, compared to 43% for the first half of 2005. This reduction resulted from operating a greater percentage of outsourced ATMs, for which direct costs per

ATM, and on a per transaction basis, are lower than the existing installed base of ATMs, together with leveraging the fixed and semi-fixed data center costs.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $18.8 million for the second quarter and $36.3 million for the first half of 2006, from $15.3 million for the second quarter and $28.3 million for the first half of 2005. Of total segment gross margin for the first half of 2006, approximately 22% was from ATMs we owned and 78% was from outsourcing services, compared to 28% and 72%, respectively, for the first half of 2005.
Gross margin per average ATM was $4,785 for the first half of 2006, compared to $4,523 for the first half of 2005. The increase in gross margin per average ATM is largely the result of increasing transactions for owned ATMs and related fees from the installed ATM base, together with the leveraged effect of adding additional ATM outsourcing revenues and profits to a direct cost structure that is more fixed than variable with transactional volume. Gross margin per transaction was $0.17 for both the second quarter and first half of 2006, compared to $0.18 for the second quarter and $0.17 for the first half of 2005.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2006, compared to the second quarter and first half 2005 is primarily due to the acquisition of Instreamline and, Europlanet, staffing costs to expand in emerging markets such as India, China and new European markets, and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward, decreasing to 15% for both the second quarter and first half of 2006, compared to 16% for both the second quarter and first half of 2005. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses for the second quarter and first half of 2006, compared to the second quarter and first half of 2005 is also due primarily to the acquisitions of Instreamline and Europlanet and staffing-related costs to expand in emerging markets such as India, China and new European markets. As a percentage of revenue, these costs were 9% of revenue for the second quarter and first half of 2006, compared to 9% of revenue for the second quarter and 8% for the first half of 2005. Offsetting these costs for the first half of 2005 was $0.5 million for an insurance recovery. This insurance recovery related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. Adjusting for this recovery, selling, general and administrative expenses as a percentage of revenue for the first half of 2005 would have been 9%.
Depreciation and amortization
The increase in depreciation and amortization expense for the first half of 2006, compared to the first half of 2005 is due primarily due to depreciation and intangible amortization related to the acquisitions of Instreamline and, to a lesser extent, Europlanet, as well as depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in India. As a percentage of revenue, these expenses were flat at 9% of revenue for both the second quarter 2006 and 2005, and 10% of revenue for both the first half of 2006 and 2005. Approximately $0.6 million of depreciation and amortization for the first half of 2006 represents amortization of acquired intangible assets related to the acquisitions of Instreamline and Europlanet.
Operating income
The increase in operating income for the segment is generally the result of increased revenue and the related gross margins from new ATM outsourcing and network participation agreements and the impact of the acquisitions of Instreamline and Europlanet, combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 25% for both the second quarter and first half of 2006, compared to 24% for the both the second quarter and first half of 2005.
Operating income per transaction was unchanged at $0.07 for all periods. Operating income per average ATM was $1,029 for the second quarter and $2,034 for the first half of 2006, compared to $963 for the second quarter and $1,888 for the first half of 2005. The continuing increase in operating income per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under outsourcing agreements rather than ownership arrangements. Additionally, the increase in operating income per transaction and per ATM is due to the results of Instreamline and Europlanet, which have substantial non-ATM card-processing operations. Partially offsetting these increases, operating income includes a loss of $0.3 million for the second quarter and $0.9 million for the first half of 2006 related to our 75% owned joint venture in China. We expect to generate total operating losses in China for 2006 of approximately $1.5 million to $2.0 million as we continue to focus on expansion in this market.

PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 for our Prepaid Processing Segment:

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$114,185	$102,480	$11,705	11%	$225,146	$191,861	$33,285	17%

Operating expenses:
Direct operating costs	91,770	81,053	10,717	13%	180,257	152,332	27,925	18%
Salaries and benefits	6,205	6,030	175	3%	12,489	10,933	1,556	14%
Selling, general and administrative	4,537	4,105	432	11%	8,383	7,225	1,158	16%
Depreciation and amortization	3,552	2,956	596	20%	6,936	5,199	1,737	33%

Total operating expenses	106,064	94,144	11,920	13%	208,065	175,689	32,376	18%

Operating income	$8,121	$8,336	$(215)	(3%)	$17,081	$16,172	$909	6%

Transactions processed (millions)	107.8	86.2	21.6	25%	204.2	153.4	50.8	33%
Revenues
The increase in revenues for the second quarter and first half of 2006, compared to the second quarter and first half of 2005 was generally attributable to the increase in total transactions processed, in part as a result of the full year effects of 2005 acquisitions. Transaction growth also reflects growth from existing operations and from our subsidiaries subsequent to the date of acquisition. In mature markets, such as the U.K. and Australia, our revenue growth has slowed substantially because conversion from scratch cards to electronic top-up is approaching completion and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2006 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up, from additional products sold over the base of prepaid processing terminals and, possibly, acquisitions.
Revenue per transaction was $1.06 for the second quarter and $1.10 for the first half of 2006, compared to $1.19 for the second quarter and $1.25 for the first half of 2005. The decrease in revenue per transaction is due primarily to the four following reasons: i) On a year-to-date basis, approximately 25% of the decrease is due to the impact of differences in foreign currency exchange rates on the first quarter 2006 as compared to the first quarter 2005. These foreign currency exchange rate fluctuations affect the amount of revenues recorded without having any impact on the number of transactions processed. Differences in foreign currency exchange rates were smaller during the second quarter 2006 compared to the second quarter 2005 and, therefore, had a minor impact on the comparisons between these two quarters; ii) The largest portion of the decrease in revenue per transaction on a year-to-date basis results from the growth in revenues and transactions recorded by our ATX subsidiary, which was acquired at the end of the first quarter 2005. ATX provides only transaction processing services without direct costs and other operating costs associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with virtually no cost. Transaction volumes at ATX have increased by approximately 400% for the first half of 2006, compared to the first half of 2005, and have increased approximately 280% for the second quarter 2006, compared to the second quarter 2005. For the first half of 2006, ATX transaction volumes accounted for approximately 12% of all transaction volume for the Prepaid Processing Segment, compared to 4% for the first half of 2005; iii) A portion of the decrease is also due to our expansion into markets such as Germany and Poland where we earn less revenue per transaction but are able to keep a greater percentage of the commission, thus having little, if any, impact on gross margin; and iv) The decrease between the second quarter 2006 and the second quarter 2005 was also due to the May 2006 expiration of preferential commission arrangements with a Spanish mobile operator. When we acquired our Spanish prepaid subsidiaries, we entered into agreements through May 2006 with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. The preferential commission arrangements expired in May 2006 and were not extended. Although we were able to pass through our reduction in commission to the retailers under our contracts with them by paying a lower distribution commission, we chose to only pass through a portion of the reduction to guard against the loss of retailers. Accordingly, our revenues and margins in the second quarter 2006 were reduced by approximately $1.1 million by this reduction in commission. However, during the quarter, we commenced distribution of prepaid time from the two other mobile operators in Spain and expect commissions from the sale of that prepaid time to partially offset this reduction. Moreover, we will continue to evaluate opportunities to pass through additional reductions to retailers as determined appropriate in the competitive circumstances. Since the reduction in commission rates in Spain impacted only May and June 2006, the impact on the first half of 2006 compared to the first half of 2005 was not as significant.
Partially offsetting the decreases described above for both the second quarter and first half of 2006, compared to the same periods during 2005, were the growth in both volumes and revenues related to our US Prepaid subsidiary, Payspot. Revenue per transaction for Payspot is generally higher than most of our other Prepaid Processing subsidiaries.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed over the prior year. Direct costs as a percentage of revenue are slightly higher in our mature markets, such as the U.K. and Australia and have increased in our Spanish market as a result of the expiration of preferential commission arrangements described above. These higher costs have been partially offset during the second quarter and first half of 2006 by lower direct costs as a percentage of revenue in other markets and by ATX. As discussed above, ATX is a transaction processor, with very few direct costs and, accordingly, a high gross margin percentage.
Gross margin
Gross margin, which represents revenue less direct costs, was $22.4 million for the second quarter and $44.9 million for the first half of 2006, compared to $21.4 million for the second quarter and $39.5 million for the first half of 2005. Gross margin per transaction was $0.21 for the second quarter and $0.22 for the first half of 2006, compared to $0.25 per transaction for the second quarter and $0.26 for the first half of 2005. Gross margin as a percentage of revenue was 20% for both the second quarter and first half of 2006, compared to 21% for both the second quarter and first half of 2005. The reduction in gross margin per transaction is primarily due to lower margins in mature markets, primarily the U.K., and the impact of the expiration of preferential commission arrangements in Spain discussed above. Our Spanish subsidiaries, due to competitive circumstances, chose to only pass a portion of the reduction in commission through to retailers and absorbed a majority of this reduction. This resulted in reduced gross margin and operating income of $1.1 million for the second quarter 2006, compared to the second quarter 2005. These reduced margins in Spain and in our mature markets, such as the U.K. and Australia, have been partially offset by increased transactions in markets with higher margins, such as Poland, Germany and the U.S.
Salaries and benefits
The increase in salaries and benefits generally is the result of the full year effects of 2005 acquisitions. Salaries and benefits have decreased slightly as a percentage of revenue to 5.4% for the second quarter and 5.5% for the first half of 2006, compared to 5.9% for the second quarter and 5.7% for the first half of 2005. Salaries and benefits expense for the first half of 2006 includes an increase of approximately $0.8 million, or 0.4% of revenues, incurred in connection with Euronet Payments & Remittance, our money transfer and bill payment subsidiary established during the second quarter 2005. The decrease in salaries and benefits as a percentage of revenue reflects our growing leverage and scalability in our markets.
Selling, general and administrative
The increase in selling, general and administrative expenses generally is the result of the full year effects of 2005 acquisitions. Selling, general and administrative expenses were 4.0% of revenue for both the second quarter 2006 and 2005 and were 3.7% for the first half of 2006, compared to 3.8% for the first half of 2005. Selling, general and administrative expenses for the first half of 2006 includes an increase of approximately $0.6 million incurred in connection with Euronet Payments & Remittance, which was established during the second quarter 2005.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. As a percentage of revenues, depreciation and amortization was 3.1% for both the second quarter and first half of 2006, compared to 2.9% for the second quarter and 2.7% for the first half of 2005. A portion of this increase in depreciation and amortization as a percentage of revenue is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S., Spain and Poland, some of which were acquired or established during 2005, because each of these entities owns a majority of its POS terminals. Additionally, this increase includes the full year effects of amortization of intangible assets recorded in connection with 2005 acquisitions.
Operating income
The decrease in operating income for the second quarter and first half of 2006, compared to the same periods of 2005, is due to $0.4 million and $1.0 million, respectively, in increased operating losses related to Euronet Payments & Remittance, which was acquired in the second quarter 2005. Also, as discussed above, the second quarter and first half of 2006 includes approximately $1.1 million in reduced operating income resulting from the expiration of preferential commission arrangements in Spain. Exclusive of these losses, the improvement in operating income for the second quarter and first half of 2006, over the second quarter and first half of 2005, was due to the growth in revenues and transactions processed, together with contributions from our 2005 acquisitions. Operating income as a percentage of revenues decreased to 7.1% for the second quarter and 7.6% for the first half of 2006, from 8.1% for the second quarter and 8.4% for the first half of 2005. Operating income per transaction decreased to $0.08 for both the second quarter and first half of 2006, from $0.10 in the second quarter and $0.11 for the first half of 2005. As discussed under “gross margin” above, these decreases in operating income as a percentage of revenue and per transaction are the result of lower margins in mature markets, primarily the U.K., the impact of the expiration of preferential commission arrangements in Spain and our continued investments in money transfer and bill payment products.
SOFTWARE SOLUTIONS SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 for the Software Solutions Segment:

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$7,762	$3,724	$4,038	108%	$13,916	$7,660	$6,256	82%

Operating expenses:
Direct operating costs	400	348	52	15%	840	607	233	38%
Salaries and benefits	4,458	2,152	2,306	107%	8,382	4,279	4,103	96%
Selling, general and administrative	1,090	186	904	486%	2,068	576	1,492	259%
Depreciation and amortization	448	259	189	73%	895	541	354	65%

Total operating expenses	6,396	2,945	3,451	117%	12,185	6,003	6,182	103%

Operating income	$1,366	$779	$587	75%	$1,731	$1,657	$74	4%

Revenues, operating expenses and operating income
The improvement in Software revenues for the second quarter and first half of 2006 is due to the contributions of Euronet Essentis (“Essentis”), which was acquired in January 2006. Approximately $0.4 million of the revenue recognized during the second quarter 2006 was for work performed during the first quarter 2006, but was not recognized as revenue due to the absence of a formal agreement between Essentis and the customer. During the second quarter 2006, Essentis formalized agreements with all customers and, accordingly, recognized all associated deferred revenue. The increase in operating expenses for the second quarter and first half of 2006, compared to the second quarter and first half of 2005 is primarily the result of the acquisition of Essentis. Essentis contributed $3.9 million in revenue and $3.2 million in operating expenses for the second quarter 2006, and $6.6 million in revenue and $6.1 million in operating expenses for the first half of 2006.
The increase in operating income for the second quarter 2006 compared to the second quarter 2005 was primarily the result of Essentis formalizing contracts with customers, as well as increased revenue from license and services in the second quarter 2006.
Software sales backlog
As of June 30, 2006, we had a contract backlog of approximately $9.4 million, compared to approximately $3.8 million as of June 30, 2005. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be complete. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenue associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed within one year or that we will be able to recognize the related revenue within the one-year period.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2006 and 2005 for Corporate Services:

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	Amount	Percent	2006	2005 (1)	Amount	Percent

Salaries and benefits	$3,808	$2,628	$1,180	45%	$7,320	$5,099	$2,221	44%
Selling, general and administrative	915	1,459	(544)	(37%)	1,786	2,779	(993)	(36%)
Depreciation and amortization	45	15	30	200%	88	50	38	76%

Total operating expenses	$4,768	$4,102	$666	16%	$9,194	$7,928	$1,266	16%

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense. As a result of the adjustment, an additional $1.3 million and $2.5 million in expense related to stock options was included in salaries and benefits for the second quarter and first half of 2005, respectively, in the table above.
Corporate operating expenses
The increase in salaries and benefits expense for Corporate Services is primarily attributable to additional expense recorded for share-based compensation in the second quarter and first half of 2006 compared to the second quarter and first half of 2005. Share-based compensation expense increased to $1.9 million for the second quarter and $3.8 million for the first half of 2006, compared to $1.3 million for the second quarter and $2.7 million for the first half of 2005. The first half 2006 share-based compensation expense is comprised of $2.0 million related to the unvested portion of stock options granted prior to 2005 and $1.8 million for restricted stock awards primarily granted during 2005 and 2006. The first half 2005 share-based compensation expense is mainly the result of the adjustment for stock option expense discussed above. The increase of $1.1 million in share-based compensation expense for the first half of 2006 compared to the first half of 2005 is due mainly to: i) $0.7 million in additional expense due to changes in the accounting treatment for performance-based restricted stock awards that require expense to be recognized over a “graded” attribution schedule, rather than a “straight-line” attribution schedule, resulting in more expense in the early years of an award; and ii) $0.4 million in increased expense due to awards to additional employees throughout our existing businesses resulting from acquisitions and overall Company growth. The remaining increase in salaries and benefits expense is due to incremental expense from overall Company growth.
The decrease in selling, general and administrative expenses for the second quarter and first half of 2006, compared to the second quarter and first half of 2005 is due to lower professional fees and other expenses associated with acquisition analysis during the second quarter and first half of 2006 compared to the second quarter and first half of 2005.

OTHER INCOME (EXPENSE)

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Interest income	$3,387	$1,105	$2,282	207%	$6,109	$2,312	$3,797	164%
Interest expense	(3,656)	(1,617)	2,039	126%	(7,253)	(3,205)	4,048	126%
Income from unconsolidated affiliates	187	407	(220)	(54%)	358	652	(294)	(45%)
Foreign currency exchange gain (loss), net	2,772	(4,715)	7,487	n/m	4,330	(7,557)	11,887	n/m

Total other income (expense)	$2,690	$(4,820)			$3,544	$(7,798)

n/m - not meaningful
Interest income
Interest income for 2006 increased over 2005 mainly as a result of interest earned on the unused proceeds from the $175 million October 2005 convertible debt issuance and cash generated from operations.
Interest expense
Interest expense for 2006 increased over 2005 primarily due to the October 2005 issuance of $175 million in convertible debt. However, due to the relatively low rates of interest we pay on our convertible debt, our weighted average interest rate was approximately 4% for both 2006 and 2005.
Net foreign exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of our subsidiaries give rise to foreign exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The foreign exchange gain or loss recorded is a result of the impact of fluctuations in foreign exchange rates on the recorded value of these assets and liabilities. We attempt to match local currency receivables and payables, thereby minimizing exposure to foreign currency fluctuations. Throughout the first half of 2006, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, as compared to the first half of 2005, during which time the U.S. dollar strengthened against these currencies.

INCOME TAX EXPENSE

	Results for the Three		Results for the Six
	Months Ended June 30,		Months Ended June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Income before income taxes and minority interest	$14,938	$6,447	$28,120	$13,936
Minority interest	(212)	(313)	(473)	(401)

Income before income taxes	14,726	6,134	27,647	13,535

Income tax expense	3,599	3,471	7,169	7,301

Net income	$11,127	$2,663	$20,478	$6,234

Effective income tax rate	24%	57%	26%	54%

Income before income taxes	$14,726	$6,134	$27,647	$13,535
Adjust: Foreign exchange gain (loss), net	2,772	(4,715)	4,330	(7,557)

Income before income taxes and foreign exchange gain (loss), net	$11,954	$10,849	$23,317	$21,092

Effective income tax rate, excluding foreign exchange gain (loss), net	30%	32%	31%	35%

Since we are in a net operating loss position for our U.S. operations and, accordingly have valuation allowances to reserve for net deferred tax assets, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. Therefore, whereas we did not record a tax benefit for foreign exchange losses incurred by our U.S. operations during the six-month period ended June 30, 2005, the effective tax rate for the current year period is comparatively lower because tax expense was not recorded on foreign exchange gains earned by our U.S. operations. This improvement is offset in part by increases in share-based compensation expense incurred for U.S. personnel, for which we are unable to record a tax benefit due to our U.S. net operating loss position.
The decrease in the effective tax rates, excluding foreign currency gains and losses, for the first half of 2006, compared to the first half of 2005 was largely attributable to the increased profitability of individual companies located in lower than average tax rate jurisdictions, particularly Hungary, Poland, Serbia, and Romania.
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
Net income
We recorded net income of $11.1 million for the second quarter and $20.5 million for the first half 2006, compared to $2.7 million for the second quarter and $6.2 million for the first half of 2005. As more fully discussed above, the increase of $14.3 million for the first half of 2006 over the first half of 2005 was primarily the result of improvement in the amount of foreign exchange gain/loss recorded of $11.9 million and an increase in operating income of $2.8 million. These improvements in net income were partially offset by a decrease in equity from unconsolidated subsidiaries of $0.3 million and an increase in net interest expense of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2006, we had working capital, which is the difference between total current assets and total current liabilities, of $223.3 million, compared to working capital of $181.6 million as of December 31, 2005. Our ratio of current assets to current liabilities was 1.73 at June 30, 2006, compared to 1.55 as of December 31, 2005. This improvement is primarily due to the first quarter 2006 operating cash flows, without significant investments in acquisitions or purchases of property and equipment during the quarter. Working capital is also impacted by changes in foreign currency exchange rates as further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Operating cash flows
Cash flows provided by operating activities decreased to 15.6 million for the first half of 2006, compared to $20.2 million for the first half of 2005. The $4.6 million decrease from 2005 is due primarily increases in cash flows from normal operations, offset by fluctuations in working capital associated with the timing of the settlement process with the mobile operators in our Prepaid Processing Segment subsidiaries.
Investing activity cash flow
Cash flows used in investing activities were $14.0 million for the first half of 2006, compared to $108.1 million for the first half of 2005. The decrease in investing activities is primarily related to reduced acquisitions in 2006. Our investing activities for the first half of 2006 consist of $1.8 million in cash paid related to the acquisition of Essentis, $0.9 million of which represents cash paid in settlement of assumed liabilities, and $0.5 million in dividends to the former owners of Europlanet related to their share of 2005 results. Additionally, cash outflows for purchases of property and equipment and other investing activities totaled $11.7 million. Our investing activities for the first half of 2005 were $99.4 million in aggregate for the acquisition of Telerecarga, Movilcarga, ATX, TelecommUSA and Europlanet, as well as the earn-out payment to the former owners of Transact. Our fixed asset purchases and other investing activities for the first half of 2005 totaled $8.7 million.
Financing activity cash flows
Cash flows provided by financing activities were $8.9 million for the first half of 2006, compared to $17.1 million for the first half of 2005. Our financing activities for the first half of 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchases of $11.7 million, partially offset by payments on capital lease obligations totaling $3.1 million. Financing activity for the first half of 2005 include proceeds from borrowings of $15.2 million, proceeds from the exercise of stock options and employee share purchases of $5.4 million, partially offset by repayments of obligations under short-term borrowings and capital leases totaling $2.8 million. The increase in proceeds from the exercise of stock options during the first half of 2006 compared to the first half of 2005 was due to the exercise of a number of stock options during the first quarter 2006 that were nearing the end of their ten year expiration, combined with the impact of our Common Stock trading at or near historical highs.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Convertible debt — We have $315 million in convertible debt, consisting of two issuances. The first issuance represents $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 having an interest rate of 1.625% and convertible into a total of 4.2 million shares of Euronet Common Stock. The debentures may not be redeemed for five years but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. The second issuance represents $175 million in principal amount of 3.50% Convertible Debentures Due 2025 having an annual interest rate of 3.50% and convertible into a total of 4.3 million shares of Euronet Common Stock. The debentures may not be redeemed for seven years but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
Revolving credit agreements — As discussed in more detail in Note 7 — Debt Obligations to the unaudited consolidated financial statements, during the second quarter 2006 we amended our October 2004, $50 million revolving credit agreement to extend the maturity date to May 26, 2009, established a new credit facility in India and expand the participating financial institutions from one to three. The amended and new agreements allow the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. The borrowings under the agreements may be used to refinance debt, for working capital needs, for permitted acquisitions and for other general corporate purposes. The agreements place certain restrictions on the use of the facility to finance investments in, or operations of, “money services businesses” such as those engaged in money transfer activities. As disclosed in Note 7 — Debt Obligations to the unaudited consolidated financial statements, certain of our subsidiaries have pledged all or a portion of their share capital as security for borrowings under the agreements.
As of June 30, 2006, we have borrowings of $6.7 million and stand-by letters of credit totaling $5.6 million outstanding against the revolving credit agreements; the remaining $37.7 million ($52.7 million remaining if we elect to increase the facility to $65 million) was available for borrowing. Borrowings under these agreements are being used to fund short-term working capital requirements in Spain,

Germany and India. We also have borrowings of $2.6 million at Euronet Card Services Greece (formerly Instreamline) recorded as long-term obligations.
Short-term debt obligations — Short-term debt obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of June 30, 2006, we had $12.8 million in short-term debt obligations borrowed by our subsidiaries in Greece, India, Spain and the Czech Republic. These borrowings are being used to fund short-term working capital requirements.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of June 30, 2006, we had $1.7 million recorded under these arrangements.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Other uses of capital
Payment obligations related to acquisitions — As provided in our asset purchase agreement with the sellers of the assets of Dynamic Telecom, during the first half of 2006, we issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of an earn-out obligation that was based on the achievement of certain performance criteria.
We also have other potential contingent obligations estimated to total between $8.0 million and $12.0 million to the former owners of the net assets of Movilcarga. This obligation has not been recorded in the accompanying consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt.
Leases — We lease ATMs and other property and equipment under capital lease arrangements that expire between 2006 and 2011. The leases bear interest between 2.5% and 12.5% per year. As of June 30, 2006, we owed $19.9 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs — Total capital expenditures for the first half of 2006 were $12.1 million, of which $1.2 million were funded through capital leases. We expect total capital expenditures to be approximately $30 million to $35 million for the full year 2006, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software. We expect approximately $15.0 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
In the Prepaid Processing Segment, approximately 81,000 of the more than 259,000 POS devices that we operate are Company owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro-chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $4.4 million.

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
Other trends and uncertainties
Euronet Payments & Remittance — During 2005 we acquired TelecommUSA, now Euronet Payments & Remittance. In connection with the expected future expansion of our card-based money transfer and bill payment product through our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. Through June 30, 2006, we have incurred approximately $0.1 million in costs for this expansion, and expect to incur approximately $0.4 million over the next 12-18 months, most of which has been or will be capitalized and amortized over the assets’ estimated useful lives. We also expect to incur total operating expenses of approximately $2.0 million to $2.5 million during 2006 related to our money transfer and bill payment business. During the second quarter 2006, the money transfer and bill payment business’ operating expenses exceeded revenues by $0.6 million. These losses may increase as we begin expanding the money transfer and bill payment products domestically and internationally.
EFT Processing Segment expansion in China — In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”) a financial institution located and organized in China. Under the pilot agreement we have agreed to deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. During the first half of 2006, we successfully deployed 58 ATMs and we expect the remaining ATMs to become operational during the third quarter 2006. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs, at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. During 2006, before consideration of minority interest, we expect the joint venture to incur total operating losses of approximately $1.5 million to $2.0 million.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2006, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of June 30, 2006.

BALANCE SHEET ITEMS
Cash and cash equivalents
Cash and cash equivalents increased to $232.7 million at June 30, 2006 from $219.9 million at December 31, 2005. This increase is due to cash flows from operating activities of $15.6 million, cash flows from financing activities of $8.9 million and the effect of exchange differences on cash of $2.2 million, offset by cash used for investing activities of $14.0 million. Cash flows used in investing activities primarily represent purchases of property and equipment, the acquisition of Essentis and additional payments to the former owners of Europlanet. Cash flows from financing activities primarily represent proceeds from the exercise of stock options and employee share purchases, offset by repayments on capital lease obligations. For more information, see the Unaudited Consolidated Statement of Cash Flows for the six-month period ended June 30, 2006.
Restricted cash
Restricted cash increased to $87.4 million at June 30, 2006 from $73.9 million at December 31, 2005, and primarily represents $74.2 million held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment subsidiaries on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities and can fluctuate significantly based on the timing of the settlement process for our Prepaid Processing Segment subsidiaries. The remaining balances of restricted cash represent primarily collateral on bank guarantees and ATM network cash.
Inventory — PINs and other
Inventory — PINs and other increased to $32.6 million at June 30, 2006 from $25.6 million at December 31, 2005. Inventory — PINs and other includes prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment, primarily in the U.S., Poland, Australia and New Zealand, and to a lesser extent, the U.K. and Germany. This category also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The increase from December 31, 2005 is primarily the result of our Prepaid Processing subsidiary in Australia holding $7.9 million in PIN inventory as of June 30, 2006 in connection with a mobile operator’s change from a “consignment” practice to a “billable-with-terms” practice during the second quarter 2006. This increase was partially offset by net decreases of $0.9 million across our other Prepaid Processing subsidiaries. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivable decreased to $148.8 million at June 30, 2006 from $166.5 million at December 31, 2005. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold in connection with the growing Prepaid Processing Segment. Generally, these balances are collected and remitted to the mobile operators within two weeks. The June 30, 2006 balance includes $3.1 million in accounts receivable related to Essentis, which was acquired during January 2006. The remaining decrease is primarily due to the timing of the settlement process with mobile operators for our Prepaid Processing Segment subsidiaries, as well as the impact of seasonality.
Prepaid expenses and other current assets
Prepaid expenses and other current assets increased to $26.4 million as of June 30, 2006 from $21.2 million as of December 31, 2005. The June 30, 2006 balance includes $1.0 million related to Essentis, which was acquired in January 2006. The remaining increase in this balance is primarily the result of the timing of prepaid expenses across all of our operations. The largest component of this balance is amounts recorded for our net Value Added Tax (“VAT”) receivable related to certain European subsidiaries. The balance of net VAT receivable as of June 30, 2006 was $13.8 million, compared to $14.1 million as of December 31, 2005.
Net property and equipment
Net property and equipment increased to $50.1 million as of June 30, 2006 from $44.9 million as of December 31, 2005. Of this $5.2 million increase, $2.4 million is due to the acquisition of Essentis in January 2006 and the identification of assets under capital lease arrangements at Instreamline. Capital additions were $12.1 million during the first half of 2006, $1.2 million of which were funded through capital leases. The majority of the capital additions were ATMs in Poland, Germany and India; POS terminals in the U.S., Germany and the U.K.; and additions of computer equipment and software for our processing centers in Budapest, Hungary and Munich, Germany. Offsetting these increases, was depreciation and amortization expense of $9.2 million and net disposals of property and equipment of $0.4 million during the first half of 2006. The remaining increase of $0.5 million increase was due to the impact of fluctuations in exchange rates relative to the U.S. dollar during the first half of 2006.

Goodwill and intangible assets
Net intangible assets and goodwill increased to $324.7 million as of June 30, 2006 from $317.9 million as of December 31, 2005 due primarily to the acquisition of Essentis and the earn-out for the Dynamic Telecom acquisition finalized during the first half of 2006. The following table summarizes the activity for the six-month period ended June 30, 2006:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
Acquisition of Essentis	2,467	—	2,467
Earn-out payment related to Dynamic Telecom acquisition	—	4,126	4,126
Adjustments to other 2005 acquisitions	232	(611)	(379)
Amortization	(4,134)	—	(4,134)
Other (primarily changes in foreign currency exchange rates)	1,213	3,498	4,711

Balance as of June 30, 2006	$50,502	$274,208	$324,710

Trade accounts payable
Accounts payable decreased to $184.8 million at June 30, 2006 from $202.7 million at December 31, 2005. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. Of this decrease, $4.1 million was due to the timing of settlements for PIN inventory in Poland at the end of 2005, $7.7 million was due to reduced sales activity with a mobile operator in Spain and the remainder was due mainly to the timing of the settlement process with mobile operators, mainly our e-pay subsidiaries in the U.K. and New Zealand.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities increased to $80.9 million at June 30, 2006 from $77.1 million at December 31, 2005. The June 30, 2006 balance includes $2.0 million in additional accruals related to the January 2006 acquisition of Essentis. Offsetting this increase is the inclusion in the December 31, 2005 balance of $3.2 million in accruals for the purchase of the remaining 6.25% ownership share of our subsidiary in India and the remaining 34% of our subsidiary in Serbia, Europlanet, that were settled during the first quarter 2006. The remaining increase of $5.4 million is primarily due the timing of the settlement process with mobile operators in our Prepaid Processing Segment subsidiaries in the U.K., Australia, Poland and New Zealand.
Income taxes payable
Income taxes payable increased to $10.2 million at June 30, 2006 from $8.2 million at December 31, 2005. This increase relates to difference between the timing of accruals for income taxes payable and the related tax payments. The amount of income tax payments that we make in certain jurisdictions is based on our profitability for 2005, while our accruals for income taxes are based on estimated profitability for the current year. Since the profitability of our operations is generally expected to increase for 2006 as compared to 2005, accruals for income taxes exceeded amounts paid during the first half of 2006.
Deferred revenue
Deferred revenue increased to $9.8 million as of June 30, 2006 from $8.0 million as of December 31, 2005. The increase is due to the January 2006 acquisition of Essentis, a U.K.-based software solutions company that sells a leading card issuing and merchant acquiring software package. Deferred revenue generally results from unearned software maintenance that is billed in advance and from reaching contractual billing milestones ahead of earnings recognition for certain agreements. Deferred revenue primarily relates to our Software Solutions Segment and to the EFT Segment where contractual pre-payments are collected from customers in advance of providing services.
Total stockholders’ equity
Total stockholders’ equity increased to $248.0 million at June 30, 2006 from $206.4 million at December 31, 2005. This $41.6 million increase is the result of:
•	$20.5 million in net income for the first half of 2006;

•	$4.1 million in Common Stock issued in settlement of the Dynamic Telecom earn-out;

•	$11.7 million from stock issued under employee stock plans;

•	$3.8 million in share-based compensation; and

•	$1.5 million decrease in accumulated other comprehensive loss.
As discussed in the Notes to the Unaudited Consolidated Financial Statements, we adopted the provisions of SFAS No. 123R on January 1, 2006. We elected to adopt SFAS No. 123R utilizing the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the Unaudited Consolidated Financial Statements for further discussion. These adjustments included an increase of $32.7 million to the January 1, 2006 balance of additional paid-in capital and an offsetting increase of $32.7 million to the January 1, 2006 balance of our accumulated deficit, for the amount of share-based compensation relating to the years 1996 through 2005. Total stockholders’ equity was not impacted by these adjustments.
FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the first half of 2006, 84% of our revenues were generated in non-U.S. dollar countries compared to 86% for the first half of 2005. This slight decrease as compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. We estimate that a 10% depreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $2.8 million decrease. A 10% appreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $2.8 million increase. This effect was estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.
As a result of continued European economic convergence, including the increased influence of the euro as opposed to the U.S. dollar on the Central European currencies, we expect that the currencies of the markets where we invest will fluctuate less against the euro and the British pound than against the U.S. dollar.

We are also exposed to foreign currency exchange rate risk in our money transfer subsidiary, Euronet Payments & Remittance, that was established during the second quarter 2005. This portion of our business is currently insignificant; however, we expect that it will grow rapidly. A majority of this business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.
Interest rate risk
As of June 30, 2006, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $357.0 million, approximately 88% relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 12% of total debt outstanding relates to debt obligations and capitalized leases with fixed payment and interest terms that expire between 2006 and 2011. We also have $50 million in revolving credit facilities that accrue interest at variable rates, which can be increased to $65 million at our option. Should we borrow this full $65 million under the revolving credit facility, in addition to approximately $15.4 million borrowed under other debt arrangements as of June 30, 2006, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.8 million.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
Risks Related to Our Business
We may be required to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.
Our total assets include approximately $324.7 million, or 35% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. If operating results in any of our key markets, including the U.K., Germany, Spain, Australia, New Zealand or the U.S. deteriorate or our plans do not progress as expected when we acquired these entities, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets. Impairment charges would reduce reported earnings for the periods in which they are recorded. This could have a material adverse effect on our results of operations and financial condition.
An additional 30 million shares of Common Stock was authorized for issuance by stockholders, which could result in additional shares of our Common Stock being issued, potentially diluting equity ownership of current holders and the share price of our Common Stock.
At the May 18, 2006 Annual Meeting of Stockholders, stockholders approved an amendment to our Certificate of Incorporation to increase the aggregate number of shares of Common Stock that we have the authority to issue from sixty million (60,000,000) shares of Common Stock to ninety million (90,000,000) shares of Common Stock. Further, stockholders approved a new equity compensation plan (“2006 Stock Incentive Program”) under which an additional 4 million shares would be reserved.
Although we have no plans or commitments to issue the additional authorized shares of Common Stock, our Board of Directors believes it was necessary to increase the number of shares of our authorized Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs and (iv) for other bona fide purposes. Our Board of Directors may issue the additional authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.
An additional 12.3 million shares of Common Stock, representing 33% of the shares outstanding as of June 30, 2006, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of June 30, 2006, we had an aggregate of 3.2 million options and restricted share awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.3 million options are currently vested, which means they can be exercised at any time. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Additionally, we may be required to issue approximately 0.3 million shares of our Common Stock (based on current prices and estimated earn-out payments) to the former shareholders or owners of the Movilcarga Assets under contingent “earn-out” payments in connection with these acquisitions. The number of shares issued under the earn-outs will depend upon performance of the acquired business and the trading price of our Common Stock at the time we make the earn-out payments. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005.

Accordingly, approximately 12.3 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.2 million total options and restricted share awards outstanding, an aggregate of 1.3 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 18, 2006. A total of 33,944,927, or 92.0%, of the Company’s shares of Common Stock were present or represented by proxy at the meeting. The five proposals presented below were approved as follows:
Proposal 1 Election of Directors.
The three director nominees, information with respect to whom was set forth in the Proxy Statement, were elected. The vote with respect to the election of these directors was as follows:

Director	Voted in Favor	Withheld
Thomas A. McDonnell	22,558,109	11,386,818
Paul S. Althasen	32,433,645	1,511,282
Daniel R. Henry	32,632,986	1,311,941
Other directors whose terms continued after the meeting for the periods indicated in the Proxy materials filed for the annual meeting are Michael J. Brown, M. Jeannine Strandjord, Andrew B. Schmitt, Andrzej Olechowski and Eriberto Scocimara.
Proposal 2 Amendment of Euronet’s Certificate of Incorporation.
The amendment of Euronet’s certificate of incorporation, to increase the authorized Common Stock of Euronet, par value $0.02 per share, from 60 million shares to 90 million shares was approved. The vote with respect to the approval of this proposal was as follows:

For	Against	Abstain	Non-Vote
32,803,510	1,125,377	16,040	—
Proposal 3 Approval of the Euronet 2006 Stock Incentive Plan.
The Euronet 2006 Stock Incentive Plan was approved in accordance with the following vote:

For	Against	Abstain	Non-Vote
19,791,763	10,144,659	27,884	3,980,621
Proposal 4 Approval of the Euronet Executive Annual Incentive Plan.
The Euronet Executive Annual Incentive Plan was approved in accordance with the following vote:

For	Against	Abstain	Non-Vote
31,694,030	2,214,822	36,075	—
Proposal 5 Ratification of the appointment of KPMG as Euronet’s auditors for the year ending December 31, 2006.
The appointment of KPMG as Euronet’s auditors for the year ending December 31, 2006 was ratified in accordance with the following vote:

For	Against	Abstain	Non-Vote
33,817,416	110,205	17,306	—

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 4, 2006

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1	Amendment No. 7 dated November 17, 2005 to $10,000,000 U.S. Credit Agreement dated October 25, 2004 among us, Payspot, Inc., Euronet USA, Inc., Call Processing, Inc. and TelecommUSA, Inc. (as Borrowers) and Bank of America, N.A. (as Lender)

10.2	Amendment No. 8 dated November 17, 2005 to the $40,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among us, e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America N.A. (as Lender)

10.3	Amendment No. 8 dated May 26, 2006 to the $10,000,000 U.S. Credit Agreement dated October 25, 2004 among us, Payspot, Inc., Euronet USA, Inc. and Call Processing, Inc. (as Borrowers) and Bank of America, N.A. (as Lender)

10.4	Amendment No. 9 dated May 26, 2006 to the $30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among us, e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America, N.A. (as Lender)

10.5	Euro/GBP Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America by our U.S. subsidiaries

10.6	Rupee Credit Agreement dated May 26, 2006 among us and Euronet India Pvt. Ltd. (as Borrowers) and Bank of America, N.A. acting through its Mumbai, India branch

10.7	Rupee Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America, N.A. by us

10.8	Form of Employee Restricted Stock Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan

31.1	Section 302 — Certifications of Chief Executive Officer

31.2	Section 302 — Certifications of Chief Financial Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer