Form 10-Q
period 2006-09-30
EURONET WORLDWIDE INC
filed 2006-11-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of the registrant as specified in its charter)

Delaware	74-2806888
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 31, 2006 was 37,281,342 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,
	2006	December 31,
	(unaudited)	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$255,366	$219,932
Restricted cash	88,300	73,942
Inventory — PINs and other	35,253	25,595
Trade accounts receivable, net of allowances for doubtful accounts of $2,651 at September 30, 2006 and $1,995 at December 31, 2005	164,171	166,451
Deferred income taxes, net	3,593	1,812
Prepaid expenses and other current assets	19,490	21,211

Total current assets	566,173	508,943
Property and equipment, net of accumulated depreciation of $83,110 at September 30, 2006 and $66,644 at December 31, 2005	51,648	44,852
Goodwill	274,918	267,195
Acquired intangible assets, net of accumulated amortization of $18,348 at September 30, 2006 and $11,918 at December 31, 2005	48,712	50,724
Deferred income taxes	6,186	6,994
Other assets, net of accumulated amortization of $9,600 at September 30, 2006 and $7,721 at December 31, 2005	16,604	15,644

Total assets	$964,241	$894,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$204,675	$202,655
Accrued expenses and other current liabilities	89,230	77,101
Current portion of capital lease obligations	6,170	5,431
Short-term debt obligations and current maturities of long-term debt obligations	9,232	22,893
Income taxes payable	10,962	8,207
Deferred income taxes	3,180	3,023
Deferred revenue	9,858	8,013

Total current liabilities	333,307	327,323

Debt obligations, net of current portion	321,643	315,000
Capital lease obligations, net of current portion	12,749	12,229
Deferred income taxes	23,766	25,157
Other long-term liabilities	1,631	1,161
Minority interest	7,766	7,129

Total liabilities	700,862	687,999

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. Authorized 90,000,000 shares at September 30, 2006 and 60,000,000 shares at December 31, 2005; issued and outstanding 37,245,861 shares at September 30, 2006 and 35,776,431 at December 31, 2005	746	717
Additional paid-in-capital	334,245	312,025
Treasury stock	(196)	(196)
Subscriptions receivable	—	(124)
Accumulated deficit	(73,893)	(104,787)
Restricted reserve	796	776
Accumulated other comprehensive income (loss)	1,681	(2,058)

Total stockholders’ equity	263,379	206,353

Total liabilities and stockholders’ equity	$964,241	$894,352

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005(1)	2006	2005(1)
Revenues:
EFT Processing	$33,212	$26,315	$95,498	$76,245
Prepaid Processing	121,114	107,669	346,260	299,530
Software Solutions	7,327	3,406	20,668	11,066

Total revenues	161,653	137,390	462,426	386,841

Operating expenses:
Direct operating costs	112,488	95,779	319,602	270,308
Salaries and benefits	18,676	15,086	56,164	43,269
Selling, general and administrative	9,971	8,163	27,684	22,498
Depreciation and amortization	7,388	5,773	21,270	16,443

Total operating expenses	148,523	124,801	424,720	352,518

Operating income	13,130	12,589	37,706	34,323

Other income (expense):
Interest income	3,682	1,013	9,791	3,325
Interest expense	(3,802)	(1,695)	(11,055)	(4,900)
Income from unconsolidated affiliates	197	254	555	906
Foreign exchange gain (loss), net	1,090	854	5,420	(6,703)

Other income (expense), net	1,167	426	4,711	(7,372)

Income before income taxes and minority interest	14,297	13,015	42,417	26,951
Income tax expense	(3,638)	(3,929)	(10,807)	(11,230)
Minority interest	(243)	(182)	(716)	(583)

Net income	10,416	8,904	30,894	15,138
Translation adjustment	2,224	(617)	3,739	(6,199)

Comprehensive income	$12,640	$8,287	$34,633	$8,939

Earnings per share — basic:
Earnings per share	$0.28	$0.25	$0.84	$0.43

Basic weighted average shares outstanding	37,230,518	35,404,949	36,938,652	34,806,093

Earnings per share — diluted (see Note 3):
Earnings per share	$0.26	$0.23	$0.78	$0.41

Diluted weighted average shares outstanding	42,524,973	41,584,931	42,462,863	36,747,479

See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2 — Significant Accounting Policies and Practices, Note 3 — Earnings Per Share and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005 (1)
Net income	$30,894	$15,138

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,270	16,443
Share-based compensation	5,832	3,966
Unrealized foreign exchange (gain) loss, net	(4,841)	4,207
Gain on disposal of property and equipment	(165)	(143)
Deferred income tax expense (benefit)	(3,176)	656
Income assigned to minority interest	716	583
Income from unconsolidated affiliates	(555)	(906)
Amortization of debt issuance expense	1,581	1,005

Changes in working capital, net of amounts acquired:
Income taxes payable	2,916	1,350
Restricted cash	(8,997)	(7,181)
Inventory — PINs and other	(8,793)	(6,867)
Trade accounts receivable	10,945	(27,310)
Prepaid expenses and other current assets	3,318	(9,427)
Trade accounts payable	(10,741)	40,555
Deferred revenue	1,750	(4,786)
Accrued expenses and other current liabilities	9,336	12,067
Other, net	(670)	(97)

Net cash provided by operating activities	50,620	39,253

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,312)	(99,343)
Proceeds from sale of property and equipment	732	389
Purchases of property and equipment	(15,586)	(11,445)
Purchases of other long-term assets	(3,106)	(995)

Net cash used in investing activities	(20,272)	(111,394)

Cash flows from financing activities:
Proceeds from issuance of shares	12,456	7,459
Net borrowings (repayments) on short-term debt obligations and revolving credit agreements	(5,941)	1,039
Repayment of capital lease obligations	(4,639)	(3,983)
Other, net	(196)	(901)

Net cash provided by financing activities	1,680	3,614

Effect of exchange differences on cash	3,406	(2,873)

Increase (decrease) in cash and cash equivalents	35,434	(71,400)
Cash and cash equivalents at beginning of period	219,932	124,198

Cash and cash equivalents at end of period	$255,366	$52,798

Interest paid during the period	$7,366	$3,314
Income taxes paid during the period	8,862	10,183
See accompanying notes to the unaudited consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Basis of presentation
The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and its subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Revenue recognition-EFT Processing
Certain of the Company’s non-cancelable customer contracts provide for the receipt of up-front fees from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services to be provided by the Company. As prescribed in SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” the Company recognizes revenue under these contracts based on proportional performance of services over the term of the contract. This generally results in “straight-line” (i.e. consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment received from the customer.
Share-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For equity classified awards, SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”). The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The Company believes that this method achieves the highest level of clarity and comparability among the presented periods.
As a result of adopting SFAS No. 123R, the Company’s deferred tax assets related to U.S. Federal and state net operating loss carryforwards, reported for U.S. GAAP purposes, and the Company’s deferred tax assets related to deferred compensation, increased by an estimated $8.1 million as of December 31, 2005. This estimate remains preliminary while management completes its analysis. However, since the Company records a valuation allowance for its entire U.S. net deferred tax asset position, upon adoption of SFAS No. 123R, the amount of net deferred tax assets did not, and is not expected to, change. The Company has chosen to use the Black-Scholes pricing model for the determination of fair value for stock option grants. The amount of future compensation expense related to awards of nonvested shares or nonvested share units (restricted stock) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by the Company’s Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with service conditions only is generally recognized as an expense of the Corporate division on a “straight-line” basis over the requisite service period.

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
Recent accounting pronouncements
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” If significant, this issue requires companies to disclose the policy of presenting such taxes in the income statement on either a gross or net basis. The provisions of this issue will be effective for the Company beginning January 1, 2007.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008.
The Company is in the process of determining the effect, if any, that the adoption of the above accounting pronouncements will have on its financial statements.
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflect the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution upon the assumed conversion of the Company’s convertible debentures, options to purchase the Company’s common stock, restricted stock and shares issuable in connection with acquisition obligations. The following table provides a reconciliation of the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding and a reconciliation of net income to earnings available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2006	2005(1)	2006	2005(1)
Basic weighted average shares outstanding	37,230,518	35,404,949	36,938,652	34,806,093
Additional shares from assumed conversion of 1.625% convertible debentures	4,162,950	4,162,950	4,162,950	—
Weighted average shares issuable in connection with acquisition obligations (See Note 4 - Acquisitions)	—	—	48,685	—
Incremental shares from assumed conversion of stock options and restricted stock (1)	1,131,505	2,017,032	1,312,576	1,941,386

Diluted weighted average shares outstanding	42,524,973	41,584,931	42,462,863	36,747,479

Net income	$10,416	$8,904	$30,894	$15,138
Add: interest expense of 1.625% convertible debentures	797	797	2,391	—

Earnings available to common stockholders	$11,213	$9,701	$33,285	$15,138

(1)	As a result of the adoption of SFAS No. 123R, the computation of incremental shares from the assumed conversion of stock options changed. The incremental shares previously reported for the three- and nine-month periods ended September 30, 2005 were 2,438,734 and 2,344,846, respectively.

For the three- and nine-month periods ended September 30, 2006 and 2005, the average market price of Euronet common stock exceeded the exercise price of all stock options outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, initially in December 2009 and October 2012, respectively, or earlier upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three-month periods ended September 30, 2006 and 2005 and for the nine-month period ended September 30, 2006 and, accordingly, the impact has been included in the above computation of diluted weighted average shares outstanding for these periods. The assumed conversion of the 1.625% convertible debentures was anti-dilutive for the nine-month period ended September 30, 2005 and, accordingly, the impact has been excluded from the above computation for the nine-month period ended September 30, 2005. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the three- and nine-month periods ended September 30, 2006 and, accordingly, the impact has been excluded from the above computation of dilutive weighted average shares outstanding. The 3.50% convertible debentures were not outstanding for the three- and nine-month periods ended September 30, 2005.
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
2006 Acquisitions:
Acquisition of Essentis Limited
In January 2006, the Company completed the acquisition of the assets of Essentis Limited (“Essentis”) for approximately $3.0 million, which was comprised of $0.9 million in cash and approximately $2.1 million in assumed liabilities. Essentis is a U.K. company that owns and develops software packages that enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported in the Company’s Software Solutions Segment. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets is preliminary and remains so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the estimated allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date:

	Estimated
(dollar amounts in thousands)	Life	Essentis
Property and equipment	various	$573
Software	5 years	2,467

Assets acquired		$3,040

There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
2005 Acquisitions:
During 2005, the Company completed seven acquisitions for an aggregate purchase price of approximately $119.0 million. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets for certain acquisitions are preliminary and remain so while management completes its valuation of the fair value of the net assets acquired. The following table summarizes the allocation of the purchase price, including $2.9 million paid in prior years for acquisitions accounted for as step acquisitions, to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,841	$3,841
Property and equipment	various	1,415	1,412	2,827
Customer relationships	8 or 9 years	10,295	14,703	24,998
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,144	53,417	95,561

Assets acquired		54,910	77,027	131,937

Current liabilities		—	(687)	(687)
Deferred income tax liability		(3,892)	(5,442)	(9,334)

Net assets acquired		$51,018	$70,898	$121,916

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
Other acquisitions
During 2005, Euronet completed six other acquisitions described below for a total purchase price of $68.0 million, comprised of $39.6 million in cash, 864,131 shares of Euronet Common Stock (including 109,542 shares issued in settlement of contingent payment arrangements discussed below), valued at $23.6 million and $4.8 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.
•	In December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased 6.25% of Euronet Services Private Limited, the Company’s subsidiary in India (“Euronet India”), increasing its share ownership of Euronet India to 100%. Euronet India is included in the Company’s EFT Processing Segment and, since the Company’s ownership share previously exceeded 50%, has been a consolidated subsidiary since inception.

•	In two separate transactions, one in April 2005 and one in December 2005, EFT Services Holding B.V. purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 100%. Europlanet is an ATM and card processor that owns, operates and manages a network of ATMs and POS terminals. Upon obtaining a controlling interest in April 2005, Euronet began consolidating Europlanet’s financial position and results of operations. Euronet’s $0.2 million share of dividends declared prior to acquiring a controlling ownership share of Europlanet was recognized as income from unconsolidated affiliates during 2005.

•	In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides card processing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment. Subsequent to the acquisition, Instreamline was renamed Euronet Card Services Greece.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA, now known as Euronet Payments and Remittance, Inc. (“Euronet Payments & Remittance”), provides money transfer services, primarily to consumers in the U.S. to destinations in Latin America, and bill payment services within the U.S. This acquisition launched the Company’s money transfer and bill payment business.

•	In March 2005, to enhance the Company’s U.S. prepaid processing business, PaySpot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during 2005. Upon the increase in ownership from 10% to 51%, Euronet consolidated ATX’s financial position and results of operations.
In connection with these six acquisitions, $3.5 million in cash remains in escrow, subject to the achievement of certain performance criteria. This cash has been reflected in the purchase price allocation because the Company has determined beyond a reasonable doubt that the performance criteria will be met. During the nine-month period ending September 30, 2006, the Company issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of contingent payment arrangements associated with the Company’s 2005 acquisitions. This settlement was recorded as an increase in goodwill.
Pro Forma results:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three- and nine-month periods ended September 30, 2005, as if the acquisitions described above had occurred January 1, 2005. An adjustment was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, which would have been recorded if the acquisitions had occurred on January 1, 2005. Because the Company’s 2006 acquisition was effective January 1, 2006, there is no pro-forma financial information for 2006. The unaudited pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the unaudited pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro-forma
	Three Months Ended	Nine Months Ended
(amounts in thousands, except per share data)	September 30, 2005	September 30, 2005

Revenues	$142,731	$411,435
Operating income	$11,481	$30,161
Net income	$8,287	$12,090

Per share data:
Earnings per share-basic	$0.23	$0.34
Earnings per share-diluted	$0.22	$0.32
(5) GOODWILL AND INTANGIBLE ASSETS
Intangible assets are carried at amortized cost, and goodwill, which is not amortized, is carried at cost. Intangible assets and goodwill are evaluated for impairment annually or more frequently if there is an indication of impairment. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. A summary of intangible assets and goodwill activity for the nine-month period ended September 30, 2006, is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
2006 acquisitions	2,467	—	2,467
Earn-out payment related to 2005 acquisition	—	4,126	4,126
Adjustments to other 2005 acquisitions	234	(707)	(473)
Amortization	(6,229)	—	(6,229)
Other (primarily changes in foreign currency exchange rates)	1,516	4,304	5,820

Balance as of September 30, 2006	$48,712	$274,918	$323,630

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2006 is expected to be $8.3 million for 2006, $8.3 million for 2007, $8.1 million for 2008, $8.1 million for 2009, $8.0 million for 2010 and $6.1 million for 2011.

(6) DEBT OBLIGATIONS
A summary of the activity for the nine-month period ended September 30, 2006 for all debt obligations is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt		Debentures	Debentures
(in thousands)	Facilities	Obligations	Capital Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	9,146	1,548	5,290	—	—	15,984
Repayments	(12,761)	(5,704)	(5,993)	—	—	(24,458)
Capital lease interest accrued	—	—	1,354	—	—	1,354
Foreign exchange loss	251	502	608	—	—	1,361

Balance at September 30, 2006	3,979	11,896	18,919	140,000	175,000	349,794

Less — current maturities	—	(9,232)	(6,170)	—	—	(15,402)

Long-term obligations at September 30, 2006	$3,979	$2,664	$12,749	$140,000	$175,000	$334,392

During the second quarter 2006 the Company amended its October 2004, $50 million revolving credit agreement to extend the maturity date to May 26, 2009 and established a new credit facility in India maturing on May 26, 2009. The amended facility also increased the number of participating financial institutions from one to three. The credit agreement, as amended, comprises the following:
•	A $10 million facility is to be used by the Company and certain U.S. subsidiaries (the “U.S. facility”) and drawn in U.S. dollars. This facility bears interest at either (i) the prime rate plus an applicable margin specified in the respective agreement, or (ii) a fixed rate equal to the U.S. dollar London Interbank Offered Rate (“LIBOR”), plus an applicable margin set forth in the agreement, and varies based on a consolidated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, adjusted for certain other items as defined in the agreements. Fixed rate borrowings are made with maturities of one month, two months or three months. The U.S. facility is secured by approximately 65% of the share capital of Euronet Services Holding B.V. and the share capital of a majority of the Company’s U.S. subsidiaries.

•	A $30 million facility for use by the Company and certain European subsidiaries (the “European facility”). The European facility is a multi-currency facility that may be drawn in any combination of U.S. dollar, euro or British pound denominations. U.S. dollar draws are subject to interest charges similar to the $10 million U.S. facility described above. Borrowings in euro or British pounds bear interest at a rate fixed to the Euro Interbank Offered Rate (“EURIBOR”) or LIBOR rate, respectively, plus a margin that varies based on a consolidated funded debt to EBITDA ratio, plus ancillary costs. Fixed rate borrowings are made with maturities of one month, two months or three months. Borrowings under this facility are secured by the share capital of e-pay Ltd., Euronet Services GmbH, Transact GmbH and Delta Euronet GmbH, and are secured and guaranteed by a majority of the Company’s U.S. subsidiaries.

•	A $10 million facility, to be drawn in Indian rupees, for use by the Company’s Indian subsidiary (the “Rupee facility”). Borrowings under the Rupee facility bear interest at either (i) a floating rate equal to the Indian prime lending rate or the Mumbai Interbank Offered Rate (“MIBOR”), plus an applicable margin, or (ii) at a fixed MIBOR rate plus an applicable margin. Fixed rate borrowings are made with maturities of one month, two months or three months. Borrowings under this facility are unsecured and guaranteed by Euronet Worldwide, Inc.
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
As of September 30, 2006, there were borrowings of $4.0 million and stand-by letters of credit of $6.3 million outstanding against these facilities. As a result of the amendment to the revolving credit facility described above, borrowings under the facilities are classified as long-term debt obligations in the unaudited consolidated balance sheet as of September 30, 2006.

(7) STOCK PLANS
The Company has established, and shareholders have approved, a share compensation plan (the “SCP”) that allows the Company to grant restricted stock, or options to purchase shares, of its Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment or consulting arrangement with the Company and are settled through the issuance of new shares under the provisions of the SCP. As of September 30, 2006, the Company reserved 13,663,991 shares of Common Stock, including 4,000,000 approved during the second quarter 2006. Of the total shares reserved, 9,795,866 have been awarded to employees.
(a) Adoption of SFAS No. 123R
As discussed in Note 1, Note 2 and Note 3, the Company elected to adopt SFAS No. 123R under the modified retrospective application method applied to all periods for which SFAS No 123 was effective. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The following table outlines the impact of adopting SFAS No. 123R on previously reported results:

	As Previously	Impact of
(in thousands, except per share data)	Reported	Adoption	As Adjusted

For Three Months Ended September 30, 2005:
Income before income taxes and minority interest	$14,270	$(1,255)	$13,015
Net income	$10,159	$(1,255)	$8,904

Earnings per share:
Basic	$0.29	$(0.04)	$0.25
Diluted	$0.26	$(0.03)	$0.23

For Nine Months Ended September 30, 2005:
Income before income taxes and minority interest	$30,716	$(3,765)	$26,951
Net income	$18,903	$(3,765)	$15,138

Earnings per share:
Basic	$0.54	$(0.11)	$0.43
Diluted	$0.51	$(0.10)	$0.41

As of December 31, 2005:
Additional paid-in capital	$279,307	$32,718	$312,025
Accumulated deficit	$(72,069)	$(32,718)	$(104,787)
Net deferred income tax liabilities	$19,374	$—	$19,374
Changes to the Company’s consolidated statement of cash flows for the nine-month period ended September 30, 2005 for the adoption of SFAS No. 123R were limited to the impact on net income shown above and the offsetting adjustment for share-based compensation as a non-cash expense.
The Company’s consolidated statements of income and comprehensive income includes share-based compensation expense of $2.0 million and $1.3 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $5.8 million and $4.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The amounts are recorded as salaries and benefits expense in the accompanying unaudited consolidated statements of income. Of these amounts, approximately $0.2 million was recorded as expense of the Company’s business segments during both the nine-month periods ended September 30, 2006 and 2005. The Company recorded a tax benefit of $0.1 million and $0.3 million during the three- and nine-month periods ended September 30, 2006, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived. The Company did not record a tax benefit for the three- and nine-month periods ended September 30, 2005.

(b) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(thousands)

Outstanding at January 1, 2006	3,803,261	$11.91	6.2 years	$60,439
Exercised	(1,288,720)	$8.59		$30,629
Forfeited	(98,630)	$19.52		$1,241

Outstanding at September 30, 2006	2,415,911	$13.47	6.0 years	$26,779

Exercisable at January 1, 2006	2,142,090	$8.75	5.2 years	$40,807

Exercisable at September 30, 2006	1,360,151	$10.89	5.5 years	$18,574

There were no options granted during the nine-month period ended September 30, 2006. The Company received cash of $11.1 million in connection with stock options exercised during the nine-month period ended September 30, 2006. As of September 30, 2006, unrecognized compensation expense related to nonvested stock options totaled $4.3 million and will be recognized over the next 27 months, with an overall weighted average period of one year.
(c) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.
Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Outstanding at January 1, 2006	543,063	$27.26
Granted	322,150	$26.16
Vested	(12,138)	$29.88
Forfeited	(22,100)	$30.11

Outstanding at September 30, 2006	830,975	$26.72

The total fair value of shares vested during the nine-months ended September 30, 2006 was $0.4 million. As of September 30, 2006, there was $19.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 5.2 years. The estimated annual forfeiture rate for restricted stock awards is five percent.
(d) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the nine-month period ended September 30, 2006 the Company issued 33,557 rights to purchase shares of Common Stock at a weighted average price per share of $24.81. During the nine-month period ended September 30, 2005 the Company issued 30,259 rights to purchase shares of Common Stock at a weighted average price per share of $23.57. The following table provides the weighted average fair value of the ESPP stock purchase rights during the nine-month period ended September 30, 2006 and the weighted average assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Nine Months Ended September 30,
	2006	2005
Volatility	31.1%	36.3%
Risk-free interest rates	4.1%	4.0%
Dividend yield	0.0%	0.0%
Expected lives	3 months	3 months
Weighted-average fair value (per share)	$5.03	$4.81
(8) BUSINESS SEGMENT INFORMATION
The Company operates in three principal business segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset).

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of Euronet Payments & Remittance, a licensed money transfer and bill payment company.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating results, certain intercompany eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. During the nine-month periods ended September 30, 2006 and 2005 the Company’s Software Solutions Segment recorded intersegment revenues of $0.6 million and $0.2 million, respectively, in relation to software and services provided to EFT Processing Segment entities. Salaries and benefits expense related to share-based compensation is generally recorded as a corporate expense.
The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$33,212	$121,114	$7,339	$(12)	$161,653

Operating expenses:
Direct operating costs	14,281	97,814	393	—	112,488
Salaries and benefits	4,726	6,119	4,238	3,593	18,676
Selling, general and administrative	2,770	4,793	1,200	1,208	9,971
Depreciation and amortization	3,245	3,541	546	56	7,388

Total operating expenses	25,022	112,267	6,377	4,857	148,523

Operating income (loss)	$8,190	$8,847	$962	$(4,869)	$13,130

	For the Three Months Ended September 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$26,315	$107,669	$3,632	$(226)	$137,390

Operating expenses:
Direct operating costs	10,875	84,701	203	—	95,779
Salaries and benefits	4,166	6,240	2,056	2,624	15,086
Selling, general and administrative	2,496	4,226	162	1,279	8,163
Depreciation and amortization	2,212	3,253	251	57	5,773

Total operating expenses	19,749	98,420	2,672	3,960	124,801

Operating income (loss)	$6,566	$9,249	$960	$(4,186)	$12,589

	For the Nine Months Ended September 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$95,498	$346,260	$21,255	$(587)	$462,426

Operating expenses:
Direct operating costs	40,298	278,071	1,233	—	319,602
Salaries and benefits	14,023	18,608	12,620	10,913	56,164
Selling, general and administrative	8,359	13,176	3,268	2,881	27,684
Depreciation and amortization	9,208	10,477	1,441	144	21,270

Total operating expenses	71,888	320,332	18,562	13,938	424,720

Operating income (loss)	$23,610	$25,928	$2,693	$(14,525)	$37,706

Total assets as of September 30, 2006	$141,990	$597,973	$16,723	$207,555	$964,241

	For the Nine Months Ended September 30, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$76,245	$299,530	$11,292	$(226)	$386,841

Operating expenses:
Direct operating costs	32,465	237,033	810	—	270,308
Salaries and benefits	12,038	17,173	6,335	7,723	43,269
Selling, general and administrative	6,251	11,451	738	4,058	22,498
Depreciation and amortization	7,092	8,452	792	107	16,443

Total operating expenses	57,846	274,109	8,675	11,888	352,518

Operating income (loss)	$18,399	$25,421	$2,617	$(12,114)	$34,323

Total assets as of December 31, 2005	$124,772	$477,893	$6,308	$285,379	$894,352

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense.

(9) CONTINGENCIES
From time to time, the Company is a party to litigation arising in the ordinary course of its business.
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. The claim has been referred to arbitration and the first hearing took place during the third quarter 2006. No substantive decisions or findings were made at that hearing. Management believes it has strong defenses to this action and, accordingly, has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
(10) GUARANTEES
As of September 30, 2006, the Company had $30.7 million of bank guarantees issued on its behalf, of which $13.2 million are collateralized by cash deposits held by the respective issuing banks.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of September 30, 2006, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $18.8 million over the terms of the cash supply agreements.

•	Commercial obligations of the Company’s Australian Prepaid Processing subsidiary, including PIN inventory held on consignment with our customers, to a maximum of approximately $45 million.

•	Other vendor supply agreements — $18.5 million over the term of the vendor agreements.
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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2006 and December 31, 2005.

(11) INCOME TAXES
The Company’s effective tax rate, after consideration of minority interest, was 26% and 31% for the three-month periods ended September 30, 2006 and 2005, respectively, and was 26% and 43% for the nine-month periods ended September 30, 2006 and 2005, respectively. The improvement in the effective tax rate largely relates to the impact of foreign currency exchange gains or losses and the recognition of deferred taxes in Poland. Since the Company is in a net operating loss position for its U.S. operations, valuation allowances have been recorded in instances where we determine that it is more likely than not that a tax benefit will not be realized. Accordingly, tax benefit or expense associated with foreign currency gains or losses incurred by the Company’s U.S. entities are not currently being recognized.
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
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 8,491 ATMs and more than 39,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit card outsourcing and electronic recharge services (for prepaid mobile airtime via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services for various prepaid products, cards and services. Including terminals owned by unconsolidated subsidiaries, we operate a network of more than 265,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”), which resulted from the 2005 acquisition of TelecommUSA, and provides money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
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

EFT Processing Segment — Revenue in the EFT Processing Segment, which represents approximately 21% of total consolidated revenue for the nine months ended September 30, 2006, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements.
Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges.
For the nine months ended September 30, 2006, approximately 26% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements, as discussed below) and the remainder was primarily derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs continues to fall as we shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements. This shift will continue to provide lower total revenues, but higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs, and simultaneously sell the ATMs (often to an entity related to the bank). We then lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.
Prepaid Processing Segment — Revenue in the Prepaid Processing Segment, which represents approximately 75% of total consolidated revenue for the nine months ended September 30, 2006, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or practically in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions.
Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
Software Solutions Segment — Revenue in the Software Solutions Segment, which represents approximately 4% of total consolidated revenue for the nine months ended September 30, 2006, is derived from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
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
In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. This pilot agreement makes us the first, and currently the only, provider of end-to-end ATM outsourcing services in China. Under the pilot agreement we will deploy and provide all of the day-to-day outsourcing services for a total of 90 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. As of September 30, 2006, we have deployed 59 of the 90 ATMs, with the remaining 31 ATMs expected to be deployed by or about October 31, 2006. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs at PSRB’s request. We have established a technical processing and operations center in Beijing to operate these ATMs. Our future success in China will depend on our ability to be successful in this pilot agreement, the willingness of PSRB or other banks to outsource additional ATMs to us and our ability to take over, install and operate additional ATMs. While we believe that we have the proper resources and skills in place to be successful, there can be no assurance that we will be successful in the pilot agreement or that we will be successful in our ability to take over existing ATMs or install new ATMs as expected by PSRB or others. Nonetheless, during the third quarter 2006, we signed an ATM outsourcing agreement with a leading multinational bank to deploy 50 ATMs in China over the next 12 months. Start up costs for this joint venture have been expensed as incurred.
Prepaid Processing Segment — We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific; money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers in the U.S., U.K. and Poland. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
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
In mature markets, such as the U.K., Australia, Spain and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor, we are likely to cease experiencing the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Growth in our money transfer and bill payment services business, Euronet Payments & Remittance, will be driven by the continuation of global worker migration patterns, our ability to manage rapid growth, our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally, and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. While we are currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. We are focusing on increasing our sending locations in existing licensed states and obtaining licenses to operate in other key U.S. states. We have expanded these operations from the original three states into sixteen additional states. We also have seven other states where we are preparing to introduce these services and three additional states where licenses are pending approval. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each market we intend to develop and no assurance can be given that these issues will be resolved.
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
We evaluate performance of our segments based on operating income. The impact of share-based compensation is recorded as an expense of the Corporate Services division, with certain limited exceptions related to grants of restricted stock to key members of management that vest based on the achievement of performance criteria by our subsidiaries.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three- and nine-month periods ended September 30, 2006 and 2005 are summarized in the tables below:

	Revenues for the Three				Revenues for the Nine
	Months Ended September 30,		Year-over-Year Change		Months Ended September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

EFT Processing	$33,212	$26,315	$6,897	26%	$95,498	$76,245	$19,253	25%
Prepaid Processing	121,114	107,669	13,445	12%	346,260	299,530	46,730	16%
Software Solutions	7,339	3,632	3,707	102%	21,255	11,292	9,963	88%

Total	161,665	137,616	24,049	17%	463,013	387,067	75,946	20%

Eliminations	(12)	(226)	214	n/m	(587)	(226)	(361)	n/m

Total	$161,653	$137,390	$24,263	18%	$462,426	$386,841	$75,585	20%

	Operating Income for the				Operating Income for the
	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	Amount	Percent	2006	2005 (1)	Amount	Percent

EFT Processing	$8,190	$6,566	$1,624	25%	$23,610	$18,399	$5,211	28%
Prepaid Processing	8,847	9,249	(402)	(4%)	25,928	25,421	507	2%
Software Solutions	962	960	2	0%	2,693	2,617	76	3%

Total	17,999	16,775	1,224	7%	52,231	46,437	5,794	12%

Corporate services	(4,857)	(4,186)	(671)	16%	(14,054)	(12,114)	(1,940)	16%
Eliminations and other	(12)	—	(12)	n/m	(471)	—	(471)	n/m

Total	$13,130	$12,589	$541	4%	$37,706	$34,323	$3,383	10%

n/m — Not meaningful.

(1)	As discussed in the Notes to the Unaudited Consolidated Financial Statements, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. We elected to adopt the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 1 — General, Note 2 — Significant Accounting Policies and Practices and Note 7 — Stock Plans to the Unaudited Consolidated Financial Statements for further discussion.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 for our EFT Processing Segment:

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$33,212	$26,315	$6,897	26%	$95,498	$76,245	$19,253	25%

Operating expenses:
Direct operating costs	14,281	10,875	3,406	31%	40,298	32,465	7,833	24%
Salaries and benefits	4,726	4,166	560	13%	14,023	12,038	1,985	16%
Selling, general and administrative	2,770	2,496	274	11%	8,359	6,251	2,108	34%
Depreciation and amortization	3,245	2,212	1,033	47%	9,208	7,092	2,116	30%

Total operating expenses	25,022	19,749	5,273	27%	71,888	57,846	14,042	24%

Operating income	$8,190	$6,566	$1,624	25%	$23,610	$18,399	$5,211	28%

Transactions processed (millions)	119.1	94.4	24.7	26%	335.9	258.5	77.4	30%
ATMs as of September 30	8,491	6,841	1,650	24%	8,491	6,841	1,650	24%
Average ATMs	8,351	6,764	1,587	23%	7,837	6,432	1,405	22%
Revenues
Our revenue for the nine months ended September 30, 2006 increased when compared to the same period in 2005 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed. Additionally, 2006 results include the results of Instreamline and Europlanet. Instreamline, acquired in October 2005, provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions; one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. We began consolidating Europlanet after acquiring a controlling interest in April 2005. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia.
Revenue per average ATM was $3,977 for the third quarter 2006 and $12,185 for the nine months ended September 30, 2006, compared to $3,891 for the third quarter 2005 and $11,854 for the nine months ended September 30, 2005. Revenue per transaction was $0.28 for both the third quarter 2006 and nine months ended September 30, 2006, compared to $0.28 for the third quarter 2005 and $0.29 for the and nine months ended September 30, 2005. The slight decrease in revenue per transaction is mainly the result of operating increasing numbers of ATMs under outsourcing agreements. Under outsourcing agreements, we primarily earn revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements has provided, and will continue to provide, higher marginal returns on investment. While expansion of our network of owned ATMs is not one of our strategic initiatives, if opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.
Of total segment revenue for the nine months ended September 30, 2006, 26% was from ATMs we owned and 74% was from outsourcing services, compared to 31% and 69%, respectively, for the nine months ended September 30, 2005.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses.

The increase in direct operating cost for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, is attributed to the increase in the number of ATMs under operation. Direct operating costs as a percentage of revenues was relatively flat at 42% for the nine months ended September 30, 2006, compared to 43% for the nine months ended September 30, 2005.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $18.9 million for the third quarter 2006 and $55.2 million for the nine months ended September 30, 2006, from $15.4 million for the third quarter 2005 and $43.8 million for the nine months ended September 30, 2005 due to the increases in revenues described above. Of total segment gross margin for the nine months ended September 30, 2006, approximately 22% was from ATMs we owned and 78% was from outsourcing services, compared to 28% and 72%, respectively, for the nine months ended September 30, 2005.
Gross margin per average ATM was $7,043 for the nine months ended September 30, 2006, compared to $6,806 for the nine months ended September 30, 2005. The slight increase in gross margin per average ATM is largely the result of increasing transactions for owned ATMs and related fees from the installed ATM base, together with the leveraged effect of adding additional ATM outsourcing revenues and profits to a direct cost structure that is more fixed than variable with transactional volume. Gross margin per transaction was $0.16 for both the third quarter 2006 and nine months ended September 30, 2006, compared to $0.16 for the third quarter 2005 and $0.17 for the nine months ended September 30, 2005.
Salaries and benefits
The increase in salaries and benefits for the third quarter 2006 and nine months ended September 30, 2006, compared to the third quarter 2005 and nine months ended September 30, 2005 is primarily due to the acquisition of Instreamline and Europlanet, staffing costs to expand in emerging markets such as India, China and new European markets, and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward, decreasing to 14% for the third quarter 2006 and 15% for the nine months ended September 30, 2006, compared to 16% for both the third quarter 2005 and nine months ended September 30, 2005. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses for the third quarter 2006 and nine months ended September 30, 2006, compared to the third quarter 2005 and nine months ended September 30, 2005 is also due primarily to the acquisitions of Instreamline and Europlanet and costs incurred to expand in emerging markets such as India, China and new European markets. As a percentage of revenue, these costs were 8% of revenue for the third quarter 2006 and 9% for the nine months ended September 30, 2006, compared to 9% of revenue for the third quarter 2005 and 8% for the nine months ended September 30, 2005. Offsetting these costs for the nine months ended September 30, 2005 was $0.5 million for an insurance recovery. This insurance recovery is related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format. Adjusting for this recovery, selling, general and administrative expenses as a percentage of revenue for the nine months ended September 30, 2005 would have also been 9%.
Depreciation and amortization
The increase in depreciation and amortization expense for the third quarter 2006 and nine months ended September 30, 2006, compared to the same periods in 2005 is due primarily to depreciation and intangible amortization related to the acquisitions of Instreamline and, to a lesser extent, Europlanet, as well as depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in India. As a percentage of revenue, these expenses were 10% of revenue for both the third quarter 2006 and nine months ended September 30, 2006, compared to 8% of revenue for the third quarter 2005 and 9% for the nine months ended September 30, 2005. Approximately $0.3 million and $0.9 million of depreciation and amortization for the third quarter 2006 and nine months ended September 30, 2006, respectively, represents amortization of acquired intangible assets related to the acquisitions of Instreamline and Europlanet.
Operating income
The increase in operating income for the segment is generally the result of increased revenue and the related gross margins from new ATM outsourcing and network participation agreements and the impact of the acquisitions of Instreamline and Europlanet, combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 25% for both the third quarter 2006 and nine months ended September 30, 2006, compared to 25% for the third quarter and 24% for the nine months ended September 30, 2005.
Operating income per transaction was unchanged at $0.07 for all periods. Operating income per average ATM was $981 for the third quarter 2006 and $3,013 for the nine months ended September 30, 2006, compared to $971 for the third quarter and $2,861 for the nine months ended September 30, 2005. The continuing increase in operating income per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under outsourcing agreements rather than ownership arrangements. The increase is also due to the results of Instreamline and Europlanet, which have substantial non-ATM card-processing operations. Partially offsetting these increases, operating income includes losses related to our 75% owned joint venture in China of $1.0 million for the nine months ended September 30, 2006, compared to a loss of $0.7 million for the nine months ended September 30, 2005. We expect to generate total operating losses in China for 2006 of approximately $1.5 million to $2.0 million, compared to a loss of $1.2 million in for the full year 2005, as we continue to focus on expansion in this market.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 for our Prepaid Processing Segment:

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$121,114	$107,669	$13,445	12%	$346,260	$299,530	$46,730	16%

Operating expenses:
Direct operating costs	97,814	84,701	13,113	15%	278,071	237,033	41,038	17%
Salaries and benefits	6,119	6,240	(121)	(2%)	18,608	17,173	1,435	8%
Selling, general and administrative	4,793	4,226	567	13%	13,176	11,451	1,725	15%
Depreciation and amortization	3,541	3,253	288	9%	10,477	8,452	2,025	24%

Total operating expenses	112,267	98,420	13,847	14%	320,332	274,109	46,223	17%

Operating income	$8,847	$9,249	$(402)	(4%)	$25,928	$25,421	$507	2%

Transactions processed (millions)	121.9	94.6	27.3	29%	326.1	248.0	78.1	31%
Revenues
The increase in revenues for the third quarter 2006 and nine months ended September 30, 2006, compared to the third quarter 2005 and nine months ended September 30, 2005 was generally attributable to the increase in total transactions processed, and for the nine months ended September 30, 2006 due to the full year effects of 2005 acquisitions. Transaction growth also reflects growth from existing operations and from our subsidiaries subsequent to the date of acquisition. Revenue growth was offset by reduced revenue in Spain that resulted from the May 2006 expiration of preferential commission arrangements with a Spanish mobile operator that were not renewed. When we acquired our Spanish prepaid subsidiaries, we entered into agreements through May 2006 with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. Additionally, in mature markets, such as the U.K. and Australia, our revenue growth has slowed substantially or decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2006 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up, from additional products sold over the base of prepaid processing terminals and, possibly, from acquisitions.
Revenue per transaction was $0.99 for the third quarter 2006 and $1.06 for the nine months ended September 30, 2006, compared to $1.14 for the third quarter 2005 and $1.21 for the nine months ended September 30, 2005. The primary reason for this decrease in revenue per transaction is the growth in revenues and transactions recorded by our ATX subsidiary, which was acquired at the end of the first quarter 2005. ATX provides only transaction processing services without direct costs and other operating costs generally associated with the distribution of prepaid products and the related installation and management of terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Transaction volumes at ATX have increased by approximately 300% for both the third quarter 2006 and nine months ended September 30, 2006, compared to the same periods in 2005. Also contributing to the decrease in revenue per transaction was the expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenue per transaction. Partially offsetting the decreases described above for both the third quarter and nine months ended September 30, 2006, compared to the same periods during 2005, were the growth in both volumes and revenues related to our US Prepaid subsidiary, PaySpot, Inc. (“Payspot”), where revenue per transaction is generally higher than most of our other Prepaid Processing subsidiaries.

Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed over the prior year. Direct costs as a percentage of revenue are slightly higher in our mature markets, such as the U.K. and Spain. These higher costs have been partially offset during the third quarter and nine months ended September 30, 2006 by lower direct costs as a percentage of revenue in other markets and by ATX. As discussed above, ATX is a transaction processor, with very few direct costs and, accordingly, a high gross margin percentage.
Gross margin
Gross margin, which represents revenue less direct costs, was $23.3 million for the third quarter 2006 and $68.2 million for the nine months ended September 30, 2006, compared to $23.0 million for the third quarter 2005 and $62.5 million for the nine months ended September 30, 2005. Gross margin as a percentage of revenue was 19% for the third quarter 2006 and 20% for the nine months ended September 30, 2006, compared to 21% for both the third quarter 2005 and nine months ended September 30, 2005. Gross margin per transaction was $0.19 for the third quarter 2006 and $0.21 for the nine months ended September 30, 2006, compared to $0.24 per transaction for the third quarter 2005 and $0.25 for the nine months ended September 30, 2005. The majority of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the expiration of preferential commission arrangements in Spain discussed above. Although we had the right to pass through our commission reduction in Spain to the retailers under our contracts with them by paying a lower distribution commission, we chose to pass through only a portion of the reduction to guard against the loss of retailers. Also during the nine months ended September 30, 2006, we commenced distribution of additional products and prepaid airtime from the two other mobile operators in Spain. As a result of the expiration of preferential commission arrangements in Spain, partially offset by the distribution of products from the other mobile operators in Spain, gross margin for the third quarter 2006 was approximately $1.7 million lower than the third quarter 2005. The impact of these developments in Spain on gross margin for the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 was not meaningful because of the completion of a significant acquisition in Spain during March 2005. Additional decreases in gross margin per transaction were experienced across certain of our other countries and were partially offset by increased transaction volumes in markets with higher margins, such as Australia, New Zealand and the U.S.
Salaries and benefits
The increase in salaries and benefits for the nine months ended September 30, 2006, compared to the same period in 2005 is the result of increased investments in Euronet Payments & Remittance, our money transfer and bill payment subsidiary established during the second quarter 2005, and the full year effects of 2005 acquisitions. Salaries and benefits expense for the nine months ended September 30, 2006 includes an increase of approximately $1.6 million, or 0.5% of revenues, incurred in connection with Euronet Payments & Remittance. As a percentage of revenue, salaries and benefits have decreased slightly to 5.4% for the nine months ended September 30, 2006, from 5.7% for the nine months ended September 30, 2005. The decrease in salaries and benefits as a percentage of revenue reflects our growing leverage and scalability in our markets.
Selling, general and administrative
The increase in selling, general and administrative expenses generally is the result of increased investments in Euronet Payments & Remittance and the full year effects of 2005 acquisitions. Selling, general and administrative expenses for the nine months ended September 30, 2006 includes an increase of approximately $1.1 million incurred in connection with Euronet Payments & Remittance. As a percentage of revenue these selling, general and administrative expenses have remained relatively flat at 4.0% of revenue and 3.8% of revenue for the third quarter 2006 and 2005, respectively, and were 3.8% of revenue for both the nine months ended September 30, 2006 and 2005.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase for the nine-months ended September 30, 2006, compared to the same period in 2005, is due to the full year effects of amortization of intangible assets recorded in connection with 2005 acquisitions. As a percentage of revenues, depreciation and amortization was 2.9% for the third quarter 2006 and 3.0% for the nine months ended September 30, 2006, compared to 3.0% for the third quarter 2005 and 2.8% for the nine months ended September 30, 2005. A portion of this increase in depreciation and amortization as a percentage of revenue is due to higher depreciation and amortization expense as a percentage of revenue related to our subsidiaries in the U.S., Spain and Poland, some of which were acquired or established during 2005, because each of these entities owns a majority of its POS terminals.
Operating income
Operating income for the third quarter 2006 decreased by 4%, compared to the third quarter 2005, and increased by 2% for the nine months ended September 30, 2006 compared to the same period in 2005. Operating income for the third quarter 2006 and nine months ended September 30, 2006 includes increased operating losses of $0.5 million and $1.5 million, respectively, compared to the same periods in 2005, related to Euronet Payments & Remittance. Also, as a result of the developments in Spain discussed above, operating income for the third quarter 2006 was approximately $1.7 million lower than the third quarter 2005. Exclusive of losses related to Euronet Payments & Remittance and Spain, the improvement in operating income for the third quarter 2006 and nine months ended September 30, 2006, over the same periods in 2005 was due to the growth in revenues and transactions processed, contributions from our 2005 acquisitions and increased leverage and scalability in our markets.
Operating income as a percentage of revenues decreased to 7.3% for the third quarter 2006 and 7.5% for the nine months ended September 30, 2006, from 8.6% for the third quarter 2005 and 8.5% for the nine months ended September 30, 2005. Operating income per transaction decreased to $0.07 for the third quarter 2006 and $0.08 for the nine months ended September 30, 2006, from $0.10 for both the third quarter 2005 and nine months ended September 30, 2005. As discussed above, these decreases in operating income as a percentage of revenue and per transaction are the result of losses incurred by Euronet Payments & Remittance, the developments in Spain, the growth in revenues and transactions associated with ATX, as it relates to operating income per transaction, and gross margin declines across certain of our other countries. These decreases were partially offset by increased transactions in markets with higher operating margins, such as Australia, New Zealand and the U.S.
SOFTWARE SOLUTIONS SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 for the Software Solutions Segment:

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Total revenues	$7,339	$3,632	$3,707	102%	$21,255	$11,292	$9,963	88%

Operating expenses:
Direct operating costs	393	203	190	94%	1,233	810	423	52%
Salaries and benefits	4,238	2,056	2,182	106%	12,620	6,335	6,285	99%
Selling, general and administrative	1,200	162	1,038	641%	3,268	738	2,530	343%
Depreciation and amortization	546	251	295	118%	1,441	792	649	82%

Total operating expenses	6,377	2,672	3,705	139%	18,562	8,675	9,887	114%

Operating income	$962	$960	$2	—%	$2,693	$2,617	$76	3%

Revenues, operating expenses and operating income
The increases in the Software Segment’s revenues and operating expenses for the third quarter and nine months ended September 30, 2006 is primarily due to the acquisition of Euronet Essentis (“Essentis”) in January 2006. Essentis contributed $3.8 million in revenue and $3.5 million in operating expenses for the third quarter 2006, and $10.5 million in revenue and $9.6 million in operating expenses for the nine months ended September 30, 2006.
Software sales backlog
As of September 30, 2006, we had a contract backlog of approximately $10.3 million, compared to approximately $4.1 million as of September 30, 2005. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be complete. The increase over prior year is primarily due to the inclusion of Essentis contract backlog. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenue associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed within one year or that we will be able to recognize the related revenue within the one-year period.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2006 and 2005 for Corporate Services:

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005(1)	Amount	Percent	2006	2005(1)	Amount	Percent

Salaries and benefits	$3,593	$2,624	$969	37%	$10,913	$7,723	$3,190	41%
Selling, general and administrative	1,208	1,505	(297)	(20%)	2,997	4,284	(1,287)	(30%)
Depreciation and amortization	56	57	(1)	(2%)	144	107	37	35%

Total operating expenses	$4,857	$4,186	$671	16%	$14,054	$12,114	$1,940	16%

(1) As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense. As a result of the adjustment, an additional $1.3 million and $3.8 million in expense related to stock options was included in salaries and benefits for the third quarter and nine months ended September 30, 2005, respectively.
Corporate operating expenses
The increase in salaries and benefits expense for Corporate Services is primarily attributable to additional expense recorded for share-based compensation in the third quarter and nine months ended September 30, 2006 compared to the third quarter and nine months ended September 30, 2005. Share-based compensation expense increased to $2.0 million for the third quarter and $5.8 million for the nine months ended September 30, 2006, compared to $1.3 million for the third quarter 2006 and $4.0 million for the nine months ended September 30, 2005. Share-based compensation expense for 2006 is comprised of $3.0 million related to the unvested portion of stock options granted prior to 2005 and $2.8 million for restricted stock awards granted primarily during 2005 and 2006. Share-based compensation expense for 2005 is mainly the result of the adjustment for stock option expense discussed above. The increase of $1.8 million in share-based compensation expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due mainly to: i) $0.8 million in expense due to the issuance of performance-based restricted stock awards that require expense to be recognized over a “graded” attribution schedule, rather than a “straight-line” attribution schedule, resulting in more expense in the early years of an award; and ii) $1.0 million in increased expense due to additional performance-based awards to certain executives during the third quarter 2006 and additional awards to employees resulting overall Company growth, including acquired businesses. The remaining increase in salaries and benefits expense is due to incremental expense from overall Company growth.
The decrease in selling, general and administrative expenses for the third quarter and nine months ended September 30, 2006, compared to the third quarter and nine months ended September 30, 2005 is due to lower professional fees and other expenses associated with acquisition analysis during the third quarter and nine months ended September 30, 2006 compared to the third quarter and nine months ended September 30, 2005.

OTHER INCOME (EXPENSE)

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Interest income	$3,682	$1,013	$2,669	263%	$9,791	$3,325	$6,466	194%
Interest expense	(3,802)	(1,695)	2,107	124%	(11,055)	(4,900)	6,155	126%
Income from unconsolidated affiliates	197	254	(57)	(22%)	555	906	(351)	(39%)
Foreign currency exchange gain (loss), net	1,090	854	236	n/m	5,420	(6,703)	12,123	n/m

Total other income (expense)	$1,167	$426			$4,711	$(7,372)

n/m — Not meaningful.
Interest income
Interest income for 2006 increased over 2005 mainly as a result of interest earned on the unused proceeds from the $175 million October 2005 convertible debt issuance and cash generated from operations.
Interest expense
Interest expense for 2006 increased over 2005 primarily due to the October 2005 issuance of $175 million in convertible debt. However, due to the relatively low rates of interest we pay on our convertible debt, our weighted average interest rate was approximately 4% for the nine months ended September 30, 2006 and 2005.
Net foreign exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The foreign exchange gain or loss recorded is a result of the impact of fluctuations in foreign exchange rates on the recorded value of these assets and liabilities. We attempt to match local currency receivables and payables, thereby minimizing exposure to foreign currency fluctuations. Throughout the nine months ended September 30, 2006, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, as compared to the nine months ended September 30, 2005, during which time the U.S. dollar strengthened against these currencies.

INCOME TAX EXPENSE

	Results for the Three Months		Results for the Nine Months
	Ended September 30,		Ended September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Income before income taxes and minority interest	$14,297	$13,015	$42,417	$26,951
Minority interest	(243)	(182)	(716)	(583)

Income before income taxes	14,054	12,833	41,701	26,368

Income tax expense	3,638	3,929	10,807	11,230

Net income	$10,416	$8,904	$30,894	$15,138

Effective income tax rate	26%	31%	26%	43%

Income before income taxes	$14,054	$12,833	$41,701	$26,368
Adjust: Foreign exchange gain (loss), net	1,090	854	5,420	(6,703)

Income before income taxes and foreign exchange gain (loss), net	$12,964	$11,979	$36,281	$33,071

Effective income tax rate, excluding foreign exchange gain (loss), net	28%	33%	30%	34%

We are in a net operating loss position for our U.S. operations and, accordingly have valuation allowances to reserve for net deferred tax assets. Therefore, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. While we did not record a tax benefit for foreign exchange losses incurred by our U.S. operations during the nine-month period ended September 30, 2005, the effective tax rate for the current year period is comparatively lower because tax expense was not recorded on foreign exchange gains earned by our U.S. operations. This improvement is offset in part by increases in share-based compensation expense incurred for U.S. personnel, for which we are unable to record a tax benefit due to our U.S. net operating loss position.
The decrease in the effective tax rates, excluding foreign currency gains and losses, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 was largely attributable to the increased profitability of individual companies located in lower than average tax rate jurisdictions, particularly Hungary, Poland, Serbia, and Romania.
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
Net income
We recorded net income of $10.4 million for the third quarter and $30.9 million for the nine months ended September 30, 2006, compared to $8.9 million for the third quarter and $15.1 million for the nine months ended September 30, 2005. As more fully discussed above, the increase of $15.8 million for the nine months ended September 30, 2006 over the nine months ended September 30, 2005 was primarily the result of improvement in the amount of foreign exchange gain/loss recorded of $12.1 million, an increase in operating income of $3.4 million, a decrease in net interest expense of $0.3 million and a decrease in income tax expense of $0.4 million. These improvements in net income were partially offset by a decrease in income from unconsolidated affiliates of $0.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2006, we had working capital, which is the difference between total current assets and total current liabilities, of $232.9 million, compared to working capital of $181.6 million as of December 31, 2005. Our ratio of current assets to current liabilities was 1.70 at September 30, 2006, compared to 1.55 as of December 31, 2005. This improvement is primarily due to operating cash flows for the nine months ended September 30, 2006, without significant investments in acquisitions or purchases of property and equipment. Working capital is also impacted by changes in foreign currency exchange rates as further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Operating cash flows
Cash flows provided by operating activities increased to $50.6 million for the nine months ended September 30, 2006, compared to $39.3 million for the nine months ended September 30, 2005. The $11.3 million increase from 2005 is due primarily to increases in cash flows from operations.
Investing activity cash flow
Cash flows used in investing activities were $20.3 million for the nine months ended September 30, 2006, compared to $111.4 million for the nine months ended September 30, 2005. The decrease in investing activities is primarily related to reduced acquisition activity in 2006. Our investing activities for the nine months ended September 30, 2006 consist of $1.8 million in cash paid related to the acquisition of Essentis, $0.9 million of which represents cash paid in settlement of assumed liabilities, and $0.5 million in dividends to the former owners of Europlanet related to their share of 2005 results. Additionally, cash outflows for purchases of property and equipment and other investing activities totaled $18.0 million. Our investing activities for the nine months ended September 30, 2005 were $99.3 million in aggregate for the acquisition of Telerecarga, Movilcarga, ATX, TelecommUSA and Europlanet, as well as the earn-out payment to the former owners of Transact. Our fixed asset purchases and other investing activities for the nine months ended September 30, 2005 totaled $12.1 million.
Financing activity cash flows
Cash flows provided by financing activities were $1.7 million for the nine months ended September 30, 2006, compared to $3.6 million for the nine months ended September 30, 2005. Our financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchases of $12.5 million, mostly offset by payments on capital lease obligations totaling $4.6 million and net repayments on short-term borrowing and revolving credit agreements of $5.9 million. Financing activity for the nine months ended September 30, 2005 include proceeds from the exercise of stock options and employee share purchases of $7.5 million, partially offset by net repayments of obligations under short-term borrowings and capital leases totaling $2.9 million. The increase in proceeds from the exercise of stock options during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to the exercise of a number of stock options during the first quarter 2006 that were nearing the end of their ten year expiration, combined with the impact of our Common Stock trading at or near historical highs during the first quarter 2006.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Convertible debt — We have $315 million in convertible debt, consisting of two issuances. The first issuance represents $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 having an interest rate of 1.625% and convertible into a total of 4.2 million shares of Euronet Common Stock. The debentures may not be redeemed for five years from issuance but are redeemable by the Company at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. The second issuance represents $175 million in principal amount of 3.50% Convertible Debentures Due 2025 having an annual interest rate of 3.50% and convertible into a total of 4.3 million shares of Euronet Common Stock. The debentures may not be redeemed for seven years but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
Revolving credit agreements — As discussed in more detail in Note 6 — Debt Obligations to the unaudited consolidated financial statements, during the second quarter 2006 we amended our October 2004 $50 million revolving credit agreement to extend the maturity date to May 26, 2009, established a new credit facility in India and expand the participating financial institutions from one to three. The amended and new agreements allow the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. The borrowings under the agreements may be used to refinance debt, for working capital needs, for permitted acquisitions and for other general corporate purposes. The agreements place certain restrictions on the use of the facility to finance investments in, or operations of, “money services businesses” such as those engaged in money transfer activities. As disclosed in Note 6 — Debt Obligations to the unaudited consolidated financial statements, certain of our subsidiaries have pledged all or a portion of their share capital as security for borrowings under the agreements.
As of September 30, 2006, we have borrowings of $4.0 million and stand-by letters of credit totaling $6.3 million outstanding against the revolving credit agreements; the remaining $39.7 million ($54.7 million remaining if we elect to increase the facility to $65 million) was available for borrowing. Borrowings under these agreements are being used to fund short-term working capital requirements in Spain,

Germany and India. We also have borrowings of $2.7 million at Euronet Card Services Greece (formerly Instreamline) recorded as long-term obligations.
Short-term debt obligations — Short-term debt obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of September 30, 2006, we had $9.2 million in short-term debt obligations borrowed by our subsidiaries in Greece, India, Spain and the Czech Republic. These borrowings are being used to fund short-term working capital requirements.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. Our outstanding borrowings under these arrangements normally are approximately $2 million.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Other uses of capital
Payment obligations related to acquisitions — As provided in our asset purchase agreement with the sellers of the assets of Dynamic Telecom, during the nine months ended September 30, 2006, we issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of an earn-out obligation that was based on the achievement of certain performance criteria.
We also have other potential contingent obligations estimated to total between zero and €3 million to the former owners of the net assets of Movilcarga. This obligation has not been recorded in the accompanying consolidated financial statements because the final amounts cannot be estimated beyond a reasonable doubt.
Leases — We lease ATMs and other property and equipment under capital lease arrangements that expire between 2006 and 2011. The leases bear interest between 2.5% and 12.5% per year. As of September 30, 2006, we owed $18.9 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs — Total capital expenditures for the nine months ended September 30, 2006 were $17.5 million, of which $1.9 million were funded through capital leases. We expect total capital expenditures to be approximately $25 million to $30 million for the full year 2006, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software. We expect approximately $6.0 million of the capital expenditures will be funded through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. We expect the balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
In the Prepaid Processing Segment, approximately 83,000 of the more than 265,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV (Europay, MasterCard and Visa) chip card support. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro-chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $2.8 million.

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
Contingencies
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. The claim has been referred to arbitration and the first hearing took place during the third quarter 2006. No substantive decisions or findings were made at that hearing. Management believes it has strong defenses to this action and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
Other trends and uncertainties
Euronet Payments & Remittance — During 2005 we acquired TelecommUSA, now Euronet Payments & Remittance. In connection with the expected future expansion of our card-based money transfer and bill payment product through our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. We also expect to incur total operating expenses of approximately $2.5 million to $3.5 million during 2006 related to our money transfer and bill payment business. During the third quarter 2006, the money transfer and bill payment business operating expenses exceeded revenues by $0.8 million. These losses are expected to remain relatively constant over the next couple of quarters.
EFT Processing Segment expansion in China — In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”) a financial institution located and organized in China. Under the pilot agreement we will deploy, and provide all of the day-to-day outsourcing services, for a total of 90 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. As of September 30, 2006, we have deployed 59 of the 90 ATMs, with the remaining 31 ATMs expected to be deployed by or about October 31, 2006. If this pilot agreement meets certain success criteria, we have agreed to take over additional existing ATMs and install new ATMs, at PSRB’s request. We have established a processing center in Beijing to drive these ATMs. During 2006, before consideration of minority interest, we expect the joint venture to incur total operating losses of approximately $1.5 million to $2.0 million. During the third quarter 2006, we signed an ATM outsourcing agreement with a leading multinational bank to deploy 50 ATMs over the next 12 months.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2006, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of September 30, 2006.

BALANCE SHEET ITEMS
Cash and cash equivalents
Cash and cash equivalents increased to $255.4 million at September 30, 2006 from $219.9 million at December 31, 2005. This increase is due to cash flows from operating activities of $50.6 million, cash flows from financing activities of $1.7 million and the effect of exchange differences on cash of $3.4 million, offset by cash used for investing activities of $20.3 million. Cash flows used in investing activities primarily represent purchases of property and equipment, the acquisition of Essentis and additional payments to the former owners of Europlanet. Cash flows from financing activities primarily represent proceeds from the exercise of stock options and employee share purchases, offset by repayments on capital lease obligations, repayments of short-term borrowings and repayments of amounts borrowed under revolving credit agreements. For more information, see the Unaudited Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2006.
Restricted cash
Restricted cash increased to $88.3 million at September 30, 2006 from $73.9 million at December 31, 2005, and primarily represents $74.9 million as of September 30, 2006 held in trust and/or cash held on behalf of others in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected from customers that are due to the mobile operators are deposited into a restricted cash account held by our Prepaid Processing Segment subsidiaries on behalf of the mobile operators for which we process transactions. These balances are used in connection with the administration of customer collection and vendor remittance activities and can fluctuate significantly based on the timing of the settlement process for our Prepaid Processing Segment subsidiaries. The remaining balances of restricted cash represent primarily collateral on bank guarantees and ATM network cash.
Inventory — PINs and other
Inventory — PINs and other increased to $35.3 million at September 30, 2006 from $25.6 million at December 31, 2005. Inventory — PINs and other includes prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment. This category also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. The increase from December 31, 2005 is primarily the result of our Prepaid Processing subsidiary in Australia holding $7.4 million in PIN inventory as of September 30, 2006 in connection with a mobile operator’s change from a “consignment” practice to a “billable-with-terms” practice during the second quarter 2006. The remaining increase was due to net increases across our other Prepaid Processing subsidiaries. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivable decreased slightly to $164.2 million at September 30, 2006 from $166.5 million at December 31, 2005. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold in connection with the growing Prepaid Processing Segment. Generally, these balances are collected and remitted to the mobile operators within two weeks. The September 30, 2006 balance includes $2.5 million in accounts receivable related to Essentis, which was acquired during January 2006. The offsetting decrease of $4.8 million is primarily due to the timing of the settlement process with mobile operators for our Prepaid Processing Segment subsidiaries, as well as the impact of seasonality.
Prepaid expenses and other current assets
Prepaid expenses and other current assets decreased to $19.5 million as of September 30, 2006 from $21.2 million as of December 31, 2005. During the third quarter 2006, the Company’s prepaid processing subsidiaries in Spain received a refund of Value Added Tax (“VAT”) receivable of $12.0 million. Partially offsetting this decrease is $1.6 million related to Essentis, which was acquired in January 2006 and $3.5 million related to a prepayment for PINs in transit in Poland. The remaining $5.2 million increase in this balance is primarily the result of the timing of prepaid expenses across all of our operations.
Net property and equipment
Net property and equipment increased to $51.6 million as of September 30, 2006 from $44.9 million as of December 31, 2005. Of this $6.7 million increase, $2.4 million is due to the acquisition of Essentis in January 2006 and the identification of assets under capital lease arrangements at Instreamline. Capital additions were $17.5 million during the nine months ended September 30, 2006, $1.9 million of which were funded through capital leases. The majority of the capital additions were ATMs in Poland, Germany and India; POS terminals in the U.S., Germany, Poland and the U.K.; and additions of computer equipment and software for our processing centers in Hungary, Germany, Greece and India. Offsetting these increases, were depreciation and amortization expense of $14.1 million and net disposals of property and equipment of $0.6 million during the nine months ended September 30, 2006. The remaining increase of $1.5 million was mainly due to the impact of fluctuations in exchange rates relative to the U.S. dollar during the nine months ended September 30, 2006.

Goodwill and intangible assets
Net intangible assets and goodwill increased to $323.6 million as of September 30, 2006 from $317.9 million as of December 31, 2005 due primarily to the acquisition of Essentis and the earn-out for the Dynamic Telecom acquisition finalized during the nine months ended September 30, 2006. The following table summarizes the activity for the nine-month period ended September 30, 2006:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets

Balance as of January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
2006 acquisitions	2,467	—	2,467
Earn-out payment related to 2005 acquisition	—	4,126	4,126
Adjustments to other 2005 acquisitions	234	(707)	(473)
Amortization	(6,229)	—	(6,229)
Other (primarily changes in foreign currency exchange rates)	1,516	4,304	5,820

Balance as of September 30, 2006	$48,712	$274,918	$323,630

Other assets
Other assets increased to $16.6 million at September 30, 2006 from $15.6 million at December 31, 2005. The increase is due to the capitalization of $2.0 million in software development costs in our Software Solutions Segment, partially offset by $1.0 million in amortization of deferred financing costs.
Trade accounts payable
Accounts payable increased slightly to $204.7 million at September 30, 2006 from $202.7 million at December 31, 2005. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the growing Prepaid Processing Segment. During the nine-months ended September 30, 2006, this balance decreased by $4.1 million due to the timing of settlements for PIN inventory in Poland at the end of 2005 and $6.2 million due to reduced sales activity with a mobile operator in Spain. The offsetting increase was due mainly to the timing of the settlement process with mobile operators, mainly our e-pay subsidiaries in the U.K. and Australia.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities increased to $89.2 million at September 30, 2006 from $77.1 million at December 31, 2005. The December 31, 2005 balance included $3.2 million in accruals for the purchase of the remaining 6.25% ownership share of our subsidiary in India and the remaining 34% of our subsidiary in Serbia, Europlanet, which were settled during the first quarter 2006. Partially offsetting this decrease was $2.3 million in additional accruals related to Essentis at September 30, 2006, which was acquired in January 2006. The remaining increase of $13.0 million is primarily due the timing of the settlement process with mobile operators in our Prepaid Processing Segment subsidiaries in the U.K., Australia, Poland and New Zealand.
Income taxes payable
Income taxes payable increased to $11.0 million at September 30, 2006 from $8.2 million at December 31, 2005. This increase relates to difference between the timing of accruals for income taxes payable and the related tax payments. The amount of income tax payments that we make in certain jurisdictions is based on our profitability for 2005, while our accruals for income taxes are based on estimated profitability for the current year. Since the profitability of our operations is generally expected to increase for 2006 as compared to 2005, accruals for income taxes exceeded amounts paid during the nine months ended September 30, 2006.
Deferred revenue
Deferred revenue increased to $9.9 million as of September 30, 2006 from $8.0 million as of December 31, 2005. The increase is primarily due to the January 2006 acquisition of Essentis, a U.K.-based software solutions company that sells a leading card issuing and merchant acquiring software package. Deferred revenue generally results from unearned software maintenance that is billed in advance and from reaching contractual billing milestones ahead of earnings recognition for certain agreements. Deferred revenue primarily relates to our Software Solutions Segment and to the EFT Segment where contractual pre-payments are collected from customers in advance of providing services.

Debt obligations and capital leases
As of September 30, 2006, total indebtedness decreased to $349.8 million from $355.6 million as of December 31, 2005. During the second quarter 2006 we amended our October 2004, $50 million revolving credit agreement to extend the maturity date to May 26, 2009, established a new credit facility in India and expand the participating financial institutions from one to three. The amended and new agreements allow the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. Accordingly, balances outstanding under this facility are classified as long-term debt obligations. The $5.8 million decrease in debt obligations is primarily due to repayments of borrowings that were used to fund short-term working capital requirements, primarily in Spain. A summary of the activity in our debt obligations for the nine months ended September 30, 2006 is summarized in the table below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	9,146	1,548	5,290	—	—	15,984
Repayments	(12,761)	(5,704)	(5,993)	—	—	(24,458)
Capital lease interest accrued	—	—	1,354	—	—	1,354
Foreign exchange loss	251	502	608	—	—	1,361

Balance at September 30, 2006	3,979	11,896	18,919	140,000	175,000	349,794

Less — current maturities	—	(9,232)	(6,170)	—	—	(15,402)

Long-term obligations at September 30, 2006	$3,979	$2,664	$12,749	$140,000	$175,000	$334,392

Total stockholders’ equity
Total stockholders’ equity increased to $263.4 million at September 30, 2006 from $206.4 million at December 31, 2005. This $57.0 million increase is the result of:
•	$30.9 million in net income for the nine months ended September 30, 2006;

•	$4.1 million in common stock issued in settlement of the Dynamic Telecom earn-out;

•	$12.5 million from stock issued under employee stock plans;

•	$5.8 million in share-based compensation; and

•	$3.7 million change in accumulated other comprehensive income (loss).
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” If significant, this issue requires companies to disclose the policy of presenting such taxes in the income statement on either a gross or net basis. The provisions of this issue will be effective for Euronet beginning January 1, 2007.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosure with respect to uncertain tax positions. The provisions of FIN 48 will be effective for Euronet beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for Euronet beginning January 1, 2008.
We are in the process of determining the effect, if any, that the adoption of the above accounting pronouncements will have on our financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the nine months ended September 30, 2006, 84% of our revenues were generated in non-U.S. dollar countries compared to 86% for the nine months ended September 30, 2005. This slight decrease in revenues from non-U.S. dollar countries, compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. We estimate that a 10% depreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $3.6 million decrease. A 10% appreciation in these foreign currency exchange rates would have the combined effect on reported net income and working capital of a $3.6 million increase. This effect was estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.
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
Interest rate risk
As of September 30, 2006, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $349.8 million, approximately 90% relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 10% of total debt outstanding relates to debt obligations and capitalized leases with fixed payment and interest terms that expire between 2006 and 2011. We also have $50 million in revolving credit facilities that accrue interest at variable rates, which can be increased to $65 million at our option. Should we borrow this full $65 million under the revolving credit facility, in addition to approximately $11.9 million borrowed under other debt arrangements as of September 30, 2006, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.8 million.
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
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the nine-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. Management believes it has strong defenses to this action and, accordingly has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.
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
Our total assets include approximately $323.6 million, or 34% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. If operating results in any of our key markets, including the U.K., Germany, Spain, Australia, New Zealand or the U.S. deteriorate or our plans do not progress as expected when we acquired these entities, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets. Impairment charges would reduce reported earnings for the periods in which they are recorded. This could have a material adverse effect on our results of operations and financial condition.
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
An additional 12.2 million shares of Common Stock, representing 33% of the shares outstanding as of September 30, 2006, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of September 30, 2006, we had an aggregate of 3.2 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.4 million options are currently vested, which means they can be exercised at any time. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Additionally, based on current estimates, we may be required to issue up to 0.2 million shares of our Common Stock to the former owners of the Movilcarga Assets under contingent “earn-out” payments. The number of shares issued under the earn-out will depend upon the performance of Movilcarga and the trading price of our Common Stock at the time we make the earn-out payment. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005.

Accordingly, approximately 12.2 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.2 million total options and restricted stock awards outstanding, an aggregate of 1.3 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 3, 2006

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer

Exhibit Index

Exhibit	Description
10.1	Amendment No. 7 dated November 17, 2005 to $10,000,000 U.S. Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., Payspot, Inc., Euronet USA, Inc., Call Processing, Inc. and TelecommUSA, Inc. (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.2	Amendment No. 8 dated November 17, 2005 to the $40,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America N.A. (as Lender) (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.3	Amendment No. 8 dated May 26, 2006 to the $10,000,000 U.S. Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., Payspot, Inc., Euronet USA, Inc. and Call Processing, Inc. (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.4	Amendment No. 9 dated May 26, 2006 to the $30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.5	Euro/GBP Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America by our U.S. subsidiaries (filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.6	Rupee Credit Agreement dated May 26, 2006 among Euronet Worldwide, Inc. and Euronet India Pvt. Ltd. (as Borrowers) and Bank of America, N.A. acting through its Mumbai, India branch (filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.7	Rupee Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America, N.A. by Euronet Worldwide, Inc. (filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.8	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

31.1	Section 302 — Certifications of Chief Executive Officer

31.2	Section 302 — Certifications of Chief Financial Officer

32.1	Section 906 — Certification of Chief Executive Officer and Chief Financial Officer