Form 10-K
period 2006-12-31
EURONET WORLDWIDE INC
filed 2007-02-28
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 001-31648

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
Common Stock, $0.02 par value
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,252 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2006.
At February 23, 2007, the registrant had 37,733,605 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
OVERVIEW
General Overview
Euronet Worldwide, Inc. (“Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) operation and management services; card outsourcing services; software solutions; money transfer and bill payment services; and electronic prepaid top-up services to financial institutions, mobile operators and retailers. We operate and service the largest independent pan-European ATM network and the largest national private shared ATM network in India. We are also one of the largest providers of prepaid processing, or top-up services, for prepaid mobile airtime. We have processing centers in the U.S., Europe and Asia and have 17 principal offices in Europe, four in the Asia-Pacific region; four in the U.S. and one in the Middle East. We serve clients in approximately 100 countries. Our executive offices are located in Leawood, Kansas, U.S.
As of December 31, 2006, we operated in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 8,885 ATMs and more than 44,000 POS terminals across Europe, the Middle East, Africa and Asia Pacific. We provide comprehensive electronic payment and transaction processing solutions consisting of ATM network participation; outsourced ATM, POS and card management solutions; and electronic recharge services for prepaid mobile airtime purchases via an ATM or directly from the handset.
•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services. Including terminals owned by unconsolidated subsidiaries, we operate a network of more than 296,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services across more than 161,000 retail locations in the U.S., Europe, Africa and Asia Pacific. This segment also includes our money transfer and bill payment business, Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”). We provide electronic consumer money transfer services from the U.S. to destinations in Latin America, China, India and the Philippines and most recently from the U.K. to India. We also offer bill payment services to customers within the U.S., the U.K. and Poland.
•	A Software Solutions Segment, through which we offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. We have added a leading global credit card issuing and merchant acquiring system to our existing portfolio of software solutions through Euronet Essentis Ltd., which was formed upon the 2006 acquisition of U.K.-based Essentis Limited.
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
Until December 1998, we devoted substantially all of our resources to establishing and expanding our ATM network and outsourced ATM management services business in Central Europe (including Hungary, Poland, the Czech Republic and Croatia) and Germany. In December 1998, we acquired Arkansas Systems, Inc. (now known as “Euronet USA”), a U.S.-based company that produces electronic payment systems software for retail financial institutions internationally and that was a leading electronic payment software system for the IBM iSeries (formerly AS/400) platform. As a result of this acquisition, we were able to offer a broader and more complete line of services and solutions to the retail banking market, including software solutions related not only to ATMs, but also to POS devices, credit and debit card operations, the Internet, and telephone and mobile banking. We have invested in software research, development and delivery capabilities and have integrated our EFT Processing Segment and Software Solutions Segment. These two complementary segments present cross-selling opportunities within our combined customer base. We also use the electronic payment software system owned by Euronet USA in our operations center, creating opportunities to leverage the core infrastructure and software to provide innovative value-added electronic commerce products and services.
Between 1999 and 2001, we expanded our presence to Egypt, Greece, France and, in particular, the U.K., where we established a sizeable independent ATM network. We opened offices in each of these countries, and began to deploy Euronet-branded ATMs in addition to selling ATM outsourcing and network participation products and services.
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
In 2002, we entered into ATM outsourcing agreements and established an office in Slovakia. We also initiated operations in India, one of the largest emerging markets for ATM and card growth, by establishing the first and now the largest national private shared ATM network, called Cashnet. In the Indian market, we are focusing on ATM outsourcing services and electronic recharge products for replenishing prepaid mobile airtime via ATMs.
Euronet has progressively shifted its strategy from operating Euronet-owned ATMs to managing outsourced ATMs for financial institutions. In January 2003, we sold our ATM network in the U.K. and simultaneously signed a five-year ATM outsourcing agreement with the buyer. Additionally, in September 2003, we sold 272 ATMs in Hungary to an established Hungarian financial institution. In connection with the sale, we concurrently entered into a long-term outsourcing agreement and cash sponsorship arrangement with the financial institution. Due to the imposition of stringent new safety requirements for the operation of ATMs in France, which made it difficult to operate ATMs profitably, in May 2002 we sold our ATM operations in France.
Also in 2003, Euronet complemented its existing two business segments by acquiring a third business, e-pay Limited (“e-pay”), which had offices in the U.K. and Australia. e-pay focuses on processing transactions for prepaid services, primarily prepaid mobile airtime. We started reporting e-pay’s results in a new segment called the Prepaid Processing Segment. With this acquisition, we added offices in Basildon, U.K. and Sydney, Australia. Subsequent to this acquisition, e-pay expanded its operations into New Zealand, Ireland, Spain and Poland. Additionally, e-pay U.K. owns 40% of the shares of e-pay Malaysia Sdn Bhd (“e-pay Malaysia”), a company that offers electronic top-up in Malaysia and Indonesia. e-pay has agreements with mobile operators in those markets under which it supports the distribution of airtime to their subscribers through POS terminals.
Throughout 2003 and 2004, we expanded the Prepaid Processing Segment with acquisitions in Germany, Spain and the U.S. In November 2003, we acquired the German company, Transact Elektronische Zahlungssysteme GmbH (“Transact”), the market leader in electronic processing of prepaid mobile airtime top-up services in Germany. With this acquisition, we added an office in Martinsried, Germany. In November 2004, we established a Spanish entity, of which we hold an 80% interest, which purchased all of the prepaid processing and distribution assets of Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company. With this acquisition we added an office in Monzon, Spain. In the U.S. prepaid business, we enhanced our wholly owned subsidiary, PaySpot, Inc. (“PaySpot”), with four acquisitions of U.S.-based prepaid companies. In September 2003, we purchased all of the assets and assumed certain liabilities of Austin International Marketing and Investments, Inc. (“AIM”); in January 2004, PaySpot acquired 100% of the shares of Prepaid Concepts, Inc. (“Precept”); in May 2004, PaySpot acquired 100% of the assets of Electronic Payment Solutions (“EPS”); and in July 2004, PaySpot also acquired 100% of the shares of Call Processing, Inc (“CPI”).
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
We continued to focus on expanding our Prepaid Processing Segment in 2005. In March 2005, we acquired 100% of the assets of Telerecarga S.A. (“Telerecarga”), a Spanish prepaid wireless top-up company. With this acquisition, we added an office in Madrid, Spain. We also increased our ownership stake in ATX Software Ltd. (“ATX”), a U.K.-based provider of electronic prepaid voucher solutions in Europe, Africa and other regions, from 10% to 51%. At the same time, we acquired 100% of the assets of Dynamic Telecom, Inc. (“Dynamic”), a prepaid service provider in the U.S. In May 2005, we launched our money transfer and bill payment services with the acquisition of TelecommUSA. With this acquisition, we formed Euronet Payments & Remittance and added an office in Charlotte, North Carolina, U.S. We now provide electronic consumer money transfer services from the U.S. to destinations in Latin America, China, India and the Philippines, and most recently, from the U.K. to India. We also offer bill payment services within the U.S., the U.K. and Poland. In two separate transactions, one in April 2005 and one in December 2005, we purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing our share ownership in Europlanet to 100%. Europlanet is a debit card processor that owns, operates and manages a network of ATMs and POS terminals. Our initial 36% interest was acquired during 2002. For more information on these acquisitions see Note 4 — Acquisitions to the Consolidated Financial Statements.
In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB” or “China Postal”), a financial institution located and organized in China. Under the pilot agreement we deployed and are providing all of the day-to-day outsourcing services for a total of 87 ATMs in Beijing, Shanghai and the Guangdong province, the three largest commercial centers in China. Additionally, during the third quarter 2006, we signed an ATM outsourcing agreement with a leading multinational bank to deploy 50 ATMs in China beginning in January 2007. We are the first, and currently the only, provider of end-to-end ATM outsourcing services in China and we have established a technical processing and operations center in Beijing to operate these ATMs.
Also, in January 2006, we acquired the assets of Essentis Limited (“Essentis”), a U.K. company that developed a leading card issuing and merchant acquiring software system. With this acquisition, we added an office in Watford, U.K. The Essentis payment card issuing and merchant acquiring system is specifically designed to meet the needs of international institutions. Currently, institutions such as Bank of China, UBS, Moneris and ABN Amro, among others, are using Essentis Software. In addition to traditional software licensing, professional services and maintenance, we believe that the Essentis software will enable us to enter into and grow the card issuing and merchant acquiring business as an outsourcer and allow us to cross-sell our other EFT outsourcing offerings to Essentis customers.
Also in 2006, we expanded our prepaid operations into Austria using our German prepaid platform, Transact. We are leveraging one hundred percent of Transact’s business resources to oversee the Austrian market, which is our eleventh prepaid market.
In 2006, we successfully launched our EFT operations in Bulgaria and began deploying Euronet-branded ATMs. In April 2006, we opened an office in Kiev, Ukraine. We subsequently signed an ATM outsourcing agreement, which represents the first end-to-end ATM outsourcing agreement of its kind in Ukraine. We continue to be excited about the opportunities available in Central and Eastern European markets and our progress is indicative of the expansion opportunities available in these new markets.
In November 2006, we signed a stock purchase agreement to acquire Los Angeles-based RIA Envia, Inc. (“RIA”), the third-largest global money transfer company. Established in 1987, RIA originates transactions through a network of over 10,000 sending agents and 98 company-owned stores located throughout 13 countries in North America, the Caribbean, Europe and Asia and terminates transactions through a payer network of over 32,000 locations across 82 countries. We expect the acquisition to create significant opportunities for us in the growing money transfer industry, including the opportunity to provide RIA’s money transfer services to many of our prepaid top-up locations and to provide our prepaid services through RIA’s stores and agents worldwide. We also believe the geographic, economic and relationship synergies between RIA and our business are substantial and position us to provide remittance services across many markets around the world. Subject to regulatory approvals and other customary closing conditions, we anticipate the transaction to close during the first half of 2007.
Subsequent Developments
Agreement to acquire La Nacional — During January 2007, we signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. La Nacional is a money transfer company originating transactions through a network of sending agents and company-owned stores, located primarily in the Northeastern U.S., and terminating transactions through a worldwide payer network, primarily in the Dominican Republic. In addition to gaining a significant share of the U.S. to Dominican Republic money transfer corridor, the La Nacional acquisition will strengthen our retail presence in the Northeastern U.S. In connection with signing the agreement, we deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
We have become aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. We are currently gathering additional information to assess the impact of these arrests on La Nacional and on our potential acquisition of that company. The outcome of our analysis is currently uncertain. No assurance can be given that we will close the La Nacional acquisition. See “Management Discussion and Analysis — Liquidity and Capital Resources — Other trends and uncertainties.”
Additionally, in January 2007, pursuant to a purchase agreement signed in August, 2006, we completed the acquisition of Brodos Romania SRL (“Brodos Romania”), a subsidiary of Brodos AG, a privately held German company providing retail and electronic distribution services to the mobile telephone industry. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania. Founded in 2001, Brodos Romania specializes in processing electronic purchases of prepaid mobile phone airtime primarily on POS terminals in Romania. The company also offers electronic recharge or top-up services for mobile airtime through ATMs, PC and electronic cash register systems. Brodos Romania marks our entry into the Romanian prepaid market, which is our twelfth prepaid market.
During February 2007, we completed the acquisition of the stock of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition will enhance our Prepaid Processing Segment business in the U.K.

BUSINESS SEGMENT OVERVIEW
For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15 — Business Segment Information to the Consolidated Financial Statements.
EFT PROCESSING SEGMENT
Overview
Our EFT Processing Segment provides outsourcing and network services to financial institutions and mobile phone companies, primarily in the developing markets of central, eastern and southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Albania, Serbia, Greece, Bulgaria and Ukraine), the Middle East, Africa and Asia Pacific (India and China), as well as in developed countries of Western Europe (Germany and the U.K.). We provide these services either through our Euronet-owned ATMs or through contracts under which we operate ATMs on behalf of financial institutions. Although all of these markets present opportunities for expanding the sales of our services, we believe opportunities for growth in the ATM services business are greater in our developing markets.
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. This element of revenue has been increasing over the last few years. Revenue sources of the EFT Processing Segment also include POS and credit and debit card network management revenue and prepaid mobile phone recharge revenue from ATMs or mobile phone handsets and ATM advertising revenue. The number of ATMs we operated increased from 7,211 at December 31, 2005 to 8,885 at December 31, 2006.
We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years as indicated in the following table:

(in millions)	2002	2003	2004	2005	2006
EFT processing transactions per year	79.2	114.7	232.5	361.5	463.6
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Athens, Greece; Belgrade, Serbia; and Beijing, China. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package. Our significant processing centers in Budapest and Mumbai both have an off-site real-time back up iSeries computer. This backup serves to replicate our existing data center and in the event of failure, would be used to bring up our system using data from our principal processing center. The processing centers’ data backup systems are designed to prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. Our software package is state-of-the-art and conforms to all relevant industry standards. The processing centers’ computers operate our ATMs and interface with financial institutions and international transaction authorization centers, including over 80 host-to-host connections with financial institutions and card organizations. Our EFT processing centers have been certified by a number of transaction exchange entities, such as Visa, LINK (UK’s national ATM interchange network) and Europay/MasterCard.
EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to financial institutions and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, and cash settlement, forecasting and reporting. Since our infrastructure is sufficiently robust to support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than card acceptance agreements, described below.
Euronet-Branded ATM Transaction Processing
Our Euronet-branded ATM network in central Europe is managed by an operations center that uses the Software Solutions Segment’s Integrated Transaction Management (“ITM”) core software solution. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express, Diners Club International, Visa, MasterCard/Europay and China Union Pay organizations. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international associations of card issuers.
In a typical ATM transaction, the transaction is routed from the ATM to our processing center, and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorizing ATM transactions processed on our ATMs. This process normally takes less than 30 seconds.
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
Card Acceptance or Sponsorship Agreements
Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATM machines we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect an institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM, although we have contracted with a financial institution for cash supply in the Czech Republic. Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or are adjusted for inflation. Transaction fees are billed to financial institutions and card organizations with payment terms typically no longer than one month.
Other Products and Services
Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include electronic bill payment, ATM advertising and the sale of prepaid mobile airtime recharge services from ATMs or mobile phone devices. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers and intend to implement additional services as markets develop.
In Poland, Hungary, Croatia, Romania, Czech Republic, Slovakia, India and the U.K., we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We operate networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts. We began to distribute prepaid mobile telephone vouchers on our networks in Hungary and Poland in November 1999. In May and October 2000, we added this service to our Czech Republic and Croatian ATM networks, respectively. In Poland, Hungary and Croatia, we have contracts with all of the local mobile operators.
We have expanded our outsourced management solutions beyond ATMs to include credit and debit card and POS terminal management and additional services, such as bill payment and prepaid mobile operator solutions. We support these services using our proprietary software products.
Since 1996, we have sold advertising on our network. Clients can display their advertisements on our ATM video screens, on the ATM receipts and on coupons dispensed with cash from the ATMs.

EFT Processing Segment Strategy
We believe financial institutions in both developing and developed markets are becoming more receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us and we offer them to financial institutions under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs that we operate under management agreements and continued development of our credit and debit card outsourcing business should provide continued growth while minimizing our capital investment.
We continually strive to make our own ATM networks more efficient by eliminating the underperforming ATMs and installing ATMs in more desirable locations. Moreover, we will make selective additions to our own ATM network if we see market demand and profit opportunities.
The EFT Segment’s ATM and Mobile Recharge line of services was substantially strengthened through complementary services offered by our Prepaid Processing Segment, where we provide top-up services through POS terminals. We intend to expand our technology and business methods into other markets where we operate and expect to leverage our relationships with mobile operators and financial institutions to facilitate expansion.
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
Segment Significant Customers and Government Contracts
No individual customer makes up greater than 10% of consolidated total revenue, and we do not have any government contracts in the EFT Processing Segment. Our outsourcing contracts generally provide for a term of three to seven years and are automatically renewed unless either party provides written notice of non-renewal prior to the termination date. In some cases, the contracts are terminable by either party upon six months notice.
Competition
Our principal EFT Processing competitors include ATM networks owned by financial institutions and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to financial institutions and independent ATM deployers in a particular country. Additionally, large, well-financed companies that operate ATMs offer ATM network and outsourcing services, and those that provide card outsourcing, POS processing and merchant acquiring services also compete with us in various markets. None of these competitors have a dominant market share in any of our markets. Competitive factors in our EFT Processing Segment include breadth of service offering network availability and response time, price to both the financial institution and to its customers, ATM location and access to other networks.
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
PREPAID PROCESSING SEGMENT
Overview
We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific, money transfer services to customers from the U.S. to destinations in Latin America, China, India and the Philippines, and bill payment services to customers within the U.S., U.K. and Poland. We are one of the largest providers of prepaid processing, or “top-up” services, for prepaid mobile airtime. We provide electronic top-up services for prepaid mobile airtime primarily in the U.K., Germany, Austria, Spain, Poland, Ireland, Australia, New Zealand, Malaysia, Indonesia and the U.S. on a network of more than 296,000 POS terminals across more than 161,000 retailer locations.
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

In May 2005, we launched our money transfer and bill payment services, Euronet Payments & Remittance, with the acquisition of TelecommUSA, a licensed money transfer and bill payment company in the U.S. Our patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and Integrated Cash Register Systems (“ICR”). Transactions can also be initiated through PC, fax or telephone. We plan to expand our money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas, U.S. The Basildon and Martinsried processing centers have off-site real time backup processing centers that are capable of providing high availability in the event of failure of the primary processing centers. Our processing centers in the U.S. and Madrid have on-site backup system designed to prevent the loss of transaction records due to power failure.
Sources of Revenue
The major source of revenue generated by our Prepaid Processing Segment is commissions or processing fees received from mobile operators and other telecommunications service providers or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. The Prepaid Processing Segment also includes transaction fee revenue earned in the money transfer and bill payment business, as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We have origination and distribution agents in place for our money transfer services, which each earn a fee for the cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, a shift has occurred in these markets away from usage of scratch cards to more efficient e-top-up methods. In the U.K., for example, we estimate that in early 2000 approximately 10% of all top-ups were performed through e-top-ups and 90% through scratch cards. By December 2006, we estimate that as much as 97% of all U.K. top-ups in the retail channel were performed through e-top-ups and only 3% through scratch cards. This estimation excludes other methods of top-up through channels such as ATMs and/or directly with a mobile network operator.
Our Prepaid Processing Segment processes the sale of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. In some markets, we enter into agreements with mobile phone operators and connect directly to their back-office systems. In other markets, we distribute mobile phone time by connecting directly to the mobile operators or by purchasing PINs that enable airtime top-up. We then distribute the mobile phone time electronically through POS terminals, either via a direct credit from the mobile operator to the mobile phone, or via the sales of PINs. The business has grown rapidly over the past few years as new retailers have been added and prepaid airtime distribution has switched from scratch cards to electronic means.
In our prepaid markets, we expand our distribution networks through the signing of new contracts with retailers, and in some markets, through acquisition of existing networks. We also seek to improve the results of our existing networks through the addition of new mobile operators in markets where we do not already distribute all of the available prepaid time and the addition of other prepaid products not necessarily related to the mobile operators. In addition, in the U.S. we are expanding our sales presence in all sales segments. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”) that are paid a commission for delivering us contracts with retailers in their network to distribute PINs from their terminals. In addition, we are increasing our focus on direct relationships with independent convenience store retailers and chains, where we can negotiate agreements with the merchant on a multiyear basis.

To distribute PINs, we establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of mobile airtime are completed, the customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the phone time sold. We maintain systems that enable us to monitor the payment practices of each retailer. In the U.K. and Australia, these amounts are deposited in accounts that are held in trust for the mobile operators. In other countries, trust arrangements are not required and retailer accounts are directly debited on a contractually defined basis.
Prepaid Processing Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions on our POS network across the U.S., Europe, Africa and Asia Pacific for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer’s electronic cash register (“ECR”) system that is connected to our network to buy prepaid airtime. The customer will select a predefined amount of prepaid airtime from the carrier of his choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile operator or drawing from our inventory of PINs, the purchased amount of airtime will be either credited to the consumer’s account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call a mobile operator’s toll free number to activate the purchased airtime to this consumer’s mobile account.
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
We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last four years as indicated in the following table:

(in millions)	2003	2004	2005	2006
Prepaid processing transactions per year	102.1	228.6	348.1	458.1
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. In all cases, we have contracts with the retailers. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months’ notice.
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

Money Transfer and Bill Payment Transaction Processing
Our patented card-based money transfer and bill payment system allows transactions to be initiated primarily through POS terminals and ECRs at retail locations. We currently provide money transfer services from the U.S. to destinations in Latin America, China, India and the Philippines, and most recently, from the U.K. to India, and bill payment services within the U.S., where we process POS and ECR transactions through retail stores. Both types of transaction services start with a consumer in a retail store. The retailer uses the consumer’s card or accepts cash to process a money transfer or bill payment transaction. The retailer swipes the card on a specially programmed POS terminal in the shop or the retailer’s ECR system that is connected to our network, enters the beneficiary number available on the back of the card, dollar amount of the transaction and finally the retailer’s PIN number. The POS device or ECR system then transmits the selected transaction to our processing center and we approve the transaction using the electronic connection we maintain with the retailer, which enables the retailer to generate two receipts. The retailer returns the consumer’s card and the first receipt and keeps the second one for his records to show the transaction was completed. It takes approximately 30 seconds to originate a money transfer or bill payment transaction with our patented card-based system.
We also offer bill payment services to our Prepaid merchant base in Poland and the U.K., where we process POS transactions through retail stores.
Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime, money transfer and bill payment are the primary products distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer (“EFT”) to process credit and debit card payments for retail merchandise.
Prepaid Processing Segment Strategy
We plan to expand our prepaid processing business in our existing markets and new markets by taking advantage of our existing relationships with mobile phone operators and retailers. Although all of these markets present opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the Prepaid Processing Segment are greater in Poland, Germany and the U.S., where there is significant organic growth in the prepaid markets or a shift is occurring from scratch cards to electronic top-up.
Growth in our money transfer and bill payment services business will be driven by the continuation of global worker migration patterns; our ability to manage rapid growth; our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally; and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. Currently, we are primarily focused on the U.S. to Latin America market and mostly recently, we expanded our money transfer services to China, India and the Philippines from the U.S and to India from the U.K. We also have plans to expand our money transfer services to other markets internationally. Within the U.S., we are focusing on increasing our sending locations in existing licensed states by leveraging our access to over 20,000 terminals, and obtaining licenses to operate in certain key states. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop.
Additionally, we expect the potential completion of the acquisition of RIA to enable us to significantly expand our money transfer sending and receiving locations worldwide. RIA has established high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. We see this as a strong advantage to growing our market share in other key regions.
Seasonality
Our business is significantly impacted by seasonality. We normally experience our highest revenue level during the fourth quarter of each year, followed in order by the second quarter, third quarter and first quarter. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized from our three business segments is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced a less than 5% difference between the second and third quarters of each year. The impact of seasonality has been masked for the last two years due to significant growth rates resulting from continued shifts from scratch cards to electronic top-up and acquisitions. There can be no assurance that this will be the case for future years.
Significant Customers and Government Contracts
No individual customer makes up greater than 10% of consolidated total revenue and we do not have any government contracts in any country within the Prepaid Processing Segment.

Competition
We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. None of these companies is dominant in any of the markets where we do business.
We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of electronic prepaid mobile airtime for longer than most of our competitors and have significant market presence in those markets. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this improves our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets, we expect to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our Transact subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or nonexistent.
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
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional financial institutions and independent sales organizations.
SOFTWARE SOLUTIONS SEGMENT
Overview
Through our Software Solutions Segment, we offer an integrated suite of card and retail transaction delivery applications for the IBM iSeries platform and a mainframe suite of applications serving card issuing and merchant acquiring needs. These applications are generally referred to as Euronet Software.
“Integrated Transaction Management” (“ITM”), our core system i-Series solution, provides for transaction identification, transaction routing, security, transaction detail logging, network connections, authorization interfaces and settlement. Front-end systems in this product support ATM and POS management, telephone banking, internet banking, mobile banking and event messaging. These systems provide a comprehensive solution for ATM, debit or credit card management and bill payment facilities. We also offer increased functionality to authorize, switch and settle transactions for multiple financial institutions through our GoldNet module. We use GoldNet for our own EFT requirements to process transactions across multiple countries in Europe and the Asia-Pacific.
In January 2006, we added a world-class back-office credit and debit card issuing and merchant acquiring system to our existing portfolio of software solutions through the acquisition of Essentis. The Euronet Essentis solution is designed specifically to meet the specialized needs of large or complex multinational card issuers and acquirers. A modern layered architecture with full XML connectivity, this solution also allows the integration with multiple delivery channels, such as the Internet, mobile devices and voice recognition systems. The Euronet Essentis solution is compliant with international payment scheme regulations, supports EMV (Europay/MasterCard and Visa), offers clearing and settlement interfaces and has the capability to maintain regional compliance.
Although our Software Solutions Segment is headquartered in the U.S., the majority of our software customer base is international and, in particular, located in developing markets. This international customer mix is largely because our ITM software products consist of relatively small and inexpensive solutions that are appropriate for smaller financial institutions with up to $10 billion in assets and various transaction processing needs. Euronet ITM Software is the preferred transaction-processing software for institutions that operate their back office using the IBM iSeries platform, which is also a relatively inexpensive, expandable hardware platform. Our Essentis product line is targeted to large financial institutions operating in a mainframe environment. We believe demand will continue for our software from financial institutions in many markets and throughout the developing world as new financial institutions are established. Once a customer purchases our ITM or Essentis software and installs the core system, we provide a series of modules, upgrades and maintenance services that often result in recurring revenues.
Our customer services support “follow-the-sun” initiatives, which represent the Company’s commitment to providing same time zone support for our customers worldwide. We have one center covering Europe, the Middle East and Africa (“EMEA”); one center covering the Americas; and one center covering the Asia-Pacific region. This coverage presents several benefits to our customers, including immediate access to live technical support, infrastructure expansion to aid in faster problem resolution and in-depth knowledge of the uniqueness of conducting business in the various regions.

Software Solutions Segment Strategy
Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have identified opportunities to provide processing services to our software solutions customers and our ability to develop, adapt and control our own software gains us credibility with our processing services customers. We have been able to enter into agreements under which we use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution permits us to enter new markets without significant cash outlay. Our ITM software is used by our Budapest, Mumbai, Athens, Beijing and Belgrade operations centers in our EFT Processing Segment, including our Euronet Middle East JV processing center in Bahrain, resulting in cost savings and added value compared to third-party license and maintenance options.
Additionally, since the acquisition of Essentis in January 2006, our market position has strengthened significantly. The Essentis product range allows us to offer the mainframe as an additional processing platform to provide an end-to-end solution to both card issuers and merchant acquirers.
Our strategy in the Software Solutions Segment in 2006 continued to include improvement of the application functionality for our core debit and credit solutions, prepaid solutions and our user interfaces to our product solutions. Additionally, we continued to focus on expanding our point release process with significant adoption from our customer base. This process allows existing customers to annually upgrade their systems to current versions of software components, adding new features and functionality and improving the process of installing new products. Our software continues to be upgraded as new compliance mandates are announced by international card organizations involving initiatives such as EMV chip card support. In 2006, we added several new customers including one leading financial institution for Essentis software.
During the last six years, we have continued our strategy of signing customers to extended long-term software maintenance agreements. We continue to invest in emerging markets and technologies that complement our processing and software solutions.
Seasonality
The Software Solutions Segment is not materially affected by seasonality.
Significant Customers and Government Contracts
No individual consumer makes up greater than 10% of consolidated total revenue and there are no government contracts with any country within the Software Solutions Segment.
Backlog
We define “software sales backlog” as fees specified in contracts, which have been executed by us and for which we expect recognition of the related revenue within one year. At December 31, 2006, the revenue backlog was $9.2 million, compared to $4.2 million at December 31, 2005. The average backlog was $8.7 million in 2006 and $4.0 million for 2005. We intend to continue expediting the delivery and implementation of software in an effort to maintain backlog sales, while simultaneously replenishing the backlog through continuing product sales growth.
Competition
For our ITM product line, we are the leading supplier of electronic financial transaction processing software for the IBM iSeries platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Additionally, for ITM, other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specifically targeted customers consisting of financial institutions that operate their back office systems with the IBM iSeries. For Essentis, we are a strong supplier of electronic payment processing software for card issuers and merchant acquirers on a mainframe platform. Our competition includes products owned and marketed by other software companies as well as large well-financed companies that offer outsourcing and credit card services to financial institutions. We believe our Essentis offering is one of the few software solutions in this product area that has been developed as a completely new system, as opposed to a re-engineered legacy system, taking full advantage of the latest technology and business strategies available.
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

PRODUCT RESEARCH, DEVELOPMENT AND ENHANCEMENT
We have made an ongoing commitment to the maintenance and improvement of our products and services. We regularly engage in product development and enhancement activities in each of our business segments aimed at the development and delivery of new products, services and processes to our customers.
For ITM, these include:
•	prepaid,

•	bill payment and presentment,

•	ATM monitoring,

•	applications for mobile devices,

•	wireless banking software products, and

•	user interfaces.
For Essentis, these include:
•	SEPA (Single European Payments Area),

•	prepaid,

•	service oriented architecture, and

•	user interfaces.
We also engage in research and development activities in our Software Solutions Segment to continually improve our core software products.
Our research and development costs for software products to be sold, leased or otherwise marketed totaled $7.3 million in 2006 and $2.7 million in 2005 and 2004. Amounts capitalized were $3.2 million, $0.8 million and $0.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. The increase for 2006 as compared to 2005 is primarily a result of our acquisition of Essentis in January 2006 as discussed in Note 4 — Acquisitions to the Consolidated Financial Statements. Amounts capitalized are included on our Consolidated Balance Sheets in other long-term assets. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. See Note 17 — Research and Development to the Consolidated Financial Statements for a more detailed summary of the prior three years research and development capitalized costs and related amortization expense.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For a discussion of results from operations, property and equipment, and total assets by geographic location, please see Note 15 — Business Segment Information to the Consolidated Financial Statements.
EMPLOYEES
Our business is highly automated and we outsource many specialized, repetitive functions such as ATM maintenance and installation, cash delivery and security. As a result, our labor requirements for ongoing operation of our EFT and prepaid networks are relatively small and are centered on monitoring activities to ensure service quality and cash reconciliation and control. We also have customer service departments in all divisions to investigate and resolve reported problems in processing transactions. We have technical service departments to implement new connections with financial institutions and mobile operators and adapt POS terminals to our central processing centers.
We had 1,098, 926 and 651 employees as of December 31, 2006, 2005 and 2004, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees and we have never experienced any work stoppages or strikes by our workforce.
GOVERNMENT REGULATION
With the exception of our money transfer business, our business activities do not constitute “financial activities” subject to licensing in any of our current markets. Our money transfer business is subject to licensing in all U.S. states and foreign markets where we operate. Any expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany without a sponsor. In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor financial institution. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with our sponsor institution, or the ability to enter into a similar agreement with another institution in the event of the termination of such agreement. In January 2004, we entered into a new sponsorship agreement with Bankhaus August Lenz (“BAL”) canceling an agreement with DiBa Bank, our previous sponsor. While we believe, based on our experience, we should be able to find a replacement for BAL if the agreement with BAL is terminated for any reason, the inability to maintain the BAL agreement or to enter into a similar agreement with another institution upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see Item 1A — Risk Factors.
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
During 2000 and 2001, we filed patent applications for a number of our new software products and our new processing technology, including our recharge services and a browser-based ATM operating system. In 2003, we filed a patent application with the U.S. Patent Office for our POS recharge products in support of e-pay and PaySpot technology. As of the date of this report, these patents are still pending. Our wholly-owned subsidiary, Euronet Payments & Remittance, has a patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems. Technology in the areas in which we operate is developing very rapidly and we are aware that many other companies have filed patent applications for similar products. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, the Prepaid Processing business is an area in which many “process patents” have been filed in the U.S. over recent years covering processes that are in wide used in the industry. If their patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.
EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of February 28, 2007 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	50	July 1994	Chairman, Chief Executive Officer and President
Jeffrey B. Newman	52	December 1996	Executive Vice President — General Counsel
Rick L. Weller	49	November 2002	Executive Vice President — Chief Financial Officer
Miro I. Bergman	44	January 2001	Executive Vice President — Chief Operations Officer, Prepaid Processing Segment
John Romney	40	April 2005	Executive Vice President — Managing Director, EMEA EFT Division
MICHAEL J. BROWN is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996. He also founded our predecessor in 1994 with Daniel R. Henry. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet’s predecessor companies. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri — Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri — Kansas City in 1997. Mr. Brown is married to the sister of the wife of Daniel R. Henry.
JEFFREY B. NEWMAN, Executive Vice President, General Counsel. Mr. Newman has been Executive Vice President and General Counsel of Euronet since January 2000. He joined Euronet in December 1996 as Vice President and General Counsel. Prior to this, he practiced law with the Washington D.C. based law firm of Arent Fox Kintner Plotkin & Kahn and the Paris based law firm of Salans Hertzfeld & Heilbronn. He is a member of District of Columbia and Paris bars. He received a B.A. in Political Science and French from Ohio University in 1976 and law degrees from Ohio State University and the University of Paris.
RICK L. WELLER, Executive Vice President, Chief Financial Officer. Mr. Weller has been Executive Vice President and Chief Financial Officer of Euronet since he joined Euronet in November 2002, when he joined the company. From January 2002 to October 2002 he was the sole proprietor of Pivotal Associates, a business development firm. From November 1999 to December 2001, Mr. Weller held the position of Chief Operating Officer of ionex telecommunications, inc., a local exchange company. He is a certified public accountant and received his B.S. in Accounting from University of Central Missouri.
MIRO I. BERGMAN, Executive Vice President, Chief Operating Officer — Prepaid Processing Segment. Mr. Bergman joined the company in March 1997 and has been Executive Vice President and Chief Operating Officer — Prepaid Processing Division since April 2005. He has been an Executive Vice President since January 2001. He served as Country Manager for the Czech Republic from 1997 to 1999 and then became area manager responsible for our operations in Central Europe. From 2000 until 2005, he served as Managing Director of the EFT Division for the Europe, Middle East, and Africa (EMEA) region. Mr. Bergman received his B.S. in Business Administration from the University of New York at Albany and an M.B.A. from Cornell University.
JOHN ROMNEY, Executive Vice President, Managing Director, EMEA EFT Division. Mr. Romney has been Executive Vice President and Managing Director of the EMEA EFT Division since April 2005. Mr. Romney joined Euronet in February of 1997. He served in various positions in the EFT Division, including Senior Vice President and Regional Director for Central EMEA (from 2002 to 2004), Regional Manager: Southern Europe and Middle East (from 2000 to 2002) and Managing Director of our Croatian subsidiary (from 1997 to 1999). Mr. Romney received a B.S. degree in Finance from the University of Notre Dame.
Resignation of Executive Officer
DANIEL R. HENRY, one of the founders of Euronet, resigned his role as Chief Operating Officer and President with the Company effective December 31, 2006. Mr. Henry co-founded our predecessor in 1994 with Michael J. Brown, who serves as the Company’s Chairman and Chief Executive Officer. Mr. Henry has played a key role in shaping Euronet’s strategy and success over the years and served as the Company’s COO since 1996 and as President since 2001. Mr. Henry will continue to serve as a director of the Company for at least the remainder of his three-year term ending in 2009. We do not plan to replace Mr. Henry immediately and will divide his day-to-day responsibilities among CEO Mike Brown and other key executives. Our Board of Directors elected Michael J. Brown to the additional position of President, effective December 31, 2006. Mr. Henry will continue to work closely with the Company and support it in an advisory role as needed on special projects. Mr. Henry is married to the sister of the wife of Michael J. Brown.
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
The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website at www.euronetworldwide.com in the “Investors” section.
We will also provide printed copies of these materials to any stockholders, upon request to Euronet Worldwide, Inc., 4601 College Boulevard, Suite 300, Leawood, Kansas, U.S.A. 66211, Attention: Investor Relations.
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
We have a substantial amount of indebtedness. As of December 31, 2006, our total liabilities were $819.8 million and our total assets were $1,108.1 million. Of the total liabilities, $315.0 million is comprised of contingently convertible debentures that may be settled in stock. Additionally, subject to regulatory approvals and other customary closing conditions, we have agreed to acquire RIA Envia, Inc. (“RIA”), for which we expect to incur approximately $180 million in additional long-term debt. See “Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity — Other trends and uncertainties.” We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

•	because a portion of our indebtedness and other obligations are denominated in foreign currencies, and because a portion of our debt bears interest at a variable rate of interest, our actual debt service obligations could increase as a result of adverse changes in foreign currency exchange rates and/or interest rates.
Restrictive covenants in our credit facilities may adversely affect us.
If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. This default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have.
Our credit facilities contain a variety of restrictive covenants that limit our ability to incur debt, make investments, pay dividends and sell assets. In addition, these facilities require us to maintain specified financial ratios (as defined), including Debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to fixed charges, and satisfy other financial condition tests, including a minimum EBITDA test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facilities. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a substantial portion of our assets as security under the credit facilities. If the lenders under either credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness.
Our business may suffer from risks related to our recent acquisitions and potential future acquisitions, including our agreement to acquire RIA, and subsequent to December 31, 2006, our agreement to acquire La Nacional.
A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. During the fourth quarter 2006, subject to regulatory approvals and customary closing conditions, we agreed to acquire RIA. If completed, this will be our largest acquisition to date. Also, during January 2007, subject to regulatory approvals and customary closing conditions, we agreed to acquire La Nacional. No assurance can be given that these acquisitions will close. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other trends and uncertainties." We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to close, successfully integrate or otherwise realize the anticipated benefits of those acquisitions could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
•	The integration plan for our acquisitions are based on benefits that involve assumptions as to future events, including leveraging our existing relationships with mobile phone operators and retailers as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plan in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired business;

•	The execution of our integration plans may divert the attention of our management from other key responsibilities;

•	We may assume unanticipated liabilities and contingencies; or

•	Our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.
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
Our total assets include approximately $326.3 million, or 29% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including the U.K., Germany, Spain, Australia, New Zealand or the U.S. deteriorate or our plans do not progress as expected when we acquired these entities, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets. As previously disclosed, we have experienced a loss of revenues and profits in Spain due to a reduction of certain exclusive commission arrangements that were in effect until May 2006. Also, during the second quarter 2006, we entered into distribution agreements for additional products and prepaid airtime from the two other primary mobile operators in Spain. The projections that support goodwill from our Spanish acquisitions include growth in profitability that is dependent on a number of factors. These factors include: our ability to maintain or increase the level of gross margin that we earn with each transaction; our ability to increase transaction levels through sale of the prepaid mobile airtime of the two other major mobile operators; our ability to increase the quantity of product offerings included on our network of POS terminals, including money transfer, bill payment and other prepaid products; and our ability to avoid additional investments. If operating results do not progress as expected, or if we are required to make additional investments, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets associated with our Spanish business. Impairment charges would reduce reported earnings for the periods in which they are recorded. This could have a material adverse effect on our results of operations and financial condition.
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
Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:
•	the demand for our ATM services in our current target markets;

•	the ability to locate appropriate ATM sites and obtain necessary approvals for the installation of ATMs;

•	the ability to install ATMs in an efficient and timely manner;

•	the expansion of our business into new countries as currently planned;

•	entering into additional card acceptance and ATM outsourcing agreements with banks;

•	the ability to obtain sufficient numbers of ATMs on a timely basis; and

•	the availability of financing for the expansion.
We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into or maintain outsourcing contracts with us. Banks are very deliberate in negotiating these agreements and the process of negotiating and signing outsourcing agreements typically takes six to twelve months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is also affected by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from entry into or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable. Increasing consolidation in the banking industry could make this process less predictable.
We currently offer prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific and we currently offer money transfer services from the U.S. to Latin America and from the U.K. to India, and bill payment services within the U.S. We plan to expand in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers. This expansion will depend on various factors, including the following:
•	the ability to negotiate new agreements in these markets with mobile phone operators, banks and retailers;

•	the continuation of the trend of increased use of electronic prepaid mobile airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the increase in the number of prepaid mobile phone users; and

•	the availability of financing for the expansion.
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
We are subject to business cycles and other outside factors that may negatively affect our business.
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
The growth and profitability of our prepaid business is dependent on certain factors that vary from market to market.
Our Prepaid Processing Segment derives revenues based on processing fees and commissions from mobile and other telecommunication operators and distributors of prepaid wireless products. Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile phone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia, Spain and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, these factors will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also, competition among prepaid distributors results in retailer churn and the reduction of commissions paid by mobile operators, although a portion of such reductions can be passed along to retailers. In the last year, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in transactions, driven by acquisitions and organic growth. We do not expect to continue this rate of growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.
Our prepaid mobile airtime top-up business may be susceptible to fraud occurring at the retailer level.
In our Prepaid Processing Segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile airtime, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. We can provide no assurance that retailer fraud will not increase in the future or that any proceeds we receive under our credit enhancement insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.
Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.
Our contracts with mobile phone operators to process prepaid mobile airtime recharge services typically have terms of less than three years. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to three years and our contracts with smaller retailers typically may be canceled by either party upon three to six months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, commission terms or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse effect on our business, financial condition or results of operations.
The processes and systems we employ may be subject to patent protection by other parties.
In certain countries, including the U.S., patent protection legislation permits the protection of processes and systems. We employ processes and systems in various markets that have been used in the industry by other parties for many years, and which we or other companies that use the same or similar processes and systems consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes and systems employed in the prepaid processing industry in the U.S. and elsewhere. We believe the processes and systems we use have been in the public domain prior to patents we are aware of. The question of whether a process or system is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement which could be trebled if the infringement was found to be willful. We may also be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in fee and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement. Any such occurrences could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.
The level of transactions on our ATM and prepaid processing networks is subject to substantial seasonal variation, which may cause our quarterly results to fluctuate materially and create volatility in the price of our shares.
Our experience is that the level of transactions on our networks is subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs and prepaid mobile airtime top-ups during the holiday season. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. Since revenues of the EFT Processing and Prepaid Processing Segments have transaction-based components, these segments are directly affected by this seasonality. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.
The stability and growth of our EFT Processing Segment depend on maintaining our current card acceptance and ATM management agreements with banks and international card organizations, and on securing new arrangements for card acceptance and ATM management.
The stability and future growth of our EFT Processing Segment depend in part on our ability to sign card acceptance and ATM management agreements with banks and international card organizations. Card acceptance agreements allow our ATMs to accept credit and debit cards issued by banks and international card organizations. ATM management agreements generate service income from our management of ATMs for banks. These agreements are the primary source of our ATM business.
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
Retaining the founder and key executives of our company, and of companies that we acquire, and finding and retaining qualified personnel is important to our continued success.
The development and implementation of our strategy through December 31, 2006 has depended in large part on the founders of our company, Michael J. Brown and Daniel R. Henry. The retention of Mr. Brown is important to our continued success. In addition, the success of the expansion of businesses that we acquire may depend in large part upon the retention of the founders of those businesses. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in the markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.
Our officers and some of our key personnel have entered into service or employment agreements containing non-competition, non-disclosure and non-solicitation covenants, which grant incentive stock options and/or restricted stock with long-term vesting requirements. However, most of these contracts do not guarantee that these individuals will continue their employment with us. The loss of our key personnel could have a material adverse effect on our business, growth, financial condition or results of operations.
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
Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new less-developed markets and adding new transactions to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees have declined in certain markets in recent years. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.
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
Our money transfer business primarily focuses on customers who immigrate to the United States from Latin American countries in search of employment and then send a portion of their earnings to family members in Latin America. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN and the Patriot Act will be important to our success in achieving growth and an inability to do this could have an adverse impact on our revenue and earnings. Changes in government policies or enforcement toward immigration may have a negative affect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.
Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services through the expected RIA acquisition. In addition, to achieve this expansion, we plan to initially focus on growth in the U.S. and Latin America market by increasing our sending locations in existing states and then expanding into other states by leveraging our prepaid processing terminal base. Expansion of our money transfer business to other states in the U.S. and internationally will require resolution of numerous licensing and regulatory issues in each of the sending markets we intend to develop. If we are unable to successfully apply the money transfer product to our existing terminal base or obtain the necessary licensing and other regulatory approvals, we may not realize expected results.
Our expansion into new markets is dependent upon our ability to apply our existing technology or to develop new applications to satisfy market demand or, following closing of the RIA acquisition, adapting RIA’s technology to ours. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve expected growth in revenues and earnings.
Changes in state, federal or foreign laws, rules and regulations could impact the money transfer industry making it more difficult for our customers to initiate money transfers.
We are subject to regulation by the states in which we operate, by the federal government and by the governments of the countries in which we operate. Changes in the laws, rules and regulations or these governmental entities could have a material adverse impact on our results of operations, financial condition and cash flow.

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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with banks, financial institutions, mobile operators and retailers. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Athens, Beijing and Mumbai operations centers. Our e-top-up transactions are processed through our Basildon, Martinsried, Madrid and Leawood, Kansas operations centers. Our U.S. money transfer and bill payment transactions are contracted through a Charlotte, North Carolina third party processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
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

Our competition in the EFT Processing Segment and Prepaid Processing Segment include large, well financed companies and banks and, in the Software Solutions Segment, companies larger than us with earlier entry into the market. As a result, we may lack the financial resources and access needed to capture increased market share.
EFT Processing Segment— Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies offer ATM network and outsourcing services that compete with us in various markets. In some cases, these companies also sell a broader range of card and processing services than we, and are in some cases, willing to discount ATM services to obtain large contracts covering a broad range of services. Competitive factors in our EFT Processing Segment include network availability and response time, breadth of service offering, price to both the bank and to its customers, ATM location and access to other networks.
Prepaid Processing Segment— We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of the commission, may compress our margins.
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include Western Union, Global Payments, MoneyGram and others who are larger than we are and have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our potential or current customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services.
Software Solutions Segment— For our ITM product line, we are a leading supplier of electronic financial transaction processing software for the IBM iSeries platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Additionally, for ITM, other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specifically targeted customers consisting of financial institutions that operate their back office systems with the IBM iSeries. For Essentis, we are a strong supplier of electronic payment processing software for card issuers and merchant acquirers on a mainframe platform. Our competition includes products owned and marketed by other software companies as well as large-well financed companies that offer outsourcing and credit card services to financial institutions. We believe our Essentis offering is one of the few software solutions in this product area that has been developed as a completely new system, as opposed to a re-engineered legacy system, taking full advantage of the latest technology and business strategies available.
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
In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Hungary, Poland, the Czech Republic, Romania, Slovakia, Croatia, Bulgaria and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to the European Union. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.
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
Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated indebtedness incurred to acquire stock or assets of another corporation reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation. If a significant portion of the proceeds from the issuance of the convertible debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the convertible debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279, interest deductions for tax purposes in excess of $5 million on such debt reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation would be disallowed. This would adversely impact our cash flow and our ability to pay down the convertible debentures. We previously applied a significant portion of the proceeds from our December 2004 issuance of 1.625% Convertible Senior Debentures Due 2024 to acquisitions of foreign corporations. The interest expense attributable to these acquisitions exhausted all of the $5 million annual interest expense deduction permitted under the Code for certain convertible subordinated debt incurred for corporation acquisitions. Accordingly, if this limitation were to apply, no interest deductions would be allowed with respect to our October 2005 3.50% Convertible Debentures Due 2025. We do not currently anticipate that this limitation will apply but there can be no assurance of that fact. As a result of our U.S. Federal and state net operating loss carryforwards, we have not recognized the benefit of the comparable interest deduction. However, if the comparable interest deduction were eliminated our future payment of U.S. Federal and state income taxes, if any, could be accelerated.
In the past, the U.S. Senate has drafted proposed tax relief legislation that contained a provision that would eliminate the comparable interest rate deduction on future issuances of convertible debentures such as ours. Legislation containing this provision has not been passed, however, we cannot predict if there will be future tax legislation proposed and approved that would eliminate the comparable interest rate deduction.

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
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, euros and British pounds. While a significant amount of our expenditures, including the acquisition of ATMs, executive salaries and certain long-term telecommunication contracts, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the dollar could continue to have an adverse effect on our results.
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
Our directors and officers, together with the entities with which they are associated, owned approximately 16% of our Common Stock as of December 31, 2006, giving them significant control over decisions related to our Company.

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
At the May 18, 2006 annual meeting of stockholders, stockholders approved an amendment to our Certificate of Incorporation to increase the aggregate number of shares of Common Stock that we have the authority to issue from sixty million (60,000,000) shares of Common Stock to ninety million (90,000,000) shares of Common Stock. Further, stockholders approved a new equity compensation plan (“2006 Stock Incentive Program”) under which an additional four million (4,000,000) shares would be reserved.
Of the additional 30 million shares, a portion may be issued if the acquisition of RIA is consummated, in which we have committed to issue $110 million in shares at closing, as well as potential additional shares that depend on the price of Euronet common stock during the 18 month period following closing.
Our Board of Directors believed that it was necessary to increase the number of shares of our authorized Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs and (iv) for other bona fide purposes. Our Board of Directors may issue the additional authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.
An additional 16.0 million shares of Common Stock, representing 43% of the shares outstanding as of December 31, 2006, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2006, we had an aggregate of 3.3 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.3 million options are vested and exercisable as of December 31, 2006. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Additionally, based on current trading prices for our common stock, we expect to issue approximately 3.9 million shares of our Common Stock to the sellers of RIA, excluding any potential shares to be issued in settlement of the contingent value and stock appreciation rights.
Accordingly, approximately 16.0 million shares (based on current prices and estimated earn-out payments) could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon the actual amounts of the earn-outs and our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.3 million total options and restricted stock awards outstanding, an aggregate of 1.4 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under options or as earn-outs described above would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 2. PROPERTIES
Our executive offices are located in Leawood, Kansas, U.S.A. As of December 31, 2006, we also maintain principal operational offices in Little Rock, Arkansas, U.S.A.; Budapest, Hungary; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin and Martinsried, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Cairo, Egypt; Sydney, Australia; Auckland, New

Zealand; Madrid, Spain; Belgrade, Serbia; Moscow, Russia; Sofia, Bulgaria; Basildon and Watford, U.K.; Kiev, Ukraine; Beijing, China; Mumbai, India; and Charlotte, North Carolina, U.S.A. Our office leases provide for initial terms of two to twelve years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia; Athens, Greece; Beijing, China; and Mumbai, India. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas, U.S.A.
Our significant processing centers in Budapest, Basildon and Martinsried have off-site real time backup processing centers that are capable of providing availability in the event of failure of the primary processing centers. Our processing centers in Madrid and Belgrade have on-site real time backup processing centers that are expected to be relocated offsite during 2007. Our processing centers in Mumbai, Athens and the U.S. have on-site backup systems designed to prevent the loss of transaction records due to power and/or equipment failure.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter ended December 31, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                 PURCHASE OF EQUITY SECURITIES
MARKET INFORMATION
From March 1997 to November 1999, our common stock, $0.02 par value per share, (“Common Stock”) was quoted on the Nasdaq National Market under the symbol EEFT. On November 8, 1999, our listing was shifted to the Nasdaq SmallCap Market. On July 3, 2002, our listing was again transferred to the Nasdaq National Market, now known as the Nasdaq Global Market. The following table sets forth the high and low daily closing prices during the quarter for our Common Stock for the quarters ended:

	2006		2005
For the three months ended	High	Low	High	Low
December 31	$35.00	$24.22	$29.63	$25.31
September 30	$37.97	$23.70	$31.87	$26.70
June 30	$38.37	$32.68	$30.49	$24.97
March 31	$39.48	$27.95	$28.55	$23.02
Common Stock — 90,000,000 shares authorized and 37,440,027 shares outstanding as of December 31, 2006; and 60,000,000 million shares authorized and 35,776,431 shares outstanding as of December 31 2005.
Preferred Stock, $0.02 par value per share (“Preferred Stock”) — 10,000,000 voting shares authorized, but none have been issued.
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends.
HOLDERS
At December 31, 2006, we had 80 stockholders of record of our Common Stock and none of our Preferred Stock.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During August 2006, we entered into a purchase agreement with the former shareholders of Brodos SRL (“Brodos”) for the acquisition of all of the share capital of Brodos, which includes $2.5 million in contingent consideration. The acquisition closed in January 2007. The issuance of our Common Stock in connection with the Brodos acquisition is contingent upon Brodos achieving certain performance criteria during the years 2007 through 2010. If contingent consideration becomes payable, the sellers of Brodos have the right to elect payment in the form of cash or our Common Stock. If the sellers of Brodos select payment of the contingent consideration in Common Stock, then we will be required to issue 75,489 shares. When the shares of our Common Stock are issued, they will not be registered under the Securities Act of 1933 (the “Act”). Because the offer was, and potential future issuance of our Common Stock will be, made in an “offshore transaction” as contemplated by Regulation S promulgated under of the Act (“Regulation S”), the issuance of our Common Stock is exempt from registration pursuant to the exemption provided by Rule 903 of Regulation S. However, we have obligations under the purchase agreement to register for resale any shares of our Common Stock that may be issued as contingent consideration.
During November 2006, we entered a purchase agreement to acquire all of the outstanding stock of RIA Envia, Inc. (“RIA”). As part of the consideration for the acquisition, we agreed to: issue to Sellers that number of shares of Euronet Common Stock equal to $110 million (valued based upon the average high and low prices of the Common Stock each trading day for the 30 trading days ending three trading days prior to the date of Closing); to grant to Sellers that number of stock appreciation rights (described below) with 18-month maturities as equal the number of shares of Common Stock issued at Closing having a value of $100 million and, upon exercise of such rights, to issue Common Stock in payment for such rights; and to grant to Sellers that number of contingent value rights (described below) with 18-month maturities as equal the number of shares of Common Stock issued at Closing having a value of $100 million and, upon settlement of such rights, to pay cash or issue Common Stock in payment for such rights. The delivery of the Common Stock (less certain hold backs), the stock appreciation rights and the contingent value rights will take place upon the Closing. The issuance of shares of Common Stock, stock appreciation rights and contingent value rights will not be registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering. The securities will be issued to the two Sellers in a private transaction in which the Sellers have agreed to customary restrictions on resale. Under the Stock Purchase Agreement, Euronet has obligations to register for resale the shares of Common Stock issued under the Stock Purchase Agreement and the shares of Common Stock which may be issued upon exercise or settlement of the contingent value rights and stock appreciation rights.

Conversion Features of Stock Appreciation Rights – The stock appreciation rights will be exercisable at any time and from time to time during the 18 months after Closing, subject to earlier termination in the event of a transaction involving a sale of Euronet. Each stock appreciation right entitles the holder to additional shares of Common Stock with a value equal to the increase in the value of one share of Euronet Common Stock from the Closing until the date of exercise of the stock appreciation right. The value of the Common Stock on the date of exercise (and the value of the Common Stock issued upon exercise of the stock appreciation right) is based upon the average high and low prices of the Common Stock each trading day for the 30 trading days ending three trading days prior to the exercise date. The Stock Purchase Agreement and the Stock Appreciation Agreement provide that in no event may the number of shares of Common Stock issued under the Stock Purchase Agreement, upon exercise of the stock appreciation rights and upon settlement of the contingent value rights, exceed 19.9% of the outstanding Common Stock of Euronet as of November 21, 2006.
Conversion Features of the Contingent Value Rights – The contingent value rights mature 18 months after Closing, or earlier in the event of a transaction involving a sale of Euronet. At maturity, for each contingent value right, (a) if the value of the Common Stock has not changed or has declined from the Closing to the maturity date, Euronet will be required to pay to the Sellers an amount equal to 20% of the value of the Common Stock as of Closing, (b) if the value of the Common Stock at the maturity date exceeds the value at Closing but is less than 120% of the value at Closing, Euronet will be required to pay to the Sellers an amount equal to 120% of the value at Closing minus the value at the maturity date, and (c) if the value of the Common Stock at the maturity date exceeds 120% of the value at Closing, no payment will be made. Any amounts payable under (a) or (b) will be reduced by any proceeds received by the holders from the exercise of the stock appreciation right relating to the same underlying share of Common Stock for which the contingent value right was granted. Such payments may be made by Euronet, in its sole discretion, in cash or in Common Stock and will not exceed $20 million. The value of the Common Stock on the date of exercise (and the value of the Common Stock, if any, issued upon settlement of the contingent value rights) is based upon the average high and low prices of the Common Stock each trading day for the 30 trading days ending three trading days prior to the exercise date. The Contingent Value Rights Agreement contains restrictions on certain transactions by the holders of contingent value rights in Common Stock and in certain securities and instruments relating to the Common Stock.
During February 2007, we issued 275,429 shares of our Common Stock, valued at approximately $7.6 million, to the former shareholders of Omega Logic, Ltd. (“Omega Logic”), as a portion of the consideration for all the share capital of Omega Logic. The shares of our Common Stock were not registered under the Act at the time of issuance. Because both the offer and issuance of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemption provided by Rule 903 of Regulation S. However, in accordance with our obligations under the Omega Logic purchase agreement, we have committed to file a registration statement with the SEC to enable the public resale of the Common Stock received by the sellers of Omega Logic by April 30, 2007. If we do not meet this deadline, we may be required to pay to the sellers of Omega Logic an additional amount if the average closing trading price for our Common Stock for the 30 calendar days ending on the actual date of registration is lower than the lower of (i) the average closing trading price for our Common Stock for the 30 calendar days ending on the day 2 days before the closing date or (ii) the average closing trading price for our Common Stock for the 30 calendar days ending on April 30, 2007. This additional amount, if any, shall be payable at our option either in cash or shares of our Common Stock.
STOCK PERFORMANCE GRAPH
Set forth below is a graph comparing the total cumulative return on the Common Stock from December 31, 2001 through December 29, 2006 with the Center for Research in Security Prices (“CRSP”) Total Returns Index for U.S. companies traded on the Nasdaq Stock Market (the “Market Group”) and an index group of peer companies, the CRSP Total Returns Index for U.S. Nasdaq Financial Stocks (the “Peer Group”). The companies in each of the Market Group and the Peer Group were weighted by market capitalization. Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2001. Our Common Stock is traded on the Nasdaq Global Market under the symbol EEFT.
Comparsion of Five-Year Cumulative Total Returns
Performance Graph for
Euronet Worldwide, Inc.
Produced on 02/01/2007 including data to 12/29/2006
Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permissin. All right reserved.

13850	Copyright 2007

EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2006.

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options and rights	options and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock option awards	2,213,889	$13.66
Restricted share awards	1,038,675	—
Equity compensation plans not approved by security holders	—	—

Total	3,252,564	9.30	3,693,011

ITEM 6. SELECTED FINANCIAL DATA
The summary consolidated financial data set forth below has been derived from, and is qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which have been audited by KPMG LLP in the U.S. for the years ended 2003 through 2006, and KPMG Polska Sp. z o.o. in Poland for the year ended 2002, and should not be relied upon as an indication of future performance. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including numerous acquisitions (See Note 4 – Acquisitions to the Consolidated Financial Statements) and the 2003 sale of our U.K. subsidiary. The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
(in thousands, except for summary network data)	2006	2005	2004	2003	2002
Consolidated balance sheet data:
Assets
Cash and cash equivalents	$321,058	$219,932	$124,198	$19,245	$12,021
Restricted cash	80,703	73,942	69,300	58,280	4,401
Inventory — PINs and other	49,511	25,595	18,949	2,833	—
Trade accounts receivable, net	212,631	166,451	118,360	77,192	8,380
Other current assets	24,568	23,023	13,959	9,494	15,064

Total current assets	688,471	508,943	344,766	167,044	39,866
Property and equipment, net	55,174	44,852	39,907	20,658	21,394
Goodwill	278,743	267,195	183,668	88,512	1,834
Intangible assets, net	47,539	50,724	28,930	22,772	—
Other assets, net	38,212	22,638	21,204	4,787	3,465

Total assets	$1,108,139	$894,352	$618,475	$303,773	$66,559

Liabilities and stockholders’ equity
Total current liabilities	$404,110	$327,323	$293,183	$151,926	$19,769
Debt obligations, net of current portion	349,073	315,000	140,000	55,792	36,318
Capital lease obligations, excluding current installments	13,409	12,229	16,894	3,240	4,301
Non-current deferred income taxes	43,071	25,157	17,520	7,828	—
Other non-current liabilities	1,811	1,161	3,093	3,118	—
Minority interest	8,350	7,129	5,871	—	—

Total liabilities	819,824	687,999	476,561	221,904	60,388

Total stockholders’ equity	288,315	206,353	141,914	81,869	6,171

Total liabilities and stockholders’ equity	$1,108,139	$894,352	$618,475	$303,773	$66,559

Summary network data:
Number of operational ATMs at end of period	8,885	7,211	5,742	3,350	3,005
EFT processing transactions during the period (millions)	463.6	361.5	232.5	114.7	79.2
Number of operational prepaid processing POS at end of period (rounded)	296,000	237,000	175,000	126,000	—
Prepaid processing transactions during the period (millions)	458.1	348.1	228.6	102.1	—

	Year Ended December 31,
(in thousands, except for share and per share data)	2006	2005 (1)	2004 (1)	2003 (1)	2002 (1)
Consolidated statements of operations data:
Revenues:
EFT Processing Segment	$130,748	$105,551	$77,600	$52,752	$53,918
Prepaid Processing Segment	470,861	411,279	289,810	136,185	—
Software Solutions Segment	27,572	14,329	13,670	15,470	17,130

Total revenues	629,181	531,159	381,080	204,407	71,048

Operating expenses:
Direct operating costs	435,476	370,758	264,602	132,357	27,482
Salaries and benefits	74,256	58,760	47,370	36,373	28,852
Selling, general and administrative	38,101	31,489	23,578	15,489	11,255
Depreciation and amortization	29,050	22,375	15,801	12,062	9,718

Total operating expenses	576,883	483,382	351,351	196,281	77,307

Operating income (loss)	52,298	47,777	29,729	8,126	(6,259)

Other income (expenses):
Interest income	13,750	5,874	3,022	1,257	247
Interest expense	(14,747)	(8,459)	(7,300)	(7,216)	(6,253)
Loss on facility sublease	—	—	—	—	(249)
Gain on sale assets	—	—	—	18,045	—
Income (loss) from unconsolidated affiliates	660	1,185	345	518	(183)
Loss on early retirement of debt	—	—	(920)	—	(955)
Foreign currency exchange gain (loss), net	10,166	(7,495)	(448)	(9,690)	(4,233)

Total other income (expense)	9,829	(8,895)	(5,301)	2,914	(11,626)

Income (loss) from continuing operations before income taxes and minority interest	62,127	38,882	24,428	11,040	(17,885)
Income tax benefit (expense)	(14,843)	(14,976)	(11,518)	(4,246)	2,312
Minority interest	(977)	(916)	(58)	—	100

Income (loss) from continuing operations	46,307	22,990	12,852	6,794	(15,473)

Discontinued operations:
Income (loss) from operations of discontinued U.S. and France components	—	(635)	—	(201)	5,054
Income tax benefit	—	—	—	—	(1,935)

Income (loss) from discontinued operations	—	(635)	—	(201)	3,119

Net income (loss)	$46,307	$22,355	$12,852	$6,593	$(12,354)

Earnings (loss) per share — basic:
Continuing operations	$1.25	$0.66	$0.41	$0.26	$(0.67)
Discontinued operations	—	(0.02)	—	(0.01)	0.14

Total	$1.25	$0.64	$0.41	$0.25	$(0.53)

Basic weighted average shares outstanding	37,037,435	35,020,499	31,267,617	26,463,831	23,156,129

Income (loss) per share — diluted:
Continuing operations	$1.17	$0.62	$0.39	$0.24	$(0.67)
Discontinued operations	—	(0.01)	—	(0.01)	0.14

Total	$1.17	$0.61	$0.39	$0.23	$(0.53)

Diluted weighted average shares outstanding	42,456,137	36,831,320	33,351,648	28,400,895	23,156,129

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

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
We operate in three principal business segments:
•	An EFT Processing Segment, in which we process transactions for a network of 8,885 ATMs and more than 44,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit card outsourcing and electronic recharge services (for prepaid mobile airtime via an ATM or directly from the handset).

•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services for various prepaid products, cards and services. Including terminals owned by unconsolidated subsidiaries, we operate a network of more than 296,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”), which provides money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers within the U.S.

•	A Software Solutions Segment, through which we offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
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
EFT Processing Segment – Revenue in the EFT Processing Segment, which represents approximately 21% of total consolidated revenue for year ended December 31, 2006, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements.
Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges.
For the year ended December 31, 2006, approximately 26% of total segment revenue was derived from ATMs we owned (excluding those leased by us in connection with outsourcing agreements, as discussed below) and the remainder was primarily derived from ATMs that we operate for banks on an outsourced basis. The percentage of revenues we generate from our proprietary network of ATMs continues to fall as we shift from a largely proprietary, Euronet-owned ATM network, to a greater focus on ATMs operated under outsourcing agreements. This shift will continue to provide lower total revenues, but higher marginal returns on investment. This is because we bear all costs of owning and operating ATMs on our proprietary network, including the capital investment represented by the cost of the ATMs themselves, whereas customer-owned ATMs operated under outsource service agreements require a nominal up-front capital investment because we do not purchase the ATMs. Additionally, in many instances operating costs are the responsibility of the owner and, therefore, recurring operating expenses per ATM are lower. In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs, and simultaneously sell the ATMs (often to an entity related to the bank). We then lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements.

Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represents approximately 75% of total consolidated revenue for the year ended December 31, 2006, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions.
Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of any agreements with mobile operators in any market could materially and adversely affect our results.
Software Solutions Segment – Revenue in the Software Solutions Segment, which represents approximately 4% of total consolidated revenue for the year ended December 31, 2006, is derived from licensing, professional services and maintenance fees for software and sales of related hardware. Software license fees are the initial fees we charge to license our proprietary application software to customers. Professional fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on five primary areas:
•	outsourced ATM and POS terminal management contracts;

•	transactions processed on our network of owned and operated ATMs;

•	our prepaid mobile airtime top-up processing services;

•	our money transfer and bill payment services, including completing the acquisition of RIA discussed below and under “—Liquidity – Other trends and uncertainties;” and

•	development of our credit and debit card outsourcing business.
EFT Processing Segment – The continued expansion and development of our ATM business will depend on various factors including the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	entering into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion; and

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements.
We carefully monitor the revenue and transactional growth of our ATM networks in each of our markets, and we adjust our plans depending on local market conditions, such as variations in the transaction fees we receive, competition, overall trends in ATM-transaction levels and performance of individual ATMs.
We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements, because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately six to twelve months or longer. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. Under the pilot agreement we deployed and are providing all of the day-to-day outsourcing services for a total of 87 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. Additionally, during the third quarter 2006, we signed an ATM outsourcing agreement with a leading multinational bank to deploy 50 ATMs in China beginning in January 2007. Our future success in China will depend on the willingness of PSRB or other financial institutions to outsource additional ATMs to us and our ability to take over, install and operate additional ATMs. We are the first, and currently the only, provider of end-to-end ATM outsourcing services in China and we have established a technical processing and operations center in Beijing to operate these ATMs. While we believe that we have the proper resources and skills in place to be successful, there can be no assurance that we will be successful in our ability to take over existing ATMs or install new ATMs as expected by PSRB or others. All start up costs for this joint venture have been expensed as incurred.
We are also in the process of evaluating potential opportunities in cross-border merchant processing and acquiring and intend to enter this business either through the development of the necessary processing systems or through acquisition of a company or companies that conduct this business. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It may involve the assumption of credit risk, as the principal amount of transactions may be settled to merchants before settlements are received from card associations. The entry into this business by Euronet will involve investment into infrastructure, including hardware, software and hiring of staff with specialized skills.
Prepaid Processing Segment – We currently offer prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific; money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers in the U.S., U.K. and Poland. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements for other markets with mobile phone operators, agent banks and retailers;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and the unbanked population in our markets;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to obtain money transfer licenses to operate in many of the states within the U.S. and internationally;

•	the ability to rapidly maximize the number of agents and retailers who sell our card-based money transfer and bill payment product in the U.S. and internationally; and

•	the availability of financing for further expansion.
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
To expand our money transfer and bill payment services business, during the fourth quarter 2006 we agreed to acquire the stock of RIA Envia, Inc. (“RIA”), subject to regulatory approvals and other customary closing conditions. The purchase price is comprised of $380 million in cash, $110 million in Euronet Common Stock and certain contingent value and stock appreciation rights. RIA is the third largest global money transfer company and processes approximately $4.5 billion in money transfers annually. RIA originates transactions through a network of 10,000 sending agents and 98 company-owned stores located throughout 13 countries in North America, the Caribbean, Europe and Asia and terminating transactions through a payer network of over 32,000 locations across 82 countries. The acquisition is expected to create significant cross-selling opportunities on our network of more than 161,000 prepaid top up locations and to provide prepaid services through RIA’s stores and agents worldwide. Additionally, we expect to leverage our banking and merchant/retailer relationships to expand money transfer services to corridors across Europe and Asia, including high growth corridors to central and eastern European countries. We expect this acquisition to close during the first half of 2007.
Additionally, growth in our existing Euronet Payments & Remittance business will be driven by the continuation of global worker migration patterns, our ability to manage rapid growth, our ability to maximize the opportunity to sell our card-based product over our existing POS terminals in the U.S. and internationally, and our ability to obtain licenses to operate in many of the states within the U.S. as well as other countries. While we are currently focused on the U.S. and Latin America market, we plan to expand our money transfer services to other markets. We are focusing on increasing our sending locations in existing licensed states and obtaining licenses to operate in other key states. We have expanded these operations from the original three states into nineteen additional states. We also have three other states where we are preparing to introduce these services and three additional states where licenses are pending approval. Expansion of our money transfer business internationally will require resolution of numerous licensing and regulatory issues in each market we intend to develop and no assurance can be given that these issues will be resolved.
Agreement to acquire La Nacional — During January 2007, we signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. La Nacional is a money transfer company originating transactions through a network of sending agents and company-owned stores, located primarily in the Northeastern U.S., and terminating transactions through a worldwide payer network, primarily in the Dominican Republic. In addition to gaining a significant share of the U.S. to Dominican Republic money transfer corridor, the La Nacional acquisition will strengthen our retail presence in the Northeastern U.S. In connection with signing the agreement, we deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
We have become aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. We are currently gathering additional information to assess the impact of these arrests on La Nacional and on our potential acquisition of that company. The outcome of our analysis is currently uncertain. No assurance can be given that we will close the La Nacional acquisition. See “Management Discussion and Analysis — Liquidity and Capital Resources — Other trends and uncertainties.”
During February 2007, we completed the acquisition of the stock of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition will enhance our Prepaid Processing Segment business in the U.K.
Software Solutions Segment – Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution sometimes permits us to enter new markets without significant capital investment. Additionally, this segment supports our EFT Processing Segment and is a valuable element of our overall business strategy. The competitive factors in the Software Solutions business include price, technology development and the ability of software systems to interact with other leading products. Our success is dependent on our ability to design and implement software applications. Technical disruptions or errors in these systems could have a material adverse impact on our revenue and financial results. We also expanded the Software Solutions Segment through the January 2006 acquisition of Essentis. This acquisition allows us to offer additional outsourcing and software products to financial institutions.
Corporate Services, Eliminations and Other – In addition to operating in our principal business segments described above, our division, “Corporate Services, Elimination and Other” includes non-operating results, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to most option and restricted stock grants. These services are not directly identifiable with our business segments.
We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign currency exchange gain (loss), minority interest and other nonrecurring gains and losses. The impact of share-based compensation is recorded as an expense of the Corporate Services division, with certain limited exceptions related to grants of restricted stock to key members of management that vest based on the achievement of performance criteria by our subsidiaries.
The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies (see Note 3 – Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements). We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign currency exchange gain (loss), minority interest and other nonrecurring gains and losses.
For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our rapid growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies as well as deliver new and innovative services to compete in the marketplace.
SEGMENT REVENUES AND OPERATING INCOME FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Revenues			Operating Income
(in thousands)	2006	2005	2004	2006	2005 (1)	2004 (1)
EFT Processing	$130,748	$105,551	$77,600	$31,846	$25,569	$15,047
Prepaid Processing	470,861	411,279	289,810	34,771	34,711	28,273
Software Solutions	28,188	14,898	13,670	3,985	3,515	1,791

Total	629,797	531,728	381,080	70,602	63,795	45,111
Corporate services	—	—	—	(17,833)	(16,018)	(15,387)
Eliminations and other	(616)	(569)	—	(471)	—	5

Total	$629,181	$531,159	$381,080	$52,298	$47,777	$29,729

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.
SUMMARY
Our annual consolidated revenues increased 18% for 2006 over 2005, and 39% for 2005 over 2004. These increases reflect growth in both the EFT Processing and the Prepaid Processing Segments due to increases in the number of ATMs managed and transactions processed. Increases in transactions were due to growth from our existing business as well as from acquisitions completed during these years (See Note 4 – Acquisitions to the Consolidated Financial Statements).
Our operating income increased 9% for 2006 over 2005, and 61%(1) for 2005 over 2004. These increases were the result of growth in revenues generated by existing business and newly acquired businesses, the impact of acquisitions and leveraging the Company’s cost structure, particularly in the EFT Processing Segment.
Net income for 2006 was $46.3 million, or $1.17 per diluted share, compared to net income of $22.4 million(1), or $0.61(1) per diluted share for 2005, and net income of $12.9 million(1), or $0.39(1) per diluted share for 2004. Net income for 2006 included foreign currency exchange translation gains of $10.2 million. Net income for 2005 included foreign currency exchange translation losses of $7.5 million and losses from discontinued operations of $0.6 million. Net income for 2004 included foreign currency exchange translation losses of $0.4 million and a loss on early retirement of debt of $0.9 million.

(1)	Adoption of SFAS No. 123R – Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. We believe that this method achieves the highest level of clarity and comparability among the presented periods. See Note 2 – Basis of Presentation, Note 3 – Summary of Significant Accounting Policies and Practices and Note 14 – Stock Plans to the Consolidated Financial Statements for the impact of adjusting prior periods and further discussion.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 – BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
2006 Compared to 2005
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent
Total revenues	$130,748	$105,551	$25,197	24%

Operating expenses:
Direct operating costs	55,614	44,118	11,496	26%
Salaries and benefits	19,312	17,063	2,249	13%
Selling, general and administrative	11,219	9,333	1,886	20%
Depreciation and amortization	12,757	9,468	3,289	35%

Total operating expenses	98,902	79,982	18,920	24%

Operating income	$31,846	$25,569	$6,277	25%

Transactions processed (millions)	463.6	361.5	102.1	28%
ATMs as of December 31	8,885	7,211	1,674	23%
Average ATMs	8,066	6,585	1,481	22%
Revenues
Our revenue for 2006 increased when compared to 2005 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed, primarily in Poland and India. Additionally, 2006 results include the results of Instreamline (now Euronet Card Services Greece) and Europlanet. Instreamline, acquired in October 2005, provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions; one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. We began consolidating Europlanet after acquiring a controlling interest in April 2005. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia. Partially offsetting these increases was a reduction in revenue associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received an up-front payment, and agreed on a gradually declining fee structure. Revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e. consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue recognized in an amount less than contractual cash receipts in the early periods of the agreement and revenue recognized in an amount greater than the contractual cash receipts in the later years of the agreement. We may decide to enter into similar arrangements with other EFT Processing Segment customers during 2007 and beyond.
Average monthly revenue per ATM was $1,351 for 2006, compared to $1,336 for 2005 and revenue per transaction was $0.28 for 2006, compared to $0.29 for 2005. The increase in average monthly revenue per ATM is, in part, due to increases in non-ATM revenues, primarily associated with Euronet Card Services Greece, which provides POS and credit card outsourcing services and debit card transaction gateway switching services and acquired in October 2005. The slight decrease in revenue per transaction is mainly the result of operating increasing numbers of ATMs under outsourcing agreements, as well as revenues earned from non-ATM services. Under outsourcing agreements, we primarily earn revenue based on fixed recurring monthly management fee, with less dependence on transaction-based fees because incremental transactions have little impact on the fixed or variable costs of managing ATMs. Therefore, an overall increase in the number of transactions processed on ATMs that are managed under outsourcing agreements generally does not generate commensurate increases in revenues. We believe this shift from a largely proprietary, Euronet-owned ATM network to operating ATMs under outsourcing arrangements has provided, and will continue to provide, higher marginal returns on investment. While expansion of our network of owned ATMs is not one of our strategic initiatives, if opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.

Of total segment revenue for 2006, 26% was from ATMs we owned and 74% was from outsourcing services, compared to 30% and 70%, respectively, for 2005.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for 2006, compared to 2005, is attributed to the increase in the number of ATMs under operation. Direct operating costs as a percentage of revenues was relatively flat at 43% for 2006, compared to 42% for 2005.
Gross margin
Gross margin, which is revenue less direct operating costs, increased to $75.1 million for 2006 from $61.4 million for 2005. This increase was a result of the increase in revenues described above. Of total segment gross margin for 2006, approximately 23% was from ATMs we owned and 77% was from outsourcing services, compared to 28% and 72%, respectively, for 2005. Average monthly gross margin per ATM was flat at $776 for 2006, compared to $777 for 2005 and gross margin per transaction was $0.16 for 2006, compared to $0.17 for 2005.
Salaries and benefits
The increase in salaries and benefits for 2006, compared to 2005 is due to the acquisition of Instreamline and Europlanet, staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS and card processing. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs continued to trend downward, decreasing to 15% for 2006, compared to 16% for 2005. This decrease as a percentage of revenue reflects the impact of leverage and scalability of continued growth in the segment.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses for 2006, compared to 2005 is also due primarily to the acquisitions of Instreamline and Europlanet and costs incurred to expand in emerging markets and additional products. As a percentage of revenue, these costs were 9% of revenue for both 2006 and 2005. Offsetting these costs for 2005 was $0.5 million for an insurance recovery that related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format.
Depreciation and amortization
The increase in depreciation and amortization expense for 2006, compared to 2005 is due primarily to depreciation and intangible amortization related to the acquisitions of Instreamline and, to a lesser extent, Europlanet, as well as depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in India. As a percentage of revenue, these expenses were 10% of revenue for 2006, compared to 9% of revenue for 2005. Approximately $1.2 million of depreciation and amortization for 2006 represents amortization of acquired intangible assets related to the acquisitions of Instreamline and Europlanet, compared to $0.3 million recorded during 2005.
Operating income
The increase in operating income for the segment is generally the result of increased revenue and the related gross margins described above, combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 24% for both 2006 and 2005 and operating income per transaction was $0.07 for both 2006 and 2005.
Average monthly operating income per ATM was $329 for 2006, compared to $324 for 2005. This slight increase in average monthly operating income per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under outsourcing agreements rather than ownership arrangements. Operating income is partially offset by losses related to our 75% owned joint venture in China of $1.3 million for 2006 and $1.2 million in 2005. We expect to incur a similar loss in China during 2007 as we continue to focus on expansion in this market.

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
Revenues
Our revenue for 2005 increased over 2004 due to increases in the number of ATMs operated and in the number of transactions processed, together with the full year effects of ATM management agreements initially implemented in 2004 in Poland, Romania and India. Additionally, revenue growth for 2005 over 2004 was due to the acquisitions of Instreamline and Europlanet discussed under “2006 Compared to 2005” above.
Average monthly revenue per ATM was $1,336 for 2005 compared to $1,361 for 2004 and revenue per transaction was $0.29 for 2005 compared to $0.33 for 2004. As discussed under “2006 Compared to 2005” above, the decrease in revenue per transaction is mainly the result of a continued shift from owning ATMs to managing them under outsourcing agreements. Of total segment revenue for 2005, 30% was from ATMs we owned and 70% was from outsourcing services, compared to 37% and 63%, respectively, for 2004.
Direct operating costs
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
Gross margin
Gross margin increased to $61.4 million for 2005 from $43.5 million for 2004. Average monthly gross margin per ATM was $777 for 2005, an increase compared to $763 for 2004. The increase in average monthly gross margin per ATM is largely the result of increasing transactions and related fees from the installed ATM base, together with the leveraged effect of adding additional ATM outsourcing revenues and profits to a direct cost structure that is more fixed than variable with volume. Of 2005 total segment gross margin, approximately 28% was from ATMs we owned and 72% was from outsourcing services, compared to 34% and 66%, respectively, for 2004.
Gross margin per transaction decreased to $0.17 for 2005, compared to $0.19 for 2004. Under certain outsourcing agreements, revenue and gross margin are derived increasingly from fixed charges based upon ATMs under management and other charges and not from incremental transactions. Accordingly, in such arrangements increased transaction volumes do not drive commensurate increases in total revenue and gross margin dollars. Further, because we realize the benefit of certain economies of scale within our ATM network, increased transaction volumes do not drive commensurate increases the amount of indirect costs or direct costs on a per transaction basis.
Salaries and benefits

The increase in salaries and benefits for 2005 compared to 2004 was due to our growing business in India and Romania, the acquisitions of Instreamline and Europlanet, staffing costs to expand in emerging markets such as China, and general merit increases awarded to employees. Certain staffing increases were also necessary due to the larger number of ATMs under operation and transactions processed. These expenses as a percentage of revenue, however, continued to trend downward during 2005 decreasing to 16%, compared to 17% for the 2004. This decrease as a percentage of revenue reflects increased leverage and scalability in our markets.
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
Operating income
The increase in operating income for the segment is generally the result of increased revenue, and the related gross margins, from new ATM outsourcing and network participation agreements combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 24% for 2005, compared to 19% for 2004. Operating income per transaction was $0.07 for 2005, compared to $0.06 for 2004. Average monthly operating income per ATM was $324 for 2005, compared to $264 for 2004. The continuing increases in operating income as a percentage of revenue, per transaction and per ATM is due to increased leverage and scalability in our markets, as well as the continuing migration toward operating ATMs under management through outsourcing agreements rather than ownership arrangements. Additionally, operating income for 2005 includes a net operating loss of $1.2 million related to our 75% owned joint venture in China.

PREPAID PROCESSING SEGMENT
2006 Compared to 2005
The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent
Total revenues	$470,861	$411,279	$59,582	14%

Operating expenses:
Direct operating costs	378,261	325,594	52,667	16%
Salaries and benefits	24,914	22,834	2,080	9%
Selling, general and administrative	18,874	16,400	2,474	15%
Depreciation and amortization	14,041	11,740	2,301	20%

Total operating expenses	436,090	376,568	59,522	16%

Operating income	$34,771	$34,711	$60	—

Transactions processed (millions)	458.1	348.1	110.0	32%
Revenues
The increase in revenues for 2006 compared to 2005 was generally attributable to the increase in total transactions processed across all of our Prepaid Processing operations and the full year impact of 2005 acquisitions. Revenue growth was offset by reduced revenue in Spain resulting from the expiration of preferential commission arrangements with a Spanish mobile operator. When we acquired our Spanish prepaid subsidiaries, we entered into agreements with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. This arrangement expired in May 2006 and was not renewed. Additionally, in mature markets, such as the U.K. and Australia, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2007 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up, from additional products sold over the base of prepaid processing terminals and, possibly, from acquisitions.
Revenue per transaction decreased to $1.03 for 2006 from $1.18 for 2005 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which was acquired at the end of the first quarter 2005. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Transaction volumes at ATX have increased by approximately 300% for 2006, compared to 2005. For 2006, ATX transaction volumes accounted for approximately 18% of all transaction volume for the Prepaid Processing Segment, compared to 6% for 2005. The expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenue per transaction.
Partially offsetting the decreases described above for 2006, compared to 2005, were the growth in both volumes and revenues related to our US subsidiary, PaySpot, Inc. (“PaySpot”). Revenue per transaction for PaySpot is generally higher than most of our other Prepaid Processing subsidiaries.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed over the prior year. Direct costs as a percentage of revenue are slightly higher in our mature markets, such as the U.K. and Spain. These higher costs have been partially offset during 2006 by lower direct costs as a percentage of revenue in other markets and by ATX. As discussed above, ATX is a transaction processor, with very few direct costs and, accordingly, a high gross margin percentage.

Gross margin
Gross margin, which represents revenue less direct costs, was $92.6 million for 2006, compared to $85.7 million for 2005. Gross margin as a percentage of revenue was 20% for 2006, compared to 21% for 2005 and gross margin per transaction was $0.20 for 2006, compared to $0.25 per transaction for 2005. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the expiration of preferential commission arrangements in Spain discussed above. Although we were able to pass through our reduction in commission in Spain to the retailers under our contracts with them by paying a lower distribution commission, we chose to pass through only a portion of the reduction to guard against the loss of retailers. Also during 2006, we commenced distribution of additional products and prepaid airtime from the two other mobile operators in Spain. As a result of the expiration of preferential commission arrangements in Spain, partially offset by the distribution of products from the other mobile operators in Spain, gross margin for 2006 was approximately $2.6 million lower than 2005. This reduction would have been larger, except for the completion of a significant acquisition in Spain during March 2005. Additional decreases in gross margin per transaction were experienced across most of our other countries and were partially offset by increased transaction volumes in markets with higher margins, such as Australia, New Zealand and the U.S.
Salaries and benefits
The increase in salaries and benefits for 2006, compared to 2005 is the result of increased investments in Euronet Payments & Remittance, our money transfer and bill payment subsidiary established during the second quarter 2005, and the full year effects of 2005 acquisitions. Salaries and benefits expense for 2006 includes an increase of approximately $2.4 million, or 0.6% of revenues, incurred in connection with Euronet Payments & Remittance. As a percentage of revenue, salaries and benefits have decreased slightly to 5.3% for 2006, from 5.6% for 2005. The decrease in salaries and benefits as a percentage of revenue reflects our growing leverage and scalability in our markets.
Selling, general and administrative
The increase in selling, general and administrative expenses generally is the result of increased investments in Euronet Payments & Remittance and the full year effects of 2005 acquisitions. Selling, general and administrative expenses for 2006 includes an increase of approximately $1.9 million incurred in connection with Euronet Payments & Remittance. As a percentage of revenue these selling, general and administrative expenses have remained flat at 4.0% of revenue for both 2006 and 2005.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase for 2006, compared to 2005, is due to the full year effects of amortization of intangible assets recorded in connection with 2005 acquisitions. As a percentage of revenues, depreciation and amortization was relatively flat at 3.0% for 2006, compared to 2.9% for 2005.
Operating income
Operating income for 2006 increased slightly compared to 2005 and includes increased operating losses of $2.3 million, compared to 2005, related to Euronet Payments & Remittance. Also, as a result of the developments in Spain discussed above, operating income for 2006 was approximately $2.6 million lower than 2005. Exclusive of the reductions related to Euronet Payments & Remittance and Spain, the improvement in operating income for 2006 was due to the growth in revenues and transactions processed, contributions from our 2005 acquisitions and increased leverage and scalability in our markets.
Operating income as a percentage of revenues decreased to 7.4% for 2006 from 8.4% for 2005. Operating income per transaction decreased to $0.08 for 2006, from $0.10 for 2005. As discussed above, these decreases in operating income as a percentage of revenue and per transaction are the result of losses incurred by Euronet Payments & Remittance, the developments in Spain, the growth in revenues and transactions associated with ATX and gross margin declines across several of our other countries. These decreases were partially offset by increased transactions in markets with higher operating margins, such as Australia, New Zealand and the U.S.

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
Gross margin
Gross margin increased by $25.8 million, or 43%, to $85.7 million for 2005, compared to $59.9 million for 2004. This increase is generally correlated to the increase in transactions processed. Gross margin per transaction was $0.25 for 2005, compared to $0.26 per transaction for 2004. Gross margin as a percentage of revenue was 21% for both periods presented. As discussed under “direct operating costs” above, reduced margins in our mature markets, such as the U.K. and Australia, have been largely offset by improved margins in other markets as well as the effects of ATX.
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
Pro forma operating margin percentage decreased to 8.4% for 2005, compared to 10.5% for 2004 as a result of the inclusion of our acquisitions in the U.S. and Spain in the pro forma results for 2004, which included the positive impact of margin-rich, opportunistic, wholesale pricing advantages that were not ongoing in nature.

SOFTWARE SOLUTIONS SEGMENT
The following table summarizes the results of operations for the Software Solutions Segment, which includes Essentis for the year ended December 31, 2006, and Euronet USA, for the years ended December 31, 2006, 2005 and 2004.

				Year-over-Year Change
					2005
				2006	Increase
	Year Ended December 31,			Increase	(Decrease)
(dollar amounts in thousands)	2006	2005	2004	Percent	Percent
Total revenues	$28,188	$14,898	$13,670	89%	9%

Operating expenses:
Direct operating costs	1,601	1,046	566	53%	85%
Salaries and benefits	16,745	8,336	8,456	101%	(1%)
Selling, general and administrative	3,810	944	1,882	304%	(50%)
Depreciation and amortization	2,047	1,057	975	94%	8%

Total operating expenses	24,203	11,383	11,879	113%	(4%)

Operating income	$3,985	$3,515	$1,791	13%	96%

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

	Year Ended December 31,
(in thousands)	2006	2005	2004
Software license fees	$3,737	$3,565	$2,426
Professional service fees	12,469	4,647	5,035
Maintenance fees	10,638	6,083	5,927
Hardware and other sales	1,344	603	282

Total Revenue	$28,188	$14,898	$13,670

Revenues
In January 2006, we acquired the assets of Essentis, a U.K. company that owns a leading card issuing and merchant acquiring software package. The assets, primarily consisting of the software source code, were purchased out of an administrative proceeding for approximately $3.0 million, including the assumption of certain liabilities. The Essentis software product allows us to add additional outsourcing and software offerings to financial institutions. For further discussion, see Note 4 – Acquisitions to the Consolidated Financial Statements. Essentis recorded $13.8 million in revenues for 2006, while Euronet USA accounted for the remaining $14.4 million in revenues. This decrease in revenue recorded by Euronet USA is due primarily to fewer customers achieving higher tiered user billing rates during 2006 than we experienced during 2005. The increase in revenue of $1.2 million for 2005, compared to 2004, was primarily due to an increase in the sales of software licenses.
Operating expenses
Essentis recorded total operating expenses of $12.7 million for 2006 and Euronet USA recorded operating expenses of $11.5 million, relatively flat compared to $11.4 million in operating expenses for 2005. The decrease in total operating expenses for 2005, compared to 2004 are primarily the result of efforts to reduce bad debt expense, rental expense, professional fees and travel related expenses.
We capitalize software development costs on a product-by-product basis once technological feasibility is established. Technological feasibility is established after the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Amounts capitalized were $3.2 million, $0.8 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. We are continuing the development, maintenance and enhancement of our products, and total research and development costs for software products to be sold, leased or otherwise marketed, including amounts capitalized were $7.3 million, $2.7 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Operating Income
Operating income increased by $0.5 million for 2006, compared to 2005. This increase is the result of $1.1 million in operating income recorded by Essentis, which was acquired in January 2006, partially offset by a decrease in operating income recorded by Euronet USA of $0.6 million. The decrease in operating income recorded by Euronet USA during 2006, compared to 2005, is due to the decrease in revenues discussed above. The increase in operating income for 2005, compared to 2004, was due largely to increased license fees together with cost management efforts.
CORPORATE SERVICES
The components of Corporate Services operating expenses were:

				Year-over-Year Change
				2006	2005
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005 (1)	2004 (1)	Percent	Percent
Salaries and benefits	$13,285	$10,527	$10,217	26%	3%
Selling, general and administrative	4,343	5,381	5,021	(19% )	7%
Depreciation and amortization	205	110	149	86%	(26% )

Total operating expenses	$17,833	$16,018	$15,387	11%	4%

(1)	As discussed previously, in connection with the adoption of SFAS No. 123R, the Company adjusted its previously reported results to include the impact of share-based compensation expense. As a result of the adjustment, an additional $5.0 million and $5.6 million in expense related to stock options was included in salaries and benefits for the years ended December 31, 2005 and 2004, respectively.
Operating expenses for Corporate Services increased by 11% for 2006, compared to 2005 and increased 4% for 2005, compared to 2004. The increase in salaries and benefits expense is primarily attributable to additional expense recorded for share-based compensation in 2006, compared to 2005. Share-based compensation expense increased to $7.3 million for 2006, compared to $5.3 million for 2005. Share-based compensation expense for 2006 is comprised of $4.0 million related to the unvested portion of stock options granted prior to 2005 and $3.3 million for restricted stock awards granted primarily during 2005 and 2006. Share-based compensation expense for 2005 is mainly the result of the adjustment for stock option expense of $5.0 million discussed above. The increase of $2.0 million in share-based compensation expense for 2006, compared to 2005 is due mainly to: i) $1.1 million in additional expense due to changes in the accounting treatment for performance-based restricted stock awards that require expense to be recognized over a “graded” attribution schedule, rather than a “straight-line” attribution schedule, resulting in more expense in the early years of an award; and ii) $0.9 million in increased expense due to additional performance-based awards to certain executives during 2006 and additional awards to employees resulting overall Company growth, including acquired businesses. The remaining increase in $0.8 million increase in salaries and benefits expense is due to incremental expense from overall Company growth. The decrease in selling, general and administrative expenses for 2006, compared to 2005 was the result of lower professional fees and other expenses associated with acquisition analysis during 2006, compared to 2005.
The increase in total operating expenses for 2005 was primarily attributable to increased salary expense related to overall growth.

OTHER INCOME (EXPENSE)

	Year Ended December 31,			Year-over-Year Change
				2006	2005
				Increase	Increase
				(Decrease)	(Decrease)
(dollar amounts in thousands)	2006	2005	2004	Percent	Percent
Interest income	$13,750	$5,874	$3,022	134%	94%
Interest expense	(14,747)	(8,459)	(7,300)	74%	16%
Income from unconsolidated affiliates	660	1,185	345	(44%)	243%
Loss on early retirement of debt	—	—	(920)	—	(100%)
Foreign currency exchange gain (loss), net	10,166	(7,495)	(448)	n/m	n/m

Total other income (expense)	$9,829	$(8,895)	$(5,301)	n/m	n/m

n/m — Not meaningful.
Interest income
The increase in interest income for 2006, compared to 2005, was primarily due to the interest earned on the unused proceeds from the $175 million October 2005 convertible debt issuance and cash generated from operations. The increase in interest income for 2005 over 2004 was due to interest earned on the unused proceeds from the $140 million December 2004 convertible debt issuance and, to a lesser extent, the partial year benefit of the proceeds from the $175 million convertible debt issuance. Additionally, for both 2006 and 2005 we have experienced increasing average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the growing Prepaid Processing Segment. We have also experienced higher average interest rates during 2006, compared to 2005, due to a shift of investments from money market accounts to commercial paper and the general rise in short-term treasury rates throughout 2005 and 2006.
Interest expense
The continuing increase in interest expense was primarily the result of the issuance of $315 million in convertible debt during 2004 and 2005 described in Note 10 – Debt Obligations to the Consolidated Financial Statements. However, due to the relatively low rates of interest that we pay on our convertible debt, our weighted average interest rate decreased to approximately 4% in 2006 and 2005, from 11% in 2004.
Income from unconsolidated affiliates
The decrease in income from unconsolidated affiliates recorded for 2006 compared to 2005, was primarily due to $0.3 million in dividends recorded during 2005 related to Europlanet and ATX, which were declared before we obtained control of these entities. In addition, 2006 included $0.3 million in losses recorded by Euronet Middle-East, our 49% EFT Processing Segment joint venture in Bahrain. The improvement of 2005 over 2004 is primarily due to improved results from our 40% investment in e-pay Malaysia, as well as the $0.3 million in Europlanet and ATX dividends.
Loss on early retirement of debt
We recorded a loss on early retirement of debt of $0.9 million during 2004 related to the redemption and repayment of the remaining $43.5 million in 12 3 / 8 % Senior Discount Notes. This transaction is further described in Note 10 – Debt Obligations to the Consolidated Financial Statements.
Net foreign currency exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. We recorded a net foreign currency exchange gain of $10.2 million during 2006 and net foreign currency exchange losses of $7.5 million and $0.4 million for 2005 and 2004, respectively. The foreign currency exchange gain or loss recorded is a result of the impact of fluctuations in foreign currency exchange rates on the recorded value of these assets and liabilities. Throughout 2006, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains. This compares to 2005, during which time the U.S. dollar strengthened against these currencies and we, therefore, recorded realized and unrealized foreign currency exchange losses.

INCOME TAX EXPENSE

	Year Ended December 31,
(dollar amounts in thousands)	2006	2005	2004
Income from continuing operations before income taxes and minority interest	$62,127	$38,882	$24,428
Minority interest	(977)	(916)	(58)

Income from continuing operations before income taxes	61,150	37,966	24,370

Income tax expense	14,843	14,976	11,518

Income from continuing operations	$46,307	$22,990	$12,852

Effective income tax rate	24.3%	39.4%	47.3%

Income from continuing operations before income taxes	$61,150	$37,966	$24,370
Adjust: Foreign exchange gain (loss), net	10,166	(7,495)	(448)

Income from continuing operations before income taxes and foreign exchange gain (loss), net	$50,984	$45,461	$24,818

Effective income tax rate, excluding foreign exchange gain (loss), net	29.1%	32.9%	46.4%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interest. Our effective tax rates were 24.3%, 39.4% and 47.3% for the years ended December 31, 2006, 2005 and 2004, respectively.
We are in a net operating loss position for our U.S. operations and, accordingly have valuation allowances to reserve for net deferred tax assets. Therefore, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. While we did not record a tax benefit for foreign currency exchange losses incurred by our U.S. operations during the year ended December 31, 2005, the effective tax rate for the current year is comparatively lower because tax expense was not recorded on foreign currency exchange gains earned by our U.S. operations. Excluding foreign exchange translation results from pre-tax book income, our effective tax rates for the years ended December 31, 2006, 2005 and 2004 were 29.1%, 32.9% and 46.4%, respectively. This improvement is offset in part by increases in share-based compensation expense incurred for U.S. personnel, for which we are unable to record a tax benefit due to our U.S. net operating loss position.
The substantial decrease in the year-over-year effective tax rates, excluding foreign currency gains and losses, was also attributable to the increased profitability of individual companies located in lower than average tax rate jurisdictions, particularly Croatia, Hungary, Poland, Serbia and Romania, together with increased operating profits in countries with remaining net operating loss carryforwards, such as the U.S., Poland and India. Additionally, tax expense for the year ended December 31, 2006 improved comparatively from the recognition of tax benefits associated with Poland’s and India’s net operating losses and tax rate reductions in Greece, Spain, the Netherlands offset in part by tax rate increases in Hungary.
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
OTHER
Minority interest
Minority interest represents the elimination of the net income (loss) attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned, including Movilcarga, of which we own 80%; ATX, of which we own 51%; our subsidiary in China, of which we own 75%; and Europlanet, of which we owned 66% until the end of 2005, when we acquired the remaining 34% ownership.

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
NET INCOME
We recorded net income of $46.3 million, $22.4 million and $12.9 million for 2006, 2005 and 2004, respectively. As more fully discussed above, the increase of $23.9 million for 2006 compared to 2005 was the result of an increase in operating income of $4.5 million, an improvement in foreign currency exchange gain (loss) of $17.7 million, a decrease in net interest expense of $1.6 million, a decrease in income tax expense of $0.1 million and other items of $0.5 million. These increases were partially offset by a decrease in equity from unconsolidated subsidiaries of $0.5 million.
The increase of $9.5 million for 2005 compared to 2004 was the result of an increase in operating income of $18.0 million, an increase in equity from unconsolidated subsidiaries of $0.8 million and a decrease in net interest expense of $1.7 million, offset by an increase in foreign currency exchange losses of $7.0 million, an increase in income tax expense of $3.5 million and other items of $0.5 million. These changes are more fully discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2006, we had working capital, which is the difference between total current assets and total current liabilities, of $284.4 million, compared to working capital of $181.6 million as of December 31, 2005. Our ratio of current assets to current liabilities was 1.70 at December 31, 2006, compared to 1.55 as of December 31, 2005. The increase in working capital and the improvement in the ratio of current assets to current liabilities were due primarily to operating cash flows for the year ended December 31, 2006, without significant investments in acquisitions or purchases of property and equipment. Working capital is also impacted by changes in foreign currency exchange rates as further discussed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
Operating cash flows
Cash flows provided by operating activities increased to $95.9 million for 2006, compared to $52.3 million for 2005. The improvement over last year was mainly due to stronger operating profit in all segments.
Investing activity cash flow
Cash flows used in investing activities were $26.1 million in 2006, compared to $139.5 million in 2005. The decrease in investing activities during 2006 was primarily related to reduced acquisition activity. Our investing activities for 2006 consisted of $2.1 million in cash paid related to acquisitions and $24.1 million for purchases of property and equipment and other investing activities. Our 2005 investing activities include $120.7 million in cash paid related primarily to the acquisitions of Telerecarga, Movilcarga, ATX, TelecommUSA, Europlanet and Instreamline, as well as the cash earn-out payment to the former owners of Transact. Additionally, cash outflows for purchases of property and equipment and other investing activities totaled $18.8 million.
Financing activity cash flows
Cash flows from financing activities were $24.7 million in 2006, compared to $186.2 million in 2005. Our financing activities 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchases of $14.7 million, net borrowings on short-term borrowing and revolving credit agreements of $16.6 million, offset by payments on capital lease obligations totaling $6.4 million. Cash flows from financing activities include $26.0 million in amounts that were drawn on our revolving credit facilities to meet short-term working capital requirements. The borrowings were repaid during January 2007. Our financing activities for 2005 consist primarily of the October 2005 issuance of $175 million in 3.50% contingent convertible debentures.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs. See discussion below entitled “— Other trends and uncertainties — Agreement to acquire RIA Envia, Inc.” for discussion of liquidity and capital resources involving an acquisition expected to close during the first half of 2007.
Other sources of capital
Revolving credit agreements – As discussed in more detail in Note 10 – Debt Obligations to the Consolidated Financial Statements, during 2006, we amended our October 2004 $50 million revolving credit agreement to extend the maturity date to May 26, 2009, established a new credit facility in India and expanded the participating financial institutions from one to three. The amended and new agreements allow the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. The borrowings under the agreements may be used to refinance debt, for working capital needs, for permitted acquisitions and for other general corporate purposes. The agreements place certain restrictions on the use of the facility to finance investments in, or operations of, “money services businesses” such as those engaged in money transfer activities. Certain of our subsidiaries have pledged all or a portion of their share capital as security for borrowings under the agreements. For more information regarding these facilities see Note 10 – Debt Obligations to the Consolidated Financial Statements.
As of December 31, 2006, we have borrowings of $34.1 million and stand-by letters of credit totaling $2.8 million outstanding against the revolving credit agreements; the remaining $13.1 million ($28.1 million if the facility was increased to $65 million) was available for borrowing. Borrowings under these agreements are being used to fund short-term working capital requirements in Spain, Germany and India. We also have borrowings under a long-term debt arrangement of $0.9 million at Euronet Card Services Greece (formerly Instreamline), which is due to be repaid during 2007 and is, therefore, recorded as a current maturity of long-term obligations.
Short-term debt obligations – Short-term debt obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of December 31, 2006, we had $3.5 million in short-term debt obligations borrowed by our subsidiary in the Czech Republic that was being used to fund short-term working capital requirements.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of December 31, 2006, we did not have any amounts outstanding under these arrangements.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Convertible debt – During October 2005, we completed the sale of $175 million in principal amount of 3.50% Convertible Debentures Due 2025. The net proceeds, after transaction fees totaling $5.1 million, were $169.9 million. The $5.1 million in transaction fees have been deferred and are being amortized over seven years, the term of the initial put option by the holders of the debentures. The convertible debentures have an annual interest rate of 3.50% and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture governing the debentures.
During December 2004, we completed the sale of $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024. The net proceeds, after transaction fees totaling $4.6 million, were $135.4 million. The $4.6 million in transaction fees have been deferred and are being amortized over five years, the term of the initial put option by the holders of the debentures. The Convertible Senior Debentures have an interest rate of 1.625% and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible senior debentures are set forth in the indenture governing the debentures.
These debentures are discussed further in Note 10 – Debt Obligations to the Consolidated Financial Statements.
Proceeds from issuance of shares and other capital contributions – We have established, and shareholders have approved, share compensation plans (the “SCP”) that allow the Company to make grants of restricted stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. We have reserved a total of 13,663,991 shares of Common Stock under the SCP. During 2006, 1,458,072 stock options were exercised at an average exercise price of $8.83, resulting in proceeds to us of approximately $12.9 million.
We also sponsor a qualified Employee Stock Purchase Plan (“ESPP”) under which we reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During 2006, we issued 41,492 shares at an average price of $24.00 per share, resulting in proceeds to us of approximately $1.0 million.
These plans are discussed further in Note 14 – Stock Plans to the Consolidated Financial Statements.
Other uses of capital
Payment obligations related to acquisitions – We have potential contingent obligations to the former owners of the net assets of Movilcarga. Based upon presently available information we do not believe any additional payments will be required. The seller has disputed this conclusion and may seek arbitration as provided for in the purchase agreement. Any additional payments, if ultimately determined to be owed the seller, would be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet common stock at our option. This is discussed further in Note 4 – Acquisitions to the Consolidated Financial Statements.
See sections entitled “— Other trends and uncertainties — Agreement to acquire RIA” and “— Other trends and uncertainties — Agreement to acquire La Nacional” below for discussion of liquidity and capital resources involving an acquisition expected to close during the first half of 2007.
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2007 and 2011. The leases bear interest between 2.5% and 12.5% per year. As of December 31, 2006, we owed $20.0 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for 2006 were $24.4 million, of which $4.9 million were funded through capital leases. These capital expenditures were required primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software.
In the Prepaid Processing Segment, approximately 90,000 of the more than 296,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV (Europay, MasterCard and Visa) chip card support. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets. Upgrades to our ATM software and hardware were required in 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro-chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $3.0 million.
Excluding acquisitions completed subsequent to December 31, 2006, total capital expenditures for 2007 are estimated to be approximately $25 million to $30 million, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, to purchase and install ATMs in future key under-penetrated markets, the purchase of terminals for the Prepaid Processing Segment and office and data center computer equipment and software. We expect approximately $10 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
At current and projected cash flow levels, we anticipate that our cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit agreements and other and existing and future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our cash is insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or obligations.
We may decide to raise additional capital through the issuance of additional debt or equity instruments, the proceeds of which could be used to fund additional growth through future acquisitions, if appropriate, and for general corporate purposes.
Contingencies
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that we owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after we had terminated our business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. The claim is currently in arbitration. We believe that we have strong defenses to this action and, accordingly, we have not recorded any liability or expense related to this claim. We will continue to monitor and assess this claim until ultimate resolution.
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to telecommunications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by our Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. We plan to claim refunds for amounts paid during this period. Because of the complexity of the matter, the refund claim has not yet been quantified. No amounts have been recorded, or will be recorded for any potential recovery, in our Consolidated Financial Statements until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
Other trends and uncertainties
Agreement to acquire RIA – As discussed under “Opportunities and Challenges” above and in Note 4 – Acquisitions to the Consolidated Financial Statements, during the fourth quarter 2006 we agreed to acquire, subject to regulatory approvals and other customary closing conditions, the stock of RIA. The purchase price is comprised of $380 million in cash, $110 million in Euronet Common Stock and certain contingent value and stock appreciation rights. This acquisition is expected to close during the first half of 2007. Approximately $200 million of the purchase price will be funded through cash on hand, with the remaining cash obligation will be borrowed under a Senior Credit Facility that includes both a Term Loan to be repaid over seven years and an new $75 million five year term Revolving Credit Facility that replaces our current $50 million facility as amended during second quarter 2006. We estimate that we will be able to repay the $180 million acquisition debt within a few years through cash flows available from operations. Based on current trading prices for our common stock, we expect to issue approximately 3.9 million shares of our Common Stock in consideration for this acquisition, excluding any potential shares to be issued in settlement of the contingent value and stock appreciation rights that is expected to occur approximately 18 months after the acquisition closing date. We have the option to settle the contingent value and stock appreciation rights in either cash or Euronet Common Stock. Assuming the acquisition closes with an effective date of April 1, 2007, we expect the acquisition of RIA to be approximately $0.07 to $0.13 dilutive to 2007 diluted earnings per share and approximately $0.20 to $0.25 accretive to 2008 diluted earnings per share.

Euronet Payments & Remittance – During 2005 we acquired TelecommUSA, now Euronet Payments & Remittance. In connection with the expected future expansion of our card-based money transfer and bill payment product through our existing POS terminals, we expect to incur potentially significant costs for technical development and marketing. During 2006, operating expenses of the money transfer and bill payment business exceeded revenues by $3.3 million and we expect to incur operating expenses in excess of revenues of approximately $1.5 million or more during 2007.
Euronet Payments & Remittance is consistent with our core business of transaction processing and we currently have over 1,600 sending locations in the U.S. to facilitate consumer remittances to approximately 24,000 distribution outlets in Latin America. We also offer bill payment services to approximately 5,000 U.S. billers. The card-based system allows retailers to accept cash at a designated POS location and transfer it to any of the money transfer locations connected to the system. The system is fast and easy to use for both retailers and consumers and is designed to verify transactions in compliance with all state and federal regulations, including the Bank Secrecy Act and Patriot Act regulations and all other rules and regulations enforced by the Office of Foreign Assets Control (“OFAC”) and Financial Crimes Enforcement Network (“FINCEN”). Transfers can be picked up in cash, deposited to a bank account, or loaded to a stored value card.
The section entitled “Agreement to acquire RIA” above contains further discussion regarding an acquisition that we expect to close during the first half of 2007 that would substantially expand our money transfer and bill payment business in the U.S. and internationally.
EFT Processing Segment expansion in China – In January 2006, through Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China, we entered into an ATM outsourcing pilot agreement with Postal Savings and Remittance Bureau (“PSRB”), a financial institution located and organized in China. Under the pilot agreement we deployed and are providing all of the day-to-day outsourcing services for a total of 87 ATMs in Beijing, Shanghai and Guangdong, the three largest commercial centers in China. Additionally, during 2006, we signed an ATM outsourcing agreement with a leading multinational bank to deploy 50 ATMs in China beginning in January 2007. We have established a technical processing and operations center in Beijing to operate these ATMs.
EFT Processing Segment contract renewals and extensions – In 2006, we extended certain EFT Processing Segment customers contracts prior to their original expiration dates to terms that extend for several years beyond 2006. We decided to extend these contract terms for several years beyond their original terms, and possibly gain incremental transaction volumes, in return for granting these customers certain incentives. These incentives have resulted in a decrease in operating profit margin associated with these contracts. If terms are acceptable, we may decide to enter into similar contract extensions with other EFT Processing Segment customers.
Agreement to acquire La Nacional – As discussed under “Opportunities and Challenges” above, during January 2007, we signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. In connection with signing the agreement, we deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
We have become aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. We are currently gathering additional information to assess the impact of these arrests on La Nacional and on our potential acquisition of that company. The outcome of our analysis is currently uncertain. No assurance can be given that we will close the La Nacional acquisition.
Stock plans
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. We believe that this method achieves the highest level of clarity and comparability among the presented periods. See Note 2 – Basis of Presentation, Note 3 – Summary of Significant Accounting Policies and Practices and Note 14 – Stock Plans to the Consolidated Financial Statements for the impact of adjusting prior periods and further discussion.

Historically, the Compensation Committee of our Board of Directors has awarded nonvested shares or nonvested share units (“restricted stock”) and stock options as an element of long-term management incentive compensation. The amount of future compensation expense related to awards of restricted stock is based on the market price for Euronet Common Stock at the grant date. For grants of stock options, we used the Black-Scholes option pricing model for the determination of fair value for stock option grants and plan to use the Black Scholes option pricing model for future stock option grants, if any. The grant date for stock options or restricted stock is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by our Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards with performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. Expense for stock options and restricted stock is generally recorded as a corporate expense.
We have total unrecognized compensation cost related to unvested stock option and restricted stock awards of $19.0 million that will be recognized over a weighted average period of 4.2 years.
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
OFF BALANCE SHEET ARRANGEMENTS
We have certain significant off balance sheet items described below and in the following section, “—Contractual Obligations” (also see Note 20 – Guarantees to the Consolidated Financial Statements).
As of December 31, 2006 we had $32.0 million of bank guarantees issued on our behalf, of which $14.2 million are collateralized by cash deposits held by the respective issuing banks. As of December 31, 2006, we have stand-by letters of credit issued on our behalf in the amount of $2.8 million.
On occasion we grant guarantees of the obligations of our wholly-owned subsidiaries. As of December 31, 2006, we had granted guarantees of the following off balance sheet obligations and amounts:
•	Cash in various ATM networks — $19.4 million over the terms of the cash supply agreements.

•	Vendor supply agreements — $3.1 million over the term of the vendor agreements.

•	Performance guarantees — $18.6 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications.

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant.

•	In connection with acquisitions and disposition of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of those states.
To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of December 31, 2006.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations, less current maturities, including interest	$395,207	$11,174	$191,934	$12,250	$179,849
Short-term debt obligations and current maturities of long-term debt obligations, including interest	4,548	4,548	—	—	—
Estimated potential acquisition obligations	495,000	492,500	1,250	1,250	—
Obligations under capital leases	23,958	8,256	9,615	5,567	520
Obligations under operating leases	48,416	10,479	18,633	12,714	6,590
Vendor purchase obligations	9,103	6,203	2,608	292	—

Total	$976,232	$533,160	$224,040	$32,073	$186,959

For the purposes of the above table, our $140 million convertible debentures issued in December 2004 are considered due during 2009, and our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first years in which holders have the right to exercise their put option. Additionally, the above table only includes interest on these convertible debentures up to the potential settlement dates. For additional information on debt obligations, see Note 10 – Debt Obligations to the Consolidated Financial Statements.
Estimated potential acquisition obligations as of December 31, 2006 include: 1) $490 million in cash and Euronet Common Stock to be provided to the sellers of RIA upon closing, which is expected during the first half of 2007; 2) $2.5 million in cash to be provided to the sellers of Brodos SRL (“Brodos”) upon the achievement of certain closing conditions, which were completed in January 2007; and 3) additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2009 and 2010 in connection with the acquisition of Brodos, totaling up to $2.5 million. See Note 4 – Acquisitions to the Consolidated Financial Statements for a more complete description of these acquisitions.
For additional information on capital and operating lease obligations, see Note 11 – Leases to the Consolidated Financial Statements.
Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, purchase obligations listed above are estimated based on current levels of such business activity. For additional information, see Note 20 – Guarantees to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3 – Summary of Significant Accounting Policies and Practices to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A – Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 12 – Taxes to the Consolidated Financial Statements, gross deferred tax assets were $42.8 million as of December 31, 2006, partially offset by a valuation allowance of $14.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Goodwill and other intangible assets
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engaged an appraiser to assist in the evaluation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2006, the Company’s consolidated balance sheet includes goodwill of $278.7 million and acquired intangible assets, net of accumulated amortization, of $47.5 million.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis, and whenever events or circumstances dictate, the Company tests for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests during the years 2006, 2005 and 2004 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumption could change, which may result in the recording of material non-cash impairment charges during the year in which these changes take place.
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
BALANCE SHEET ITEMS
Inventory – PINs and other
Inventory – PINs and other increased to $49.5 million at December 31, 2006 from $25.6 million at December 31, 2005. Inventory – PINs and other includes prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime purchases related to the Prepaid Processing Segment. This category also includes smaller amounts for POS terminals, mobile phone handsets and ATMs held for sale. A portion of the increase is the result of our Prepaid Processing subsidiary in Australia holding $8.0 million in PIN inventory as of December 31, 2006 in connection with a mobile operator’s change from a “consignment” practice to a “billable-with-terms” practice during 2006. Additionally, we had increased PIN inventory levels at our subsidiaries in New Zealand, the U.K., Germany, Poland and the U.S. due to business growth and large PIN purchases made near the end of the year to ensure appropriate stock levels through the holiday season. We generally sell our PIN inventory within a very short timeframe, thereby limiting our exposure to overall reductions in the market value of PINs or other obsolescence issues.
Trade accounts receivable, net
Net trade accounts receivables increased to $212.6 million at December 31, 2006 from $166.5 million at December 31, 2005. The primary component of our trade accounts receivable represents amounts to be collected on behalf of mobile operators for the full value of the prepaid mobile airtime sold in our Prepaid Processing Segment, which continues to experience growth. Generally, these balances are collected and remitted to the mobile operators within two weeks. The December 31, 2006 balance includes $2.3 million in accounts receivable related to Essentis, which was acquired during January 2006. The remaining increase of $43.8 million is due mainly to continued growth in the Prepaid Processing Segment as well as differences in the timing of settlements with mobile operators, primarily in the U.K and Australia. A portion of this increase was also due to the strengthening of the functional currencies in many of our jurisdictions relative to the U.S. dollar. As of December 31, 2006, euros, British pounds, Australian dollars and Polish zloty ranged from approximately 8% to 14% higher relative to the U.S. dollar than they were as of December 31, 2005.
Property and equipment, net
Net property and equipment increased to $55.2 million as of December 31, 2006 from $44.9 million as of December 31, 2005. Of this $10.3 million increase, $2.4 million is due to the acquisition of Essentis in January 2006 and the identification of assets under capital lease arrangements at Instreamline. Capital additions were $24.4 million during 2006, $4.9 million of which were funded through capital leases. During 2006, we incurred capital expenditures for ATMs or ATM upgrades of $10.5 million, primarily in Poland, India and Germany. We believe these upgrades will substantially increase the economic life of our ATMs. We incurred capital expenditures for POS terminals of $4.7 million, primarily in Germany, the U.S., Poland and the U.K. And we incurred capital expenditures of $4.3 million for computer equipment and software for our various processing centers. The remaining $4.9 million in capital expenditures were for other equipment, computers and software. Offsetting these increases, were depreciation and amortization expense of $19.3 million and net disposals of property and equipment of $2.1 million during 2006. The remaining increase of $4.9 million was mainly due to the impact of fluctuations in exchange rates relative to the U.S. dollar during 2006.
Goodwill and acquired intangible assets, net
Net intangible assets and goodwill increased to $326.3 million at December 31, 2006 from $317.9 million at December 31, 2005 due primarily to the acquisition of Essentis and the earn-out for the Dynamic Telecom acquisition finalized during 2006. The following table summarizes goodwill and acquired intangible asset activity for 2006:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance at January 1, 2006	$50,724	$267,195	$317,919
Increases (decreases):
2006 acquisitions	2,469	—	2,469
Earn-out payment related to 2005 acquisitions	—	4,125	4,125
Adjustments to other 2005 acquisitions	232	(628)	(396)
Amortization	(8,350)	—	(8,350)
Other (primarily changes in foreign currency exchange rates)	2,464	8,051	10,515

Balance as of December 31, 2006	$47,539	$278,743	$326,282

Deferred income tax assets
Current and non-current deferred income tax assets totaled $28.4 million at December 31, 2006, compared to $8.8 million at December 31, 2005. This increase of $19.6 million is due primarily to 2 reasons: 1) the recognition of deferred tax assets associated with an increase in our U.S. tax loss carryforwards resulting from the deduction of interest expense on the contingent interest convertible debentures calculated at the comparable yield for U.S. tax purposes compared to the accrual of interest expense at the stated yield for accounting purposes; and 2) the reduction of valuation allowance for earnings, primarily foreign currency translation gains, derived by our U.S. operations. The deduction for the excess of the comparable yield over the stated yield on the contingent interest convertible bonds is also recorded as a deferred tax liability because the tax benefit for such deductions will be recorded as a component of additional paid in capital upon payment of the contingent interest.
Trade accounts payable
Accounts payable increased to $269.2 million at December 31, 2006 from $202.7 million at December 31, 2005. The primary component of our trade accounts payable represents payables to mobile operators in connection with the timing of the settlement process for the Prepaid Processing Segment, which continues to grow. During 2006, this balance increased by $65.0 million due to growth in the Prepaid Processing Segment, as well as differences in the timing of settlements with mobile operators in the U.K., the U.S., Australia, Germany and Poland. A portion of this increase also reflects the strengthening of the functional currencies in many of our jurisdictions relative to the U.S. dollar. As of December 31, 2006, euros, British pounds, Australian dollars and Polish zloty ranged from approximately 8% to 14% stronger relative to the U.S. dollar than they were as of December 31, 2005. The remaining net increase of $1.5 million is the result of increases and decreases across our other operations, including an additional $0.7 million in accounts payable as of December 31, 2006 related to Essentis, which was acquired effective January 1, 2006.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities increased to $99.0 million at December 31, 2006 from $77.1 million at December 31, 2005. The December 31, 2005 balance included $3.2 million in accruals for the purchase of the remaining 6.25% ownership share of our subsidiary in India and the remaining 34% of our subsidiary in Serbia, Europlanet, which were settled during the first quarter 2006. Partially offsetting this decrease was $2.8 million in additional accruals related to Essentis, which was acquired in January 2006. The remaining net increase of $22.3 million is primarily due growth in the Prepaid Processing Segment, as well as differences in the timing of the settlement process with mobile operators, primarily Australia and New Zealand. As mentioned above, a portion of this increase was also due to strengthening of foreign currency exchange rates relative to the U.S. dollar in many of our jurisdictions.

Debt obligations and capital leases
As of December 31, 2006, total indebtedness increased to $373.5 million from $355.6 million as of December 31, 2005. During 2006 we amended our October 2004, $50 million revolving credit agreement to extend the maturity date to May 26, 2009, established a new credit facility in India and expanded the participating financial institutions from one to three. The amended and new agreements allow the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. Although we may elect to repay these balances within one year, balances outstanding under this facility are classified as long-term debt obligations because the maturity date of the revolving credit agreements is beyond one year. The $17.9 million increase in total debt obligations includes $26.0 million in amounts drawn on our revolving credit facilities during December 2006 for short term working capital requirements. These borrowings were repaid in January 2007. The offsetting decrease is primarily due to repayments of other borrowings under our revolving credit facilities that were being used at the end of 2005 to fund short-term working capital requirements, primarily in Spain.
In connection with certain long-term outsourcing agreements, we lease many of our ATMs under capital lease arrangements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We generally recover the related lease costs from the bank under the outsourcing agreements. Our total capital lease obligations increased to $20.0 million at December 31, 2006 from $17.7 million at December 31, 2005 due to additional leases in India and additional leases identified in connection with our acquisition of Instreamline, partially offset by capital lease repayments during 2006.
A summary of the activity in our debt obligations for 2006 is summarized in the table below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Total
Balance at January 1, 2006	$7,343	$15,550	$17,660	$140,000	$175,000	$355,553
Increases (decreases):
Indebtedness incurred	38,756	2,839	6,928	—	—	48,523
Repayments	(12,761)	(14,857)	(8,156)	—	—	(35,774)
Capital lease interest accrued	—	—	1,781	—	—	1,781
Foreign exchange loss	735	846	1,788	—	—	3,369

Balance at December 31, 2006	34,073	4,378	20,001	140,000	175,000	373,452

Less — current maturities	—	(4,378)	(6,592)	—	—	(10,970)

Long-term obligations at December 31, 2006	$34,073	$—	$13,409	$140,000	$175,000	$362,482

For further information, see Note 10 – Debt Obligations to the Consolidated Financial Statements.
Subject to regulatory approvals and other customary closing conditions, we have agreed to acquire RIA and received a commitment for $180 million of additional debt financing, to be issued through a secured, syndicated term loan.
Deferred income tax liabilities
Current and non-current deferred income tax liabilities totaled $47.2 million as of December 31, 2006, compared to $28.2 million as of December 31, 2005. This majority of the increase of $19.0 million is due to the following 3 reasons: 1) an increase to deferred tax liabilities for the excess of interest expense deducted for U.S. tax purposes at the comparable yield over the stated yield on the contingent interest convertible bonds, the tax benefit of which will be transferred to additional paid in capital upon realization; 2) an increase to deferred tax liabilities for unrealized foreign exchange gains derived by our U.S. operations on short-term investments and inter-company loans to our foreign subsidiaries denominated in currencies other than the U.S. dollar; and 3) an increase to deferred tax liabilities for the amortization of tax deductible goodwill.
Total stockholders’ equity
Total stockholders’ equity increased to $288.3 million at December 31, 2006 from $206.4 million at December 31, 2005. This $81.9 million increase is the result of:
•	$46.3 million in net income for the year ended December 31, 2006;
•	$4.1 million in common stock issued in settlement of the Dynamic Telecom earn-out;

•	$14.6 million from stock issued under employee stock plans;
•	$7.4 million in share-based compensation; and
•	$9.5 million change in accumulated other comprehensive income (loss).
As discussed in the Notes to the Consolidated Financial Statements, we adopted the provisions of SFAS No. 123R on January 1, 2006. We elected to adopt SFAS No. 123R utilizing the modified retrospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 2 – Basis of Presentation, Note 3 – Significant Accounting Policies and Practices and Note 14 – Stock Plans to the Consolidated Financial Statements for further discussion. These adjustments included an increase of $32.7 million to the January 1, 2006 balance of additional paid-in capital and an offsetting increase of $32.7 million to the January 1, 2006 balance of our accumulated deficit, for the amount of share-based compensation relating to the years 1996 through 2004. Total stockholders’ equity was not impacted by these adjustments.
SUBSEQUENT EVENTS
Acquisitions
During the first quarter 2007, we entered agreements to acquire the following companies for a total purchase price of approximately $52 million.
Agreement to acquire La Nacional — As discussed under “Opportunities and Challenges” above, during January 2007, we signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. In connection with signing the agreement, we deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
We have become aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. We are currently gathering additional information to assess the impact of these arrests on La Nacional and on our potential acquisition of that Company. The outcome of our analysis is currently uncertain. No assurance can be given that we will close the La Nacional acquisition.
Acquisition of Brodos SRL – During January 2007, we completed the acquisition of Brodos SRL (“Brodos”). Brodos is a leading electronic prepaid mobile airtime processor in Romania and will expand our Prepaid Processing Segment business to Romania.
Acquisition of Omega Logic, Ltd. – During February 2007, we completed the acquisition of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition will enhance our Prepaid Processing Segment business in the U.K.
IMPACT OF NEW AND EMERGING ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” During rediliberations, the FASB has reaffirmed certain decisions including, among other things: 1) identifiable intangible assets acquired in a business combination should be measured at a current exchange value rather than at an entity-specific value, 2) measure and recognize the acquiree’s identifiable assets and liabilities and goodwill in a step or partial acquisition at 100 percent of their acquisition date fair values and 3) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The FASB has not yet reaffirmed decisions on other items, including recording contingent liabilities, as well as earn-out obligations, at estimated value at the acquisition date, with subsequent adjustments being recorded in net income, rather than as an adjustment to goodwill. The FASB expects to issue the final statement during the first half of 2007. If adopted, the changes described above, as well as other possible changes, would likely have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries,” that would replace Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements.” During rediliberations, the FASB has reaffirmed that noncontrolling interests in subsidiaries should be presented in the consolidated balance sheet within equity, separate from the parent shareholders’ equity. The FASB expects to issue the final statement during the first half of 2007. If adopted, this would result in a change of classification of our minority interest from a component of liabilities to a component of equity in consolidated balance sheets issued after the effective date.
During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” If significant, this issue requires companies to disclose the policy of presenting such taxes in the income statement on either a gross or net basis. The provisions of this issue will be effective for Euronet beginning January 1, 2007. We present taxes collected and remitted to governmental authorities net on the income statement and, if considered significant, disclosure of this policy will be included in our financial statement footnotes beginning in 2007.
During 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosure with respect to uncertain tax positions. The provisions of FIN 48 will be effective for Euronet beginning January 1, 2007. We currently evaluating the impact of adopting FIN 48 and have not yet determined the effect on our financial condition, results from operations and cash flows.
During 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for Euronet beginning January 1, 2008. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of December 31, 2006, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $373.5 million, approximately 84% relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 16% of total debt outstanding relates to debt obligations and capitalized leases with fixed payment and interest terms that expire over the next several years. We also have $50 million in revolving credit facilities that accrue interest at variable rates, which can be increased to $65 million at our option. Should we borrow this full $65 million under the revolving credit facility, in addition to approximately $4.4 million borrowed under other debt arrangements as of December 31, 2006, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.7 million.

For more information, see Note 10 – Debt Obligations to the Consolidated Financial Statements.
Foreign currency exchange rate risk
For the year ended December 31, 2006, 84% of our revenues were generated in non-U.S. dollar countries compared to 86% for the year ended December 31, 2005. This slight decrease in revenues from non-U.S. dollar countries, compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. We estimate that, depending on the net foreign currency working capital position at a selected point in time, a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of up to approximately $10.0 million. This effect is estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies.
We are also exposed to foreign currency exchange rate risk in our money transfer subsidiary, Euronet Payments & Remittance that was established during 2005. This portion of our business is currently insignificant; however, we expect that it will grow. A majority of this business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.
As discussed under “Liquidity and Capital Resources – Other trends and uncertainties” above, and in Note 4 – Acquisitions to the Consolidated Financial Statements, during the fourth quarter 2006, we agreed to acquire the stock of RIA, subject to regulatory approvals and other customary closing conditions that we expect to receive during the first half of 2007. The closing of this acquisition will increase our exposure to foreign currency risk in our money transfer business substantially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 28, 2007

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2006	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$321,058	$219,932
Restricted cash	80,703	73,942
Inventory — PINs and other	49,511	25,595
Trade accounts receivable, net of allowances for doubtful accounts of $2,137 at December 31, 2006 and $1,995 at December 31, 2005	212,631	166,451
Deferred income taxes, net	9,356	1,812
Prepaid expenses and other current assets	15,212	21,211

Total current assets	688,471	508,943

Property and equipment, net of accumulated depreciation of $91,883 at December 31, 2006 and $66,644 at December 31, 2005	55,174	44,852
Goodwill	278,743	267,195
Acquired intangible assets, net of accumulated amortization of $20,696 at December 31, 2006 and $11,918 at December 31, 2005	47,539	50,724
Deferred income taxes	19,004	6,994
Other assets, net of accumulated amortization of $10,542 at December 31, 2006 and $7,721 at December 31, 2005	19,208	15,644

Total assets	$1,108,139	$894,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$269,212	$202,655
Accrued expenses and other current liabilities	99,039	77,101
Current installments on capital lease obligations	6,592	5,431
Short-term debt obligations and current maturities of long-term debt obligations	4,378	22,893
Income taxes payable	9,463	8,207
Deferred income taxes	4,108	3,023
Deferred revenue	11,318	8,013

Total current liabilities	404,110	327,323

Debt obligations, net of current portion	349,073	315,000
Capital lease obligations, excluding current installments	13,409	12,229
Deferred income taxes	43,071	25,157
Other long-term liabilities	1,811	1,161
Minority interest	8,350	7,129

Total liabilities	819,824	687,999

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. Authorized 90,000,000 shares at December 31, 2006 and 60,000,000 shares at December 31, 2005; issued and outstanding 37,440,027 shares at December 31, 2006 and 35,776,431 at December 31, 2005	749	717
Additional paid-in-capital	338,216	312,025
Treasury stock	(196)	(196)
Subscriptions receivable	(170)	(124)
Accumulated deficit	(58,480)	(104,787)
Restricted reserve	780	776
Accumulated other comprehensive income (loss)	7,416	(2,058)

Total stockholders’ equity	288,315	206,353

Total liabilities and stockholders’ equity	$1,108,139	$894,352

See accompanying notes to the consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share data)

	Year Ended December 31,
	2006	2005 (1)	2004 (1)
Revenues:
EFT Processing Segment	$130,748	$105,551	$77,600
Prepaid Processing Segment	470,861	411,279	289,810
Software Solutions Segment	27,572	14,329	13,670

Total revenues	629,181	531,159	381,080

Operating expenses:
Direct operating costs	435,476	370,758	264,602
Salaries and benefits	74,256	58,760	47,370
Selling, general and administrative	38,101	31,489	23,578
Depreciation and amortization	29,050	22,375	15,801

Total operating expenses	576,883	483,382	351,351

Operating income	52,298	47,777	29,729

Other income (expense):
Interest income	13,750	5,874	3,022
Interest expense	(14,747)	(8,459)	(7,300)
Income from unconsolidated affiliates	660	1,185	345
Loss on early retirement of debt	—	—	(920)
Foreign currency exchange gain (loss), net	10,166	(7,495)	(448)

Total other income (expense)	9,829	(8,895)	(5,301)

Income from continuing operations before income taxes and minority interest	62,127	38,882	24,428
Income tax expense	(14,843)	(14,976)	(11,518)
Minority interest	(977)	(916)	(58)

Income from continuing operations	46,307	22,990	12,852

Loss from discontinued operations	—	(635)	—

Net income	$46,307	$22,355	$12,852

Earnings per share — basic:
Continuing operations	$1.25	$0.66	$0.41
Discontinued operations	—	(0.02)	—

Total	$1.25	$0.64	$0.41

Basic weighted average shares outstanding	37,037,435	35,020,499	31,267,617

Earnings per share — diluted:
Continuing operations	$1.17	$0.62	$0.39
Discontinued operations	—	$(0.01)	—

Total	$1.17	$0.61	$0.39

Diluted weighted average shares outstanding	42,456,137	36,831,320	33,351,648

See accompanying notes to the consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

			Additional		Employee
	No. of	Common	Paid in	Treasury	Loans for
	Shares	Stock	Capital (1)	Stock	Stock
Balance at December 31, 2003	29,525,554	$590	$220,500	$(145)	$(381)

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Comprehensive income
Stock issued under employee stock plans	1,572,943	32	8,623	—	—
Share-based compensation	—	—	7,001	—	—
Shares issued for acquisitions	1,326,573	27	25,840	—	—
Private placement of shares	423,699	8	—	—	—
Warrants exercised	277,269	6	1,207	—	—
Employee loans for stock	—	—	—	—	334
Other	—	—	86	(4)	—

Balance at December 31, 2004	33,126,038	663	263,257	(149)	(47)

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Recognition of cumulative translation adjustment from liquidation of France subsidiary	—	—	—	—	—
Comprehensive income
Stock issued under employee stock plans	1,289,922	26	8,305	—	—
Share-based compensation	—	—	5,582	—	—
Shares issued for acquisitions	1,384,782	28	34,882	—	—
Employee loans for stock	(24,311)	—	—	(47)	47
Other	—	—	(1)	—	—

Balance at December 31, 2005	35,776,431	717	312,025	(196)	—

Comprehensive income:
Net income	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Comprehensive income
Stock issued under employee stock plans	1,539,014	31	14,630	—	—
Share-based compensation	—	—	7,366	—	—
Shares issued for acquisitions	109,542	2	4,123	—	—
Other	15,040	(1)	72	—	—

Balance at December 31, 2006	37,440,027	$749	$338,216	$(196)	$—

See accompanying notes to the consolidated financial statements

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)

				Accumulated
				Other
	Subscription	Accumulated	Restricted	Comprehensive
	Receivable	Deficit (1)	Reserve	Income (Loss)	Total (1)
Balance at December 31, 2003	$(20)	$(139,994)	$777	$542	$81,869

Comprehensive income:
Net income	—	12,852	—	—	12,852
Translation adjustment	—	—	—	4,196	4,196

Comprehensive income					17,048

Stock issued under employee stock plans	(160)	—	—	—	8,495
Share-based compensation	—	—	—	—	7,001
Shares issued for acquisitions	—	—	—	—	25,867
Private placement of shares	—	—	—	—	8
Warrants exercised	—	—	—	—	1,213
Employee loans for stock	—	—	—	—	334
Other	—	—	(3)	—	79

Balance at December 31, 2004	(180)	(127,142)	774	4,738	141,914

Comprehensive income:
Net income	—	22,355	—	—	22,355
Translation adjustment	—	—	—	(7,487)	(7,487)
Recognition of cumulative translation adjustment from liquidation of France subsidiary	—	—	—	691	691
Comprehensive income					15,559
Stock issued under employee stock plans	56	—	—	—	8,387
Share-based compensation	—	—	—	—	5,582
Shares issued for acquisitions	—	—	—	—	34,910
Employee loans for stock	—	—	—	—	—
Other	—	—	2	—	1

Balance at December 31, 2005	(124)	(104,787)	776	(2,058)	206,353

Comprehensive income:
Net income	—	46,307	—	—	46,307
Translation adjustment	—	—	—	9,474	9,474
Comprehensive income					55,781
Stock issued under employee stock plans	(46)	—	—	—	14,615
Share-based compensation	—	—	—	—	7,366
Shares issued for acquisitions	—	—	—	—	4,125
Other	—	—	4	—	75

Balance at December 31, 2006	$(170)	$(58,480)	$780	$7,416	$288,315

See accompanying notes to the consolidated financial statements

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005 (1)	2004 (1)
Net income	$46,307	$22,355	$12,852

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,050	22,375	15,801
Share-based compensation	7,423	5,582	7,001
Unrealized foreign exchange (gain) loss, net	(10,102)	5,745	56
Loss from discontinued operations	—	635	—
Gain on disposal of property and equipment	(238)	(254)	(139)
Deferred income tax expense (benefit)	(49)	2,381	(440)
Income assigned to minority interest	977	916	58
Income from unconsolidated affiliates	(660)	(1,185)	(345)
Accretion of discount on notes payable	—	—	327
Amortization of debt obligations issuance expense	2,031	1,568	94

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(1,392)	(290)	6,130
Restricted cash	2,865	(12,358)	(11,020)
Inventory — PINs and other	(21,395)	(7,550)	(16,471)
Trade accounts receivable	(28,999)	(53,938)	(32,374)
Prepaid expenses and other current assets	8,403	(16,340)	(5,594)
Trade accounts payable	45,299	67,001	47,242
Deferred revenue	3,109	(3,662)	5,489
Accrued expenses and other current liabilities	14,253	19,352	17,222
Other, net	(955)	(38)	(1,258)

Net cash provided by operating activities	95,927	52,295	44,631

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,069)	(120,689)	(14,252)
Proceeds from sale of property and equipment	1,063	708	325
Purchases of property and equipment	(20,454)	(18,245)	(8,708)
Purchases of other long-term assets	(4,665)	(1,284)	(2,500)

Net cash used in investing activities	(26,125)	(139,510)	(25,135)

Cash flows from financing activities:
Proceeds from issuance of shares	14,680	8,377	9,813
Net borrowings (repayments) on short-term debt obligations and revolving credit agreements	16,600	12,766	4,413
Repayment of capital lease obligations	(6,375)	(5,299)	(5,679)
Repayments of long-term debt obligations	—	—	(61,973)
Debt issuance costs	—	(5,136)	(4,399)
Proceeds from long-term debt obligations	—	175,000	140,000
Other, net	(183)	506	(1)

Net cash provided by financing activities	24,722	186,214	82,174

Effect of exchange differences on cash	6,602	(3,265)	3,283

Increase in cash and cash equivalents	101,126	95,734	104,953
Cash and cash equivalents at beginning of period	219,932	124,198	19,245

Cash and cash equivalents at end of period	$321,058	$219,932	$124,198

Interest paid during the period	$12,851	$5,327	$7,608
Income taxes paid during the period	18,147	14,143	5,902
See accompanying notes to the consolidated financial statements.

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(1) ORGANIZATION
Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet is one of the world’s largest providers of “top-up” services for prepaid products, such as mobile airtime, long distance and debit cards and also operates the largest independent pan-European automated teller machine (“ATM”) network and the largest shared ATM network in India. In its EFT Processing Segment, as of December 31, 2006, the Company processes transactions for a network of ATMs across Europe, the Middle East, Africa, India and China. Euronet provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM management solutions, outsourced point-of-sale (“POS”) EFT solutions, outsourced card solutions and electronic recharge services (for prepaid mobile airtime purchases via ATM or directly from the handset). Through its Prepaid Processing Segment, Euronet provides processing, or top-up, services for prepaid mobile airtime and other prepaid products, and money transfer and bill payment services. As of December 31, 2006, the Company operates a network of POS terminals providing electronic processing of top-up services in the U.S., Europe, Africa and Asia Pacific, and money transfer and bill payment services primarily to customers in the U.S. Through Euronet’s Software Solutions Segment, the Company offers integrated EFT software solutions for electronic payment and transaction delivery systems. Euronet’s principal customers are banks, mobile phone operators and retailers that require electronic financial transaction processing services. The Company’s solutions are used in nearly 100 countries worldwide. As of December 31, 2006, Euronet had 17 offices in Europe, four in the Asia Pacific region, four in the U.S. and one in the Middle East. The Company’s executive offices are located in Leawood, Kansas, U.S.A.
(2) BASIS OF PREPARATION
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Euronet and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control, but has the ability to exercise significant influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Results from operations related to entities acquired during the periods covered by the Consolidated Financial Statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year’s presentation.
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
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. The Company elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. See Note 3 – Summary of Significant Accounting Policies and Practices and Note 14 – Stock Plans for further discussion.
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(a) Foreign currencies
Assets and liabilities denominated in currencies other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the consolidated statements of income.
The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive income (loss) as a separate component of consolidated stockholders’ equity.

(b) Cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
(c) Inventory — PINs and other
Inventory — PINs and other is valued at the lower of cost or fair market value and represents primarily prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the Prepaid Processing Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Additionally, from time to time, Inventory — PINs and other may include POS terminals, mobile phone handsets and ATMs held by the Company for resale.
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

Automated teller machines (ATMs) or ATM upgrades	5 – 7 years
Computers and software	3 – 5 years
POS terminals	2 – 5 years
Vehicles and office equipment	5 years
ATM cassettes	1 year
Leasehold improvements	Over the lesser of the lease term or estimated useful life
(e) Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests for the years ended December 31, 2006, 2005 and 2004 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
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
See Note 8 – Goodwill and Acquired Intangible Assets, Net for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangible assets.
(f) Other assets
Other assets include deferred financing costs, costs related to in process acquisitions that are probable of being consummated, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company’s investment is zero. Euronet’s investment in affiliates, primarily related to the Company’s 40% investment in e-pay Malaysia, as of December 31, 2006 and 2005 was $3.3 million and $2.0 million, respectively. Undistributed earnings in these affiliates as of December 31, 2006 and 2005 were $3.3 million and $1.9 million, respectively.
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
EFT Processing
Substantially all of the revenue generated in the EFT Processing Segment is derived from ATM and other transaction-based fees and management fees from the operation of ATMs on an outsourced basis. Transaction-based fees include charges for cash withdrawals, balance inquiries, transactions not completed because the relevant card issuer does not give authorization or prepaid mobile airtime recharges. Outsourcing services are generally billed on the basis of a fixed monthly fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period.
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
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage of completion method, following the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as prescribed by SOP 97-2. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements contracts was $2.1 million and $0.3 million as of December 31, 2006 and 2005, respectively, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements contracts was $5.0 million and $1.2 million as of December 31, 2006 and 2005, respectively and is recorded as deferred revenue until such time the above revenue recognition criteria are met.
(i) Research and development costs
The Company applies SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 17 – Research and Development). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.
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
Capitalized software costs are included in other assets and are amortized on a product-by-product basis, equal to the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product, generally three years, including the period being reported on. Amortization commences when the product is available for general release to customers.
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

	As of December 31,
	2006	2005	2004
Basic weighted average shares outstanding	37,037,435	35,020,499	31,267,617
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	—	—
Weighted average shares issuable in connection with acquisition obligations (See Note 4 - Acquisitions)	36,514	—	—
Incremental shares from assumed conversion of stock options and restricted stock (1)	1,218,700	1,810,821	2,084,031

Potentially diluted weighted average shares outstanding	42,456,137	36,831,320	33,351,648

Net income	$46,307	$22,355	$12,852
Add: interest expense of 1.625% convertible debentures	3,189	—	—

Earnings available to common stockholders	$49,496	$22,355	$12,852

(1)	As a result of the adoption of SFAS No. 123R, the computation of incremental shares from the assumed conversion of stock options changed. The incremental shares previously reported for the years ended December 31, 2005 and 2004 were 2,167,488 and 2,529,082, respectively.
The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the years ended December 31, 2006, 2005 and 2004, the table does not include 240,000, 762,000 and 1,483,000 options or shares of restricted stock, respectively, that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 (see Note 10 – Debt Obligations) outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, initially in December 2009 and October 2012, respectively, or earlier upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the year ended December 31, 2006 and, accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding for 2006. The assumed conversion of the 1.625% convertible debentures was anti-dilutive for the years ended December 31, 2005 and 2004 and, accordingly, the impact has been excluded from the above computations for 2005 and 2004. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the years ended December 31, 2006 and 2005. Accordingly, the impact has been excluded from the above computation of potentially dilutive weighted average shares outstanding. The 3.50% convertible debentures were not outstanding for the year ended December 31, 2004.
(k) Share-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For equity classified awards, SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”). The portion of share-based compensation to be settled in cash is accounted for as a liability classified award. The fair value of these awards is remeasured at each reporting period and the related compensation expense is adjusted. The Company elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The Company believes that this method achieves the highest level of clarity and comparability among the presented periods.

The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by the Company’s Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards with performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. The Company has elected to use the with and without method when calculating the income tax benefit associated with its share-based payment arrangements. See Note 14 – Stock Plans for further disclosure.
(l) Recent accounting pronouncements
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” During rediliberations, the FASB has reaffirmed certain decisions including, among other things: 1) identifiable intangible assets acquired in a business combination should be measured at a current exchange value rather than at an entity-specific value, 2) the acquiring company should measure and recognize the acquiree’s identifiable assets and liabilities and goodwill in a step or partial acquisition at 100 percent of their acquisition date fair values and 3) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The FASB has not yet reaffirmed decisions on other items, including recording contingent liabilities, as well as earn-out obligations, at estimated value at the acquisition date, with subsequent adjustments being recorded in net income, rather than as an adjustment to goodwill. The FASB expects to issue the final statement during the first half of 2007. If adopted, the changes described above, as well as other possible changes, would likely have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries,” that would replace Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements.” During rediliberations, the FASB has reaffirmed that noncontrolling interests in subsidiaries should be presented in the consolidated balance sheet within equity, separate from the parent shareholders’ equity. The FASB expects to issue the final statement during the first half of 2007. If adopted, this would result in a change of classification of the Company’s minority interest from a component of liabilities to a component of equity in consolidated balance sheets issued after the effective date.
During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” If significant, this issue requires companies to disclose the policy of presenting such taxes in the income statement on either a gross or net basis. The provisions of this issue will be effective for Euronet beginning January 1, 2007. The Company presents taxes collected and remitted to governmental authorities net on the income statement and, if considered significant, disclosure of this policy will be included in our financial statement footnotes beginning in 2007.
During 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosure with respect to uncertain tax positions. The provisions of FIN 48 will be effective for Euronet beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 and has not yet determined the effect on its financial condition, results from operations and cash flows.
During 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for Euronet beginning January 1, 2008. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements.
(4) ACQUISITIONS
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on estimated fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Generally, for certain large acquisitions management engages an appraiser to assist in the valuation process.

2006 Acquisitions:
Acquisition of Essentis, Limited
In January 2006, the Company completed the acquisition of the assets of Essentis, Limited (“Essentis”) for approximately $3.0 million, which was comprised of $0.9 million in cash and approximately $2.1 million in assumed liabilities. Essentis is a U.K. company that owns and develops software packages that enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported in the Company’s Software Solutions Segment. The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets is preliminary and remains so while management completes its assessment of the fair value of the net assets acquired and liabilities assumed. There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
Agreement to acquire RIA Envia, Inc.
During the fourth quarter 2006, subject to regulatory approvals and customary closing conditions, the Company agreed to acquire the common stock of RIA Envia, Inc. (“RIA”). The agreement states that purchase price is comprised of $380 million in cash, $110 million in Euronet Common Stock and certain contingent value and stock appreciation rights. This acquisition is expected to close during the first half of 2007 and will expand the Company’s money transfer product in the U.S. and internationally. The expected purchase price will be determined when the fair value of the contingent value and stock appreciation rights are computed. The Company expects to finance the cash portion of the purchase price through a combination of cash on hand and additional debt.
2005 Acquisitions:
During 2005, the Company completed seven acquisitions for an aggregate purchase price of $120.7 million. The following table summarizes the allocation of the purchase price and adjustments to preliminary allocations, including $2.9 million paid in prior years for acquisitions accounted for as step acquisitions, to the fair values of the acquired tangible and intangible assets at the acquisition dates.

	Estimated		Other
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,841	$3,841
Property and equipment	various	1,415	3,051	4,466
Customer relationships	8 years	10,295	14,703	24,998
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,144	53,417	95,561
Assets acquired		54,910	78,666	133,576

Current liabilities		—	(687)	(687)
Deferred income tax liability		(3,892)	(5,442)	(9,334)

Net assets acquired		$51,018	$72,537	$123,555

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships, software, patent, trade name and non-compete agreements), approximately $74.7 million is deductible for income tax purposes. Of the total goodwill recorded of $95.6 million, $16.8 million relates acquisitions recorded in the Company’s EFT Processing Segment and the remaining $78.8 million relates to acquisitions recorded in the Company’s Prepaid Processing Segment.
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

Other acquisitions
During 2005, Euronet completed six other acquisitions described below for a total purchase price of $69.6 million, comprised of $39.6 million in cash, 864,131 shares of Euronet Common Stock (including 109,542 shares issued in settlement of contingent payment arrangements discussed below), valued at $23.6 million and $6.4 million in liabilities assumed. Additionally, the purchase price for acquisitions accounted for as step acquisitions, in accordance with SFAS No. 141, include $2.9 million paid in prior years.
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
In connection with these six acquisitions, $2.0 million in cash remains in escrow, subject to the achievement of certain performance criteria. This cash has been reflected in the purchase price allocation because the Company has determined beyond a reasonable doubt that the performance criteria will be met. During 2006, the Company issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of contingent payment arrangements associated with the Company’s 2005 acquisitions. This settlement was recorded as an increase in goodwill. Also during 2006, the Company identified $1.6 million of additional capital lease obligations assumed in connection with these six acquisitions that was recorded as an increase to the purchase price and an increase to property and equipment.
2004 Acquisitions:
During 2004, the Company completed four acquisitions for an aggregate purchase price of $51.6 million. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date.

	Estimated		Other
(dollar amounts in thousands)	Life	Movilcarga	Acquisitions	Total
Current assets		$—	$10,902	$10,902
Property and equipment	various	453	554	1,007
Customer relationships	8 years	4,836	4,488	9,324
Software	5 years	—	199	199
Trade name	2 years	64	—	64
Non-compete agreements	5 years	21	—	21
Goodwill	Indefinite	25,785	24,138	49,923

Assets acquired		31,159	40,281	71,440

Current liabilities		—	(10,544)	(10,544)
Deferred income tax		(1,722)	(1,798)	(3,520)
Minority interest		(5,813)	—	(5,813)

Net assets acquired		$23,624	$27,939	$51,563

Of the amounts allocated to goodwill and intangible assets (i.e. customer relationships, software, trade name and non-compete agreements), approximately $25.0 million is deductible for income tax purposes.
Acquisition of Movilcarga
In November 2004, expanding the Company’s prepaid processing segment business into Spain, Euronet indirectly acquired certain prepaid mobile airtime top-up assets and a network of POS terminals through which mobile phone time is distributed, contracts with retailers that operate the POS terminals, certain employees, and various operating contracts from Grupo Meflur Corporacion (“Meflur”), a Spanish telecommunications distribution company (the “Movilcarga Assets”). With this acquisition Euronet entered into a service agreement with Meflur to provide certain administrative and support functions necessary to operate the Movilcarga Assets, a lease agreement for office space and a license agreement for technology used to process transactions. To implement the acquisition, Euronet purchased 80% of a non-operating Spanish subsidiary (“Movilcarga”) that acquired the Movilcarga Assets. Meflur owns the remaining 20%. Euronet purchased the Movilcarga Assets for €18.0 million (approximately $23.3 million) in two installments: €8.0 million in cash at closing and €10.0 million in cash paid in January 2005 that was subject to certain revenue targets and adjustments. The revenue targets were met as of December 31, 2004; therefore, €10.0 million (approximately $13.0 million) was recorded as a purchase price payable, and included in the asset allocation, as of December 31, 2004. The purchase price also included $0.3 million in transaction costs. An additional payment may be due during 2007, subject to the fulfillment of certain financial conditions. Based upon presently available information management does not believe any additional payments will be required. The seller has disputed this conclusion and may seek arbitration as provided for in the purchase agreement. Any additional payments, if ultimately determined to be owed the seller, would be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet common stock at the company’s option.
The table above also includes adjustments to Movilcarga’s purchase price allocation based on the finalization of an independent appraisal. The appraisal resulted in a $0.6 million reclassification of the initial purchase price from goodwill to amortizable intangible assets, primarily customer relationships. The related deferred income tax liability increased by $0.2 million, which had the impact of increasing goodwill.
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

In connection with these three other acquisitions, Euronet Common Stock has been placed in escrow as security with respect to potential indemnification claims and/or the achievement of certain performance criteria to be satisfied. As of December 31, 2006, 57,954 shares remain in escrow related to 2004 acquisitions that were reflected in the initial purchase price allocation because it was been determined beyond a reasonable doubt that the performance criteria will be met. During the first quarter 2007, these shares were released from escrow to the sellers of the respective business. During 2005, the Company settled the earn-out obligation to the seller of EPS for $0.9 million in Euronet Common Stock, which was recorded as goodwill, and is included in the table above.
Initial investment in ATX Software, Ltd.
In May 2004, Euronet purchased 10% of the shares of ATX, a provider of electronic prepaid voucher solutions incorporated in the U.K. ATX offers software and outsourcing solutions for prepaid processing to existing scratch card distributors willing to switch to electronic top-up solutions. ATX works directly with scratch card distributors, who in turn contract with the mobile operators and individual retailers. The purchase price of $2.9 million, including professional fees, was settled through the issuance of 125,590 shares of Euronet Common Stock for the ATX shares. Euronet was also granted an option to purchase an additional 41% of the shares of ATX at any time prior to April 1, 2005, which, as discussed above, Euronet exercised in March 2005.
(5) NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $4.9 million, $3.8 million and $19.9 million during the years ended December 31, 2006, 2005 and 2004, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
See Note 4 – Acquisitions for a description of non-cash financing and investing activities related to the Company’s acquisitions.
(6) RESTRICTED CASH
The restricted cash balances as of December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
(in thousands)	2006	2005
Cash held in trust and/or cash held on behalf of others	$64,715	$55,643
Collateral on bank credit arrangements	14,167	16,902
ATM network cash	637	1,026
Other	1,184	371

Total	$80,703	$73,942

Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities in the Prepaid Processing Segment. Amounts collected on behalf of mobile operators are deposited into a restricted cash account. The Company has deposits with commercial banks to cover guarantees. The bank credit arrangements primarily represent cash collateral for bank guarantees. ATM network cash represents balances held that are equivalent to the value of certain banks’ cash held in Euronet’s ATM network.

(7) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization are as follows:

	As of December 31,
(in thousands)	2006	2005
ATMs	$75,568	$61,873
POS terminals	25,473	19,287
Vehicles and office equipment	8,990	7,237
Computers and software	37,026	23,099

	147,057	111,496
Less accumulated depreciation and amortization	(91,883)	(66,644)

Total	$55,174	$44,852

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2006, 2005 and 2004 was $19.3 million, $14.7 million and $10.9 million, respectively.
(8) GOODWILL AND ACQUIRED INTANGIBLES ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$56,123	$17,288	$53,451	$10,121
Software	5,829	2,208	2,959	1,038
Trademarks	4,276	940	4,244	573
Patent	1,701	58	1,699	20
Non-compete agreements	306	202	289	166

Totals	$68,235	$20,696	$62,642	$11,918

The following table summarizes the goodwill and intangible activity for the years ended December 31, 2005 and 2006.

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2005	$28,930	$183,668	$212,598
Increases (decreases):
Acquisition of Telerecarga	11,351	42,225	53,576
Other 2005 acquisitions	17,070	49,998	67,068
Adjustment to Transact purchase price allocation	1,789	(1,025)	764
Adjustment to Movilcarga purchase price allocation	568	(338)	230
Amortization	(6,441)	—	(6,441)
Other (primarily changes in foreign currency exchange rates)	(2,543)	(7,333)	(9,876)

Balance as of December 31, 2005	$50,724	$267,195	$317,919

Increases (decreases):
2006 acquisitions	2,469	—	2,469
Earn-out payment related to 2005 acquisitions	—	4,125	4,125
Adjustments to other 2005 acquisitions	232	(628)	(396)
Amortization	(8,350)	—	(8,350)
Other (primarily changes in foreign currency exchange rates)	2,464	8,051	10,515

Balance as of December 31, 2006	$47,539	$278,743	$326,282

Of the total goodwill balance of $278.7 million as of December 31, 2006, $258.0 million relates to the Prepaid Processing Segment and the remaining $20.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $8.4 million, $6.4 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense on intangible assets as of December 31, 2006 with finite lives is expected to be $8.4 million for 2007, $8.2 million for 2008, $8.2 million for 2009, $8.1 million for 2010 and $6.3 million for 2011.
The Company’s annual impairment tests during the years ended December 31, 2006, 2005 and 2004 indicated that there were no impairments.
(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
(in thousands)	2006	2005
Accrued expenses	$22,326	$24,918
Accrued amounts due to mobile operators	76,713	52,183

Total	$99,039	$77,101

(10) DEBT OBLIGATIONS
Short-term debt obligations
Short-term debt obligations outstanding were $3.5 million at December 31, 2006 and $22.9 million at December 31, 2005, with weighted average interest rates of 3.5% and 5.3%, respectively.
Long-term debt obligations
Long-term debt obligations consist of the following as of December 31, 2006 and 2005:

	Year Ended December 31,
(in thousands)	2006	2005
1.625% convertible senior debentures, unsecured, due 2024	$140,000	$140,000
3.50% convertible debentures, unsecured, due 2025	175,000	175,000
Revolving credit agreements	34,073	—
Other	923	—

	349,996	315,000

Less current maturities of long-term debt obligations	(923)	—

Long-term debt obligations	$349,073	$315,000

On October 4, 2005, the Company completed the sale of $175 million of our private offering 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sales of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually in April and October, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company until October 20, 2012 but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will not be subordinated in right of payment to the $140 million 1.625% Convertible Senior Debentures described below. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet’s subsidiaries. The Convertible Debentures will not be guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.
On December 15, 2004, the Company completed the sale of $140 million of our private offering 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). The Company received net proceeds from the sales of $135.4 million, after fees totaling $4.6 million. The Convertible Senior Debentures have an interest rate of 1.625% per annum payable semi-annually in June and December, and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Senior Debentures may not be redeemed by the Company until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the Convertible Senior Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Senior Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Senior Debentures, the Company recorded $4.6 million in debt issuance costs, which is being amortized over five years, the term of the initial put option by the holders of the Convertible Senior Debentures. The Convertible Senior Debentures are general unsecured and unsubordinated obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations and senior in right of payment to all of the Company’s future subordinated indebtedness. The Convertible Senior Debentures are effectively subordinated to existing and future secured indebtedness, including indebtedness under the Company’s credit facilities with respect to any collateral securing such indebtedness. The Convertible Senior Debentures are not be guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness or other additional indebtedness.
In 1998, the Company sold 12 3 /8% Senior Discount Notes due on July 1, 2006 along with 729,633 warrants to purchase 766,114 shares of Common Stock. Each warrant entitled the holder to purchase, on or after June 22, 1998 and prior to July 1, 2006, 1.05 shares of Common Stock at an exercise price of $5 per share. The notes and warrants were separately transferable. During 2004, the Company repurchased or redeemed the balance of its 12 3 / 8 % Senior Discount Notes and recognized $0.9 million as a loss on the early retirement of debt due to the combination of redemption premiums and the elimination of capitalized debt issuance costs. The final 277,269 warrants were exercised during 2004.
Revolving credit agreement
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
The agreement allows the Company to elect to increase the aggregate commitments under the credit facility from $50 million to $65 million. The borrowings under the agreement may be used to refinance debt, for working capital needs, for permitted acquisitions and for other general corporate purposes. The agreement places certain restrictions on use of the facility to finance investments in, or operations of, “money services businesses” such as those engaged in money transfer activities. The agreement contains customary events of cross-default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. The Company is in compliance with all debt covenants as of December 31, 2006. Total debt issuance costs of $0.3 million are being amortized over three years.
As of December 31, 2006, the Company had $34.1 million in borrowings and $2.8 million in stand-by letters of credit outstanding against these facilities. The borrowings were classified as long-term debt obligations in the December 31, 2006 Consolidated Balance Sheets and accrued interest at 8.1% per annum. As of December 31, 2005, the Company had $7.3 million in borrowings, accruing interest at 4.7% per annum, and $6.7 million in stand-by letters of credit outstanding against these facilities. Because the revolving credit agreement was to expire in October 2006, the borrowings were classified as short-term debt obligations in the December 31, 2005 Consolidated Balance Sheets. The Company pays fixed interest at 1.75% per annum for stand-by letters of credit outstanding against these facilities.
As of December 31, 2006, aggregate annual maturities of long-term debt are $0.9 million in 2007, zero in 2008, $174.1 million in 2009, zero in 2010 and 2011 and $175.0 million in periods thereafter. This maturity schedule reflects amounts borrowed under the revolving credit agreement maturing in 2009, consistent with the contractual maturity of the agreement. For Convertible Debentures, the maturity schedule reflects a due date that coincides with the term of the initial put option by the holders of the Convertible Debentures.
(11) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2007 and 2012 and bear interest at rates between 2.5% and 12.5%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases were as follows:

	Year Ended December 31,
(in thousands)	2006	2005
ATMs	$31,875	$26,744
Other	3,294	2,187

Subtotal	35,169	28,931

Less accumulated amortization	(20,977)	(13,037)

Total	$14,192	$15,894

(b) Operating leases
The Company has non-cancelable operating rental leases for office space, which expire over the next eleven years. Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $5.9 million, $4.3 million, and $3.4 million, respectively.

(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are:

		Operating
(in thousands)	Capital Leases	Leases
Year ending December 31, 2007	$8,256	$10,479
2008	5,331	9,528
2009	4,284	9,105
2010	3,625	7,027
2011	1,942	5,687
thereafter	520	6,590

Total minimum lease payments	23,958	$48,416

Less amounts representing interest	(3,957)

Present value of net minimum capital lease payments	20,001

Less current installments of obligations under capital leases	(6,592)

Obligations under capital lease obligations, less current installments	$13,409

(12) TAXES
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income before income taxes for the years ended December 31, 2006, 2005 and 2004 are presented as follows:

	Year Ended December 31,
(in thousands)	2006	2005(1)	2004(1)
Income (loss) from continuing operations:
United States	$22,831	$(20,508)	$(812)
Europe	32,915	47,024	20,686
Asia Pacific	5,404	11,450	4,496

Income from continuing operations before income taxes	61,150	37,966	24,370

Loss from discontinued operations — Europe	—	(635)	—

Total income before income taxes	$61,150	$37,331	$24,370

There was no income tax expense or benefit associated with the Company’s results from discontinued operations in 2005. The Company’s income tax expense for the years ended December 31, 2006, 2005 and 2004 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Current tax expense:
U.S.	$246	$296	$356
Foreign	14,646	12,299	11,602

Total current	14,892	12,595	11,958

Deferred tax expense (benefit):
U.S.	$439	$(111)	$(148)
Foreign	(488)	2,492	(292)

Total deferred	(49)	2,381	(440)

Total tax expense	$14,843	$14,976	$11,518

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the 34% federal statutory rate applicable to corporations with U.S. taxable income less than $10 million were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2006	2005(1)	2004(1)
U.S. federal income tax expense at applicable statutory rate	$20,792	$12,908	$8,286
Tax effect of:
State income tax expense (benefit) at statutory rates	753	(511)	157
Non-deductible expenses	2,209	926	1,958
Share-based compensation	532	699	881
Other permanent differences	4,343	(4,560)	3,361
Difference between U.S. Federal and foreign tax rates	(4,602)	(2,879)	(1,279)
Impact of changes in tax rates	221	(165)	(252)
Provision in excess of foreign statutory rates	573	2,050	—
Change in valuation allowance	(8,066)	4,514	(4,500)
Other	(1,912)	1,994	2,906

Total income tax expense	$14,843	$14,976	$11,518

Effective tax rate	24.3%	39.4%	47.3%
The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2006	2005 (1)
Deferred tax assets:
Tax loss carryforwards	$27,555	$18,894
Share-based compensation	4,801	4,100
Accrued interest	1,868	3,023
Accrued expenses	3,001	2,090
Billings in excess of earnings	573	545
Property and equipment	3,855	811
Deferred financing costs	741	285
Other	362	1,519

Gross deferred tax assets	42,756	31,267

Valuation allowance	(14,396)	(22,461)

Net deferred tax assets	28,360	8,806

Deferred tax liabilities:
Intangibles related to purchase accounting	(14,752)	(16,133)
Tax amortizable goodwill	(2,401)	(1,148)
Accrued expenses	(1,889)	—
Intercompany notes	(5,667)	(816)
Investment securities	(738)	—
Accrued interest	(12,708)	(4,607)
Earnings in excess of billings	(365)	(93)
Capitalized research and development	(650)	(461)
Property and equipment	(2,867)	(332)
Investment in affiliates	(1,539)	(908)
Other	(3,603)	(3,682)

Total deferred tax liabilities	(47,179)	(28,180)

Net deferred tax liabilities	$(18,819)	$(19,374)

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.
Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated to income taxes in the consolidated statements of income with the following exceptions. The tax benefit of net operating losses generated from share based compensation have been excluded from the amounts disclosed for Tax Loss Carry Forwards and Valuation Allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $18.9 million will be allocated to additional paid in capital when utilized to offset taxable income.
As of December 31, 2006, 2005 and 2004, the Company’s U.S. Federal and foreign tax loss carryforwards were $135.1 million, $90.9 million and $74.9 million, respectively, and U.S. state tax loss carryforwards were $60.7 million, $64.5 million and $50.4 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2006, the Company had U.S. Federal and foreign tax net operating loss carryforwards of $135.1 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2007	$22	$5
2008	3,028	575
2009	803	153
2010	2,142	582
2011	2,440	665
thereafter	107,822	36,632
Unlimited	18,851	5,208

Total	$135,108	$43,820

In addition, the Company’s state tax net operating losses of $60.7 million will expire periodically from 2008 through 2026.
Except for a portion of the earnings of e-pay Australia Pty Ltd., e-pay New Zealand Pty Ltd., and ATX Software, Ltd., no provision has been made in the accounts as of December 31, 2006, 2005 and 2004 for U.S. Federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
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
An issuer of convertible debt may not deduct any premium paid upon its repurchase of such debt if the premium exceeds a normal call premium. This denial of an interest deduction, however, does not apply to accruals of interest based on the comparable yield of a convertible debt instrument. Nonetheless, the anti-abuse regulation, set forth in Section 1.1275(g) of the Internal Revenue Code (“Code”), grants the Commissioner of the Internal Revenue Service authority to depart from the regulation if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to the debentures described above and ultimately sustained, our deductions for these debentures could be limited to the stated interest. The scope of the application of the anti-abuse regulations is unclear. The Company believes that the application of the Contingent Debt Regulations to the debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished; however, such a contrary position would not have any adverse impact on our reported tax expense because there has been no tax benefit recognized for the difference between the stated interest and the comparable yield of the debentures as such benefit is allocated to additional paid in capital when realized.
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

(13) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Beginning balance-allowance for doubtful accounts	$1,995	$1,373	$1,047
Additions-charged to expense	1,763	976	1,028
Amounts written off	(1,621)	(354)	(702)

Ending balance-allowance for doubtful accounts	$2,137	$1,995	$1,373

(14) STOCK PLANS
The Company has established, and shareholders have approved, share compensation plans (“SCPs”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment arrangement with the Company and are settled through the issuance of new shares under the provisions of the SCPs. As of December 31, 2006, the Company has reserved a total of 13,663,991 shares of Common Stock. Of the total shares reserved, 9,970,980 have been awarded to employees.
The Company’s consolidated statements of income and comprehensive income includes share-based compensation expense of $7.4 million, $5.6 million and $7.0 million for the years ended December 31, 2006, 2005 and 20004, respectively. The amounts are recorded as salaries and benefits expense in the accompanying consolidated statements of income. The Company recorded a tax benefit of $0.3 million during the year ended December 31, 2006 for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived. The Company did not record any tax benefit for the years ended December 31, 2005 and 2004.

(a) Adoption of SFAS No. 123R
As discussed in Note 2 and Note 3, the Company elected to adopt SFAS No. 123R under the modified retrospective application method applied to all periods for which SFAS No 123 was effective. Accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The following table outlines the impact of adopting SFAS No. 123R on previously reported results:

	As Previously	Impact of
(in thousands, except per share data)	Reported	Adoption	As Adjusted
For Year Ended December 31, 2005:
Income before income taxes and minority interest	$43,902	$(5,020)	$38,882
Income from continuing operations	$28,010	$(5,020)	$22,990
Net income	$27,375	$(5,020)	$22,355

Earnings per share:
Basic	$0.78	$(0.14)	$0.64
Diluted	$0.74	$(0.13)	$0.61

For Year Ended December 31, 2004:
Income before income taxes and minority interest	$30,003	$(5,575)	$24,428
Net income	$18,427	$(5,575)	$12,852

Earnings per share:
Basic	$0.59	$(0.18)	$0.41
Diluted	$0.55	$(0.16)	$0.39

As of December 31, 2005:
Additional paid-in capital	$279,307	$32,718	$312,025
Accumulated deficit	$(72,069)	$(32,718)	$(104,787)
Net deferred income tax liabilities	$19,374	$—	$19,374

As of December 31, 2004:
Additional paid-in capital	$235,559	$27,698	$263,257
Accumulated deficit	$(99,444)	$(27,698)	$(127,142)

As of December 31, 2003:
Additional paid-in capital	$198,377	$22,123	$220,500
Accumulated deficit	$(117,871)	$(22,123)	$(139,994)
Changes to the Company’s consolidated statement of cash flows for the years ended December 31, 2005 and 2004 for the adoption of SFAS No. 123R were limited to the impact on net income shown above and the offsetting adjustment for share-based compensation as an adjustment to reconcile net income to net cash provided by operating activities.

(b) Stock options
Summary stock options activity is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(thousands)

Balance at December 31, 2005 (2,142,090 shares exercisable)	3,803,261	$11.91
Exercised	(1,458,072)	$8.83
Forfeited	(128,886)	$17.69
Expired	(2,414)	$4.53

Balance at December 31, 2006	2,213,889	$13.66	5.9	$35,489

Exercisable at December 31, 2006	1,309,559	$11.16	5.3	$24,270

Vested and expected to vest at December 31, 2006	2,128,792	$13.48	5.8	$34,512

Options outstanding that are expected to vest are net of estimated future option forfeitures. There were no options granted during the years ended December 31, 2006 or 2005. The Company received cash of $12.9 million, $7.0 million and $7.7 million in connection with stock options exercised during the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value of these options exercised was $34.2 million, $24.3 million and $24.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $3.4 million and will be recognized over the next 24 months, with an overall weighted average period of one year. The following table provides the fair value of options granted under the SCP during 2004, together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

Year Ended
2004
Volatility	52.7%
Risk-free interest rate	3.6%
Dividend yield	0.0%
Expected lives	6.6 years
Weighted-average fair value (per share)	$10.51
(c) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.
Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
(dollar amounts in thousands)	Shares	Value
Nonvested at January 1, 2006	543,063	$27.30
Granted	544,650	$28.48
Vested	(12,138)	$29.88
Forfeited	(36,900)	$29.41

Nonvested at December 31, 2006	1,038,675	$27.95

The intrinsic value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $2.7 million and zero, respectively. As of December 31, 2006, there was $15.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 5.0 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2006, 2005 and 2004 was $28.48, $28.87 and $16.38 per share, respectively.
(d) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2006, 2005 and 2004 the Company issued 41,492, 42,365 and 44,670 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $24.00, $23.54 and $15.99, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for each of the years ended December 31, 2006, 2005 and 2004. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2006, 2005 and 2004 and the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2006	2005	2004
Volatility	31.6%	33.8%	52.6%
Risk-free interest rate	4.2%	4.0%	3.6%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$4.88	$4.73	$3.66
(15) BUSINESS SEGMENT INFORMATION
The Company operates in three principal business segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services for prepaid mobile airtime purchases via ATM or directly from the handset.

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment includes the results of Euronet Payments & Remittance, a licensed money transfer and bill payment company.

3)	Through the Software Solutions Segment, the Company offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating results, certain intercompany eliminations and the costs of providing corporate and other administrative services to the three business segments. These services are not directly identifiable with the Company’s business segments. The Company’s Software Solutions Segment recorded intersegment revenues of $0.6 million and $0.6 million in relation to software and services provided to EFT Processing Segment entities during the years ended December 31, 2006 and 2005, respectively. Salaries and benefits expense related to share-based compensation is generally recorded as a corporate expense.

The following tables present the segment results of the Company’s operations for the years ended December 31, 2006, 2005 and 2004:

	For the year ended December 31, 2006
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other	Consolidated
Total revenues	$130,748	$470,861	$28,188	$(616)	$629,181

Operating expenses:
Direct operating costs	55,614	378,261	1,601	—	435,476
Salaries and benefits	19,312	24,914	16,745	13,285	74,256
Selling, general and administrative	11,219	18,874	3,810	4,198	38,101
Depreciation and amortization	12,757	14,041	2,047	205	29,050

Total operating expenses	98,902	436,090	24,203	17,688	576,883

Operating income (loss)	31,846	34,771	3,985	(18,304)	52,298

Other income (expense):
Interest income	379	4,531	106	8,734	13,750
Interest expense	(3,267)	(1,074)	(29)	(10,377)	(14,747)
Income from unconsolidated affiliates	(864)	1,062	—	462	660
Foreign exchange gain, net	—	—	—	10,166	10,166

Total other income (expense)	(3,752)	4,519	77	8,985	9,829

Income (loss) from continuing operations before income taxes and minority interest	28,094	39,290	4,062	(9,319)	62,127
Income tax expense	(5,941)	(8,290)	(462)	(150)	(14,843)
Minority interest	346	(1,323)	—	—	(977)

Income (loss) from continuing operations	$22,499	$29,677	$3,600	$(9,469)	$46,307

Segment assets as of December 31, 2006	$154,561	$691,323	$17,630	$244,625	$1,108,139
Property and equipment as of December 31, 2006	$42,762	$11,000	$1,210	$202	$55,174

	For the year ended December 31, 2005
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$105,551	$411,279	$14,898	$(569)	$531,159

Operating expenses:
Direct operating costs	44,118	325,594	1,046	—	370,758
Salaries and benefits	17,063	22,834	8,336	10,527	58,760
Selling, general and administrative	9,333	16,400	944	4,812	31,489
Depreciation and amortization	9,468	11,740	1,057	110	22,375

Total operating expenses	79,982	376,568	11,383	15,449	483,382

Operating income (loss)	25,569	34,711	3,515	(16,018)	47,777

Other income (expense):
Interest income	202	3,664	—	2,008	5,874
Interest expense	(2,205)	(946)	—	(5,308)	(8,459)
Income from unconsolidated affiliates	50	1,003	—	132	1,185
Foreign exchange loss, net	—	—	—	(7,495)	(7,495)

Total other income (expense)	(1,953)	3,721	—	(10,663)	(8,895)

Income (loss) from continuing operations before income taxes and minority interest	23,616	38,432	3,515	(26,681)	38,882
Income tax expense	(4,104)	(10,849)	(23)	—	(14,976)
Minority interest	(227)	(689)	—	—	(916)

Income (loss) from continuing operations	$19,285	$26,894	$3,492	$(26,681)	$22,990

Segment assets as of December 31, 2005	$124,772	$477,893	$6,308	$285,379	$894,352
Property and equipment as of December 31, 2005	$32,814	$11,534	$533	$(29)	$44,852

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.

	For the year ended December 31, 2004
				Corporate
				Services,
	EFT	Prepaid	Software	Eliminations
(in thousands)	Processing	Processing	Solutions	and Other (1)	Consolidated
Total revenues	$77,600	$289,810	$13,670	$—	$381,080

Operating expenses:
Direct operating costs	34,129	229,908	566	(1)	264,602
Salaries and benefits	13,470	15,226	8,456	10,218	47,370
Selling, general and administrative	6,625	10,048	1,882	5,023	23,578
Depreciation and amortization	8,329	6,355	975	142	15,801

Total operating expenses	62,553	261,537	11,879	15,382	351,351

Operating income (loss)	15,047	28,273	1,791	(15,382)	29,729

Other income (expense):
Interest income	136	2,711	1	174	3,022
Interest expense	(1,583)	(628)	(2)	(5,087)	(7,300)
Income (loss) from unconsolidated affiliates	—	386	—	(41)	345
Loss on early retirement of debt	—	—	—	(920)	(920)
Foreign exchange loss, net	—	—	—	(448)	(448)

Total other income (expense)	(1,447)	2,469	(1)	(6,322)	(5,301)

Income (loss) from continuing operations before income taxes and minority interest	13,600	30,742	1,790	(21,704)	24,428
Income tax expense	(4,321)	(7,187)	—	(10)	(11,518)
Minority interest	—	(58)	—	—	(58)

Income (loss) from continuing operations	$9,279	$23,497	$1,790	$(21,714)	$12,852

(1)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.
Total revenues for the years ended December 31, 2006, 2005 and 2004, and property and equipment and total assets as of December 31, 2005 and 2004 summarized by geographic location, were as follows:

	Revenues			Property & Equipment, net		Total Assets
	For the year ended			as of December 31,		as of December 31,
(in thousands)	2006	2005	2004	2006	2005	2006	2005
U.K.	$198,362	$184,421	$170,968	$2,593	$1,957	$239,197	$179,248
Australia	100,291	83,061	60,557	406	384	88,209	54,644
U.S.	100,455	74,845	43,929	5,333	6,035	389,501	296,538
Poland	58,770	46,746	30,615	19,900	15,545	54,590	41,400
Spain	41,749	45,314	2,928	1,438	1,663	130,770	132,155
Germany	47,276	37,144	33,839	7,195	6,533	104,717	100,003
Hungary	10,718	10,731	10,407	8,076	6,024	16,847	12,812
Other	71,560	48,897	27,837	10,233	6,711	84,308	77,552

Total	$629,181	$531,159	$381,080	$55,174	$44,852	$1,108,139	$894,352

Total revenues are attributed to countries based on location of the customer for the EFT Processing and Prepaid Processing Segments. All revenues generated by Software Solutions Segment activities are attributed to the U.S.

(16) FINANCIAL INSTRUMENTS
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
(b) Fair value of financial instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, as the maturities are less than one year in duration. Based on quoted market prices, as of December 31, 2006 the fair value of the Company’s Convertible Debentures was $183.8 million, compared to a carrying value of $175.0 million and the fair value of the Company’s Convertible Senior Debentures was $151.8 million, compared to a carrying value of $140.0 million.
(17) RESEARCH AND DEVELOPMENT
Euronet engages in research and development activities, primarily in the Software Solutions Segment, to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software development costs for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(in thousands)	2006	2005	2004
Beginning balance-capitalized development cost	$1,440	$1,537	$1,835
Additions	3,197	831	729
Amortization	(1,128)	(928)	(1,027)

Net capitalized development cost	$3,509	$1,440	$1,537

Research and development costs expensed for the years ending December 31, 2006, 2005 and 2004 were $4.1 million, $1.9 million and $1.9 million, respectively.
(18) LOSS FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the period since the initial sale of the France ATM Network Processing Services Business in 2002, the Company relocated certain administrative functions to other Euronet subsidiaries and cleared liquidation procedures in France. Discontinued operations recorded during the year ended December 31, 2005 represent a $0.6 million loss on the final liquidation of France. This loss consists primarily of the reclassification to net income of the Company’s cumulative translation adjustment that had previously been recorded as a component stockholders’ equity (accumulated other comprehensive income) due to the prior years’ consolidation of the France operations. There were no assets or liabilities held for sale at December 31, 2006 or 2005.
(19) CONTINGENCIES
Loss contingencies
From time to time, the Company is a party to litigation arising in the ordinary course of its business.
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that has not been returned. This claim, based on events that purportedly occurred over five years ago, was made more than a year after the Company had terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. The claim is currently in arbitration. Management believes it has strong defenses to this action and, accordingly, has not recorded any liability or expense related to this claim. The Company will continue to monitor and assess this claim until ultimate resolution.

Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. The Company expenses legal costs in connection with loss contingencies when incurred.
Gain contingency
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. The Company plans to claim refunds for amounts paid during this period. As of December 31, 2006, the refund claim had not been quantified. No amounts have been recorded, or will be recorded for any potential recovery, in the Consolidated Financial Statements until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
(20) GUARANTEES
As of December 31, 2006 and 2005 the Company had $32.0 million and $27.4 million, respectively, of bank guarantees issued on its behalf, of which $14.2 million and $16.9 million, respectively, are collateralized by cash deposits held by the respective issuing banks.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of December 31, 2006, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $19.4 million over the terms of the cash supply agreements.

•	Other vendor supply agreements — $3.1 million over the term of the vendor agreements.

•	Performance guarantees — $18.6 million over the terms of the agreements with the customers.
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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2006 and 2005.
In the ordinary course of business, Euronet enters into contractual commitments for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. For the years ended December 31, 2006, 2005 and 2004, the Company incurred $16.7 million, $15.1 million and $11.7 million, respectively, under such agreements. While contractual payments may be higher or lower based on the number of ATMs and transaction levels, the table below summarizes the future minimum payments under these arrangements:

Purchase
(in thousands)	Obligations
Year ending December 31, 2007	$6,203
2008	1,304
2009	1,304
2010	146
2011	146
thereafter	—

$9,103

(21) RELATED PARTY TRANSACTIONS
See Note 4 – Acquisitions for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
Under the terms of certain debt agreements entered into in connection with the acquisitions of e-pay, the Company paid approximately $1.4 million in interest in 2004 to former e-pay shareholders who were appointed as a director and officers of the Company. This indebtedness was repaid in full in December 2004, accordingly, there was no interest incurred for this indebtedness during 2005 or 2006.
(22) SUBSEQUENT EVENTS
Acquisitions
During the first quarter 2007, the Company entered agreements to acquire the following companies for a total purchase price of approximately $52 million.
Agreement to acquire La Nacional — During January 2007, the Company signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. La Nacional is a money transfer company originating transactions through a network of sending agents and company-owned stores. The La Nacional acquisition will strengthen the Company’s retail presence in the Northeastern U.S. In connection with signing the agreement, the Company deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
The Company has become aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. The Company is currently gathering additional information to assess the impact of these arrests on La Nacional and on the potential acquisition of that company. The outcome of our analysis is currently uncertain. No assurance can be given that the Company will close the La Nacional acquisition.
Acquisition of Brodos SRL – During January 2007, EFT Services Holding BV and Euronet Adminisztracios Kft, both wholly-owned subsidiaries of Euronet, completed the acquisition of Brodos SRL (“Brodos”). Brodos is a leading electronic prepaid mobile airtime processor in Romania and will expand the Company’s Prepaid Processing Segment business to Romania.
Acquisition of Omega Logic, Ltd. – During February 2007, e-pay Holdings Limited, a wholly-owned subsidiary of Euronet, completed the acquisition of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition will enhance our Prepaid Processing Segment business in the U.K.

(23) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (1)
Year Ended December 31, 2006:
Net revenues	$146,970	$153,803	$161,653	$166,755
Operating income	$12,328	$12,248	$13,130	$14,592
Net income	$9,351	$11,127	$10,416	$15,413
Earnings per common share:
Basic	$0.26	$0.30	$0.28	$0.41
Diluted (2)	$0.24	$0.28	$0.26	$0.38

Year Ended December 31, 2005 (3):
Net revenues	$117,206	$132,245	$137,390	$144,318
Operating income	$10,467	$11,267	$12,589	$13,454
Net income	$3,571	$2,663	$8,904	$7,217
Earnings per common share:
Basic	$0.11	$0.08	$0.25	$0.20
Diluted (2)	$0.10	$0.07	$0.23	$0.19

(1)	Fourth quarter 2005 net income includes a net loss of $0.6 million, or $0.02 per weighted average basic and diluted share, related to discontinued operations.

(2)	For each quarter beginning with the third quarter 2005, the assumed conversion of the Company’s $140 million 1.625% convertible debentures under the “if-converted” method was dilutive and, accordingly, the impact has been included in the computation of diluted earnings per common share for these periods.

(3)	Adjusted to include the retroactively applied effects of SFAS No. 123R share-based compensation expense; see Note 2, Basis of Preparation, Note 3, Summary of Significant Accounting Policies and Practices and Note 14, Stock Plans, to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an audit report concurring with management’s assessment, which is included herein.

/s/ Michael J. Brown
Michael J. Brown
Chairman, Chief Executive Officer and President

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
February 28, 2007

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited management’s assessment, included in the accompanying management’s report on internal controls over financial reporting, that Euronet Worldwide, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Euronet Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Euronet Worldwide, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statement.
/s/ KPMG LLP
Kansas City, Missouri
February 28, 2007
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Compliance” and “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders for 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Executive Compensation,” “Compensation Disclosure and Analysis” and “Compensation Committee Report” in the Proxy Statement for the Annual Meeting of Shareholders for 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders for 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference.
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
EURONET WORLDWIDE, INC.

Date: February 28, 2007	/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2007 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer,
Michael J. Brown	President and Director (principal executive officer)

/s/ Rick L. Weller	Chief Financial Officer and Chief Accounting Officer
Rick L. Weller	(principal financial officer and principal accounting officer)

/s/ Daniel R. Henry	Director
Daniel R. Henry

/s/ Paul S. Althasen	Director
Paul S. Althasen

/s/ Andzrej Olechowski	Director
Andzrej Olechowski

/s/ Eriberto R. Scocimara	Director
Eriberto R. Scocimara

/s/ Thomas A. McDonnell	Director
Thomas A. McDonnell

/s/ Andrew B. Schmitt	Director
Andrew B. Schmitt

/s/ M. Jeannine Strandjord	Director
M. Jeannine Strandjord

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Stock Purchase Agreement dated November 21, 2006 by and among Euronet Payments & Remittance, Inc. (the “Buyer”), Euronet Worldwide, Inc., the owner of all of the capital stock of Buyer (“Parent”); the Fred Kunik Family Trust and the Irving Barr Living Trust (collectively with the Fred Kunik Family Trust, the “Seller”) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 4.2 to the Company’s Registration Statement under the Securities Act of 1933 on Form S-8 on August 10, 2006, and incorporated by reference herein)

3.2	Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on December 18, 1996 (Registration No. 333-18121), and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.1	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003, and incorporated by reference herein)

4.2	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003, and incorporated by reference herein)

4.3	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.4	Purchase Agreement, dated as of December 9, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.5	Registration Rights Agreement, dated as of December 15, 2004, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005 and incorporated by reference herein)

4.6	Specimen 1.625% Convertible Senior Debenture Due 2024 (Certificated Security) (filed as exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on February 5, 2005 and incorporated by reference herein)

4.7	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.8	Purchase Agreement, dated as of September 28, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

Exhibit	Description

4.9	Registration Rights Agreement, dated as of October 4, 2005, among Euronet Worldwide, Inc. and Banc of America Securities LLC (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated by reference herein)

4.10	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on November 10, 2005 and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein) (2)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Daniel R. Henry, President and Chief Operating Officer (filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein) (2)

10.3	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein) (2)

10.4	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein) (2)

10.5	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein) (2)

10.6	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein) (2)

10.7	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein) (2)

10.8	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (filed asAppendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004 and incorporated by reference herein) (2)

10.9	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein) (2)

10.10	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle East and Africa (EMEA) (filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein) (2)

10.11	$10,000,000 U.S. Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., PaySpot, Inc., Euronet USA, Inc., Prepaid Concepts, Inc. and Call Processing, Inc. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004 and incorporated by reference herein)

10.12	$30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Bank of America, N.A., Euronet Worldwide, Inc., e-pay Holdings Limited and Delta Euronet GmbH (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2004 and incorporated by reference herein)

10.13	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (filed as exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005 and incorporated by reference herein)

10.14	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated April 12, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein) (2)

10.15	Revision to Service Agreement between Euronet Worldwide, Inc. and Paul Althasen, dated April 12, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2005, and incorporated by reference herein) (2)

Exhibit	Description

10.16	Amendment No. 1 and Limited Waiver to $10,000,000 U.S. Credit Agreement dated December 14, 2004 (filed as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.17	Amendment No. 1 and Limited Waiver to $30,000,000 GBP/Euro Credit Agreement dated December 14, 2004 (filed as exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.18	Amendment No. 2 to $10,000,000 U.S. Credit Agreement dated March 14, 2005 (filed as exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.19	Amendment No. 2 to $30,000,000 GBP/Euro Credit Agreement dated March 14, 2005 (filed as exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.20	Amendment No. 3 to $10,000,000 U.S. Credit Agreement dated May 25, 2005 (filed as exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.21	Amendment No. 3 to $30,000,000 GBP/Euro Credit Agreement dated May 25, 2005 (filed as exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.22	Amendment No. 4 to $10,000,000 U.S. Credit Agreement dated June 8, 2005 (filed as exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.23	Amendment No. 4 to $30,000,000 GBP/Euro Credit Agreement dated June 8, 2005 (filed as exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.24	Amendment No. 5 to $30,000,000 GBP/Euro Credit Agreement dated June 16, 2005 (filed as exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.25	Amended and Restated Revolving Note, $40,000,000 dated June 16, 2005 (filed as exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2005, and incorporated by reference herein)

10.26	Amendment No. 5 to $10,000,000 U.S. Credit Agreement dated July 15, 2005 (filed as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.27	Amendment No. 6 to $10,000,000 U.S. Credit Agreement dated September 28, 2005(filed as exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.28	Amendment No. 6 to $30,000,000 GBP/Euro Credit Agreement dated July 15, 2005(filed as exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.29	Amendment No. 7 to $30,000,000 GBP/Euro Credit Agreement dated September 28, 2005(filed as exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2005, and incorporated by reference herein)

10.30	Revision to Service Agreement between Euronet Worldwide, Inc. and John Gardiner, dated October 4, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated by reference herein) (2)

10.31	Amendment No. 7 dated November 17, 2005 to $10,000,000 U.S. Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., Payspot, Inc., Euronet USA, Inc., Call Processing, Inc. and TelecommUSA, Inc. (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.32	Amendment No. 8 dated November 17, 2005 to the $40,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America N.A. (as Lender) (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

Exhibit	Description

10.33	Amendment No. 8 dated May 26, 2006 to the $10,000,000 U.S. Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., Payspot, Inc., Euronet USA, Inc. and Call Processing, Inc. (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.34	Amendment No. 9 dated May 26, 2006 to the $30,000,000 Euro/GBP Credit Agreement dated October 25, 2004 among Euronet Worldwide, Inc., e-pay Holdings Ltd. and Delta Euronet GmbH (as Borrowers) and Bank of America, N.A. (as Lender) (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.35	Euro/GBP Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America by our U.S. subsidiaries (filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.36	Rupee Credit Agreement dated May 26, 2006 among Euronet Worldwide, Inc. and Euronet India Pvt. Ltd. (as Borrowers) and Bank of America, N.A. acting through its Mumbai, India branch (filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.37	Rupee Credit Facility Guaranty Agreement dated May 26, 2006 in favor of Bank of America, N.A. by Euronet Worldwide, Inc. (filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein)

10.38	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006 and incorporated by reference herein) (2)

10.39(1)	Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (2)

21.1(1)	Subsidiaries of the Registrant

23.1(1)	Consent of Independent Registered Public Accounting Firm

31.1(1)	Section 302 – Certification of Chief Executive Officer

31.2(1)	Section 302 – Certification of Chief Financial Officer

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a) of this report.