Form 10-Q
period 2007-03-31
EURONET WORLDWIDE INC
filed 2007-05-04
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2007 was 48,258,627 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of March	As of
	31, 2007	December
	(unaudited)	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$419,489	$321,058
Restricted cash	122,182	80,703
Inventory — PINs and other	48,896	49,511
Trade accounts receivable, net of allowances for doubtful accounts of $2,370 at March 31, 2007 and $2,137 at December 31, 2006	205,910	212,631
Deferred income taxes, net	9,886	9,356
Prepaid expenses and other current assets	20,055	15,212

Total current assets	826,418	688,471
Property and equipment, net of accumulated depreciation of $99,321 at March 31, 2007 and $91,883 at December 31, 2006	55,551	55,174
Goodwill	300,911	278,743
Acquired intangible assets, net of accumulated amortization of $23,022 at March 31, 2007 and $20,696 at December 31, 2006	52,624	47,539
Deferred income taxes	19,045	19,004
Other assets, net of accumulated amortization of $11,213 at March 31, 2007 and $10,542 at December 31, 2006	18,721	19,208

Total assets	$1,273,270	$1,108,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$258,036	$269,212
Accrued expenses and other current liabilities	114,099	99,039
Current installments on capital lease obligations	6,278	6,592
Short-term debt obligations and current maturities of long-term debt obligations	3,235	4,378
Income taxes payable	12,838	9,463
Deferred income taxes	4,452	4,108
Deferred revenue	12,666	11,318

Total current liabilities	411,604	404,110
Debt obligations, net of current portion	331,124	349,073
Capital lease obligations, excluding current installments	12,911	13,409
Deferred income taxes	41,260	43,071
Other long-term liabilities	5,051	1,811
Minority interest	7,208	8,350

Total liabilities	809,158	819,824
Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. Authorized 90,000,000 shares; issued and outstanding 44,173,483 shares at March 31, 2007 and 37,440,027 at December 31, 2006	883	749
Additional paid-in-capital	502,796	338,216
Treasury stock	(196)	(196)
Subscriptions receivable	(5)	(170)
Accumulated deficit	(48,913)	(58,480)
Restricted reserve	790	780
Accumulated other comprehensive income	8,757	7,416

Total stockholders’ equity	464,112	288,315

Total liabilities and stockholders’ equity	$1,273,270	$1,108,139

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
EFT Processing Segment	$42,047	$36,009
Prepaid Processing Segment	128,370	110,961

Total revenues	170,417	146,970

Operating expenses:
Direct operating costs	120,664	101,353
Salaries and benefits	18,929	18,034
Selling, general and administrative	10,802	8,436
Depreciation and amortization	7,950	6,819

Total operating expenses	158,345	134,642

Operating income	12,072	12,328

Other income (expense):
Interest income	4,345	2,722
Interest expense	(3,581)	(3,597)
Income from unconsolidated affiliates	240	171
Foreign currency exchange gain, net	433	1,558

Other income, net	1,437	854

Income from continuing operations before income taxes and minority interest	13,509	13,182
Income tax expense	(3,933)	(3,570)
Minority interest	(353)	(261)

Income from continuing operations	9,223	9,351
Gain from discontinued operations, net	344	—

Net income	9,567	9,351
Translation adjustment	1,341	(603)

Comprehensive income	$10,908	$8,748

Earnings per share — basic:
Continuing operations	$0.24	$0.26
Discontinued operations	0.01	—

Total	$0.25	$0.26

Basic weighted average shares outstanding	38,434,178	36,555,149

Earnings per share — diluted:
Continuing operations	$0.23	$0.24
Discontinued operations	0.01	—

Total	$0.24	$0.24

Diluted weighted average shares outstanding	43,688,014	42,263,748

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$9,567	$9,351

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,950	6,819
Share-based compensation	1,874	1,894
Unrealized foreign exchange (gain) loss, net	1,044	(1,354)
Gain on disposal of property and equipment	(2)	(53)
Gain on discontinued operations	(344)	—
Deferred income tax benefit	(299)	(582)
Income assigned to minority interest	353	261
Income from unconsolidated affiliates	(240)	(171)
Amortization of debt obligations issuance expense	283	598

Changes in working capital, net of amounts acquired:
Income taxes payable, net	2,677	1,760
Restricted cash	(1,564)	(2,110)
Inventory — PINs and other	1,567	2,609
Trade accounts receivable	12,267	21,519
Prepaid expenses and other current assets	(3,995)	(5,212)
Trade accounts payable	(28,253)	(18,740)
Deferred revenue	1,201	2,909
Accrued expenses and other current liabilities	3,318	(12,879)
Other, net	86	(340)

Net cash provided by operating activities	7,490	6,279

Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,959)	(2,323)
Acquisition escrow	(26,000)	—
Proceeds from sale of property and equipment	33	135
Purchases of property and equipment	(3,384)	(6,631)
Purchases of other long-term assets	(2,008)	(1,063)
Other, net	18	—

Net cash used in investing activities	(46,300)	(9,882)

Cash flows from financing activities:
Proceeds from issuance of shares	160,432	10,415
Net repayments on short-term debt obligations and revolving credit agreements	(19,157)	(1,769)
Repayment of capital lease obligations	(2,839)	(1,715)
Cash dividends paid to minority interest stockholders	(1,572)	—
Other, net	11	(125)

Net cash provided by financing activities	136,875	6,806

Effect of exchange differences on cash	366	600

Increase in cash and cash equivalents	98,431	3,803
Cash and cash equivalents at beginning of period	321,058	219,932

Cash and cash equivalents at end of period	$419,489	$223,735

Interest paid during the period	$1,153	$901
Income taxes paid during the period	2,075	1,541
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Basis of presentation
The accompanying unaudited consolidated financial statements of Euronet Worldwide, Inc. and its subsidiaries (“Euronet” or the “Company”) have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2006, including the notes thereto, set forth in the Company’s Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period consolidated financial statement presentation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Presentation of taxes collected and remitted to governmental authorities
During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents taxes collected and remitted to governmental authorities net in the accompanying consolidated statements of income.
Accounting for uncertainty in income taxes
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 9, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosures about fair value measurements.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. See Note 11, Income Taxes, for further discussion regarding the adoption of FIN 48.
Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as deferred financing costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for Euronet beginning in the first quarter 2008. Euronet is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company’s convertible debentures, options to purchase the Company’s common stock and restricted stock. The following table provides a reconciliation of net income to earnings available to common stockholders and the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2007	2006
Net income	$9,567	$9,351
Add: interest expense of 1.625% convertible debentures	737	797

Earnings available to common stockholders	$10,304	$10,148

Basic weighted average shares outstanding	38,434,178	36,555,149
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	4,163,488
Incremental shares from assumed conversion of stock options and restricted stock	1,090,348	1,545,111

Diluted weighted average shares outstanding	43,688,014	42,263,748

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three-month periods ended March 31, 2007 and 2006, the table does not include 295,000 and 17,500, respectively, stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three-month periods ended March 31, 2007 and 2006 and, accordingly, the impact has been included in the above computation of diluted weighted average shares outstanding. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the three-month periods ended March 31, 2007 and 2006. Accordingly, the impact has been excluded from the above computation of diluted weighted average shares outstanding.
(4) ACQUISITIONS
In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on estimated fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For certain acquisitions, management engages an appraiser to assist in the valuation process.
2007 Acquisitions:
During the first quarter 2007, the Company completed two acquisitions described below for an aggregate purchase price of $25.3 million, comprised of $17.7 million in cash and 275,429 shares of Euronet Common Stock valued at $7.6 million. In connection with one of these acquisitions, the Company has agreed to certain contingent consideration arrangements based on the value of Euronet Common Stock and the achievement of certain performance criteria. Upon the achievement of certain performance criteria, during 2009 and 2010, the Company may have to pay a total of $2.5 million in cash or 75,489 shares Euronet Common Stock, at the option of the seller.
•	During January 2007, EFT Services Holding BV and Euronet Adminisztracios Kft, both wholly-owned subsidiaries of Euronet, completed the acquisition of a total of 100% of the share capital of Brodos SRL in Romania (“Brodos Romania”). Brodos Romania is a leading electronic prepaid mobile airtime processor that expanded the Company’s Prepaid Processing Segment business to Romania.

•	During February 2007, e-pay Holdings Limited, a wholly-owned subsidiary of Euronet, completed the acquisition of all of the share capital of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition enhanced our Prepaid Processing Segment business in the U.K.
The Company’s allocation of the purchase price to the fair values of acquired tangible and intangible assets is preliminary and remains so while management completes its assessment of the fair value of the net assets acquired and liabilities assumed. As of March 31, 2007, 75,743 shares of Euronet Common Stock issued in connection with these acquisitions remain in escrow subject to the achievement of certain performance criteria. These shares have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the performance criteria will be met.
Agreement to acquire La Nacional
During January 2007, the Company signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. and its U.S. based affiliates (“La Nacional”), a money transfer company originating transactions through a network of sending agents and company-owned stores. In connection with signing the agreement, the Company deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available under the agreement. The Company became aware that on February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. See Note 13, Subsequent Events, for subsequent developments relating to the Company’s agreement to acquire La Nacional.
See Note 13, Subsequent Events, for a discussion of the Company’s acquisition of the common stock of RIA Envia, Inc. (“RIA”) in April 2007.
2006 Acquisition:
In January 2006, the Company completed the acquisition of the assets of Essentis, Limited (“Essentis”) for approximately $2.9 million, which was comprised of $0.9 million in cash and approximately $2.0 million in assumed liabilities. Essentis is a U.K. company that owns and develops software packages that enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported in the Company’s EFT Processing Segment. There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
(5) GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets and goodwill activity for the three-month period ended March 31, 2007, is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2007	$47,539	$278,743	$326,282
Increases (decreases):
2007 acquisitions	7,177	20,881	28,058
Adjustment to 2006 acquisition	(116)	—	(116)
Amortization	(2,248)	—	(2,248)
Other (primarily changes in foreign currency exchange rates)	272	1,287	1,559

Balance as of March 31, 2007	$52,624	$300,911	$353,535

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2007, is expected to be $9.4 million for 2007, $9.3 million for 2008, $9.3 million for 2009, $9.2 million for 2010, $7.1 million for 2011 and $5.6 million for 2012.
The Company’s annual goodwill impairment test for the year ended December 31, 2006 indicated that there were no impairments. Determining the fair value of reporting units for the purpose of the goodwill impairment test requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(6) DEBT OBLIGATIONS
A summary of the activity for the three-month period ended March 31, 2007 for all debt obligations is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt		Debentures	Debentures
(in thousands)	Facilities	Obligations	Capital Leases	Due 2024	Due 2025	Total
Balance at January 1, 2007	$34,073	$4,378	$20,001	$140,000	$175,000	$373,452
Increases (decreases):
Indebtedness incurred	9,000	—	1,457	—	—	10,457
Repayments	(26,608)	(1,114)	(2,839)	—	—	(30,561)
Capital lease interest	—	—	461	—	—	461
Foreign exchange gain (loss)	(341)	(29)	109	—	—	(261)

Balance at March 31, 2007	16,124	3,235	19,189	140,000	175,000	353,548

Less - current maturities	—	(3,235)	(6,278)	—	—	(9,513)

Long-term obligations at March 31, 2007	$16,124	$—	$12,911	$140,000	$175,000	$344,035

See Note 13, Subsequent Events, for further discussion of additional debt obligations and changes to existing debt obligations occurring during April 2007.
(7) EQUITY PRIVATE PLACEMENT
During March 2007, the Company entered into a securities purchase agreement with certain accredited investors to issue and sell 6,374,528 shares of Common Stock in a private placement. The offering price for the shares was $25.00 per share and the gross proceeds of the offering were approximately $159.4 million. The net proceeds from the sale, after deducting commissions and estimated expenses, were approximately $154.3 million.
(8) BUSINESS SEGMENT INFORMATION
Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the first quarter 2007, the Company began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Previously reported amounts have been restated to reflect these changes, which did not impact consolidated results. As a result of this change, the Company currently operates in the following two principal business segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions and electronic recharge services for prepaid mobile airtime purchases via ATM or directly from the handset. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides prepaid processing, or top-up services, for prepaid mobile airtime and other prepaid products. The Company operates a network of POS terminals providing electronic processing of prepaid mobile airtime services in the U.S., Europe, Africa and Asia Pacific. This segment also includes the results of Euronet Payments & Remittance, a licensed money transfer and bill payment company.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the two business segments. These services are not directly identifiable with the Company’s business segments.
The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2007 and 2006:

	For the Three Months Ended March 31, 2007
			Corporate
			Services,
	EFT	Prepaid	Eliminations
(in thousands)	Processing	Processing	and Other	Consolidated
Total revenues	$42,047	$128,370	$—	$170,417

Operating expenses:
Direct operating costs	16,923	103,741	—	120,664
Salaries and benefits	9,254	6,975	2,700	18,929
Selling, general and administrative	4,864	5,028	910	10,802
Depreciation and amortization	4,068	3,822	60	7,950

Total operating expenses	35,109	119,566	3,670	158,345

Operating income (loss)	$6,938	$8,804	$(3,670)	$12,072

Total assets as of March 31, 2007	$159,498	$707,741	$406,031	$1,273,270

	For the Three Months Ended March 31, 2006
			Corporate
			Services,
	EFT	Prepaid	Eliminations
(in thousands)	Processing	Processing	and Other	Consolidated
Total revenues	$36,009	$110,961	$—	$146,970

Operating expenses:
Direct operating costs	12,866	88,487	—	101,353
Salaries and benefits	8,238	6,284	3,512	18,034
Selling, general and administrative	3,718	3,846	872	8,436
Depreciation and amortization	3,392	3,384	43	6,819

Total operating expenses	28,214	102,001	4,427	134,642

Operating income (loss)	$7,795	$8,960	$(4,427)	$12,328

Total assets as of December 31, 2006	$172,191	$691,323	$244,625	$1,108,139

(9) LITIGATION AND CONTINGENCIES
Litigation
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after the Company terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was recorded as selling, general and administrative expenses of the Company’s EFT Processing Segment during the three months ended March 31, 2007.
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
Gain contingency
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by the Company’s Prepaid Processing

Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. The Company plans to claim refunds for amounts paid during this period. As of March 31, 2007, the refund claim had not been quantified. No amounts have been recorded, or will be recorded for any potential recovery, in the Consolidated Financial Statements until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
(10) GUARANTEES
As of March 31, 2007, the Company had $32.9 million of bank guarantees issued on its behalf, of which $14.0 million are collateralized by cash deposits held by the respective issuing banks.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of March 31, 2007, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $19.5 million over the terms of the cash supply agreements.

•	Other vendor supply agreements — $3.1 million over the term of the vendor agreements.

•	Performance guarantees — $18.8 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of certain states.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2007 or December 31, 2006.
(11) INCOME TAXES
As of January 1, 2007, the Company adopted the provisions of FIN 48 and has analyzed its filing positions in all federal, state and foreign jurisdictions. As a result of this analysis, the Company recognized less than $0.1 million in additional unrecognized tax benefits. As of January 1, 2007 the Company had a total of $35.2 million of unrecognized tax benefits, of which $2.8 million would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $0.5 million as of January 1, 2007 and March 31, 2007. The following tax years remain open in the Company’s major jurisdictions:

Poland	1999 through 2006
U.S. (Federal)	2000 through 2006
Australia	2003 through 2006
U.K.	2004 through 2006
Germany	2004 through 2006

As of March 31, 2007, there have been no material changes to the status of the Company’s remaining open tax years.
The application of FIN 48 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company’s estimated effective tax rate and the value of deferred tax assets, such as those related to the Company’s net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results. During the three-months ended March 31, 2007, the Company’s uncertain tax positions increased by $0.2 million.
(12) GAIN FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the first quarter 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at March 31, 2007 or December 31, 2006.
(13) SUBSEQUENT EVENTS
Acquisition of RIA
In April 2007, the Company completed the acquisition of the common stock of RIA, which will expand the Company’s money transfer operations in the U.S. and internationally. The purchase price of approximately $504.0 million is comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $108.9 million, 3,685,098 contingent value rights and stock appreciation rights valued at approximately $32.1 million and transaction costs of approximately $4.7 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations discussed below. Pursuant to the terms of the Stock Purchase Agreement, as amended, $35 million in cash and 276,382 shares of Euronet Common Stock are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement, as amended
As a result of the acquisition of RIA, beginning in the second quarter 2007, the Company will separately report results for the Money Transfer Segment. Additionally, in April 2007, the Company combined its previous money transfer business with RIA and will recognize total exit costs of approximately $1.0 million to $1.5 million that will be recorded during the second quarter 2007. These exit costs represent the accelerated amortization and depreciation of software, property and equipment, and leasehold improvements that will be disposed of during the second quarter, an accrual for the present value of future lease costs that are not expected to be recovered through sub-lease rental income and severance and retention payments to be made to certain employees. These costs will be reflected as operating expenses during the second quarter 2007.
Debt obligations
In connection with the completion the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum principal amortization requirement, payable quarterly, with the remaining balance outstanding due at the end of year seven. The $100 million five-year revolving line of credit will be priced initially at LIBOR plus 200 basis points or prime plus 100 basis points, subject to a pricing grid that adjusts the spread each quarter based upon the Company’s consolidated total leverage ratio. Euronet’s new $100 million five-year revolving credit facility replaces its existing $50 million revolving credit facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance. The new agreements contain certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. The leverage ratios will step down over the next eighteen months thereby requiring the Company to reduce its total consolidated leverage ratio. Financing costs of $4.3 million have been deferred and are being amortized over the terms of the respective loans.
Agreement to acquire La Nacional
On April 5, 2007, the Company gave notice to the stockholders of La Nacional, Inc. of the termination of the stock purchase agreement and requested the release of the escrowed funds under the terms of the stock purchase agreement. La Nacional is contesting our request for release of the escrowed funds. We are pursuing all legal remedies available to us to resolve this dispute.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“we,” “us,” “Euronet” or the “Company”) is a leading electronic transaction processor, offering ATM and POS outsourcing services, integrated electronic financial transaction (“EFT”) software, network gateways and electronic prepaid top-up services to financial institutions, mobile operators and retailers, as well as electronic consumer money transfer and bill payment services. We operate the largest independent pan-European ATM network, the largest national shared ATM network in India, and we are one of the largest providers of prepaid mobile airtime processing.
During the first quarter 2007, we began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Previously reported amounts have been restated to reflect these changes, which did not impact consolidated results. As a result of this change, we operate in the following two principal business segments.
•	An EFT Processing Segment, in which we process transactions for a network of 9,182 ATMs and more than 43,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, through which we provide distribution of prepaid mobile airtime and other prepaid products and collections services for various prepaid products, cards and services. Including terminals owned by unconsolidated subsidiaries, we operate a network of more than 356,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific. This segment also includes Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”), which provides money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers within the U.S.
We have six processing centers in Europe, two in Asia and one in the U.S., and we have seventeen principal offices in Europe, four in the Asia-Pacific region, four in the U.S. and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenue in the EFT Processing Segment, which represented approximately 25% of total consolidated revenue for the first quarter 2007, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.
Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represented approximately 75% of total consolidated revenue for the first quarter 2007, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime and other telecommunication products. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. The loss of significant agreements with mobile operators in any of our markets could materially and adversely affect our results of operations.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment - The continued expansion and development of our EFT Processing Segment business will depend on various factors including the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the successful entry into the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
Software products are also an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions sometimes permit us to enter new markets without significant capital investment.
We have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. We are developing the necessary processing systems, which involved the purchase of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It may involve the assumption of credit risk, as the principal amount of transactions may be settled to merchants before settlements are received from card associations.
Prepaid Processing Segment — As of March 31, 2007, we offered prepaid mobile phone top-up services in the U.S., Europe, Africa and Asia Pacific; money transfer services to customers from the U.S. to destinations primarily in Latin America, and bill payment services to customers in the U.S., U.K. and Poland. We plan to expand our top-up business in these and other markets by taking advantage of our existing expertise together with relationships with mobile phone operators and retailers. We plan to expand our card-based money transfer and bill payment services by offering the product on many of our existing POS terminals in the U.S. and internationally.
Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent banks and retailers;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers and the unbanked population in our markets;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to obtain money transfer licenses to operate in many of the states within the U.S. and internationally;

•	the ability to rapidly maximize the number of agents and retailers who sell our card-based money transfer and bill payment product in the U.S. and internationally;

•	the availability of financing for further expansion; and

•	our ability to successfully integrate newly acquired operations with our existing operations.
To expand our money transfer and bill payment services business, during April 2007 we completed the acquisition of all of the stock of RIA Envia, Inc. (“RIA”). The purchase price of approximately $504.0 million is comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $108.9 million, 3,685,098 contingent value rights and stock appreciation rights valued at approximately $32.1 million and transaction costs of approximately $4.7 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations. Pursuant to the terms of the Stock Purchase Agreement, as amended, $35 million in cash and 276,382 shares of Euronet Common Stock are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement, as amended. The acquisition of RIA makes Euronet the third largest global money transfer company. RIA processes approximately $4.5 billion in money transfers annually, originates transactions through a network of 10,000 sending agents and 98 company-owned stores located throughout 13 countries in North America, the Caribbean, Europe and Asia and terminates transactions through a payer network of over 32,000 locations across 82 countries. The acquisition is expected to create significant cross-selling opportunities on our network of more than 186,000 prepaid top up locations and to provide prepaid services through RIA’s stores and agents worldwide. Additionally, we expect to leverage our banking and merchant/retailer relationships to expand money transfer services to corridors across Europe and Asia, including high growth corridors to central and eastern European countries.
Consistent with other participants in the money transfer industry, as a result of immigration matters, downturns in certain labor markets and/or other economic factors, growth rates in money transfers from the U.S. to Mexico has slowed. This slowing of growth began during the middle of 2006 and continues to impact money transfer revenues for transactions from the U.S. to Mexico. Despite recent improvement in this trend, we believe that it is it too early to conclude on the impact, if any, to our results of operations.

As a result of this acquisition, beginning in the second quarter 2007, we will separately report results for the Money Transfer Segment. Additionally, during April 2007, we combined our previous money transfer business with RIA and will recognize total exit costs of approximately $1.0 million to $1.5 million in the second quarter 2007. These exit costs represent: i) the accelerated amortization and depreciation of software, property and equipment, and leasehold improvements that will be disposed of during the second quarter; ii) an accrual for the present value of future lease costs that are not expected to be recovered through sub-lease rental income; and iii) severance and retention payments to be made to certain employees. These costs will be reflected as operating expenses during the second quarter 2007.
During the first quarter 2007, we completed the acquisition of the stock of Omega Logic, Ltd. (“Omega Logic”) and Brodos SRL in Romania (“Brodos Romania”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. that enhanced our Prepaid Processing Segment business in the U.K. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania.
Corporate Services, Eliminations and Other - In addition to operating in our principal business segments described above, our division, “Corporate Services, Elimination and Other” includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to most option and restricted stock grants. These services are not directly identifiable with our business segments. The impact of share-based compensation is recorded as an expense of the Corporate Services division, with certain limited exceptions related to grants of restricted stock to key members of management that vest based on the achievement of performance criteria by our subsidiaries.
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three-month periods ended March 31, 2007 and 2006 are summarized in the tables below:

					Operating Income for the		Year-over-Year Change
	Revenues for the Three		Year-over-Year Change		Three Months Ended		Increase	Increase
	Months Ended March 31,		Increase	Increase	March 31,		(Decrease)	(Decrease)
(in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
EFT Processing	$42,047	$36,009	$6,038	17%	$6,938	$7,795	$(857)	(11%)
Prepaid Processing	128,370	110,961	17,409	16%	8,804	8,960	(156)	(2%)

Total	170,417	146,970	23,447	16%	15,742	16,755	(1,013)	(6%)

Corporate services	—	—	—		(3,670)	(4,427)	757	(17%)

Total	$170,417	$146,970	$23,447	16%	$12,072	$12,328	$(256)	(2%)

COMPARISON OF OPERATING RESULTS FOR THE THREE- MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2007 and 2006 for our EFT Processing Segment:

			Year-over-Year Change
	Results for the Three		Increase	Increase
	Months Ended March 31,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$42,047	$36,009	$6,038	17%

Operating expenses:
Direct operating costs	16,923	12,866	4,057	32%
Salaries and benefits	9,254	8,238	1,016	12%
Selling, general and administrative	4,864	3,718	1,146	31%
Depreciation and amortization	4,068	3,392	676	20%

Total operating expenses	35,109	28,214	6,895	24%

Operating income	$6,938	$7,795	$(857)	(11%)

Transactions processed (millions)	130.7	103.1	27.6	27%
ATMs as of March 31	9,182	7,613	1,569	21%
Average ATMs	9,040	7,394	1,646	22%
As discussed previously, during the first quarter 2007, we began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Previously reported amounts have been restated to reflect these changes.
Revenues
Our revenue for the first quarter 2007 increased when compared to the first quarter 2006 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed and foreign currency translations to the U.S. dollar. These increases were primarily in Poland, India and Euronet Card Services Greece. Additionally, a portion of this increase was due to higher license and maintenance revenue recorded by our Essentis subsidiary. This 2007 increase was the result of the deferral of certain revenues from the first quarter 2006 to the second quarter 2006 because we had not yet formalized new contracts for projects with certain customers to replace the previous contracts that expired when we acquired Essentis.
Partially offsetting these increases was a reduction in revenue associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received an up-front payment, and agreed on a gradually declining fee structure. As prescribed by U.S. GAAP, revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue that is less than contractual invoices and cash receipts in the early periods of the agreement and revenue that is greater than the contractual invoices and cash receipts in the later years of the agreement. As a result of the revenue recognition under these contracts, amounts invoiced under the contract exceeded the amount of revenue that we recognized by about $0.6 million for the first quarter 2007. We may decide to enter into similar arrangements with other EFT Processing Segment customers during 2007 and beyond.
Average monthly revenue per ATM was $1,308 for the first quarter 2007 compared to $1,346 for the first quarter 2006 and revenue per transaction was $0.27 for the first quarter 2007 compared to $0.29 for 2006. The decrease in revenue per ATM and revenue per transaction was due to the addition of ATMs in India where revenue per ATM is generally lower than Central and Eastern Europe, the addition of additional Euronet-owned ATMs where related revenue has not yet developed to material levels and the extension of contracts discussed above.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for the first quarter 2007 compared to the first quarter 2006, is attributed to the increase in the number of ATMs under operation, the number of transactions processed and foreign currency translations to the U.S. dollar.

Gross margin
Gross margin, which is revenue less direct operating costs, increased to $25.1 million for the first quarter 2007 from $23.1 million for the first quarter 2006. Gross margin as a percentage of revenue was 60% for the first quarter 2007 compared to 64% for the first quarter 2006. The decrease in gross margin as a percentage of revenue is due to the fluctuations in revenues discussed above, as well as the increased contributions of our Indian subsidiary, which generally earns a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for the first quarter 2007 compared to the first quarter 2006 was due to staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs remained relatively flat at 22% of revenue the first quarter 2007 compared to 23% for first quarter 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter 2007 compared to the first quarter 2006 is primarily due to the $1.2 million loss recorded under a claim from a former cash supply contractor in Central Europe. The claim loss was awarded by an arbitration tribunal in Budapest Hungary and involved the claim that the cash supply contractor provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. Excluding this loss, as a percentage of revenues, these costs decreased to 9% of revenue for the first quarter 2007 from 10% of revenue for the first quarter 2006.
Depreciation and amortization
The increase in depreciation and amortization expense for the first quarter 2007 compared to the first quarter 2006 is due primarily to additional equipment and software for our Hungarian processing center during 2006 and additional ATMs in Poland. As a percentage of revenue, these expenses increased slightly to 10% for the first quarter 2007 from 9% for the first quarter 2006.
Operating income
Operating income decreased for the first quarter 2007 compared to the first quarter 2006, primarily due to the arbitration loss described under selling, general and administrative expenses above. Excluding this loss, operating income as a percentage of revenue was 19% for the first quarter 2007 compared to 22% for the first quarter 2006 and $0.06 per transaction for the first quarter 2007 and $0.08 per transaction for the first quarter 2006. Excluding the arbitration loss, average monthly operating income per ATM was $299 for the first quarter 2007 compared to $351 for the first quarter 2006. The decreases in operating income as a percentage of revenue, operating income per transaction and average monthly operating income per ATM were generally the result of the decreases in gross margin, revenue per ATM and revenue per transaction described above, combined with additional salaries and benefits incurred to expand into emerging markets and additional products.
Software sales backlog
As of March 31, 2007, we had a software contract backlog of approximately $8.1 million compared to approximately $6.7 million as of March 31, 2006. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenue associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed within one year or that we will be able to recognize the related revenue within the one-year period.

PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2007 and 2006 for our Prepaid Processing Segment:

			Year-over-Year Change
	Results for the Three Months		Increase	Increase
	Ended March 31,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$128,370	$110,961	$17,409	16%

Operating expenses:
Direct operating costs	103,741	88,487	15,254	17%
Salaries and benefits	6,975	6,284	691	11%
Selling, general and administrative	5,028	3,846	1,182	31%
Depreciation and amortization	3,822	3,384	438	13%

Total operating expenses	119,566	102,001	17,565	17%

Operating income	$8,804	$8,960	$(156)	(2%)

Transactions processed (millions)	139.5	96.4	43.1	45%
Revenues
The increase in revenues for the first quarter 2007 compared to the first quarter 2006 was generally attributable to the increase in total transactions processed across all of our Prepaid Processing operations, the first quarter 2007 acquisitions of Omega Logic and Brodos Romania and foreign currency translations to the U.S. dollar. Revenue growth was partially offset by reduced revenue in Spain resulting from the second quarter 2006 expiration of a preferential commission arrangement with a Spanish mobile operator. When we acquired our Spanish prepaid subsidiaries, we entered into an agreement with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. Additionally, in certain mature markets, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2007 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up, from additional products sold over the base of prepaid processing terminals and, possibly, from acquisitions.
Revenue per transaction decreased to $0.92 for the first quarter 2007 from $1.15 for the first quarter 2006 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Transaction volumes at ATX have increased by 286% for the first quarter 2007 compared to the first quarter 2006. The expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenue per transaction. Partially offsetting the decreases described above was the growth in both volumes and revenues related to our U.S. subsidiary, PaySpot, Inc. (“PaySpot”). Revenue per transaction for PaySpot is generally higher than most of our other Prepaid Processing subsidiaries.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as communication and paper expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed and foreign currency translations to the U.S. dollar compared to the prior year.
Gross margin
Gross margin, which represents revenue less direct costs, was $24.6 million for the first quarter 2007 compared to $22.5 million for the first quarter 2006. Gross margin as a percentage of revenue was 19% for the first quarter 2007 compared to 20% for the first quarter 2006 and gross margin per transaction was $0.18 for the first quarter 2007 compared to $0.23 for the first quarter 2006. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the expiration of preferential commission arrangements in Spain discussed above.

Salaries and benefits
The increase in salaries and benefits for the first quarter 2007 compared to the first quarter 2006 is primarily the result of the acquisitions of Brodos Romania and Omega Logic. As a percentage of revenue, salaries and benefits have decreased slightly to 5.4% for the first quarter 2007, from 5.7% for the first quarter 2006. The decrease in salaries and benefits as a percentage of revenue reflects our growing leverage and scalability in our markets.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter 2007 compared to the first quarter 2006 is the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue these selling, general and administrative expenses increased to 3.9% for the first quarter 2007 compared to 3.5% of revenue for the first quarter 2006 mainly due to additional expenses incurred in new markets.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase for the first quarter 2007 compared to the first quarter 2006 is due to the acquisitions of Brodos Romania and Omega Logic, as well as depreciation on additional POS terminals. As a percentage of revenues, depreciation and amortization was flat at 3.0% for both the first quarter 2007 and first quarter 2006.
Operating income
Operating income for the first quarter 2007 decreased slightly compared to the first quarter 2006. As a result of the developments in Spain discussed above, operating income for the first quarter 2007 was approximately $1.1 million lower than the first quarter 2006. Additionally, operating income for the first quarter 2007 includes increased losses of $0.3 million related to Euronet Payments & Remittance, Inc. compared to the first quarter 2006. Exclusive of these two reductions, the improvement in operating income for the first quarter 2007 was due to the growth in revenues and transactions processed, increased leverage and scalability in our markets and foreign currency translations to the U.S. dollar.
Operating income as a percentage of revenues decreased to 6.9% for the first quarter 2007 from 8.1% for the first quarter 2006, primarily due to the developments in Spain and operating expenses incurred to support development in new and growing markets. Operating income per transaction decreased to $0.06 for the first quarter 2007 from $0.09 for the first quarter 2006. The decrease in operating income per transaction is due to the developments in Spain and the growth in revenues and transactions associated with ATX.
CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2007 and 2006 for Corporate Services:

			Year-over-Year Change
	Results for the Three Months		Increase	Increase
	Ended March 31,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent
Salaries and benefits	$2,700	$3,512	$(812)	(23%)
Selling, general and administrative	910	872	38	4%
Depreciation and amortization	60	43	17	40%

Total operating expenses	$3,670	$4,427	$(757)	(17%)

Corporate operating expenses
The decrease in salaries and benefits for the first quarter 2007 compared to the first quarter 2006 was due to lower incentive accruals, lower share-based compensation and lower salary costs.

OTHER INCOME, NET
Interest income
Interest income was $4.3 million for the first quarter 2007 compared to $2.7 million for the first quarter 2006. The increase in interest income for the first quarter 2007 was primarily due to cash generated from operations and the $154.3 million of net proceeds from the private equity placement that we completed during March 2007. We have also benefited from higher average interest rates during the first quarter 2007 compared to the first quarter 2006 due to a shift of investments from money market accounts to commercial paper and the general rise in short-term interest rates.
Foreign currency exchange gain, net
The re-measurement of assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses that are recorded in determining net income. We recorded net foreign currency exchange gains of $0.4 million and $1.6 million during the first quarter of 2007 and 2006, respectively.
INCOME TAX EXPENSE

	Results for the Three Months
	Ended March 31,
(dollar amounts in thousands)	2007	2006
Income from continuing operations before income taxes and minority interest	$13,509	$13,182
Minority interest	(353)	(261)

Income from continuing operations before income taxes	13,156	12,921
Income tax expense	3,933	3,570

Income from continuing operations	$9,223	$9,351

Effective income tax rate	29.9%	27.6%

Income from continuing operations before income taxes	$13,156	$12,921
Adjust: Foreign exchange gain, net	433	1,558

Income from continuing operations before income taxes and foreign exchange gain, net	$12,723	$11,363

Effective income tax rate, excluding foreign exchange gain, net	30.9%	31.4%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interest. Our effective tax rate was 29.9% for the first quarter 2007 compared to 27.6% for the first quarter 2006.
We are in a net operating loss position for our U.S. operations and, accordingly have valuation allowances to reserve for net deferred tax assets. Therefore, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. Excluding foreign exchange translation results from pre-tax book income, our effective tax rate was 30.9% for the first quarter 2007 and 31.4% for the first quarter 2006.
The decrease in the year-over-year effective tax rates, excluding foreign currency gains and losses, was also attributable to the increased profitability of individual companies located in lower than average tax rate jurisdictions, together with increased operating profits in countries with remaining net operating loss carryforwards, such as the U.S.
We determine income tax expense and remit income taxes based upon enacted tax laws and regulations applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws and regulations, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated tax effects of certain transactions, business ventures, contractual and organizational structures, projected business unit performance, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws and regulations or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our Consolidated Financial Statements.

DISCONTINUED OPERATIONS
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at March 31, 2007 or December 31, 2006.
NET INCOME
We recorded net income of $9.6 million for the first quarter 2007 compared to $9.4 million for the first quarter 2006. As more fully discussed above, the increase of $0.2 million was primarily the result of a decrease in net interest expense of $1.6 million and a gain from discontinued operations of $0.3 million. These improvements were partially offset by a decrease in operating income of $0.3 million, a decrease in our foreign currency exchange gain of $1.1 million and an increase in income taxes of $0.4 million. Operating income included the impact from the arbitration loss of $1.2 million described in more detail in the discussion of operating results from the EFT Processing Segment.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2007, we had working capital, which is the difference between total current assets and total current liabilities, of $414.8 million, compared to working capital of $284.4 million as of December 31, 2006. Our ratio of current assets to current liabilities was 2.01 at March 31, 2007, compared to 1.70 as of December 31, 2006. The increase in working capital and the improvement in the ratio of current assets to current liabilities were due primarily to a private equity offering that we completed during March 2007. As of March 31, 2007, the net proceeds from the offering remained unused and included in unrestricted cash.
Operating cash flows
Cash flows provided by operating activities were relatively flat at $7.5 million for the first quarter 2007 compared to $6.3 million for first quarter 2006.
Investing activity cash flow
Cash flows used in investing activities were $46.3 million for the first quarter 2007, compared to $9.9 million for the first quarter 2006. The increase in investing activities during the first quarter 2007 was primarily related to increased acquisition activity and the increase in restricted cash because we deposited $26 million in an escrow account in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). See further discussion under “Subsequent Events — Agreement to acquire La Nacional” below. Our investing activities for the first quarter 2007 consisted of $15.0 million in cash paid related to acquisitions and $5.3 million for purchases of property and equipment, software development and other investing activities. Our investing activities for the first quarter 2006 include $2.3 million in cash paid for acquisitions and $7.6 million for purchases of property and equipment, software development and other investing activities.
Financing activity cash flows
Cash flows from financing activities were $136.9 million during the first quarter 2007 compared to $6.8 million during the first quarter 2006. Our financing activities for the first quarter 2007 consisted primarily of proceeds from the equity private placement of $159.4 million, offset by dividends paid to minority interest stockholders and repayments of obligations under short term debt, revolving credit and capital leases arrangements. Our financing activities for the first quarter 2006 consist primarily of proceeds from the exercise of stock options and employee share purchase of $10.4 million, partially offset by repayments of short-term borrowings and payments on capital lease obligations totaling $3.5 million.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs. During April 2007, we completed the acquisition of RIA. For further discussion see “—Subsequent developments—Acquisition of RIA” below.
Other sources of capital
Revolving credit agreements — As of March 31, 2007, we had borrowings of $16.1 million and stand-by letters of credit totaling $3.0 million outstanding against the revolving credit agreements; the remaining $30.9 million ($45.9 million if the facility were increased to $65 million) was available for borrowing. Borrowings under these agreements are being used to fund short-term working capital requirements in India and the U.S.

In connection with our completion of the acquisition of RIA in April 2007, we replaced the existing revolving credit agreement with a new $100 million revolving credit facility. See “—Subsequent Events—Acquisition of RIA” below for further discussion.
Short-term debt obligations — Short-term debt obligations consist primarily of credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of March 31, 2007, we had $3.2 million in short-term debt obligations borrowed by our subsidiary in the Czech Republic that was being used to fund short-term working capital requirements.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. As of March 31, 2007, we had $1.4 million outstanding under these arrangements.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand.
Convertible debt — As of March 31, 2007, we have $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
We also have $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). We will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14, for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures.
Proceeds from issuance of shares and other capital contributions — We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of restricted stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During the first quarter 2007, 57,312 stock options were exercised at an average exercise price of $11.62, resulting in proceeds to us of approximately $0.7 million.
Other uses of capital
Payment obligations related to acquisitions — We have potential contingent obligations to the former owners of the net assets of Movilcarga. Based upon presently available information we do not believe any additional payments will be required. The seller has disputed this conclusion and may seek arbitration as provided for in the purchase agreement. Any additional payments, if ultimately determined to be owed the seller, would be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we have agreed to certain contingent consideration arrangements based on the achievement of certain performance criteria. During 2009 and 2010, we may have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.

See sections entitled “—Subsequent developments—Acquisition of RIA” below for discussion of liquidity and capital resources involving the completion of the acquisition of RIA during April 2007.
Leases — We lease ATMs and other property and equipment under capital lease arrangements and, as of March 31, 2007, we owed $19.2 million under these arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs — Total capital expenditures for the first quarter 2007 were $5.3 million, of which $1.2 million were funded through capital leases. These capital expenditures were required primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software. Total capital expenditures for 2007 are estimated to be approximately $30 million to $35 million, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, to purchase and install ATMs in future key under-penetrated markets, the purchase of terminals for the prepaid processing and money transfer businesses and office and data center computer equipment and software. We expect approximately $10 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
In the Prepaid Processing Segment, approximately 93,000 of the more than 356,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
We are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV (Europay, MasterCard and Visa) chip card support. Accordingly, we expect additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. If strategic opportunities were available to us, we would consider increasing future capital expenditures to expand our network of owned ATMs in new or existing markets. Upgrades to our ATM software and hardware were required in 2005 to meet EMV mandates such as Triple DES (Data Encryption Standard) and “micro-chip” card technology for smart cards. We completed a plan for implementation and delivery of the hardware and software modifications; the remaining capital expenditures necessary to complete these upgrade requirements are estimated to be approximately $3.0 million.
Litigation — During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that we owed approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after the Company terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was recorded as selling, general and administrative expenses of the Company’s EFT Processing Segment during the three months ended March 31, 2007.
At current and projected cash flow levels, we anticipate that our cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit agreements and other and existing and future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or obligations.
Contingencies
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to telecommunications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by our Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. We plan to claim refunds for amounts paid during this period. Because of the complexity of the matter, the refund claim has not yet been quantified. No amounts have been recorded, or will be recorded for any potential recovery, in our Consolidated Financial Statements until such time as the refund is considered “realizable” as stipulated under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”
Inflation and functional currencies
Generally, the countries in which we operate have experienced low and stable inflation in recent years. Therefore, the local currency in each of these markets is the functional currency. Currently, we do not believe that inflation will have a significant effect on our results of operations or financial position. We continually review inflation and the functional currency in each of the countries where we operate.
SUBSEQUENT EVENTS
Debt obligations — In connection with completing the acquisition of RIA discussed under “Opportunities and Challenges” above, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the outstanding balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Estimated financing costs of $4.3 million have been deferred and are being amortized over the terms of the respective loans. We may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $140 million, 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). The Credit Facility contains three financial covenants that become more restrictive between now and September 30, 2008. The financial covenants that become more restrictive are: (1) total debt to earnings before interest, taxes depreciation and amortization (“EBITDA”) ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because of the change to these covenants over time, in order to remain in compliance with our debt covenants we will be required to increase our EBITDA, repay debt, or both. These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
The $100 million five-year revolving line of credit replaces our existing revolving credit facility and will initially bear interest at LIBOR plus 200 basis points or prime plus 100 basis points, subject to a pricing grid that adjusts the spread each quarter based upon our consolidated total debt to EBITDA ratio. This credit line will be used primarily to fund working capital requirements, which are expected to increase as a result of our recent acquisitions. Based on our current projected working capital requirements, we anticipate that our revolving line of credit will be sufficient to fund our working capital needs.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance.
Agreement to acquire La Nacional — During January 2007, we signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”), subject to regulatory approvals and other customary closing conditions. In connection with signing this agreement, we deposited funds in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
On February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. On April 5, 2007, we gave notice to the stockholders of La Nacional, Inc. of the termination of the stock purchase agreement and requested the release of the $26 million in purchase price deposited in escrow under the terms of the stock purchase agreement. La Nacional is contesting our request for release of the escrowed funds. We are pursuing all legal remedies available to us to resolve this dispute. We cannot predict when with dispute will be resolved or what the resolution may be.
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2007, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006. To date, we are not aware of any significant claims made by the indemnified parties or parties to guarantee agreements with us and, accordingly, no liabilities have been recorded as of March 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend SFAS No. 141, “Business Combinations.” During redeliberations, the FASB has reaffirmed certain decisions including, among other things: 1) measuring and recognizing contingent consideration at fair value as of the acquisition date and recording adjustments to liabilities as adjustments in earnings; 2) identifiable intangible assets acquired in a business combination should be measured at a current exchange value rather than at an entity-specific value; 3) the acquiring company should measure and recognize the acquiree’s identifiable assets and liabilities and goodwill in a step or partial acquisition at 100 percent of their acquisition date fair values; and 4) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The FASB has not yet reaffirmed decisions on other items. The FASB expects to issue the final statement during the third quarter 2007, which will be effective for us beginning in 2009. If adopted, the changes described above, as well as other possible changes, would likely have a significant impact on the accounting treatment for acquisitions occurring on or after January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as deferred financing costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 will be effective beginning in our first quarter 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the three-months ended March 31, 2007, 83% of our revenues were generated in non-U.S. dollar countries compared to 84% for the three-months ended March 31, 2006. This slight decrease in revenues from non-U.S. dollar countries, compared to prior year is due to increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

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
We are also exposed to foreign currency exchange rate risk in our money transfer subsidiary, Euronet Payments & Remittance. A majority of this business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Additionally, our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated.
Through the first quarter 2007, this portion of our business was insignificant. However, as discussed under “Liquidity and Capital Resources — Subsequent Events” above, during April 2007 we completed the acquisition of the common stock of RIA, which will significantly expand our money transfer business in the U.S. and internationally and increase our exposure to foreign currency risk substantially.
Interest rate risk
As of March 31, 2007, we do not have significant exposure to interest rate volatility. Of the total outstanding debt of $353.5 million, approximately 89% relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Interest expense, including amortization of deferred debt issuance costs, for these contingent convertible debentures is expected to total approximately $10.1 million per year, or a weighted average interest rate of 3.2% annually.
The remaining 11% of total debt outstanding relates to debt obligations and capitalized leases with fixed payment and interest terms that expire between 2006 and 2011. We also have $50 million in revolving credit facilities, which can be increased to $65 million, that accrue interest at variable rates. Should we borrow this full $65 million under the revolving credit facility, in addition to approximately $3.2 million borrowed under other debt arrangements as of March 31, 2007, and maintain the balance for a full year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $0.7 million.
In connection with completing the acquisition of RIA, during April 2007, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility, which accrue interest at variable rates. This revolving credit facility replaces our $50 million revolving credit facility. The credit facility may be expanded by up to an additional $150 million in term loan and up to an additional $25 million for the revolving line of credit, subject to satisfaction of certain conditions including pro forma debt covenant compliance. This facility substantially increases our interest rate risk and, should interest rates increase by 1% and we have the full $290 million outstanding for a full year our interest expense would increase by $2.9 million. If we borrowed the full amount available under the facility of $465 million and maintained this balance for a full year, a 1% increase in interest rates would increase interest expense by $4.7 million.
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
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
The discussion in Part I, Item 1. Financial Statements, Note 9 — Litigation and Contingencies, regarding litigation is incorporated herein by reference.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Rick Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Quarterly Report.
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
Risks Related to Our Business
We may be required to prepay our obligations under the $290 million secured syndicated credit facility.
Prepayment in full of the obligations under the $290 million secured syndicated credit facility (the “Credit Facility”) may be required six months prior to any required repurchase date under our $140 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). The Credit Facility contains three financial covenants that become more restrictive between now and September 30, 2008. The financial covenants that become more restrictive are: (1) total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because these covenant thresholds will be come more restrictive between now and September 30, 2008, to remain in compliance with our debt covenants we will be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.
If we are unable to maintain our money transfer agent network, our business may be adversely affected.
Our money transfer based revenue is primarily generated through our agent network. Transaction volumes at existing agent locations may increase over time and new agents provide us with additional revenue. If agents decide to leave our network or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Our agents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain our agent network or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents are third parties that may sell products and provide services in addition to our money transfer services, our agents may encounter business difficulties unrelated to the provision of our services, which may cause the agents to reduce their number of locations or hours of operation, or cease doing business altogether.

If consumer confidence in our money transfer business or brands declines, our business may be adversely affected.
Our money transfer business relies on consumer confidence in our brands and our ability to provide efficient and reliable money transfer services. A decline in consumer confidence in our business or brands, or in traditional money transfer providers as a means to transfer money, may adversely impact transaction volumes which would in turn be expected to adversely impact our business.
Our money transfer service offerings are dependent on financial institutions to provide such offerings.
Our money transfer business involves transferring funds internationally and is dependent upon foreign and domestic financial institutions, including our competitors, to execute funds transfers and foreign currency transactions. Changes to existing regulations of financial institution operations, such as those designed to combat terrorism or money laundering, could require us to alter our operating procedures in a manner that increases our cost of doing business or to terminate certain product offerings. In addition, as a result of existing regulations and/or changes to those regulations, financial institutions could decide to cease providing the services on which we depend, requiring us to terminate certain product offerings.
We are subject to the risks of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, breaches of our information security policies or safeguards, as well as for ATM theft and vandalism.
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
We also collect, transfer and retain consumer data as part of our money transfer business. These activities are subject to certain consumer privacy laws and regulations in the U.S. and in other jurisdictions where our money transfer services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive consumer information. Breaches of our security policies or applicable legal requirements resulting in a compromise of consumer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide money transfer services and/or cause reputational harm.
In addition to electronic fraud issues and breaches of our information security policies and safeguards, the possible theft and vandalism of ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.
Our money transfer and prepaid mobile airtime top-up businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level.
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
With respect to our money transfer business, our business is primarily conducted through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from the consumers and in turn we collect from the agents the proceeds due us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts could adversely affect our business, financial condition and results of operations.
We are subject to business cycles, seasonality and other outside factors that may negatively affect our business.
A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators, financial institutions and other money transfer customers experience decreased demand for their products and services or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.
Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid mobile airtime top-ups and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. Additionally, in the Money Transfer Segment, we experience increased transaction levels during the April through September timeframe coinciding with the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.
Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
Our operating results in the money transfer business depend in part on continued worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act (“BSA”), Financial Crimes Enforcement Network (“FINCEN”), PATRIOT Act regulations or any other existing or future regulations that impact any aspect of our money transfer business.
Our money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the PATRIOT Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenue and earnings. Changes in U.S. and foreign government policies or enforcement toward immigration may have a negative affect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.
Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services through the acquisition of RIA. Our expansion into new markets is dependent upon our ability to successfully integrate RIA into our existing operations, to apply our existing technology or to develop new applications to satisfy market demand. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve expected growth in revenues and earnings.
Developments in electronic financial transactions could materially reduce our transaction levels and revenues.
Certain developments in the field of electronic financial transactions may reduce the need for ATMs, prepaid mobile phone POS terminals and money transfer agents. These developments may reduce the transaction levels that we experience on our networks in the markets where they occur. Financial institutions, retailers and agents could elect to increase fees to their customers for using our services, which may cause a decline in the use of our services and have an adverse effect on our revenues. If transaction levels over our existing network of ATMs, POS terminals, agents and other distribution methods do not increase, growth in our revenues will depend primarily on increased capital investment for new sites and developing new markets, which reduces the margin we realize from our revenues.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Athens, Beijing and Mumbai operations centers. Our e-top-up transactions are processed through our Basildon, Martinsried, Madrid and Leawood, Kansas operations centers. Transactions in our Money Transfer Segment are processed through our Cerritos, California operations center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
Our competition in the EFT Processing Segment, Prepaid Processing Segment and Money Transfer Segment include large, well financed companies and financial institutions larger than us with earlier entry into the market. As a result, we may lack the financial resources and access needed to capture increased market share.
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
For our ITM product line, we are a leading supplier of electronic financial transaction processing software for the IBM iSeries platform in a largely fragmented market, which is made up of competitors that offer a variety of solutions that compete with our products, ranging from single applications to fully integrated electronic financial processing software. Additionally, for ITM, other industry suppliers service the software requirements of large mainframe systems and UNIX-based platforms, and accordingly are not considered competitors. We have specifically targeted customers consisting of financial institutions that operate their back office systems with the IBM iSeries. For Essentis, we are a strong supplier of electronic payment processing software for card issuers and merchant acquirers on a mainframe platform. Our competition includes products owned and marketed by other software companies as well as large, well financed companies that offer outsourcing and credit card services to financial institutions. We believe our Essentis offering is one of the few software solutions in this product area that has been developed as a completely new system, as opposed to a re-engineered legacy system, taking full advantage of the latest technology and business strategies available.
Our software solutions business has multiple types of competitors that compete across all EFT software components in the following areas: (i) ATM, network and POS software systems, (ii) Internet banking software systems, (iii) credit card software systems, (iv) mobile banking systems, (v) mobile operator solutions, (vi) telephone banking and (vii) full EFT software. Competitive factors in the software solutions business include price, technology development and the ability of software systems to interact with other leading products.
Prepaid Processing Segment— We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of the commission, which may compress our margins.
Money Transfer Segment— Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include Western Union, Global Payments, MoneyGram and others, some of which are larger than we are and have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our potential or current customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.
Because we derive our revenue from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, Euros and British pounds. While a significant amount of our cash outflows, including the acquisition of ATMs, executive salaries, certain long-term contracts and a significant portion of our debt obligations, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the Euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the dollar could continue to have an adverse effect on our results.
Our consumer money transfer operations subject us to foreign currency exchange risks as our customers deposit one currency at our retail and agent locations worldwide and we typically deliver funds denominated in a different, destination country currency.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During August 2006, we entered into a purchase agreement with the former shareholders of Brodos Romania for the acquisition of all of the share capital of Brodos Romania, which includes $2.5 million in contingent consideration. The acquisition closed in January 2007. The issuance of our Common Stock in connection with the Brodos Romania acquisition is contingent upon Brodos Romania achieving certain performance criteria during the years 2007 through 2010. If contingent consideration becomes payable, the sellers of Brodos Romania have the right to elect payment in the form of cash or our Common Stock. If the sellers of Brodos Romania select payment of the contingent consideration in Common Stock, then we will be required to issue a maximum of 75,489 shares. When the shares of our Common Stock are issued, they will not be registered under the Securities Act of 1933 (the “Act”). Because the offer was, and potential future issuance of our Common Stock will be, made in an “offshore transaction” as contemplated by Regulation S promulgated under of the Act (“Regulation S”), the issuance of our Common Stock is exempt from registration pursuant to the exemption provided by Rule 903 of Regulation S. However, we have obligations under the purchase agreement to register for resale any shares of our Common Stock that may be issued as contingent consideration.
During February 2007, we issued 275,429 shares of our Common Stock, valued at approximately $7.6 million, to the former shareholders of Omega Logic as a portion of the consideration for all the share capital of Omega Logic. The shares of our Common Stock were not registered under the Securities Act of 1933 at the time of issuance. Because both the offer and issuance of our Common Stock was made in an “offshore transaction” as contemplated by Regulation S, the issuance of our Common Stock in this transaction was exempt from registration pursuant to the exemption provided by Rule 903 of Regulation S. However, in accordance with our obligations under the Omega Logic purchase agreement, we committed to file a registration statement with the SEC to enable the public resale of the Common Stock received by the sellers of Omega Logic by April 30, 2007, which filing was timely made.
ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2007

By:	/s/ MICHAEL J. BROWN Michael J. Brown Chief Executive Officer

By:	/s/ RICK L. WELLER Rick L. Weller
Chief Financial Officer

EXHIBITS
Exhibit Index

Exhibit	Description
4.1	Securities Purchase Agreement, dated as of March 8, 2007, among Euronet Worldwide, Inc and the Purchasers listed on Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2007 and incorporated herein by reference)

10.1(1)	Credit Agreement dated as of April 4, 2007 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as borrowers, certain Subsidiaries and Affiliates, as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, California Bank & Trust, as Synidication Agent and Citibank, N.A., as Documentation Agent

10.2(1)	Euronet Worldwide Inc. 2006 Stock Incentive Plan (Amended and Restated)

10.3	Transition Services Agreement and General Release dated as of March 6, 2007 between Euronet Worldwide, Inc. and Daniel R. Henry (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 6, 2007 and incorporated herein by reference)

12.1(1)	Computation of Ratio of Earnings to Fixed Charges

31.1(1)	Section 302 — Certification of Chief Executive Officer

31.2(1)	Section 302 — Certification of Chief Financial Officer

32.1(1)	Section 906 — Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed herewith.