Form 10-Q
period 2007-06-30
EURONET WORLDWIDE INC
filed 2007-08-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2007 was 48,488,003 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of June	As of
	30, 2007	December
	(unaudited)	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$282,293	$321,058
Restricted cash	130,535	80,703
Inventory - PINs and other	51,447	49,511
Trade accounts receivable, net of allowances for doubtful accounts of $5,246 at June 30, 2007 and $2,137 at December 31, 2006	264,135	212,631
Deferred income taxes, net	10,337	9,356
Prepaid expenses and other current assets	24,274	15,212

Total current assets	763,021	688,471
Property and equipment, net of accumulated depreciation of $106,442 at June 30, 2007 and $91,883 at December 31, 2006	69,882	55,174
Goodwill	706,876	278,743
Acquired intangible assets, net of accumulated amortization of $28,832 at June 30, 2007 and $20,696 at December 31, 2006	160,823	47,539
Deferred income taxes, net	20,022	19,004
Other assets, net of accumulated amortization of $11,825 at June 30, 2007 and $10,542 at December 31, 2006	24,672	19,208

Total assets	$1,745,296	$1,108,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$307,321	$269,212
Accrued expenses and other current liabilities	135,738	99,039
Current installments on capital lease obligations	5,986	6,592
Short-term debt obligations and current maturities of long-term debt obligations	7,008	4,378
Income taxes payable	23,422	9,463
Deferred income taxes	6,471	4,108
Deferred revenue	12,184	11,318

Total current liabilities	498,130	404,110
Debt obligations, net of current portion	542,943	349,073
Capital lease obligations, excluding current installments	12,860	13,409
Deferred income taxes	56,018	43,071
Other long-term liabilities	2,164	1,811
Minority interest	8,072	8,350

Total liabilities	1,120,187	819,824
Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 48,686,117 and 37,647,782 issued at June 30, 2007 and December 31, 2006, respectively	974	749
Additional paid-in-capital	649,349	338,216
Treasury stock, at cost, 210,441 and 207,755 shares at June 30, 2007 and December 31, 2006, respectively	(269)	(196)
Subscriptions receivable	(546)	(170)
Accumulated deficit	(40,295)	(58,480)
Restricted reserve	812	780
Accumulated other comprehensive income	15,084	7,416

Total stockholders’ equity	625,109	288,315

Total liabilities and stockholders’ equity	$1,745,296	$1,108,139

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
EFT Processing Segment	$45,684	$39,618	$87,731	$75,627
Prepaid Processing Segment	142,230	113,352	269,811	223,717
Money Transfer Segment	49,219	833	50,008	1,429

Total revenues	237,133	153,803	407,550	300,773

Operating expenses:
Direct operating costs	160,411	105,761	281,075	207,114
Salaries and benefits	30,789	19,454	49,718	37,488
Selling, general and administrative	17,413	9,277	28,215	17,713
Depreciation and amortization	12,571	7,063	20,521	13,882

Total operating expenses	221,184	141,555	379,529	276,197

Operating income	15,949	12,248	28,021	24,576

Other income (expense):
Interest income	4,096	3,387	8,441	6,109
Interest expense	(7,782)	(3,656)	(11,363)	(7,253)
Income from unconsolidated affiliates	636	187	876	358
Foreign currency exchange gain, net	1,308	2,772	1,741	4,330

Other income, net	(1,742)	2,690	(305)	3,544

Income from continuing operations before income taxes and minority interest	14,207	14,938	27,716	28,120
Income tax expense	(4,990)	(3,599)	(8,923)	(7,169)
Minority interest	(599)	(212)	(952)	(473)

Income from continuing operations	8,618	11,127	17,841	20,478
Gain from discontinued operations, net	—	—	344	—

Net income	8,618	11,127	18,185	20,478
Translation adjustment	6,356	2,118	7,697	1,515
Unrealized loss on interest rate swaps	(29)	—	(29)	—

Comprehensive income	$14,945	$13,245	$25,853	$21,993

Earnings per share - basic:
Continuing operations	$0.18	$0.30	$0.42	$0.56
Discontinued operations	—	—	0.01	—

Total	$0.18	$0.30	$0.43	$0.56

Basic weighted average shares outstanding	47,638,963	37,030,289	42,379,086	36,792,719

Earnings per share - diluted:
Continuing operations	$0.17	$0.28	$0.40	$0.52
Discontinued operations	—	—	0.01	—

Total	$0.17	$0.28	$0.41	$0.52

Diluted weighted average shares outstanding	49,359,226	42,748,568	47,929,754	42,414,161

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Net income	$18,185	$20,478

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,521	13,882
Share-based compensation	3,726	3,838
Unrealized foreign exchange gain, net	(264)	(3,685)
Loss (gain) on disposal of property and equipment	25	(189)
Gain on discontinued operations	(344)	—
Deferred income tax benefit	(1,910)	(2,318)
Income assigned to minority interest	952	473
Income from unconsolidated affiliates	(876)	(358)
Amortization of debt obligations issuance expense	767	1,131

Changes in working capital, net of amounts acquired:
Income taxes payable, net	3,052	2,019
Restricted cash	(7,272)	(10,279)
Inventory - PINs and other	771	(6,826)
Trade accounts receivable	5,321	22,381
Prepaid expenses and other current assets	(4,868)	(3,759)
Trade accounts payable	17,532	(27,042)
Deferred revenue	501	2,025
Accrued expenses and other current liabilities	(56,655)	4,091
Other, net	1,799	(251)

Net cash provided by operating activities	963	15,611

Cash flows from investing activities:
Acquisitions, net of cash acquired	(313,462)	(2,312)
Acquisition escrow	(26,000)	—
Proceeds from sale of property and equipment	82	669
Purchases of property and equipment	(12,174)	(10,818)
Purchases of other long-term assets	(2,773)	(1,526)
Other, net	500	—

Net cash used in investing activities	(353,827)	(13,987)

Cash flows from financing activities:
Proceeds from issuance of shares	163,541	11,685
Borrowings from short-term debt obligations and revolving credit agreements	408,663	505
Payments on short-term debt obligations and revolving credit agreements	(438,310)	—
Proceeds from long-term debt obligations	190,000	—
Repayment of long-term debt	(475)	—
Repayment of capital lease obligations	(5,308)	(3,084)
Debt issuance costs	(3,827)	—
Proceeds received from minority interest stockholders	188	—
Cash dividends paid to minority interest stockholders	(1,572)	—
Other, net	145	(180)

Net cash provided by financing activities	313,045	8,926

Effect of exchange differences on cash	1,054	2,241

Increase in cash and cash equivalents	(38,765)	12,791
Cash and cash equivalents at beginning of period	321,058	219,932

Cash and cash equivalents at end of period	$282,293	$232,723

Interest paid during the period	$10,407	$6,245
Income taxes paid during the period	9,156	5,237
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end to end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East, India and China. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company and provides services through a sending network of agents and Company-owned stores in the U.S., the Caribbean, Europe and Asia, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three- and six-month periods ended June 30, 2007 and cash flows for the six-month periods ended June 30, 2007 and 2006.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2006, including the notes thereto, set forth in the Company’s Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain amounts in prior years have been reclassified to conform to current period presentation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheet and consist of amounts owed by Euronet to money transfer recipients. As of June 30, 2007, the Company’s money transfer settlement obligations were $24.4 million.
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During the second quarter 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in stockholders’ equity as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain, net in the Unaudited Consolidated Statement of Income. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable, on the Company’s Unaudited Consolidated Income Statement is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statement of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 8, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
Presentation of taxes collected and remitted to governmental authorities
During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying consolidated statements of income.
Accounting for uncertainty in income taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation also requires expanded disclosures about fair value measurements.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. See Note 13, Income Taxes, for further discussion regarding the adoption of FIN 48.
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
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, options to purchase the Company’s common stock and restricted stock. The following table provides a reconciliation of net income to earnings available to common stockholders and the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2007	2006	2007	2006
Reconciliation of net income to earnings available to earnings available to common stockholders:
Net income	$8,618	$11,127	$18,185	$20,478
Add: interest expense of 1.625% convertible debentures, if dilutive	—	797	1,534	1,594

Earnings available to common stockholders	$8,618	$11,924	$19,719	$22,072

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	47,638,963	37,030,289	42,379,086	36,792,719
Additional shares from assumed conversion of 1.625% convertible debentures	—	4,163,488	4,163,488	4,163,488
Weighted average shares issuable in connection with acquisition obligations (See Note 4 - Acquisitions)	673,636	91,285	338,679	73,028
Incremental shares from assumed conversion of stock options and restricted stock	1,046,627	1,463,506	1,048,501	1,384,926

Diluted weighted average shares outstanding	49,359,226	42,748,568	47,929,754	42,414,161

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For both the three- and six-month periods ended June 30, 2007, the table does not include 532,985 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. For the six-month period ended June 30, 2006, the table does not include 22,500 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. For the three-month period ended June 30, 2006, the assumed conversion of all stock options and restricted stock outstanding was dilutive to the Company’s diluted earnings per share.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was anti-dilutive for the three-month period ended June 30, 2007 and dilutive for the three-month period ended June 30, 2006 and six-month periods ended June 30, 2007 and 2006. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the three- and six-month periods ended June 30, 2007 and 2006.
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
2007 Acquisitions:
Acquisition of RIA
In April 2007, the Company completed the acquisition of the common stock of RIA, which expanded the Company’s money transfer operations in the U.S. and internationally. The purchase price of $503.9 million was comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $108.9 million, 3,685,098 contingent value rights (“CVRs”) and stock appreciation rights (“SARs”) valued at a total of $32.1 million and transaction costs of approximately $4.6 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date, which remains preliminary while management completes its valuation of the fair value of the net assets acquired.

	Estimated
(dollar amounts in thousands)	Life
Current assets		$78,220
Property and equipment	various	10,854
Customer relationships	3 - 8 years	73,210
Trademarks and trade names	20 years	37,150
Software	5 years	1,610
Non-compete agreements	3 years	270
Other non-current assets		1,396
Goodwill	Indefinite	402,839

Assets acquired		605,549

Current liabilities		(85,190)
Non-current liabilities		(1,574)
Deferred income tax liability		(14,852)

Net assets acquired		$503,933

Pursuant to the terms of the Stock Purchase Agreement, as amended, $35.0 million in cash and 276,382 shares of Euronet Common Stock valued at $7.4 million are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement, as amended. These amounts have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the obligations will be met. The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at the Company’s option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Between the CVRs and SARs, the sellers are entitled to additional consideration of at least $20 million in Euronet Common Stock or cash. Management has initially estimated the total fair value of the CVRs and SARs at approximately $32.1 million using a Black Scholes pricing model. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
Additionally, in April 2007, the Company combined its previous money transfer business with RIA and incurred total exit costs of approximately $0.9 million during the second quarter 2007. These costs were recorded as operating expenses and represent the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during the second quarter 2007; the write off of marketing materials and trademarks that have been discontinued; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. Additional costs incurred in association with exiting the Company’s previous money transfer business, if any, are not expected to be significant.
Other acquisitions:
During the six-months ended June 30, 2007, the Company completed three other acquisitions described below for an aggregate purchase price of $26.5 million, comprised of $18.1 million in cash, 275,429 shares of Euronet Common Stock valued at $7.6 million and notes payable of $0.8 million. In connection with one of these acquisitions, the Company agreed to certain contingent consideration arrangements based on the value of Euronet Common Stock and the achievement of certain performance criteria. Upon the achievement of certain performance criteria, during 2009 and 2010, the Company may have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
•	During January 2007, EFT Services Holding BV and Euronet Adminisztracios Kft, both wholly-owned subsidiaries of Euronet, completed the acquisition of a total of 100% of the share capital of Brodos SRL in Romania (“Brodos Romania”). Brodos Romania is a leading electronic prepaid mobile airtime processor that expanded the Company’s Prepaid Processing Segment business to Romania.

•	During February 2007, e-pay Holdings Limited, a wholly-owned subsidiary of Euronet, completed the acquisition of all of the share capital of Omega Logic, Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. This acquisition enhanced our Prepaid Processing Segment business in the U.K.

•	During April 2007, PaySpot, Inc. (a wholly-owned subsidiary of Euronet) acquired customer relationships from Synergy Telecom, Inc. (“Synergy”) and Synergy agreed not to compete with PaySpot in the prepaid mobile phone top-up business in the U.S. for a period of five years. This acquisition enhances the Company’s Prepaid Processing Segment business in the U.S.

As of June 30, 2007, 75,743 shares of Euronet Common Stock issued in connection with these acquisitions remains in escrow subject to the achievement of certain performance criteria. These shares have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the performance criteria will be met.
Agreement to acquire La Nacional
During January 2007, the Company signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. and its U.S. based affiliates (“La Nacional”), a money transfer company originating transactions through a network of sending agents and company-owned stores. See Note 11, Commitments, Litigation and Contingencies, for further disclosure regarding the agreement to acquire La Nacional.
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
Pro Forma and Condensed Statements of Net Income:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three- and six- months ended June 30, 2007 and 2006, as if the acquisition of RIA described above had occurred January 1, 2006. Adjustments were made to reflect the impact of events that are a direct result of the acquisition and are expected to have a continuing impact on the Company’s combined results of operations, including amortization of purchased intangible assets that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma for the Three		Pro Forma for the Six
	Months Ended June 30,		Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues	$239,606	$200,143	$453,739	$387,072
Operating income	$16,829	$14,896	$29,056	$27,176
Net income	$8,650	$7,412	$11,010	$10,551

Per share data:
Net income per share-basic	$0.18	$0.20	$0.26	$0.29
Net income per share-diluted	$0.17	$0.17	$0.24	$0.25
(5) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization, as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December
(in thousands)	2007	31, 2006
ATMs	$81,322	$75,568
POS terminals	27,965	25,473
Vehicles and office equipment	20,673	8,990
Computers and software	46,364	37,026

	176,324	147,057
Less accumulated depreciation and amortization	(106,442)	(91,883)

Total	$69,882	$55,174

(6) GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets and goodwill activity for the six-month period ended June 30, 2007 is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2007	$47,539	$278,743	$326,282
Increases (decreases):
Acquisition of RIA	112,240	402,839	515,079
Other 2007 acquisitions	8,366	20,264	28,630
Adjustment to 2006 acquisition	(116)	—	(116)
Amortization	(8,349)	—	(8,349)
Other (primarily changes in foreign currency exchange rates)	1,143	5,030	6,173

Balance as of June 30, 2007	$160,823	$706,876	$867,699

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2007, is expected to total $20.1 million for 2007, $23.3 million for 2008, $23.3 million for 2009, $23.0 million for 2010, $19.3 million for 2011 and $16.1 million for 2012.
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
(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2007 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at January 1, 2007	$34,073	$4,378	$20,001	$140,000	$175,000	$—	$373,452
Increases (decreases):
Net borrowings (repayments)	6,192	748	(2,769)	—	—	189,525	193,696
Capital lease interest	—	—	880	—	—	—	880
Foreign exchange gain (loss)	53	(18)	734	—	—	—	769

Balance at June 30, 2007	40,318	5,108	18,846	140,000	175,000	189,525	568,797

Less - current maturities	—	(5,108)	(5,986)	—	—	(1,900)	(12,994)

Long-term obligations at June 30, 2007	$40,318	$—	$12,860	$140,000	$175,000	$187,625	$555,803

In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”) that replaced the previous $50 million revolving credit facility. The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum principal amortization requirement, payable quarterly, with the remaining balance outstanding due at the end of year seven. The $100 million five-year revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 8.2% as of June 30, 2007.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance. The new agreements contain certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. The leverage ratios step down on various dates through September 2008. Financing costs of $4.3 million have been deferred and are being amortized over the terms of the respective loans.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of June 30, 2007, the Company has recorded a liability of less than $0.1 million in the other long-term liabilities caption on the Company’s Consolidated Balance Sheets to recognize the fair value of the swap agreements. The offset is recorded in accumulated other comprehensive income. The fair value of swap agreements is based on market quotes received from the agreement counterparties and represents the net amount the Company would have been required to pay to terminate the positions.
As of June 30, 2007, the Company had foreign currency forward contracts outstanding with a notional value of $29.8 million, $3.0 million and $2.7 million in euros, British pounds and other currencies, respectively, that were not designated as hedges and had in a weighted average maturity of 17 days.
(9) EQUITY PRIVATE PLACEMENT
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
(10) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Effective January 1, 2007, the Company began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, the Company began reporting the Money Transfer Segment. The Company’s former money transfer business was previously reported within the Prepaid Processing Segment. Previously reported amounts have been restated to reflect these changes, which did not impact the Company’s consolidated financial statements. As a result of these changes, the Company currently operates in the following three reportable operating segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and gift card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in the U.S., Europe, Africa and Asia Pacific.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2007 and 2006:

	For the Three Months Ended June 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$45,684	$142,230	$49,219	$—	$237,133

Operating expenses:
Direct operating costs	17,768	116,248	26,395	—	160,411
Salaries and benefits	10,557	7,020	9,833	3,379	30,789
Selling, general and administrative	4,088	5,389	6,819	1,117	17,413
Depreciation and amortization	4,024	3,694	4,792	61	12,571

Total operating expenses	36,437	132,351	47,839	4,557	221,184

Operating income (loss)	$9,247	$9,879	$1,380	$(4,557)	$15,949

	For the Three Months Ended June 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$39,618	$113,352	$833	$—	$153,803

Operating expenses:
Direct operating costs	13,991	91,290	480	—	105,761
Salaries and benefits	9,441	5,705	500	3,808	19,454
Selling, general and administrative	3,825	4,200	337	915	9,277
Depreciation and amortization	3,466	3,465	87	45	7,063

Total operating expenses	30,723	104,660	1,404	4,768	141,555

Operating income (loss)	$8,895	$8,692	$(571)	$(4,768)	$12,248

	For the Six Months Ended June 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$87,731	$269,811	$50,008	$—	$407,550

Operating expenses:
Direct operating costs	34,691	219,478	26,906	—	281,075
Salaries and benefits	19,811	13,405	10,423	6,079	49,718
Selling, general and administrative	8,952	9,966	7,270	2,027	28,215
Depreciation and amortization	8,092	7,412	4,896	121	20,521

Total operating expenses	71,546	250,261	49,495	8,227	379,529

Operating income (loss)	$16,185	$19,550	$513	$(8,227)	$28,021

Total assets as of June 30, 2007	$172,365	$703,481	$624,576	$244,874	$1,745,296

	For the Six Months Ended June 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$75,627	$223,717	$1,429	$—	$300,773

Operating expenses:
Direct operating costs	26,857	179,414	843	—	207,114
Salaries and benefits	17,679	11,550	939	7,320	37,488
Selling, general and administrative	7,544	7,710	673	1,786	17,713
Depreciation and amortization	6,858	6,783	153	88	13,882

Total operating expenses	58,938	205,457	2,608	9,194	276,197

Operating income (loss)	$16,689	$18,260	$(1,179)	$(9,194)	$24,576

Total assets as of December 31, 2006	$172,191	$672,936	$18,387	$244,625	$1,108,139

(11) COMMITMENTS, LITIGATION AND CONTINGENCIES
Future minimum lease payments
Future minimum lease payments under noncancelable operating leases (with remaining lease terms in excess of one year) as of June 30, 2007 are:

(in thousands)
Year ending December 31,
2007 (six months)	$7,668
2008	14,797
2009	12,216
2010	11,284
2011	8,042
thereafter	6,265

Total minimum lease payments	$60,272

Litigation
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after the Company terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was recorded as selling, general and administrative expenses of the Company’s EFT Processing Segment during the first quarter 2007 and paid in the second quarter 2007.
Contingencies
In connection with the agreement to acquire La Nacional, in January 2007, the Company deposited $26 million in an escrow account created for the proposed acquisition, which can only be released by mutual agreement of the Company and La Nacional or through legal remedies available under the agreement. On February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. On April 5, 2007, the Company gave notice to the stockholder of La Nacional of the termination of the stock purchase agreement and requested the release of the escrowed funds under the terms of the stock purchase agreement. La Nacional is contesting the Company’s request for release of the escrowed funds. While pursuing all legal remedies available, the Company is also engaged in negotiations to determine whether the dispute can be resolved through revised terms for the acquisition.
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
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. The Company plans to claim refunds for amounts paid during this period. As of June 30, 2007, the refund claim had not been quantified. No amounts have been recorded for any potential recovery in the Consolidated Financial Statements, and no such amounts will be recorded until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
(12) GUARANTEES
As of June 30, 2007, the Company had $33.4 million of bank guarantees issued on its behalf, of which $14.2 million are collateralized by cash deposits held by the respective issuing banks and $4.4 million are supported by stand-by letters of credit issued against the Company’s revolving credit facility.
Euronet Worldwide, Inc. regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of June 30, 2007, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $20.7 million over the terms of the cash supply agreements.

•	Other vendor supply agreements — $3.1 million over the term of the vendor agreements.

•	Performance guarantees — $19.3 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements;

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of certain states; and

•	The Company is required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2007 or December 31, 2006.
(13) INCOME TAXES
The Company’s effective tax rate, after consideration of minority interest, was 36.7% and 24.4% for the three-month periods ended June 30, 2007 and 2006, respectively, and was 33.3% and 25.9% for the six-month periods ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate largely relates to the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than the Company’s historical effective tax rate, and the recognition of a deferred tax benefit in Poland during 2006. Since the Company is in a net operating loss position for its U.S. operations, valuation allowances have been recorded in instances in which the Company determines that it is more likely than not that a tax benefit will not be realized. Accordingly, tax benefit or expense associated with foreign currency gains or losses incurred by the Company’s U.S. entities are not currently being recognized. During the second quarter 2007, the Company recognized $1.3 million of non-cash deferred income tax expense related to the deduction of goodwill amortization expense for U.S. income tax purposes, a substantial portion of which relates to the Company’s acquisition of RIA Envia. Goodwill arising from certain business combinations involving the Company’s U.S. operations is amortized as an expense for tax purposes over 15 years but not for financial reporting purposes. The Company recorded deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. The deferred tax liability will remain on the Company’s balance sheet indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale. Moreover, during the second quarter 2007, the Company reversed $2.7 million in valuation allowances on deferred tax assets related to U.S. federal and state net operating losses. The Company has concluded that it is more likely than not that the net deferred tax asset of $2.7 million will be realized because the Company would utilize tax-planning strategies in the event its net operating losses were to expire.
As of January 1, 2007, the Company adopted the provisions of FIN 48 and has analyzed its filing positions in all federal, state and foreign jurisdictions. As a result of this analysis, the Company recognized less than $0.1 million in additional unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 included approximately $5.9 million of uncertain tax benefits and other items, largely attributable to share-based compensation. Approximately $2.8 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $0.5 million as of January 1, 2007 and June 30, 2007. The following tax years remain open in the Company’s major jurisdictions as of January 1, 2007 and June 30, 2007:

Poland	1999 through 2006
U.S. (Federal)	2000 through 2006
Spain	2002 through 2006
Australia	2003 through 2006
U.K.	2004 through 2006
Germany	2004 through 2006
The application of FIN 48 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company’s estimated effective tax rate and the value of deferred tax assets, such as those related to the Company’s net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results. During the six-months ended June 30, 2007, the Company’s unrecognized tax benefits increased by $0.5 million and the amount that would impact the Company’s provision for income taxes, if recognized, increased by $0.3 million. These increases were primarily due to a 1% increase in the estimated effective federal tax rate in the U.S. as a result of the second quarter 2007 acquisition of RIA.
(14) GAIN FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the first quarter 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at June 30, 2007 or December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“we,” “us,” “Euronet” or the “Company”) is a leading electronic transaction processor, offering automated teller machine (“ATM”) and Point of Sale (“POS”) outsourcing services, integrated electronic financial transaction (“EFT”) software, network gateways and electronic prepaid top-up services to financial institutions, mobile operators and retailers and electronic consumer money transfer and bill payment services. The EFT Processing Segment provides end to end solutions relating to operations of ATMs and POS networks, and debit and credit card processing in Europe, the Middle East, India and China. We are one of the largest providers of prepaid mobile airtime processing. Based on revenues and volumes, our second quarter 2007 acquisition of RIA Envia, Inc. (“RIA”) also makes us the third-largest global money transfer company.
Effective January 1 2007, we began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, we commenced reporting of the Money Transfer Segment. Previously reported amounts have been restated to reflect these changes, which did not impact our consolidated financial statements. As a result of these changes, we operate in the following three principal business segments.
•	An EFT Processing Segment, which processes transactions for a network of 9,858 ATMs and more than 45,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and gift card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals owned by unconsolidated subsidiaries, we operate a network of approximately 358,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network.
We have six processing centers in Europe, two in Asia and two in the U.S., and we have 24 principal offices in Europe, five in the Asia-Pacific region, four in the U.S. and one each in the Middle East and Latin America. Our executive offices are located in Leawood, Kansas, USA.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenue in the EFT Processing Segment, which represented approximately 22% of total consolidated revenue for the first half of 2007, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.
Prepaid Processing Segment – Revenue in the Prepaid Processing Segment, which represented approximately 66% of total consolidated revenue for the first half of 2007, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment – Revenue in the Money Transfer Segment, which represents approximately 12% of total consolidated revenue for the first half of 2007, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores in North America, the Caribbean, Europe and Asia-Pacific

and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment - The continued expansion and development of our EFT Processing Segment business will depend on various factors including the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the successful entry into the cross-border merchant processing and acquiring business;

•	the successful entry into the card issuing and outsourcing business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
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
We have entered the cross-border merchant processing and acquiring business through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources to the development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It may involve the assumption of credit risk, as the principal amount of transactions may be settled to merchants before settlements are received from card associations.
Prepaid Processing Segment – We plan to expand this business by taking advantage of our existing expertise and our relationships with mobile phone operators and retailers. Expansion will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the availability of financing for further expansion; and

•	our ability to successfully integrate newly acquired operations with our existing operations.
During the first quarter 2007, we completed the acquisition of the stock of Omega Logic, Ltd. (“Omega Logic”) and Brodos SRL in Romania (“Brodos Romania”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. that enhanced our Prepaid Processing Segment business in the U.K. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania.
Money Transfer Segment – We completed the acquisition of RIA in April 2007, which expanded our money transfer and bill payment services business. RIA processes approximately $4.5 billion in money transfers annually, originates transactions through a network of approximately 10,000 sending agents, including Company-owned stores, located throughout 13 countries in North America, the Caribbean, Europe and Asia-Pacific and disburses money transfers through a payer network of approximately 42,000 locations in 88 countries. This acquisition makes Euronet the third-largest global money transfer company. The Money Transfer Segment provides us with additional expansion opportunities.

The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as the immigration developments occurring in the U.S. during 2006;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to develop products or services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	the ability to take advantage of cross-selling opportunities with our Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries.

•	our ability to successfully integrate RIA with our existing operations.
Like other participants in the money transfer industry, as a result of immigration developments, downturns in certain labor markets and/or other economic factors, growth rates in money transfers from the U.S. to Mexico have slowed. This slowing of growth began during the middle of 2006 and continues to impact money transfer revenues for transactions from the U.S. to Mexico. Despite recent improvement in this trend, we believe that it is too early to conclude on the impact, if any, to our results of operations.
Corporate Services, Eliminations and Other - In addition to operating in our principal business segments described above, our “Corporate Services, Elimination and Other” division includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to most stock option and restricted stock grants. These services are not directly identifiable with our business segments. The impact of share-based compensation is recorded as an expense of the Corporate Services division, with certain limited exceptions related to grants of restricted stock to key members of management that vest based on the achievement of performance criteria by our subsidiaries.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three- and six-month periods ended June 30, 2007 and 2006 are summarized in the tables below:

	Revenues for the Three				Revenues for the Six Months
	Months Ended June 30,		Year-over-Year Change		Ended June 30,		Year-over-Year Change
							Increase	Increase
			Increase	Increase			(Decrease)	(Decrease)
(in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
EFT Processing	$45,684	$39,618	$6,066	15%	$87,731	$75,627	$12,104	16%
Prepaid Processing	142,230	113,352	28,878	25%	269,811	223,717	46,094	21%
Money Transfer	49,219	833	48,386	5809%	50,008	1,429	48,579	3400%

Total	$237,133	$153,803	$83,330	54%	$407,550	$300,773	$106,777	36%

	Operating Income for
	the Three Months Ended				Operating Income for the Six Months
	June 30,		Year-over-Year Change		Ended June 30,		Year-over-Year Change
							Increase	Increase
			Increase	Increase			(Decrease)	(Decrease)
(in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
EFT Processing	$9,247	$8,895	$352	4%	$16,185	$16,689	$(504)	(3%)
Prepaid Processing	9,879	8,692	1,187	14%	19,550	18,260	1,290	7%
Money Transfer	1,380	(571)	1,951	n/m	513	(1,179)	1,692	n/m

Total	20,506	17,016	3,490	21%	36,248	33,770	2,478	7%

Corporate services	(4,557)	(4,768)	211	(4%)	(8,227)	(9,194)	967	(11%)

Total	$15,949	$12,248	$3,701	30%	$28,021	$24,576	$3,445	14%

n/m - not meaningful

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 for our EFT Processing Segment:

	Results for the Three				Results for the Six
	Months Ended June 30,				Months Ended June 30,		Year-over-Year Change
			Year-over-Year Change				Increase	Increase
			Increase	Increase			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$45,684	$39,618	$6,066	15%	$87,731	$75,627	$12,104	16%

Operating expenses:
Direct operating costs	17,768	13,991	3,777	27%	34,691	26,857	7,834	29%
Salaries and benefits	10,557	9,441	1,116	12%	19,811	17,679	2,132	12%
Selling, general and administrative	4,088	3,825	263	7%	8,952	7,544	1,408	19%
Depreciation and amortization	4,024	3,466	558	16%	8,092	6,858	1,234	18%

Total operating expenses	36,437	30,723	5,714	19%	71,546	58,938	12,608	21%

Operating income	$9,247	$8,895	$352	4%	$16,185	$16,689	$(504)	(3%)

Transactions processed (in millions)	146.9	113.6	33.3	29%	277.6	216.7	60.9	28%
ATMs as of June 30	9,858	7,866	1,992	25%	9,858	7,866	1,992	25%
Average ATMs	9,655	7,766	1,889	24%	9,348	7,580	1,768	23%
As discussed previously, effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the Software Solutions Segment on a combined basis. Previously reported amounts have been restated to reflect these changes.
Revenues
Our revenue for the first half of 2007 increased when compared to the first half of 2006 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed as well as the impact of foreign currency translations to the U.S. dollar. These increases were attributable primarily to our operations in Poland, India and Euronet Card Services Greece.
Partially offsetting these increases was a reduction in revenue associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received up-front payments, and agreed on gradually declining fee structures. As prescribed by U.S. GAAP, revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue that is less than contractual invoices and cash receipts in the early periods of the agreement and revenue that is greater than the contractual invoices and cash receipts in the later years of the agreement. As a result of the revenue recognition under these contracts, amounts invoiced under the contracts exceeded the amount of revenue that we recognized by about $1.2 million for the first half of 2007. We may decide to enter into similar arrangements with other EFT Processing Segment customers during 2007 and beyond.
Average monthly revenue per ATM was $1,577 for the second quarter and $1,564 for the first half of 2007 compared to $1,700 for the second quarter and $1,663 for the first half of 2006. Revenue per transaction was $0.31 for the second quarter and $0.32 for the first half of 2007 compared to $0.35 for both the second quarter and first half of 2006. The decrease in revenue per ATM and revenue per transaction was due to the addition of ATMs in India where revenue per ATM is generally lower than Central and Eastern Europe, the addition of Euronet-owned ATMs where related revenue has not yet developed to material levels and the impact of the contract extensions discussed above.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for the first half of 2007 compared to the first half of 2006 is attributed to the increase in the number of ATMs under operation, the number of transactions processed and foreign currency translations to the U.S. dollar.
Gross margin
Gross margin, which is calculated as revenue less direct operating costs, increased to $27.9 million for the second quarter and $53.0 million for the first half of 2007 from $25.6 million for the second quarter and $48.8 million for the first half of 2006. Gross margin as a percentage of revenue was 60% for the first half of 2007 compared to 64% for the first half of 2006. The decrease in gross margin as a percentage of revenue is due to the impact of accounting for certain contract renewals and other fluctuations in revenues discussed above, as well as the increased contributions of our subsidiary in India, which generally earns a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for the first half of 2007 compared to the first half of 2006 was due to staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs remained flat at 23% of revenue for the first half of both 2006 and 2007.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first half of 2007, compared to the first half of 2006, is primarily due to the $1.2 million loss recorded in the first quarter 2007 under a claim from a former cash supply contractor in Central Europe. The claim loss was awarded by an arbitration tribunal in Budapest, Hungary and involved the claim that the cash supply contractor provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. Excluding this loss, as a percentage of revenues, these costs decreased to 9% of revenue for the first half of 2007 from 10% of revenue for the first half of 2006.
Depreciation and amortization
The increase in depreciation and amortization expense for the first half of 2007 compared to the first half of 2006 is due primarily to additional equipment and software for the expansion of our Hungarian processing center incurred during 2006 and additional ATMs in Poland. As a percentage of revenue, these expenses remained flat at 9% of revenue for the first half of both 2006 and 2007.
Operating income
Operating income decreased slightly for the first half of 2007 compared to the first half of 2006, primarily due to the arbitration loss described under selling, general and administrative expenses above. Excluding the arbitration loss, the increase in operating income for the segment is generally the result of increased revenue and gross margin described above, combined with leveraging certain management cost structures. Excluding the arbitration loss, operating income as a percentage of revenue was 20% for the first half of 2007 compared to 22% for the first half of 2006 and $0.06 per transaction for the first half of 2007 compared to $0.08 per transaction for the first half of 2006. Average monthly operating income per ATM was $310 for the first half of 2007 compared to $367 for the first half of 2006. The decreases in operating income as a percentage of revenue, operating income per transaction and average monthly operating income per ATM were generally the result of the decreases in gross margin, revenue per ATM and revenue per transaction described above.
For the first half of 2007 and 2006, operating income includes $0.6 million and $0.7 million, respectively, in losses associated with expanding operations for the Company’s 75% owned joint venture in China. As of June 30, 2007, we have deployed and are providing all of the day-to-day outsourcing services for over 100 ATMs. Under current agreements, we expect that the total number of ATMs in China deployed and for which we will be providing day-to-day outsourcing services will increase to over 800 during the next 12 to 18 months. Operating income for the first half of 2007 also includes expenses of $0.2 million related to the development of the capabilities necessary to enter the cross-border merchant processing and acquiring business. We expect that our results for the full year 2007 will include expenses of approximately $1.5 million to $2.0 million related to the ongoing investment in developing these capabilities.
Software sales backlog
As of June 30, 2007, we had a software contract backlog of approximately $6.9 million compared to approximately $9.4 million as of June 30, 2006. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenue associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed within one year or that we will be able to recognize the related revenue within the one-year period.

PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 for our Prepaid Processing Segment:

	Results for the Three				Results for the Six Months
	Months Ended June 30,		Year-over-Year Change		Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$142,230	$113,352	$28,878	25%	$269,811	$223,717	$46,094	21%

Operating expenses:
Direct operating costs	116,248	91,290	24,958	27%	219,478	179,414	40,064	22%
Salaries and benefits	7,020	5,705	1,315	23%	13,405	11,550	1,855	16%
Selling, general and administrative	5,389	4,200	1,189	28%	9,966	7,710	2,256	29%
Depreciation and amortization	3,694	3,465	229	7%	7,412	6,783	629	9%

Total operating expenses	132,351	104,660	27,691	26%	250,261	205,457	44,804	22%

Operating income	$9,879	$8,692	$1,187	14%	$19,550	$18,260	$1,290	7%

Transactions processed (in millions)	160.2	107.7	52.5	49%	299.7	204.1	95.6	47%
Effective in the second quarter 2007, as a result of the acquisition of RIA, the Company established the Money Transfer Segment. The Company’s previous money transfer business was relatively insignificant and was reported and managed as part of the Company’s Prepaid Processing Segment. We have restated previously reported amounts to reflect the reclassification of the money transfer business from the Prepaid Processing Segment to Money Transfer Segment for all periods presented.
Revenues
The increase in revenues for the first half of 2007 compared to the first half of 2006 was generally attributable to: (i) the increase in total transactions processed across all of our Prepaid Processing Segment operations, (ii) the first quarter 2007 acquisitions of Omega Logic and Brodos Romania, and (iii) foreign currency translations to the U.S. dollar. Revenue growth was partially offset by reduced revenue in Spain resulting from the second quarter 2006 expiration of a preferential commission arrangement with a Spanish mobile operator. Additionally, in certain mature markets, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our revenue growth for 2007 and beyond to be derived from developing markets or markets in which there is organic growth in the prepaid sector overall, from continued conversion from scratch cards to electronic top-up in less mature markets, from additional products sold over the base of prepaid processing terminals and, possibly, from acquisitions.
Revenue per transaction decreased to $0.89 for the second quarter and $0.90 for the first half of 2007 from $1.05 for the second quarter and $1.10 for the first half of 2006 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Transaction volumes at ATX have increased by more than 200% for the first half of 2007 compared to the first half of 2006. The expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenue per transaction. Partially offsetting the decreases described above was the growth in both volumes and revenues in Australia and the U.S., which generally have higher revenue per transaction, but also pay higher commission rates to retailers, than our other Prepaid Processing subsidiaries.
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

Gross margin
Gross margin, which represents revenue less direct costs, was $26.0 million for the second quarter and $50.3 million for the first half of 2007 compared to $22.1 million for the second quarter and $44.3 million for the first half of 2006. Gross margin as a percentage of revenue was relatively flat at 19% for the first half of 2007 compared to 20% for the first half of 2006. Gross margin per transaction was $0.16 for the second quarter and $0.17 for the first half of 2007 compared to $0.20 for the second quarter and $0.22 for the first half of 2006. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary, the expiration of preferential commission arrangements in Spain discussed above and the general maturity of the prepaid mobile airtime business in many of our markets.
Salaries and benefits
The increase in salaries and benefits for the first half of 2007 compared to the first half of 2006 is primarily the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue, salaries and benefits have decreased slightly to 5.0% for the first half of 2007, from 5.2% for the first half of 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first half of 2007 compared to the first half of 2006 is the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue these selling, general and administrative expenses increased to 3.7% for the first half of 2007 compared to 3.4% of revenue for the first half of 2006 mainly due to additional expenses incurred in new and growing markets.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase for the first half of 2007 compared to the first half 2006 is primarily due to the acquisitions of Brodos Romania and Omega Logic. As a percentage of revenues, depreciation and amortization decreased to 2.7% for the first half of 2007 from 3.0% for first half of 2006.
Operating income
The improvement in operating income for the first half of 2007 compared to the first half of 2006 was due to the significant growth in revenues and transactions processed and the benefit of foreign currency translations to the U.S. dollar, partially offset by the impact of the events in Spain discussed above and the costs of development in new and growing markets.
Operating income as a percentage of revenues was 6.9% for the second quarter and 7.2% for the first half of 2007 compared to 7.7% for second quarter and 8.2% for the first half of 2006. The decreases are primarily due to the events in Spain and operating expenses incurred to support development in new and growing markets. Operating income per transaction was $0.06 for the second quarter and $0.07 for the first half of 2007 compared to $0.08 for the second quarter and $0.09 for the first half of 2006. The decrease in operating income per transaction is due to the events in Spain and the growth in revenues and transactions at our ATX subsidiary.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA, which is more fully described in Note 4 – Acquisitions, to the unaudited consolidated financial statements included in this report. To assist in better understanding the results of the Money Transfer Segment, pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2006. Because our results of operations for the three- and six-month periods ended June 30, 2006 were insignificant, and fluctuations when compared to the three- and six-month periods ended June 30, 2007 are nearly entirely due to the acquisition of RIA, the following discussion and analysis will focus on pro forma results of operations. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The following tables present the actual and pro forma results of operations for the three- and six-month periods ended June 30, 2007 and 2006 for the Money Transfer Segment:

	Actual
			Year-over-			Year-over-
	Results for the Three		Year	Results for the Six		Year
	Months Ended June 30,		Change	Months Ended June 30,		Change
			Increase			Increase
(dollar amounts in thousands)	2007	2006	Amount	2007	2006	Amount
Total revenues	$49,219	$833	$48,386	$50,008	$1,429	$48,579

Operating expenses:
Direct operating costs	26,395	480	25,915	26,906	843	26,063
Salaries and benefits	9,833	500	9,333	10,423	939	9,484
Selling, general and administrative	6,819	337	6,482	7,270	673	6,597
Depreciation and amortization	4,792	87	4,705	4,896	153	4,743

Total operating expenses	47,839	1,404	46,435	49,495	2,608	46,887

Operating income	$1,380	$(571)	$1,951	$513	$(1,179)	$1,692

Transactions processed (in millions)	3.8	0.1	3.7	3.9	0.1	3.8

	Pro Forma
	Results for the Three				Results for the Six Months
	Months Ended June 30,		Year-over-Year Change		Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$51,692	$47,173	$4,519	10%	$96,197	$87,728	$8,469	10%

Operating expenses:
Direct operating costs	27,633	25,349	2,284	9%	51,700	47,171	4,529	10%
Salaries and benefits	10,498	9,040	1,458	16%	20,751	17,802	2,949	17%
Selling, general and administrative	6,681	6,490	191	3%	13,272	12,968	304	2%
Depreciation and amortization	4,620	4,217	403	10%	8,926	8,366	560	7%

Total operating expenses	49,432	45,096	4,336	10%	94,649	86,307	8,342	10%

Operating income	$2,260	$2,077	$183	9%	$1,548	$1,421	$127	9%

Comparison of pro forma operating results
During the second quarter 2007, we combined our previous money transfer business with RIA and incurred total exit costs of $0.9 million. These costs represent the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during the second quarter 2007; the write-off of marketing materials and trademarks that have been discontinued; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. These exit costs are not included in pro forma operating expenses in the above table.
Revenues
Revenue from the Money Transfer Segment includes a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. On a historical basis 70-75% of our Money Transfer Segment revenue is derived from transaction fees, 24-26% is derived from the foreign currency spread and 2% or less is derived from other sources, such as fees for cashing checks, issuing money orders and processing bill payments. For the six-months ended June 30, 2007, 75% of our money transfers were initiated in the U.S., 21% in Europe and 4% in other countries, such as Canada, Australia and the Dominican Republic. For the six-months ended June 30, 2006, 83% of our money transfers were initiated in the U.S., 15% in Europe and 2% in other countries. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. sources.
The increase in pro forma revenues for the first half of 2007 compared to the first half of 2006 is due to a 13% increase in the number of transactions processed. Money transfers to Mexico, which represented approximately 40% of total money transfers, decreased by 1.5%, while transfers to all other countries increased 26% when compared to the prior year. The decline in transfers to Mexico was largely the result of immigration developments, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. However, we have seen recent improvement in this trend and June 2007 total money transfers to Mexico exceeded total money transfers to Mexico in June 2006.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. Direct operating costs generally increase or decrease by a similar percentage as revenues.
Gross margin
Pro forma gross margin, which represents revenue less direct costs, was $23.8 million for the second quarter and $44.5 million for the first half of 2007 compared to $21.8 million for the second quarter and $40.6 million for the first half of 2006. This improvement is primarily due to the growth in money transfer transactions discussed above. Pro forma gross margin as a percentage of revenue was 46% for the first half of both 2007 and 2006.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. Pro forma salaries and benefits expense for the first half of 2007 increased as compared to the first half of 2006 primarily due to overall Company growth. Pro forma salaries and benefits for 2006 also include costs associated with our previous money transfer business that generally have been eliminated from our cost structure for the second quarter 2007.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. Pro forma selling, general and administrative expenses for the first half of 2007 were relatively flat compared to the first half of 2006. However, the prior year pro forma results include costs associated with our previous money transfer business, which generally have been eliminated from our cost structure beginning in the second quarter 2007. Excluding the impact of these costs, the increase in pro forma selling, general and administrative expenses for the first half of 2007 compared to the first half of 2006 is due primarily to overall Company growth.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles, but also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in pro forma depreciation and amortization for the first half of 2007 compared to the first half of 2006 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion.

Operating income
The increase in pro forma operating income for the first half of 2007 compared to the first half of 2006 is the result of increased pro forma revenues discussed above.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2007 and 2006 for Corporate Services:

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Salaries and benefits	$3,379	$3,808	$(429)	(11%)	$6,079	$7,320	$(1,241)	(17%)
Selling, general and administrative	1,117	915	202	22%	2,027	1,786	241	13%
Depreciation and amortization	61	45	16	36%	121	88	33	38%

Total operating expenses	$4,557	$4,768	$(211)	(4%)	$8,227	$9,194	$(967)	(11%)

Corporate operating expenses
The decrease in salaries and benefits for the first half of 2007 compared to the first half of 2006 was due primarily to lower incentive accruals and the December 2006 resignation of our former President and Chief Operating Officer. The increase in selling, general and administrative expenses was mainly the result of higher professional fees and other expenses associated with acquisition analysis.
OTHER INCOME, NET

	Results for the Three				Results for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Interest income	$4,096	$3,387	$709	21%	$8,441	$6,109	$2,332	38%
Interest expense	(7,782)	(3,656)	4,126	113%	(11,363)	(7,253)	4,110	57%
Income from unconsolidated affiliates	636	187	449	240%	876	358	518	145%
Foreign currency exchange gain, net	1,308	2,772	(1,464)	n/m	1,741	4,330	(2,589)	n/m

Total other income (expense)	$(1,742)	$2,690	$(4,432)	n/m	$(305)	$3,544	$(3,849)	n/m

n/m — Not meaningful.
Interest income
Interest income was $8.4 million for the first half of 2007 compared to $6.1 million for the first half of 2006. The increase in interest income for the first half of 2007 was primarily due to cash generated from operations and the $154.3 million of net proceeds from the private equity placement that was completed during March 2007. We have also benefited from higher average interest rates during the first half of 2007 compared to the first half of 2006 due to a shift of investments from money market accounts to commercial paper and the general rise in short-term interest rates.
Interest expense
Interest expense was $11.4 million for the first half of 2007 compared to $7.3 million for the first half of 2006. The increase in interest expense is primarily related to an additional $190 million in borrowings to finance the acquisition of RIA and borrowings under the revolving credit facility to finance the working capital requirements of RIA, which comprises our new Money Transfer Segment. The RIA acquisition was completed on April 4, 2007.

Income from unconsolidated affiliates
Income from unconsolidated affiliates increased for the first half of 2007 compared to the first half of 2006 because we recognized a gain of $0.4 million from the sale of our 8% interest in CashNet Telecommunications Egypt SAE during the second quarter 2007. The remainder of income from unconsolidated affiliates represents the equity in income of our 40% investment in e-pay Malaysia.
Foreign currency exchange gain, net
The re-measurement of assets and liabilities denominated in currencies other than the functional currency of each of our subsidiaries gives rise to foreign currency exchange gains and losses that are recorded in determining net income. We recorded net foreign currency exchange gains of $1.7 million and $4.3 million during the first half of 2007 and 2006, respectively.
INCOME TAX EXPENSE

	Results for the Three		Results for the Six Months
	Months Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2007	2006	2007	2006
Income from continuing operations before income taxes and minority interest	$14,207	$14,938	$27,716	$28,120
Minority interest	(599)	(212)	(952)	(473)

Income from continuing operations before income taxes	13,608	14,726	26,764	27,647

Income tax expense	4,990	3,599	8,923	7,169

Income from continuing operations	$8,618	$11,127	$17,841	$20,478

Effective income tax rate	36.7%	24.4%	33.3%	25.9%

Income from continuing operations before income taxes	$13,608	$14,726	$26,764	$27,647
Adjust: Foreign exchange gain, net	1,308	2,772	1,741	4,330

Income from continuing operations before income taxes and foreign exchange gain, net	$12,300	$11,954	$25,023	$23,317

Effective income tax rate, excluding foreign exchange gain, net	40.6%	30.1%	35.7%	30.7%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interests. Our effective tax rate was 33.3% for the first half of 2007 compared to 25.9% for the first half of 2006.
We are in a net operating loss position for our U.S. operations and, accordingly have valuation allowances to reserve for deferred tax assets that are not considered more likely than not of realization. Therefore, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. Excluding foreign currency exchange translation results from pre-tax income, our effective tax rate was 35.7% for the first half of 2007 and 30.7% for the first half of 2006.
The increase in the year-over-year effective tax rates, excluding foreign currency gains and losses, was primarily attributable to the expiration of operating loss benefits in Poland and India, the increase in profitability in higher than average tax rate jurisdictions and the dilutive net effects on pre-tax income resulting from the RIA acquisition. The acquisition of RIA increased the effective tax rate for two reasons: (i) RIA is expected to generate net operating losses for U.S. tax purposes that are expected to require a valuation allowance; and (ii) RIA significantly expands our U.S. presence and the combined U.S. federal and state tax rates are higher than most tax rates in other jurisdictions where we operate.
During the second quarter 2007, we recognized $1.3 million of non-cash deferred income tax expense related to the deduction of goodwill amortization expense for U.S. income tax purposes, a substantial portion of which relates to the acquisition of RIA Envia. Goodwill arising from certain business combinations involving our U.S. operations is amortized as an expense for tax purposes over 15 years but not for financial reporting purposes. We recorded deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. The deferred tax liability will remain on the balance sheet indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale. Moreover, during the second quarter 2007, we reversed $2.7 million in valuation allowances on deferred tax assets related to U.S. federal and state net operating losses. We concluded that it is more likely than not that the net deferred tax asset will be realized because we would utilize tax-planning strategies in the event its net operating losses were to expire.
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

DISCONTINUED OPERATIONS
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at June 30, 2007 or December 31, 2006.
NET INCOME
We recorded net income of $18.2 million for the first half of 2007 compared to $20.5 million for the first half of 2006. As more fully discussed above, the decrease of $2.3 million was primarily the result of a decrease in the net foreign currency exchange gain of $2.6 million, an increase in net interest expense of $1.8 million, an increase in income tax expense of $1.7 million, and an increase in income attributable to minority interest of $0.5 million. These decreases were partially offset by an increase in operating income of $3.5 million, an increase in income from unconsolidated affiliates of $0.5 million and a gain from discontinued operations of $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2007, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $264.9 million, compared to working capital of $284.4 million as of December 31, 2006. Our ratio of current assets to current liabilities was 1.53 at June 30, 2007, compared to 1.70 as of December 31, 2006. The decrease in working capital and the reduction in the ratio of current assets to current liabilities were due primarily to the reduction in cash of approximately $168.3 million for the acquisition of RIA, mostly offset by the proceeds from the private equity offering that we completed during March 2007. As of June 30, 2007, the net proceeds from the offering remained unused and included in unrestricted cash.
Operating cash flow
Cash flows provided by operating activities were $1.0 million for the first half of 2007 compared to $15.6 million for the first half of 2006. This decrease was primarily due to the acquisition of RIA. The purchase price was reduced by $21.7 million for liabilities assumed in excess of an agreed upon amount, which decreased the cash paid to the sellers and increased the amount of cash we paid out of operating cash flows to settle these assumed liabilities. The decrease was also due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment and decreased net income when compared to the prior year. Partially offsetting these decreases was the increase in depreciation and amortization expense, which is a non-cash expense and added back to net income to reconcile to net cash provided by operating activities.
Investing activity cash flow
Cash flows used in investing activities were $353.8 million for the first half of 2007, compared to $14.0 million for the first half of 2006. Our investing activities for the first half of 2007 consisted of $314.3 million in cash paid related to acquisitions, primarily RIA. We placed $26 million in escrow in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). See further discussion under “other trends and uncertainties – Agreement to acquire La Nacional” below. We also incurred $14.4 million for purchases of property and equipment, software development and other investing activities. Our investing activities for the first half of 2006 include $2.3 million in cash paid for acquisitions and $11.7 million for purchases of property and equipment, software development and other investing activities totaling $2.8 million.
Financing activity cash flows
Cash flows from financing activities were $313.0 million during the first half of 2007 compared to $8.9 million during the first half of 2006. Our financing activities for the first half of 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $163.5 million. Partially offsetting these increases were net repayments on debt obligations of $35.4 million, dividends paid to minority interest stockholders of $1.6 million and debt issuance costs associated with our new syndicated credit facility of $3.8 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit agreements several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the second quarter, we had a total of $408.7 million in borrowings and $438.3 million in repayments under our revolving credit agreements. Our financing activities for the first half of 2006 consist primarily of proceeds from the exercise of stock options and employee share purchase of $11.7 million, partially offset by net repayments of short-term borrowings, payments on capital lease obligations and other financing activities totaling $2.8 million.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility – In connection with completing the acquisition of RIA discussed under “Opportunities and Challenges” above, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the outstanding balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.3 million have been deferred and are being amortized over the terms of the respective loans.
The $100 million five-year revolving credit facility replaced the previous existing revolving credit facility and bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as a result of our recent acquisitions. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
We may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $140 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). The Credit Facility contains three financial covenants that become more restrictive through September 30, 2008: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because of the change to these covenants over time, in order to remain in compliance with our debt covenants we will be required to increase our EBITDA, repay debt, or both. These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance.
As of June 30, 2007, we had borrowings of $189.5 million outstanding against the term loan and we had borrowings of $40.3 million and stand-by letters of credit of $4.4 million outstanding against the revolving credit facility. The remaining $55.3 million under the revolving credit facility ($80.3 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. Our weighted average interest rate under the revolving credit facility as of June 30, 2007 was 8.2%.
Short-term debt obligations – Short-term debt obligations consist primarily of the current portion of the term loan, credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of June 30, 2007, we had $7.0 million in short-term debt obligations, comprised of $5.1 million being used to fund short-term working capital requirements in the Czech Republic and Spain and $1.9 million for the 1% annual repayment under the term loan.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advances until the underlying account receivable is ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the consolidated balance sheet in each of trade accounts receivable and accrued expenses and other current liabilities. Amounts outstanding under these arrangements are generally $2 million or less.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt – We have $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from October 15, 2012 through April 14, 2013 and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
We also have $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from December 20, 2009 through June 14, 2010 and for each six-month period thereafter from

June 15 to December 14 or December 15 to June 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures.
Proceeds from issuance of shares and other capital contributions – We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of restricted stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During the first half of 2007, 213,790 stock options were exercised at an average exercise price of $15.82, resulting in proceeds to us of approximately $3.4 million.
Other uses of capital
Payment obligations related to acquisitions – As partial consideration for the acquisition of RIA, we granted the sellers of RIA 3,685,098 contingent value rights (“CVRs”) and 3,685,098 stock appreciation rights (“SARs”). The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at our option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Between the CVRs and SARs, the sellers are entitled to additional consideration of at least $20 million in Euronet Common Stock or cash. The SARS also provide potential additional value to the sellers for situations in which Euronet Common Stock appreciates beyond $32.56 per share prior to October 1, 2008, which is to be settled through the issuance of additional shares of Euronet Common Stock. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information we do not believe any additional payments will be required. The seller has disputed this conclusion and may seek arbitration as provided for in the purchase agreement. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
Leases – We lease ATMs and other property and equipment under capital lease arrangements and as of June 30, 2007 we owed $18.8 million under these arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for the first half of 2007 were $15.3 million, of which $1.7 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing Segment and office and data center computer equipment and software. Included in capital expenditures for office and data center equipment and software for the first half of 2007 is approximately $2.4 million in capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2007 are estimated to be approximately $30 million to $35 million, primarily for the purchase of ATMs to meet contractual requirements in Poland and India, to purchase and install ATMs in future key under-penetrated markets, the purchase of terminals for the prepaid processing and money transfer businesses and office and data center computer equipment and software. We expect up to approximately $10 million of the capital expenditures will be covered through capital leases in conjunction with ATM outsourcing agreements where we already have signed agreements with banks. The balance of these capital expenditures will be funded through cash generated from operations, together with cash on hand.
In the Prepaid Processing Segment, approximately 92,000 of the approximately 358,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

Litigation – During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that we owed approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after the Company terminated its business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was recorded as selling, general and administrative expenses of the Company’s EFT Processing Segment during the first quarter 2007 and paid in the second quarter 2007.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit agreements and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations.
Contingencies
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to telecommunications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by our Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. We plan to claim refunds for amounts paid during this period. Because of the complexity of the matter, the refund claim has not yet been quantified. No amounts have been recorded for any potential recovery in our Consolidated Financial Statements and no amounts will be recorded until such time as the refund is considered “realizable” as stipulated under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”
Other trends and uncertainties
Agreement to acquire La Nacional – During January 2007, we signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. and its U.S. based affiliates (“La Nacional”), subject to regulatory approvals and other customary closing conditions. In connection with this agreement, in January 2007, we deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
On February 6, 2007, two employees of La Nacional working in different La Nacional stores were arrested for allegedly violating federal money laundering laws and certain state statutes. On April 5, 2007, we gave notice to the stockholders of La Nacional of the termination of the stock purchase agreement and requested the release of the $26 million held in escrow under the terms of the stock purchase agreement. La Nacional is contesting our request for release of the escrowed funds. While pursuing all legal remedies available to us, we are also engaged in negotiations to determine whether the dispute can be resolved through revised terms for the acquisition. We cannot predict when this dispute will be resolved or what the resolution may be.
Cross border merchant processing and acquiring – We have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $2.4 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur operating expenses of approximately $1.5 million to $2.0 million in our EFT Processing Segment for 2007 related to the ongoing investment in developing these capabilities.
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

OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2007, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2007.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of June 30, 2007:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations, less current maturities, including interest	$688,255	$26,854	$192,063	$47,556	$421,782
Short-term debt obligations and current maturities of long-term debt obligations, including interest	7,554	7,554	—	—	—
Estimated contingent acquisition obligations	22,500	—	21,250	1,250	—
Obligations under capital leases	21,111	7,480	9,501	3,790	340
Obligations under operating leases	60,272	14,701	25,963	13,549	6,059
Vendor purchase obligations	9,479	6,211	2,807	461	—

Total	$809,171	$62,800	$251,584	$66,606	$428,181

For the purposes of the above table, our $140 million convertible debentures issued in December 2004 are considered due during 2009, and our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first years in which holders have the right to exercise their put option. Additionally, the above table only includes interest on these convertible debentures up to these dates.
Estimated contingent acquisition obligations as of June 30, 2007 include: 1) $20 million in cash and/or Euronet Common Stock to be provided to the sellers of RIA upon the assumed settlement of the CVRs and SARs during October 2008; and 2) additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2009 and 2010 in connection with the acquisition of Brodos, totaling up to $2.5 million. See Note 4 – Acquisitions to the unaudited consolidated financial statements included elsewhere in this report for a more complete description of these acquisitions.
Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, the purchase obligations listed above are estimated based on the current levels of such business activity.
Our total liability for uncertain tax positions under FIN 48 was $3.3 million as of June 30, 2007. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year. See Note 13 – Income Taxes to the unaudited consolidated financial statements for additional information.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A – Risk Factors of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the six-months ended June 30, 2007, 77% of our revenues were generated in non-U.S. dollar countries compared to 84% for the six-months ended June 30, 2006. The decrease in revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the second quarter 2007 acquisition of RIA, as well as increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
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
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2007, we had foreign currency forward contracts outstanding with a notional value of $35.5 million, primarily in euros that were not designated as hedges and mature in a weighted average of 17 days. The fair value of these forward contracts as of June 30, 2007 was an unrealized loss of approximately $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
Interest rate risk
In connection with completing the acquisition of RIA during the second quarter, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility, which accrue interest at variable rates. This revolving credit facility replaces our $50 million revolving credit facility. The credit facility may be expanded by up to an additional $150 million in term loan and up to an additional $25 million for the revolving line of credit, subject to satisfaction of certain conditions including pro forma debt covenant compliance. This facility substantially increases our interest rate risk.
As of June 30, 2007, our total outstanding debt was $568.8 million. Of this amount, approximately $315 million, or 55% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of June 30, 2007 the fair value of our fixed rate convertible debentures was $330.0 million, compared to a carrying value of $315 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3%. As of June 30, 2007, the unrealized loss on the interest rate swap agreements was less than $0.1 million. Interest expense, including amortization of deferred debt issuance costs, for our total $365.0 million in fixed rate debt totals approximately $13.7 million per year, or a weighted average interest rate of 3.8% annually. Additionally, approximately $18.8 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2007 and 2011.
The remaining $185.0 million, or 33% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.7 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less, therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
The discussion in Part I, Item 1. Financial Statements, Note 11 – Commitments, Litigation and Contingencies, regarding litigation is incorporated herein by reference.

Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
Prepayment in full of the obligations under the $290 million secured syndicated credit facility (the “Credit Facility”) may be required six months prior to any required repurchase date under our $140 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). Holders of the $140 million 1.625% debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Holders of the $175 million 3.50% debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company.
The Credit Facility contains three financial covenants that become more restrictive between now and September 30, 2008. The financial covenants that become more restrictive are: (1) total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because these covenant thresholds will become more restrictive through September 30, 2008, to remain in compliance with our debt covenants we will be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.
Increases in interest rates will adversely impact our results from operations.
We have entered into interest rate swap agreements covering the period from June 1, 2007 through May 29, 2009 for a notional amount of $50 million that effectively converts a portion of our $190 million variable rate term loan to a fixed interest rate of 7.3% per annum. For the remaining outstanding balance of the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results from operations.
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
We also collect, transfer and retain consumer data as part of our money transfer business. These activities are subject to certain consumer privacy laws and regulations in the U.S. and in other jurisdictions where our money transfer services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive consumer information. Breaches of our security policies or applicable legal requirements resulting in a compromise of consumer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide money transfer services and/or cause harm to our reputation.
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
Money Transfer Segment— Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include Western Union, MoneyGram, Global Payments and others, some of which are larger than we are and have greater resources than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.
Because we derive our revenue from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. Nonetheless, substantially all of our indebtedness is denominated in U.S. dollars, Euros and British pounds. While a significant amount of our cash outflows, including the acquisition of ATMs, executive salaries, certain long-term contracts and a significant portion of our debt obligations, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the dollar could have an adverse effect on our results.
Our Money Transfer Segment is subject to foreign currency exchange risks because our customers deposit funds in one currency at our retail and agent locations worldwide and we typically deliver funds denominated in a different, destination country currency. Although we use foreign currency forward contracts to mitigate a portion of this risk, we cannot eliminate all of the exposure to the impact of changes in foreign currency exchange rates for the period between collection and disbursement of the money transfers.
An additional 12.6 million shares of Common Stock, representing 26% of the shares outstanding as of June 30, 2007, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of June 30, 2007, we had an aggregate of 3.1 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.4 million options are vested and exercisable as of June 30, 2007. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Additionally, based on current trading prices for our Common Stock, we expect to issue approximately 0.7 million shares of our Common Stock to the sellers of RIA in settlement of the contingent value and stock appreciation rights.
Accordingly, based on current trading prices of our Common Stock, approximately 12.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.1 million total options and restricted stock awards outstanding, an aggregate of 1.6 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
The following table sets forth information with respect to shares of Company Common Stock purchased by us during the three months ended June 30, 2007 (all purchases occurred during May 2007).

			Total Number
			of Shares
	Total		Purchasedas	Maximum Number
	Number of	Ave rage	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet Be Purchased
	Purchased	Per Share	Plans or	Under the Plans or
Period	(1)	(2)	Programs	Programs
May 1 - May 31	1,343	$27.31	—	—

Total	1,343	$27.31	—	—

(1)	For the three months ended June 30, 2007, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated) 1,343 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants.

(2)	The price paid per share is the closing price of the shares on the vesting date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 17, 2007. A total of 35,869,611, or 81%, of the Company’s shares of Common Stock were present or represented by proxy at the meeting. The two proposals presented below were approved as follows:
Proposal 1. Election of Directors.
The three director nominees, information with respect to whom was set forth in the Proxy Statement, were elected. The vote with respect to the election of these directors was as follows:

Director	Voted in Favor	With held
Michael J. Brown	34,914,745	954,866
Andrew B. Schmitt	34,948,584	921,027
M . Jeannine Strandjord	35,700,452	169,159
Proposal 2. Ratification of the appointment of KPMG as Euronet’s auditors for the year ending December 31, 2007.
The appointment of KPMG as Euronet’s auditors for the year ending December 31, 2006 was ratified in accordance with the following vote:

For	Against	Abstain	Non-Vote
35,743,575	107,721	18,315	—

ITEM 6.	EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 6, 2007

By:	/s/ MICHAEL J. BROWN Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER Rick L. Weller
Chief Financial Officer

EXHIBITS

Exhibit Index
Exhibit	Description
2.1	First Amendment to Stock Purchase Agreement, dated April 2, 2007, by and among Euronet Payments & Remittance, Inc., Euronet W orldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

2.2	Second Amendment to Stock Purchase Agreement, dated April 4, 2007, by and am ong Euronet Payments & Remittance, Inc., Euronet W orldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.2 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

10.1(1)	Employment Agreement dated April 4, 2007 between Euronet W orldwide, Inc. and Juan C. Bianchi

10.2	Credit Agreement dated as of April 4, 2007 among Euronet W orldwide, Inc., and certain Subsidiaries and Affiliates, as borrowers, certain Subsidiaries and Afiliates, as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, California Bank & Trust, as Synidication Agent and Citibank, N.A., as Documentation Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.3	Euronet W orldwide Inc. 2006 Stock Incentive Plan (Amended and Restated) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.4	Employment Agreement dated June 19, 2007 between Euronet W orldwide, Inc. and Kevin J. Caponecchi (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007 and incorporated by reference herein)

12.1(1)	Computation of Ratio of Earnings to Fixed Charges

31.1(1)	Section 302 – Certification of Chief Executive Officer

31.2(1)	Section 302 – Certification of Chief Financial Officer

32.1(1)	Section 906 – Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed herewith.