Form 10-Q
period 2007-09-30
EURONET WORLDWIDE INC
filed 2007-11-09
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 31, 2007 was 48,711,295 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of September	As of
	30, 2007	December 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$251,435	$321,058
Restricted cash	107,538	80,703
Inventory — PINs and other	41,071	49,511
Trade accounts receivable, net of allowances for doubtful accounts of $6,023 at September 30, 2007 and $2,137 at December 31, 2006	312,075	212,631
Deferred income taxes, net	27,686	9,356
Prepaid expenses and other current assets	25,656	15,212

Total current assets	765,461	688,471
Property and equipment, net of accumulated depreciation of $116,359 at September 30, 2007 and $91,883 at December 31, 2006	76,864	55,174
Goodwill	756,173	297,134
Acquired intangible assets, net of accumulated amortization of $39,316 at September 30, 2007 and $23,073 at December 31, 2006	162,043	50,649
Deferred income taxes, net	19,718	19,004
Other assets, net of accumulated amortization of $13,431 at September 30, 2007 and $10,542 at December 31, 2006	24,644	19,208

Total assets	$1,804,903	$1,129,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$274,163	$269,212
Accrued expenses and other current liabilities	186,818	99,039
Current installments on capital lease obligations	5,514	6,592
Short-term debt obligations and current maturities of long-term debt obligations	5,498	4,378
Income taxes payable	20,415	9,463
Deferred income taxes	6,954	4,108
Deferred revenue	12,327	11,318

Total current liabilities	511,689	404,110
Debt obligations, net of current portion	501,633	349,073
Capital lease obligations, excluding current installments	12,260	13,409
Deferred income taxes	75,825	44,094
Other long-term liabilities	2,639	1,811
Minority interest	9,171	8,350

Total liabilities	1,113,217	820,847

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 48,823,598 and 37,647,782 issued at September 30, 2007 and December 31, 2006, respectively	972	749
Additional paid-in-capital	653,087	338,216
Treasury stock, at cost, 205,919 and 207,755 shares at September 30, 2007 and December 31, 2006, respectively	(387)	(196)
Subscriptions receivable	(39)	(170)
Accumulated deficit	(25,531)	(59,409)
Restricted reserve	953	780
Accumulated other comprehensive income	62,631	28,823

Total stockholders’ equity	691,686	308,793

Total liabilities and stockholders’ equity	$1,804,903	$1,129,640

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
EFT Processing Segment	$48,113	$40,539	$135,844	$116,166
Prepaid Processing Segment	144,631	120,240	414,442	343,957
Money Transfer Segment	53,573	874	103,581	2,303

Total revenues	246,317	161,653	653,867	462,426

Operating expenses:
Direct operating costs	165,079	112,488	446,154	319,602
Salaries and benefits	32,437	18,676	82,155	56,164
Selling, general and administrative	16,889	9,971	45,104	27,684
Depreciation and amortization	13,478	7,512	34,333	21,575

Total operating expenses	227,883	148,647	607,746	425,025

Operating income	18,434	13,006	46,121	37,401

Other income (expense):
Interest income	4,053	3,682	12,494	9,791
Interest expense	(7,474)	(3,802)	(18,837)	(11,055)
Income from unconsolidated affiliates	(9)	197	867	555
Loss on early retirement of debt	(411)	—	(411)	—
Foreign currency exchange gain, net	8,561	1,090	10,302	5,420

Other income, net	4,720	1,167	4,415	4,711

Income from continuing operations before income taxes and minority interest	23,154	14,173	50,536	42,112
Income tax expense	(6,634)	(3,599)	(15,451)	(10,712)
Minority interest	(599)	(243)	(1,551)	(716)

Income from continuing operations	15,921	10,331	33,534	30,684
Gain from discontinued operations, net	—	—	344	—

Net income	15,921	10,331	33,878	30,684
Translation adjustment	22,395	5,321	34,390	14,047
Unrealized loss on interest rate swaps	(553)	—	(582)	—

Comprehensive income	$37,763	$15,652	$67,686	$44,731

Earnings per share — basic:
Continuing operations	$0.33	$0.28	$0.76	$0.83
Discontinued operations	—	—	0.01	—

Total	$0.33	$0.28	$0.77	$0.83

Basic weighted average shares outstanding	48,523,643	37,230,518	44,222,453	36,938,652

Earnings per share — diluted:
Continuing operations	$0.31	$0.26	$0.72	$0.78
Discontinued operations	—	—	0.01	—

Total	$0.31	$0.26	$0.73	$0.78

Diluted weighted average shares outstanding	54,439,296	42,525,511	49,905,599	42,463,401

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Net income	$33,878	$30,684

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,333	21,575
Share-based compensation	6,138	5,832
Unrealized foreign exchange gain, net	(8,825)	(4,841)
Loss (gain) on disposal of property and equipment	37	(165)
Gain on discontinued operations	(344)	—
Deferred income tax benefit	524	(3,271)
Income assigned to minority interest	1,551	716
Income from unconsolidated affiliates	(867)	(555)
Amortization of debt obligations issuance expense	1,769	1,581

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(777)	2,916
Restricted cash	17,198	(8,997)
Inventory — PINs and other	12,177	(8,793)
Trade accounts receivable	(33,931)	10,945
Prepaid expenses and other current assets	(5,837)	3,318
Trade accounts payable	(26,454)	(10,741)
Deferred revenue	493	1,750
Accrued expenses and other current liabilities	28,529	9,336
Other, net	(285)	(670)

Net cash provided by operating activities	59,307	50,620

Cash flows from investing activities:
Acquisitions, net of cash acquired	(352,573)	(2,312)
Acquisition escrow	(26,000)	—
Proceeds from sale of property and equipment	127	732
Purchases of property and equipment	(21,781)	(15,586)
Purchases of other long-term assets	(3,420)	(3,106)
Other, net	596	—

Net cash used in investing activities	(403,051)	(20,272)

Cash flows from financing activities:
Proceeds from issuance of shares	165,389	12,456
Borrowings from short-term debt obligations and revolving credit agreements	639,119	12,523
Payments on short-term debt obligations and revolving credit agreements	(687,515)	(18,464)
Proceeds from long-term debt obligations	190,000	—
Repayment of long-term debt	(25,000)	—
Repayment of capital lease obligations	(7,603)	(4,639)
Debt issuance costs	(3,827)	—
Proceeds received from minority interest stockholders	188	—
Cash dividends paid to minority interest stockholders	(1,572)	—
Other, net	115	(196)

Net cash provided by financing activities	269,294	1,680

Effect of exchange differences on cash	4,827	3,406

Increase in cash and cash equivalents	(69,623)	35,434
Cash and cash equivalents at beginning of period	321,058	219,932

Cash and cash equivalents at end of period	$251,435	$255,366

Interest paid during the period	$15,102	$7,366
Income taxes paid during the period	13,428	8,862
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia. The Money Transfer Segment, comprised primarily of the Company’s subsidiary, RIA Envia, Inc. (“RIA”), and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes and provides services through a sending network of agents and Company-owned stores in the U.S., the Caribbean, Europe and Asia, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2006, including the notes thereto, set forth in the Company’s Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain amounts in prior years have been reclassified to conform to current period presentation.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007 the Company corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed in periods prior to December 31, 2006. The impact of this adjustment increased goodwill by $18.4 million, acquired intangible assets by $3.1 million, deferred income tax liabilities by $1.0 million and accumulated other comprehensive income by $21.4 million as of December 31, 2006. Additionally, the adjustment increased intangible amortization expense by $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2006, respectively, and increased comprehensive income by $3.0 million and $10.1 million for the three- and nine-month periods ended September 30, 2006, respectively. This correction did not impact the Company’s cash flows from operating, financing or investing activities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheet and consist of amounts owed by Euronet to money transfer recipients. As of September 30, 2007, the Company’s money transfer settlement obligations were $43.0 million.
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
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain, net in the unaudited consolidated statement of income and comprehensive income. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable, on the Company’s unaudited consolidated statement of income and comprehensive income is not significant.

Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s unaudited consolidated statement of cash flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 9, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
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
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. See Note 14, Income Taxes, for further discussion regarding the adoption of FIN 48.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2007	2006	2007	2006
Reconciliation of net income to earnings available to earnings available to common stockholders:
Net income	$15,921	$10,331	$33,878	$30,684
Add: interest expense of 1.625% convertible debentures	836	797	2,370	2,391

Earnings available to common stockholders	$16,757	$11,128	$36,248	$33,075

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	48,523,643	37,230,518	44,222,453	36,938,652
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	4,163,488	4,163,488	4,163,488
Weighted average shares issuable in connection with acquisition obligations (See Note 4 - Acquisitions)	714,644	—	467,672	48,685
Incremental shares from assumed conversion of stock options and restricted stock	1,037,521	1,131,505	1,051,986	1,312,576

Diluted weighted average shares outstanding	54,439,296	42,525,511	49,905,599	42,463,401

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For both the three- and nine-month periods ended September 30, 2007, the table does not include 567,093 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. For the three-month period ended September 30, 2006, the table does not include 592,400 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. For the nine-month period ended September 30, 2006, the table does not include 55,000 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three- and nine-month periods ended September 30, 2007 and 2006. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the three- and nine-month periods ended September 30, 2007 and 2006.
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
2007 Acquisitions:
Acquisition of RIA
In April 2007, the Company completed the acquisition of the common stock of RIA, which expanded the Company’s money transfer operations in the U.S. and internationally. The purchase price of $504.3 million was comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $108.9 million, 3,685,098 contingent value rights (“CVRs”) and stock appreciation rights (“SARs”) valued at a total of $32.1 million and transaction costs of approximately $5.0 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date, which remains preliminary while management completes its valuation of the fair value of the net assets acquired.

	Estimated
(dollar amounts in thousands)	Life
Current assets		$78,220
Property and equipment	various	10,854
Customer relationships	3 - 8 years	73,280
Trademarks and trade names	20 years	36,760
Software	5 years	1,610
Non-compete agreements	3 years	270
Other non-current assets		1,396
Goodwill	Indefinite	403,523

Assets acquired		605,913

Current liabilities		(85,190)
Non-current liabilities		(1,574)
Deferred income tax liability		(14,852)

Net assets acquired		$504,297

Pursuant to the terms of the Stock Purchase Agreement in the RIA acquisition (as amended, the “Stock Purchase Agreement”), $35.0 million in cash and 276,382 shares of Euronet Common Stock valued at $7.4 million are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement. These amounts have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the obligations will be met. The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at the Company’s option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Combined, the CVRs and SARs entitle the sellers to additional consideration of at least $20 million in Euronet Common Stock or cash. Management has initially estimated the total fair value of the CVRs and SARs at approximately $32.1 million using a Black Scholes pricing model. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
Additionally, in April 2007, the Company combined its previous money transfer business with RIA and incurred total exit costs of approximately $0.9 million during the second quarter 2007. These costs were recorded as operating expenses and represent the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during the second quarter 2007; the write off of marketing materials and trademarks that have been discontinued or will not be used; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. Additional costs incurred in association with exiting the Company’s previous money transfer business, if any, are not expected to be significant.
Other acquisitions:
During the nine-months ended September 30, 2007, the Company completed three other acquisitions described below for an aggregate purchase price of $26.5 million, comprised of $18.1 million in cash, 275,429 shares of Euronet Common Stock valued at $7.6 million and notes payable of $0.8 million. In connection with one of these acquisitions, the Company agreed to certain contingent consideration arrangements based on the value of Euronet Common Stock and the achievement of certain performance criteria. Upon the achievement of certain performance criteria, during 2009 and 2010, the Company may have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
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

As of September 30, 2007, 75,743 shares of Euronet Common Stock issued in connection with these acquisitions remains in escrow subject to the achievement of certain performance criteria. These shares have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the performance criteria will be met.
Agreement to acquire La Nacional
During January 2007, the Company signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. and its U.S. based affiliates (“La Nacional”), a money transfer company originating transactions through a network of sending agents and company-owned stores. See Note 12, Commitments, Litigation and Contingencies, for further disclosure regarding the agreement to acquire La Nacional.
2006 Acquisition:
In January 2006, the Company completed the acquisition of the assets of Essentis Limited (“Essentis”) for approximately $2.9 million, which was comprised of $0.9 million in cash and approximately $2.0 million in assumed liabilities. Essentis is a U.K. company that owns and develops software packages that enhance Euronet’s outsourcing and software offerings to banks. Essentis is reported with our software business in the Company’s EFT Processing Segment. There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
Pro Forma and Condensed Statements of Net Income:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the three-months ended September 30, 2006 and nine-months ended September 30, 2007 and 2006, as if the acquisition of RIA described above had occurred January 1, 2006. Adjustments were made to reflect the impact of events that are a direct result of the acquisition and are expected to have a continuing impact on the Company’s combined results of operations, including amortization of purchased intangible assets that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma
	Three Months Ended	Nine Months Ended September 30,
(in thousands, except per share data)	September 30, 2006	2007	2006
Revenues	$207,961	$700,056	$595,033
Operating income	$15,771	$47,156	$42,766
Net income	$6,578	$26,703	$17,004

Per share data:
Net income per share-basic	$0.16	$0.59	$0.41
Net income per share-diluted	$0.15	$0.56	$0.39
(5) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization, as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
(in thousands)	2007	2006
ATMs	$87,797	$75,568
POS terminals	29,688	25,473
Vehicles and office equipment	23,664	8,990
Computers and software	52,074	37,026

	193,223	147,057
Less accumulated depreciation and amortization	(116,359)	(91,883)

Total	$76,864	$55,174

(6) GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets and goodwill activity for the nine-month period ended September 30, 2007 is presented below:

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of December 31, 2006 (Adjusted — See Note 1)	$50,649	$297,134	$347,783
Increases (decreases):
Acquisition of RIA	111,920	403,523	515,443
Other 2007 acquisitions	8,366	21,553	29,919
Adjustment to 2006 acquisition	(116)	—	(116)
Amortization	(14,394)	—	(14,394)
Other (primarily changes in foreign currency exchange rates)	5,618	33,963	39,581

Balance as of September 30, 2007	$162,043	$756,173	$918,216

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2007, is expected to total $20.7 million for 2007, $24.9 million for 2008, $24.8 million for 2009, $24.5 million for 2010, $19.2 million for 2011 and $16.5 million for 2012.
The Company’s annual goodwill impairment test is performed during the fourth quarter. For the year ended December 31, 2006, the results of the Company’s goodwill impairment test indicated that there were no impairments. Determining the fair value of reporting units for the purpose of the goodwill impairment test requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(7) OTHER ASSETS
During the third quarter 2007, the Company recognized $0.3 million of equity losses related to e-pay Malaysia’s unsuccessful expansion efforts into Indonesia. The Company has a 40% minority investment in e-pay Malaysia.
During October 2007, e-pay Malaysia reported that it was ceasing operations in Indonesia. It is uncertain whether this business development will adversely impact the Company’s share of equity earnings in this minority investment. As of September 30, 2007, the Company’s investment in e-pay Malaysia was $2.6 million. Based on the performance of e-pay Malaysia’s core business, management of the Company does not believe that the amount recorded as investment in e-pay Malaysia is impaired.
(8) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2007 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at January 1, 2007	$34,073	$4,378	$20,001	$140,000	$175,000	$—	$373,452
Increases (decreases):
Net borrowings (repayments)	(10,762)	(1,045)	(5,051)	—	—	165,000	148,142
Capital lease interest	—	—	1,301	—	—	—	1,301
Foreign exchange gain (loss)	222	265	1,523	—	—	—	2,010

Balance at September 30, 2007	23,533	3,598	17,774	140,000	175,000	165,000	524,905

Less — current maturities	—	(3,598)	(5,514)	—	—	(1,900)	(11,012)

Long-term obligations at September 30, 2007	$23,533	$—	$12,260	$140,000	$175,000	$163,100	$513,893

In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”) that replaced an existing $50 million revolving credit facility. The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum principal amortization requirement, payable quarterly, with the remaining balance outstanding due at the end of year seven. The $100 million five-year revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 8.2% as of September 30, 2007.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance. The agreements for the credit facility contain certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. The leverage ratios step down on various dates through September 2008. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.
During the nine-months ended September 30, 2007, the Company repaid $25.0 million of the term loan, of which $1.0 million was scheduled repayments. The remaining $24.0 million represents prepayment of amounts not yet due and resulted in the Company recognizing a $0.4 million loss on early retirement of debt.
(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of September 30, 2007, the Company has recorded a liability of $0.6 million in the other long-term liabilities caption on the Company’s consolidated balance sheets to recognize the fair value of the swap agreements. The offset is recorded in accumulated other comprehensive income. The fair value of swap agreements is based on market quotes received from the agreement counterparties and represents the net amount the Company would have been required to pay to terminate the positions.
As of September 30, 2007, the Company had foreign currency forward contracts outstanding with a notional value of $41.0 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of six days.
(10) EQUITY PRIVATE PLACEMENT
During March 2007, the Company entered into a securities purchase agreement with certain accredited investors to issue and sell 6,374,528 shares of Common Stock in a private placement. The offering price for the shares was $25.00 per share and the gross proceeds of the offering were approximately $159.4 million. The net proceeds from the sale, after deducting commissions and expenses, were approximately $154.3 million.
(11) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Effective January 1, 2007, the Company began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, the Company began reporting the Money Transfer Segment. The Company’s former money transfer business was previously reported within the Prepaid Processing Segment. Previously reported amounts have been adjusted to reflect these changes, which did not impact the Company’s consolidated financial statements. As a result of these changes, the Company currently operates in the following three reportable operating segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in the U.S., Europe, Africa and Asia Pacific.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network.

In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2007 and 2006:

	For the Three Months Ended September 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$48,113	$144,631	$53,573	$—	$246,317

Operating expenses:
Direct operating costs	18,644	118,038	28,397	—	165,079
Salaries and benefits	10,616	7,081	10,784	3,956	32,437
Selling, general and administrative	3,981	4,879	6,777	1,252	16,889
Depreciation and amortization	4,641	4,230	4,205	402	13,478

Total operating expenses	37,882	134,228	50,163	5,610	227,883

Operating income (loss)	$10,231	$10,403	$3,410	$(5,610)	$18,434

	For the Three Months Ended September 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$40,539	$120,240	$874	$—	$161,653

Operating expenses:
Direct operating costs	14,674	97,294	520	—	112,488
Salaries and benefits	8,964	5,488	631	3,593	18,676
Selling, general and administrative	3,970	4,338	455	1,208	9,971
Depreciation and amortization	3,791	3,559	106	56	7,512

Total operating expenses	31,399	110,679	1,712	4,857	148,647

Operating income (loss)	$9,140	$9,561	$(838)	$(4,857)	$13,006

	For the Nine Months Ended September 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$135,844	$414,442	$103,581	$—	$653,867

Operating expenses:
Direct operating costs	53,335	337,516	55,303	—	446,154
Salaries and benefits	30,427	20,486	21,207	10,035	82,155
Selling, general and administrative	12,933	14,845	14,047	3,279	45,104
Depreciation and amortization	12,733	11,976	9,101	523	34,333

Total operating expenses	109,428	384,823	99,658	13,837	607,746

Operating income (loss)	$26,416	$29,619	$3,923	$(13,837)	$46,121

Total assets as of September 30, 2007	$182,735	$712,695	$682,197	$227,276	$1,804,903

	For the Nine Months Ended September 30, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$116,166	$343,957	$2,303	$—	$462,426

Operating expenses:
Direct operating costs	41,531	276,708	1,363	—	319,602
Salaries and benefits	26,643	17,038	1,570	10,913	56,164
Selling, general and administrative	11,513	12,048	1,128	2,995	27,684
Depreciation and amortization	10,649	10,523	259	144	21,575

Total operating expenses	90,336	316,317	4,320	14,052	425,025

Operating income (loss)	$25,830	$27,640	$(2,017)	$(14,052)	$37,401

Total assets as of December 31, 2006	$172,191	$694,437	$18,387	$244,625	$1,129,640

(12) COMMITMENTS, LITIGATION AND CONTINGENCIES
Future minimum lease payments
Future minimum lease payments under noncancelable operating leases (with remaining lease terms in excess of one year) as of September 30, 2007 are:

(in thousands)
Year ending December 31,
2007 (three months)	$4,666
2008	15,689
2009	15,210
2010	12,754
2011	7,420
thereafter	3,325

Total minimum lease payments	$59,064

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
In addition, from time to time, the Company is a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. The Company expenses legal costs in connection with loss contingencies when incurred.
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. The Company has claimed a refund for amounts paid during this period and has been informed by the IRS that the refund is currently being examined. Therefore, no benefit for any potential recovery has been recorded in the Consolidated Financial Statements, and no such amounts will be recorded until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
(13) GUARANTEES
As of September 30, 2007, the Company had $36.7 million of bank guarantees issued on its behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks and $35.5 million are supported by stand-by letters of credit issued against the Company’s revolving credit facility.
Euronet regularly grants guarantees of the obligations of its wholly-owned subsidiaries. As of September 30, 2007, the Company had granted guarantees in the following amounts:
•	Cash in various ATM networks — $24.6 million over the terms of the cash supply agreements.

•	Performance guarantees — $26.7 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions that supply cash to ATMs in the EFT Processing Segment, the Company is responsible for the loss of network cash that, generally, is not recorded on the Company’s consolidated balance sheet, because the cash remains the property of the financial institutions while in the ATMs. As of September 30, 2007, the balance of ATM network cash for which the Company was responsible was approximately $300 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with our vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of certain states.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2007 or December 31, 2006.
(14) INCOME TAXES
The Company’s effective tax rate, after consideration of minority interest, was 29.4% and 25.8% for the three-month periods ended September 30, 2007 and 2006, respectively, and was 31.5% and 25.9% for the nine-month periods ended September 30, 2007 and 2006, respectively. This increase in the 2007 effective tax rate relates to several factors. During the nine-months ended September 30, 2007, the Company recognized $3.7 million of non-cash deferred income tax expense related to the deduction of goodwill amortization expense for U.S. income tax purposes, a substantial portion of which relates to the Company’s acquisition of RIA. Additionally, during the second quarter 2007, the Company reversed $2.7 million in valuation allowances recorded against deferred tax assets related to U.S. Federal and state net operating losses; the Company concluded that it is more likely than not that the net deferred tax asset of $2.7 million will be realized because the Company would employ tax-planning strategies to utilize its net operating losses prior to expiration in the event they were to expire.
Since the Company is in a net operating loss position for its U.S. operations, valuation allowances have been recorded in instances where the Company determines that it is more likely than not that a tax benefit will not be realized. Accordingly, tax benefit or expense associated with foreign currency gains or losses incurred by the Company’s U.S. entities have historically been offset through an adjustment to the valuation allowance. During the quarter ended September 30, 2007, the Company’s U.S. operations recognized significant realized and unrealized foreign currency gains. The impact of these gains, as well as the above-mentioned reversal of $2.7 million of valuation allowances for tax-planning strategies, reduced the Company’s remaining valuation allowances related to its U.S. operations to $0.1 million. Consequently, should the Company’s U.S. operations generate pre-tax book income, including income from the recognition of additional foreign currency gains, the Company would be required to recognize tax expense on such income. For income tax purposes, however, the Company has approximately $114 million in net operating losses as of September 30, 2007 that will offset future taxable income and result in little or no cash taxes paid in the U.S. until the net operating losses have been fully utilized.
Other factors contributing to the increase in the effective tax rate include profits generated by RIA in jurisdictions having tax rates that are higher than the Company’s historical effective tax rate, and the recognition of significant deferred tax benefits from net operating losses in India and Poland during 2006.
As of January 1, 2007, the Company adopted the provisions of FIN 48 and has analyzed its filing positions in all federal, state and foreign jurisdictions. As a result of this analysis, the Company recognized less than $0.1 million in additional unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 included approximately $5.9 million of uncertain tax benefits and other items. Approximately $2.8 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $0.5 million as of January 1, 2007 and September 30, 2007. The following tax years remain open in the Company’s major jurisdictions as of January 1, 2007:

Poland	1999 through 2006
U.S. (Federal)	2000 through 2006
Spain	2002 through 2006
Australia	2003 through 2006
U.K.	2004 through 2006
Germany	2004 through 2006
As of September 30, 2007, the Company’s open tax years in Spain are 2003 through 2006. The application of FIN 48 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company’s estimated effective tax rate and the value of deferred tax assets, such as those related to the Company’s net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results. During the nine-months ended September 30, 2007, the Company’s unrecognized tax benefits increased by $0.7 million and the amount that would impact the Company’s provision for income taxes, if recognized, increased by $0.5 million.
(15) GAIN FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the first quarter 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at September 30, 2007 or December 31, 2006.
(16) RELATED PARTY TRANSACTIONS
The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet’s Chief Executive Officer and Chairman of the Board of Directors, and Mr. Daniel R. Henry, a member of Euronet’s Board of Directors. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. During the nine-months ended September 30, 2007, Euronet incurred less than $0.1 million in expenses for the use of this airplane. Euronet did not incur any expense for the use of this plane during the nine-months ended September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic transaction processor, offering automated teller machine (“ATM”) and Point of Sale (“POS”) outsourcing services, integrated electronic financial transaction (“EFT”) software, network gateways and electronic prepaid top-up services to financial institutions, mobile operators and retailers and electronic consumer money transfer and bill payment services. The EFT Processing Segment provides end to end solutions relating to operations of ATMs and POS networks, and debit and credit card processing in Europe, the Middle East, and Asia. We are one of the largest providers of prepaid mobile airtime processing. Based on revenues and volumes, the current year acquisition of RIA Envia, Inc. (“RIA”) also makes us the third-largest global money transfer company.
Effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, we commenced reporting of the Money Transfer Segment. Previously reported amounts have been adjusted to reflect these changes, which did not impact our consolidated financial statements. As a result of these changes, we operate in the following three principal business segments.
•	An EFT Processing Segment, which processes transactions for a network of 10,516 ATMs and more than 48,000 POS terminals across Europe, Asia and Africa. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 370,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa and Asia Pacific.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network.
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
EFT Processing Segment – Revenue in the EFT Processing Segment, which represented approximately 21% of total consolidated revenue for the nine-months ended September 30, 2007, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.
Prepaid Processing Segment – Revenue in the Prepaid Processing Segment, which represented approximately 63% of total consolidated revenue for the nine-months ended September 30, 2007, is primarily derived from commissions and processing fees received from mobile and other telecommunication operators, or from distributors of prepaid wireless products for the distribution and/or processing of prepaid mobile airtime. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment – Revenue in the Money Transfer Segment, which represents approximately 16% of total consolidated revenue for the nine-months ended September 30, 2007, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America, the Caribbean,

Europe and Asia-Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment - The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
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
Prepaid Processing Segment – The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations;

•	the availability of financing for further expansion; and

•	our ability to successfully integrate newly acquired operations with our existing operations.
During the first quarter 2007, we completed the acquisitions of the stock of Omega Logic, Ltd. (“Omega Logic”) and Brodos SRL in Romania (“Brodos Romania”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. that enhanced our Prepaid Processing Segment business in the U.K. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania.
Money Transfer Segment – We completed the acquisition of RIA in April 2007, which expanded our money transfer and bill payment services business and makes Euronet the third-largest global money transfer company based upon revenues and volumes. RIA processes approximately $4.5 billion in money transfers annually, originates transactions through a network of approximately 11,000 sending agents, including Company-owned stores, located throughout 13 countries in North America, the Caribbean, Europe and Asia-Pacific.

RIA disburses money transfers through a payer network of over 56,000 locations in over 100 countries. The Money Transfer Segment provides us with additional expansion opportunities.
The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as the immigration developments occurring in the U.S. during 2006 and 2007;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to develop products or services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries; and

•	our ability to successfully integrate RIA with our existing operations.
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
Corporate Services, Eliminations and Other - In addition to operating in our principal business segments described above, our “Corporate Services, Elimination and Other” division includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to most stock option and restricted stock grants. These services are not directly identifiable with our business segments. The impact of share-based compensation is recorded as an expense of the Corporate Services division.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three- and nine-month periods ended September 30, 2007 and 2006 are summarized in the tables below:

	Revenues for the Three
	Months Ended				Revenues for the Nine Months
	September 30,		Year-over-Year Change		Ended September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
EFT Processing	$48,113	$40,539	$7,574	19%	$135,844	$116,166	$19,678	17%
Prepaid Processing	144,631	120,240	24,391	20%	414,442	343,957	70,485	20%
Money Transfer	53,573	874	52,699	6030%	103,581	2,303	101,278	4398%

Total	$246,317	$161,653	$84,664	52%	$653,867	$462,426	$191,441	41%

	Operating Income for the				Operating Income for the
	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
EFT Processing	$10,231	$9,140	$1,091	12%	$26,416	$25,830	$586	2%
Prepaid Processing	10,403	9,561	842	9%	29,619	27,640	1,979	7%
Money Transfer	3,410	(838)	4,248	n/m	3,923	(2,017)	5,940	n/m

Total	24,044	17,863	6,181	35%	59,958	51,453	8,505	17%

Corporate services	(5,610)	(4,857)	(753)	16%	(13,837)	(14,052)	215	(2%)

Total	$18,434	$13,006	$5,428	42%	$46,121	$37,401	$8,720	23%

n/m — not meaningful
Amounts shown above for the three- and nine-month periods ended September 30, 2006 have been adjusted for the impact of the correction for an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets. See Note 1 — General to the unaudited consolidated financial statements for further discussion.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 for our EFT Processing Segment:

	Results for the Three				Results for the Nine
	Months Ended September 30,		Year-over-Year Change		Months Ended September 30,		Year-over-Year Change
							Increase	Increase
			Increase	Increase			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$48,113	$40,539	$7,574	19%	$135,844	$116,166	$19,678	17%

Operating expenses:
Direct operating costs	18,644	14,674	3,970	27%	53,335	41,531	11,804	28%
Salaries and benefits	10,616	8,964	1,652	18%	30,427	26,643	3,784	14%
Selling, general and administrative	3,981	3,970	11	0%	12,933	11,513	1,420	12%
Depreciation and amortization	4,641	3,791	850	22%	12,733	10,649	2,084	20%

Total operating expenses	37,882	31,399	6,483	21%	109,428	90,336	19,092	21%

Operating income	$10,231	$9,140	$1,091	12%	$26,416	$25,830	$586	2%

Transactions processed (in millions)	156.4	119.1	37.3	31%	434.0	335.9	98.1	29%
ATMs as of September 30	10,516	8,491	2,025	24%	10,516	8,491	2,025	24%
Average ATMs	10,296	8,351	1,945	23%	9,664	7,837	1,827	23%
As discussed previously, effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Previously reported amounts have been adjusted to reflect these changes.
Revenues
Our revenues for the nine-months ended September 30, 2007 increased when compared to the nine-months ended September 30, 2006 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed as well as the impact of foreign currency translations to the U.S. dollar. These increases were attributable to most of our operations, but primarily our operations in Poland, India and Greece and our software operations.
Partially offsetting these increases was a reduction in revenues associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received up-front payments, and agreed on gradually declining fee structures. As prescribed by U.S. GAAP, revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue that is less than contractual invoices and cash receipts in the early periods of the agreement and revenue that is greater than the contractual invoices and cash receipts in the later years of the agreement. As a result of the revenue recognition under these contracts, amounts invoiced under the contracts exceeded the amount of revenue that we recognized by about $1.8 million for the nine-months ended September 30, 2007. We may decide to enter into similar arrangements with other EFT Processing Segment customers.
Average monthly revenues per ATM was $1,558 for the third quarter 2007 and $1,562 for the nine-months ended September 30, 2007 compared to $1,618 for the third quarter 2006 and $1,647 for the nine-months ended September 30, 2006. Revenues per transaction was $0.31 for both the third quarter 2007 and nine-months ended September 30, 2007 compared to $0.34 for the third quarter 2006 and $0.35 for the nine-months ended September 30, 2006. The decrease in revenues per ATM and revenues per transaction was due to the addition of ATMs where related revenue has not yet developed to mature levels, the impact of the contract extensions discussed above and the addition of ATMs in India where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the cost of facilities for our processing centers and other processing center related expenses. The increase in direct operating cost for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is attributed to the increase in the number of ATMs under operation, the number of transactions processed and foreign currency translations to the U.S. dollar.
Gross margin
Gross margin, which is calculated as revenues less direct operating costs, increased to $29.5 million for the third quarter 2007 and $82.5 million for the nine-months ended September 30, 2007 from $25.9 million for the third quarter 2006 and $74.6 million for the nine-months ended September 30, 2006. Gross margin as a percentage of revenues was 61% for the nine-months ended September 30, 2007 compared to 64% for the nine-months ended September 30, 2006. The decrease in gross margin as a percentage of revenues is due to the impact of accounting for certain contract renewals and other fluctuations in revenues discussed above, as well as the increased contributions of our subsidiary in India, which has historically earned a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 was due to staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs remained relatively flat at 22% of revenues for the nine-months ended September 30, 2007 compared to 23% for the nine-months ended September 30, 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for the nine-months ended September 30, 2007, compared to the nine-months ended September 30, 2006, is primarily due to the $1.2 million loss recorded in the first quarter 2007 under an arbitral award granted by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. The cash supply contractor claimed it provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. Excluding this loss, as a percentage of revenues, these costs decreased slightly to 9% of revenues for the nine-months ended September 30, 2007 from 10% of revenues for the nine-months ended September 30, 2006.
Depreciation and amortization
The increase in depreciation and amortization expense for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is due primarily to additional equipment and software for the expansion of our Hungarian processing center incurred during 2006, additional ATMs in Poland and India and additional software amortization recorded by our Essentis software product. As a percentage of revenue, these expenses remained flat at 9% of revenues for both the nine-months ended September 30, 2007 and 2006.
Operating income
Operating income increased slightly for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. This increase includes the arbitration loss described under selling, general and administrative expenses above. Excluding the arbitration loss: the increase in operating income for the segment is generally the result of increased revenues and gross margin described above, combined with leveraging certain management cost structures; and operating income as a percentage of revenues was 20% for the nine-months ended September 30, 2007 compared to 22% for the nine-months ended September 30, 2006 and $0.06 per transaction for the nine-months ended September 30, 2007 compared to $0.08 per transaction for the nine-months ended September 30, 2006. Also excluding the arbitration loss, average monthly operating income per ATM was $318 for the nine-months ended September 30, 2007 compared to $366 for the nine-months ended September 30, 2006. The decreases in operating income as a percentage of revenue, operating income per transaction and average monthly operating income per ATM were generally the result of the decreases in gross margin, revenues per ATM and revenues per transaction described above.
For the nine-months ended September 30, 2007 and 2006, operating income includes $0.9 million and $1.0 million, respectively, in losses associated with expanding operations for the Company’s 75% owned joint venture in China. As of September 30, 2007, we have deployed and are providing all of the day-to-day outsourcing services for over 100 ATMs. Under current agreements, we expect that the total number of ATMs in China deployed and for which we will be providing day-to-day outsourcing services will increase to over 800 during the next 12 to 18 months.

Software sales backlog
As of September 30, 2007, we had a software contract backlog of approximately $7.0 million compared to approximately $10.3 million as of September 30, 2006. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenues associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed or that we will be able to recognize the related revenue within the next year.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 for our Prepaid Processing Segment:

	Results for the Three				Results for the Nine
	Months Ended September				Months Ended September
	30,		Year-over-Year Change		30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$144,631	$120,240	$24,391	20%	$414,442	$343,957	$70,485	20%

Operating expenses:
Direct operating costs	118,038	97,294	20,744	21%	337,516	276,708	60,808	22%
Salaries and benefits	7,081	5,488	1,593	29%	20,486	17,038	3,448	20%
Selling, general and administrative	4,879	4,338	541	12%	14,845	12,048	2,797	23%
Depreciation and amortization	4,230	3,559	671	19%	11,976	10,523	1,453	14%

Total operating expenses	134,228	110,679	23,549	21%	384,823	316,317	68,506	22%

Operating income	$10,403	$9,561	$842	9%	$29,619	$27,640	$1,979	7%

Transactions processed (in millions)	162.4	121.7	40.7	33%	462.1	325.8	136.3	42%
Effective in the second quarter 2007, as a result of the acquisition of RIA, the Company established the Money Transfer Segment. The Company’s previous money transfer business was relatively insignificant and was reported and managed as part of the Company’s Prepaid Processing Segment. We have adjusted previously reported amounts to reflect the reclassification of the money transfer business from the Prepaid Processing Segment to Money Transfer Segment for all periods presented.
Revenues
The increase in revenues for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 was generally attributable to: (i) the increase in total transactions processed across all of our Prepaid Processing Segment operations, (ii) the first quarter 2007 acquisitions of Omega Logic and Brodos Romania, and (iii) foreign currency translations to the U.S. dollar. The acquisitions of Omega Logic and Brodos Romania contributed revenues of $13.6 million for the third quarter 2007 and $32.3 million for the nine-months ended September 30, 2007. Revenue growth was partially offset by reduced revenues in Spain resulting from the second quarter 2006 expiration of a preferential commission arrangement with a Spanish mobile operator. Additionally, in certain more mature markets, such as the U.K., Australia, New Zealand and Spain, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) developing markets or markets in which there is organic growth in the prepaid sector overall, (ii) from continued conversion from scratch cards to electronic top-up in less mature markets, (iii) from additional products sold over the base of prepaid processing terminals, and (iv) possibly, from acquisitions.
Revenues per transaction decreased to $0.89 for the third quarter 2007 and $0.90 for the nine-months ended September 30, 2007 from $0.99 for the third quarter 2006 and $1.06 for the nine-months ended September 30, 2006 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which is 51% Euronet-owned. In accordance with U.S. GAAP, ATX is consolidated and the amounts in our financial statements and in the table above reflect 100% of ATX. Results attributable to the 49% minority owner are reflected in the minority interest line of our consolidated statements of income and comprehensive income. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions but with very low cost. Transaction volumes at ATX have increased by approximately 140% for the nine-months ended September 30, 2007 compared to the same period in 2006. The expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenues per transaction. Partially offsetting the decreases described above was the growth in both volumes and revenues in Australia and the U.S., which generally have higher revenues per transaction, but also pay higher commission rates to retailers, than our other Prepaid Processing subsidiaries.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed and foreign currency translations to the U.S. dollar compared to the prior year.
Gross margin
Gross margin, which represents revenues less direct costs, was $26.6 million for the third quarter 2007 and $76.9 million for the nine-months ended September 30, 2007 compared to $22.9 million for the third quarter 2006 and $67.2 million for the nine-months ended September 30, 2006. Gross margin as a percentage of revenues was relatively flat at 19% for the nine-months ended September 30, 2007 compared to 20% for the nine-months ended September 30, 2006. Gross margin per transaction was $0.16 for the third quarter 2007 and $0.17 for the nine-months ended September 30, 2007 compared to $0.19 for the third quarter 2006 and $0.21 for the nine-months ended September 30, 2006. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary, the expiration of preferential commission arrangements in Spain discussed above and the general maturity of the prepaid mobile airtime business in many of our markets.
Salaries and benefits
The increase in salaries and benefits for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is primarily the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue, salaries and benefits have decreased slightly to 4.9% for the nine-months ended September 30, 2007, from 5.0% for the same period in 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenues these selling, general and administrative expenses increased slightly to 3.6% for the nine-months ended September 30, 2007 from 3.5% for the nine-months ended September 30, 2006.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase in depreciation and amortization for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 was primarily due to the acquisitions of Brodos Romania and Omega Logic. As a percentage of revenues, depreciation and amortization decreased slightly to 2.9% for the nine-months ended September 30, 2007 from 3.1% for the nine-months ended September 30, 2006.
Operating income
The improvement in operating income for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 was due to the significant growth in revenues and transactions processed and the benefit of foreign currency translations to the U.S. dollar, partially offset by the impact of the events in Spain discussed above and the costs of development in new and growing markets.
Operating income as a percentage of revenues was 7.2% for the third quarter 2007 and 7.1% for the nine-months ended September 30, 2007 compared to 8.0% for both the third quarter 2006 and the nine-months ended September 30, 2006. The decreases are primarily due the events in Spain and operating expenses incurred to support development in new and growing markets. Operating income per transaction was $0.06 for both the third quarter 2007 and nine- months ended September 30, 2007 compared to $0.08 for both the third quarter 2006 and nine-months ended September 30, 2006. The decrease in operating income per transaction is due to the events in Spain and the growth in revenues and transactions at our ATX subsidiary, partially offset by the benefit of foreign currency translations to the U.S. dollar.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA, which is more fully described in Note 4 — Acquisitions, to the unaudited consolidated financial statements included in this report. To assist in better understanding the results of the Money Transfer Segment, pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2006. Because our results of operations for the three- and nine-month periods ended September 30, 2006 were insignificant, and fluctuations when compared to the three- and nine-month periods ended September 30, 2007 are nearly entirely due to the acquisition of RIA, the following discussion and analysis will focus on pro forma results of operations. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The following tables present the actual and pro forma results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 for the Money Transfer Segment:

	As Reported
	Results for the Three		Year-over-	Results for the Nine		Year-over-
	Months Ended September 30,		Year Change	Months Ended September 30,		Year Change
			Increase			Increase
(dollar amounts in thousands)	2007	2006	Amount	2007	2006	Amount
Total revenues	$53,573	$874	$52,699	$103,581	$2,303	$101,278

Operating expenses:
Direct operating costs	28,397	520	27,877	55,303	1,363	53,940
Salaries and benefits	10,784	631	10,153	21,207	1,570	19,637
Selling, general and administrative	6,777	455	6,322	14,047	1,128	12,919
Depreciation and amortization	4,205	106	4,099	9,101	259	8,842

Total operating expenses	50,163	1,712	48,451	99,658	4,320	95,338

Operating income (loss)	$3,410	$(838)	$4,248	$3,923	$(2,017)	$5,940

Transactions processed (in millions)	4.0	0.1	3.9	7.9	0.2	7.7

	Pro Forma
	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Total revenues	$53,573	$47,182	$6,391	14%	$149,770	$134,910	$14,860	11%

Operating expenses:
Direct operating costs	28,397	24,889	3,508	14%	80,097	72,060	8,037	11%
Salaries and benefits	10,784	9,202	1,582	17%	31,535	27,004	4,531	17%
Selling, general and administrative	6,777	6,528	249	4%	20,049	19,496	553	3%
Depreciation and amortization	4,205	4,311	(106)	(2%)	13,131	12,677	454	4%

Total operating expenses	50,163	44,930	5,233	12%	144,812	131,237	13,575	10%

Operating income	$3,410	$2,252	$1,158	51%	$4,958	$3,673	$1,285	35%

Comparison of pro forma operating results
During the second quarter 2007, we combined our previous money transfer business with RIA and incurred total exit costs of $0.9 million. These costs represented the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during the second quarter 2007; the write off of marketing materials and trademarks that have been discontinued or will not be used; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. These exit costs are not included in pro-forma operating expenses in the above table.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. On a historical basis, about 75% of our Money Transfer Segment revenues are derived from transaction fees, about 25% is derived from the foreign currency spread and other small amounts of revenue are derived from sources such as fees for cashing checks, issuing money orders and processing bill payments. For the nine-months ended September 30, 2007, 74% of our money transfers were initiated in the U.S., 22% in Europe and 4% in other countries, such as Canada, Australia and the Dominican Republic. For the nine-months ended September 30, 2006, 80% of our money transfers were initiated in the U.S., 15% in Europe and 5% in other countries. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. sources.
The increase in pro forma revenues for 2007 compared to 2006 is due to an increase in the number of transactions processed of 15% for the third quarter 2007 compared to the third quarter 2006 and an increase of 11% for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. On a year-to-date basis, money transfers to Mexico, which represented approximately 40% of total money transfers, decreased by 1.6%, while transfers to all other countries increased 22% when compared to the prior year. The decline in transfers to Mexico was largely the result of immigration developments, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. During the third quarter 2007, however, total money transfers to Mexico slightly exceeded total money transfers to Mexico during the third quarter 2006.
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
Gross margin
Pro forma gross margin, which represents revenues less direct costs, was $25.2 million for the third quarter 2007 and $69.7 million for the nine-months ended September 30, 2007 compared to $22.3 million for the third quarter 2006 and $62.9 million for the nine-months ended September 30, 2006. This improvement is primarily due to the growth in money transfer transactions discussed above. Pro forma gross margin as a percentage of revenues was 47% for both the nine-months ended September 30, 2007 and 2006.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. Pro forma salaries and benefits expense for the nine-months ended September 30, 2007 increased as compared to the nine-months ended September 30, 2006 primarily due to overall Company growth. Pro forma salaries and benefits for 2006 also include costs associated with our previous money transfer business that generally have been eliminated from our cost structure beginning in the second quarter 2007.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. Pro forma selling, general and administrative expenses for the nine-months ended September 30, 2007 were relatively flat compared to the nine-months ended September 30, 2006. However, the prior year pro forma results include costs associated with our previous money transfer business, which generally have been eliminated from our cost structure beginning in the second quarter 2007. Excluding the impact of these costs, the increase in pro forma selling, general and administrative expenses for 2007 compared to 2006 is due primarily to overall Company growth.

Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in pro forma depreciation and amortization for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion.
Operating income
The increase in pro forma operating income for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is the result of increased pro forma revenues, without commensurate increases in pro forma operating expenses, as discussed in more detail in the sections above.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2007 and 2006 for Corporate Services:

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
							Increase	Increase
			Increase	Increase			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Salaries and benefits	$3,956	$3,593	$363	10%	$10,035	$10,913	$(878)	(8%)
Selling, general and administrative	1,252	1,208	44	4%	3,279	2,995	284	9%
Depreciation and amortization	402	56	346	618%	523	144	379	263%

Total operating expenses	$5,610	$4,857	$753	16%	$13,837	$14,052	$(215)	(2%)

Corporate operating expenses
The decrease in salaries and benefits compensation for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 was due primarily to lower incentive compensation accruals and the December 2006 resignation of our former President and Chief Operating Officer. The increase in selling, general and administrative expenses was mainly the result of higher professional fees and other expenses associated with acquisitions that were not completed. The increase in corporate depreciation and amortization is the result of amortization associated with the purchase of a Company-wide three-year Microsoft license.
OTHER INCOME, NET

	Results for the Three				Results for the Nine
	Months Ended				Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Interest income	$4,053	$3,682	$371	10%	$12,494	$9,791	$2,703	28%
Interest expense	(7,474)	(3,802)	3,672	97%	(18,837)	(11,055)	7,782	70%
Income from unconsolidated affiliates	(9)	197	(206)	(105%)	867	555	312	56%
Loss on early retirement of debt	(411)	—	(411)	n/m	(411)	—	(411)	n/m
Foreign currency exchange gain, net	8,561	1,090	7,471	685%	10,302	5,420	4,882	90%

Total other income (expense)	$4,720	$1,167	$3,553	304%	$4,415	$4,711	$(296)	(6%	)

n/m — Not meaningful.

Interest income
Interest income was $12.5 million for the nine-months ended September 30, 2007 compared to $9.8 million for the nine-months ended September 30, 2006. The increase in interest income for 2007 was primarily due to the $154.3 million of net proceeds from the private equity placement that was completed during March 2007 and cash generated from operations. We have also benefited from higher average interest rates during 2007 compared to 2006 due to the general rise in short-term interest rates as well as a shift of a portion of our investments from money market accounts to commercial paper.
Interest expense
Interest expense was $18.8 million for the nine-months ended September 30, 2007 compared to $11.1 million for the nine-months ended September 30, 2006. The increase in interest expense is primarily related to the additional borrowings to finance the acquisition of RIA and borrowings under the revolving credit facility to finance the working capital requirements of RIA, which comprises our new Money Transfer Segment. The RIA acquisition was completed on April 4, 2007.
Income from unconsolidated affiliates
Income from unconsolidated affiliates increased for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 because we recognized a gain of $0.4 million from the sale of our 8% ownership interest in CashNet Telecommunications Egypt SAE during the second quarter 2007. The remainder of income from unconsolidated affiliates represents the equity in income of our 40% equity investment in e-pay Malaysia.
Loss on early retirement of debt
Loss on early retirement of debt of $0.4 million for the nine-months ended September 30, 2007 represents the pro-rata write-off of deferred financing costs associated with the portion of the $190 million term loan that was prepaid during 2007. We expect to continue to prepay amounts outstanding under the term loan through available cash flows and, accordingly, recognizing losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.
Foreign currency exchange gain, net
The re-measurement of assets and liabilities denominated in currencies other than the functional currency of each of our subsidiaries gives rise to foreign currency exchange gains and losses that are recorded in determining net income. We recorded net foreign currency exchange gains of $10.3 million and $5.4 million during the nine-months ended September 30, 2007 and 2006, respectively. The increase for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 is generally due to the weakening of the U.S. dollar against many of the currencies of the countries in which we operate.

INCOME TAX EXPENSE

	Results for the Three Months		Results for the Nine Months
	Ended September 30,		Ended September 30,
(dollar amounts in thousands)	2007	2006	2007	2006
Income from continuing operations before income taxes and minority interest	$23,154	$14,173	$50,536	$42,112
Minority interest	(599)	(243)	(1,551)	(716)

Income from continuing operations before income taxes	22,555	13,930	48,985	41,396
Income tax expense	6,634	3,599	15,451	10,712

Income from continuing operations	$15,921	$10,331	$33,534	$30,684

Effective income tax rate	29.4%	25.8%	31.5%	25.9%

Income from continuing operations before income taxes	$22,555	$13,930	$48,985	$41,396
Adjust: Foreign exchange gain, net	8,561	1,090	10,302	5,420

Income from continuing operations before income taxes and foreign exchange gain, net	$13,994	$12,840	$38,683	$35,976

Effective income tax rate, excluding foreign exchange gain, net	47.4%	28.0%	39.9%	29.8%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interest. Our effective tax rate was 31.5% for the nine-months ended September 30, 2007 compared to 25.9% for the nine-months ended September 30, 2006. We are in a net operating loss position for our U.S. operations and, accordingly, have valuation allowances to reserve for deferred tax assets that are not considered more likely than not of realization. Therefore, we do not currently recognize the tax benefit or expense associated with foreign currency gains or losses incurred by our U.S. operations. Excluding foreign currency exchange translation results from pre-tax income, our effective tax rate was 39.9% for the nine-months ended September 30, 2007 and 29.8% for the nine-months ended September 30, 2006.
During the third quarter 2007, our U.S. operations recognized significant realized and unrealized foreign currency gains. The impact of these gains, as well as the reversal of $2.7 million of valuation allowances for tax-planning strategies, reduced our remaining valuation allowances related to our U.S. operations to $0.1 million as of September 30, 2007. Consequently, should our U.S. operations generate pre-tax income for financial reporting purposes, including income from the recognition of additional foreign currency gains, we would be required to recognize tax expense on such income. For income tax purposes, however, the Company has approximately $114 million in net operating losses as of September 30, 2007 that will offset future taxable income and result in little or no cash taxes paid in the U.S. until the net operating losses have been fully utilized.
The increase in the effective tax rate for the three- and nine-months ended September 30, 2007 compared to the same periods in 2006, excluding foreign currency gains and losses, primarily relates to the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than our historical effective tax rate, and the recognition of significant deferred tax benefits for net operating losses in certain countries during 2006.
During the nine-months ended September 30, 2007, we recognized $3.7 million of non-cash deferred income tax expense related to the deduction of goodwill amortization expense for U.S. income tax purposes, a substantial portion of which relates to the acquisition of RIA. Goodwill arising from certain business combinations involving our U.S. operations is amortized for tax purposes over 15 years but not for financial reporting purposes. Accordingly, we are required to record deferred income tax expense and a deferred tax liability for the tax effect of the amortization expense deducted for U.S. tax purposes. Consistent with the associated goodwill, the deferred tax liability is deemed to have an indefinite life and will remain on the consolidated balance sheet unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed. Because we have significant tax net operating losses in the U.S., SFAS No. 109, “Accounting for Income Taxes,” does not allow the deferred income tax expense and related deferred tax liability to be offset by the tax benefit generated from tax assets with definite lives when we have significant unrecognized tax net operating losses. Moreover, during the nine-months ended September 30, 2007, we reversed $2.7 million in valuation allowances on deferred tax assets related to U.S. Federal and state net operating losses. We concluded that it is more likely than not that the net deferred tax asset will be realized because we would employ tax-planning strategies to utilize our net operating losses prior to expiration in the event they were to expire.
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
DISCONTINUED OPERATIONS
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at September 30, 2007 or December 31, 2006.
NET INCOME
We recorded net income of $33.9 million for the nine-months ended September 30, 2007 compared to $30.7 million for the nine-months ended September 30, 2006. As more fully discussed above, the increase of $3.2 million was primarily the result of an increase in operating income of $8.7 million, an increase in the net foreign currency exchange gain of $4.9 million, an increase in income from unconsolidated affiliates of $0.3 million and a gain from discontinued operations of $0.3 million. These increases were partially offset by an increase in net interest expense of $5.1 million, an increase in income tax expense of $4.7 million, a loss on early retirement of debt of $0.8 million and an increase in income attributable to minority interest of $0.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2007, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $253.8 million, compared to working capital of $284.4 million as of December 31, 2006. Our ratio of current assets to current liabilities was 1.50 at September 30, 2007, compared to 1.70 as of December 31, 2006. The decrease in working capital and the reduction in the ratio of current assets to current liabilities were due primarily to the reduction in cash of approximately $168.3 million for the acquisition of RIA, mostly offset by the proceeds from the private equity offering that we completed during March 2007. As of September 30, 2007, the net proceeds from the offering remained unused and included in unrestricted cash.
We require substantial working capital to finance operations. RIA traditionally funds the correspondent distribution network before amounts are collected from agents. Working capital needs increase due to weekends and banking holidays. As a result, we may require more or less working capital for RIA based solely upon the fiscal period ending on a particular day. As of September 30, 2007, RIA’s working capital was $30.9 million. We expect that RIA’s working capital needs will increase as we expand this business.
Operating cash flow
Cash flows provided by operating activities were $59.3 million for the nine-months ended September 30, 2007 compared to $50.6 million for the nine-months ended September 30, 2006. The increase was primarily due to increased profitability and the increase in depreciation and amortization expense, which is a non-cash expense and added back to net income to reconcile to net cash provided by operating activities. This increase was partially offset due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment and other net working capital changes.
Investing activity cash flow
Cash flows used in investing activities were $403.1 million for nine-months ended September 30, 2007, compared to $20.3 million for the nine-months ended September 30, 2006. Our investing activities for the nine-months ended September 30, 2007 consisted of $352.6 million in cash paid related to acquisitions, primarily RIA. We placed $26 million in escrow in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). See further discussion under “Other trends and uncertainties — Agreement to acquire La Nacional” below. We also incurred $24.5 million for purchases of property and equipment, software development and other investing activities. Our investing activities for the nine-months ended September 30, 2006 include $2.3 million in cash paid for acquisitions and $18.0 million for purchases of property and equipment, software development and other investing activities.

Financing activity cash flows
Cash flows from financing activities were $269.3 million during the nine-months ended September 30, 2007 compared to $1.7 million during the nine-months ended September 30, 2006. Our financing activities for the nine-months ended September 30, 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $165.4 million. Partially offsetting these increases were net repayments and early retirements of debt obligations of $73.4 million, dividends paid to minority interest stockholders of $1.6 million and debt issuance costs associated with our new syndicated credit facility of $3.8 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the nine-months ended September 30, 2007, we had a total of $639.1 million in borrowings and $687.5 million in repayments under our revolving credit facility. Our financing activities for the nine-months ended September 30, 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchase of $12.5 million, partially offset by net repayments of short-term borrowings, payments on capital lease obligations and other financing activities totaling $10.8 million.
Other sources of capital
Credit Facility — In connection with completing the acquisition of RIA discussed under “Opportunities and Challenges” above, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the outstanding balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.
The $100 million five-year revolving credit facility replaced the previously existing revolving credit facility and bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as a result of our recent acquisitions. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of September 30, 2007, after making required repayments on the term loan of $1.0 million and voluntary prepayments of $24.0 million, we had borrowings of $165.0 million outstanding against the term loan. We had borrowings of $23.5 million and stand-by letters of credit of $35.5 million outstanding against the revolving credit facility. The remaining $41.0 million under the revolving credit facility ($66.0 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. Our weighted average interest rate under the revolving credit facility as of September 30, 2007 was 8.2%.
Short-term debt obligations — Short-term debt obligations consist primarily of the current portion of the term loan, credit lines, overdraft facilities and short-term loans to support ATM cash needs and supplement short-term working capital requirements. As of September 30, 2007, we had $5.5 million in short-term debt obligations, comprised of $3.6 million being used to fund short-term working capital requirements in the Czech Republic and Spain and $1.9 million for the 1% annual repayment under the term loan.
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
Convertible debt - We have $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from October 15, 2012 through April 14, 2013 and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
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
Proceeds from issuance of shares and other capital contributions - We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of restricted stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During the nine-months ended September 30, 2007, 283,884 stock options were exercised at an average exercise price of $15.68, resulting in proceeds to us of approximately $4.5 million.
Other uses of capital
Payment obligations related to acquisitions - As partial consideration for the acquisition of RIA, we granted the sellers of RIA 3,685,098 contingent value rights (“CVRs”) and 3,685,098 stock appreciation rights (“SARs”). The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at our option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Combined, the CVRs and SARs entitle the sellers to additional consideration of at least $20 million in Euronet Common Stock or cash. The SARS also provide potential additional value to the sellers for situations in which Euronet Common Stock appreciates beyond $32.56 per share prior to October 1, 2008, which is to be settled through the issuance of additional shares of Euronet Common Stock. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller has disputed this conclusion and has initiated arbitration as provided for in the purchase agreement. A global public accounting firm has been engaged as an independent expert to review the results of the computation. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
Leases - We lease ATMs and other property and equipment under capital lease arrangements and as of September 30, 2007 we owed $17.8 million under these arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs - Total capital expenditures for the nine-months ended September 30, 2007 were $27.0 million, of which $1.7 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office and data center computer equipment and software. We also incurred $3.0 million for a company-wide, three-year Microsoft license during the third quarter 2007. Included in capital expenditures for office and data center equipment and software for the nine-months ended September 30, 2007 is approximately $3.3 million in capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2007 are estimated to be approximately $30 million to $35 million.
In the Prepaid Processing Segment, approximately 93,000 of the approximately 370,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our recently amended revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations.
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
Contingencies
In addition to the La Nacional matter described below, from time to time we are a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings arising in the ordinary course of our business that management believes, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
During 2006, the Internal Revenue Service announced that Internal Revenue Code Section 4251 (relating to telecommunications excise tax) will no longer apply to, among other services, prepaid mobile airtime such as the services offered by our Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. We have claimed a refund for amounts paid during this period and have been informed by the IRS that the refund is currently being examined.. Therefore, no amounts have been recorded for any potential recovery in the Consolidated Financial Statements, and no such amounts will be recorded until such time as the refund is considered “realizable” as stipulated under SFAS No. 5, “Accounting for Contingencies.”
Other trends and uncertainties
Agreement to acquire La Nacional — During January 2007, we signed a stock purchase agreement to acquire La Nacional, subject to regulatory approvals and other customary closing conditions. In connection with this agreement, in January 2007 we deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds can only be released by mutual agreement of the Company and La Nacional or through legal remedies available in the agreement.
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

Cross border merchant processing and acquiring - In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $3.3 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur an additional $2.0 million to $2.5 million in capital expenditures associated with the development of the necessary systems and capabilities to enter this business that are expected to be funded through cash generated from operations or, if necessary, amounts available on our revolving credit facility.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2007, other than the item listed below, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2007.
In connection with contracts with financial institutions that supply cash to ATMs in the EFT Processing Segment, the Company is responsible for the loss of network cash that, generally, is not recorded on the Company’s consolidated balance sheet, because the cash remains the property of the financial institutions while in the ATMs. As of September 30, 2007, the balance of ATM network cash for which the Company was responsible was $300 million. The Company maintains insurance policies to mitigate this exposure;
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 30, 2007:

		Payments due by period
		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	4-5 years	years
Long-term debt obligations, less current maturities, including interest	$624,841	$22,089	$186,176	$43,427	$373,149
Short-term debt obligations and current maturities of long-term debt obligations, including interest	5,924	5,924	—	—	—
Estimated contingent acquisition obligations	22,500	—	21,250	1,250	—
Obligations under capital leases	19,884	6,790	9,743	3,082	269
Obligations under operating leases	59,064	14,900	26,518	13,222	4,424
Vendor purchase obligations	7,105	5,732	872	488	13

Total	$739,318	$55,435	$244,559	$61,469	$377,855

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
Estimated contingent acquisition obligations as of September 30, 2007 include: 1) $20 million in cash and/or Euronet Common Stock to be provided to the sellers of RIA upon the assumed settlement of the CVRs and SARs during October 2008; and 2) additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2009 and 2010 in connection with the acquisition of Brodos, totaling up to $2.5 million. See Note 4 — Acquisitions to the unaudited consolidated financial statements included elsewhere in this report for a more complete description of these acquisitions.
Purchase obligations include contractual amounts for ATM maintenance, cleaning, telecommunication and cash replenishment operating expenses. While contractual payments may be greater or less based on the number of ATMs and transaction levels, the purchase obligations listed above are estimated based on the current levels of such business activity.
Our total liability for uncertain tax positions under FIN 48 was $3.5 million as of September 30, 2007. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year. See Note 14 — Income Taxes to the unaudited consolidated financial statements included elsewhere in this report for additional information.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would amend SFAS No. 141, “Business Combinations.” During redeliberations, the FASB has reaffirmed certain decisions including, among other things: 1) measuring and recognizing contingent consideration at fair value as of the acquisition date and recording adjustments to liabilities as adjustments in earnings; 2) identifiable intangible assets acquired in a business combination should be measured at a current exchange value rather than at an entity-specific value; 3) the acquiring company should measure and recognize the acquiree’s identifiable assets and liabilities and goodwill in a step or partial acquisition at 100 percent of their acquisition date fair values; and 4) accounting for transaction related costs as expenses in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The FASB has not yet reaffirmed decisions on other items. The FASB expects to issue the final statement during the fourth quarter 2007, which will be effective for us beginning in 2009. If adopted, the changes described above, as well as other possible changes, would likely have a significant impact on the accounting treatment for acquisitions occurring on or after January 1, 2009.
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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A — Risk Factors of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
For the nine-months ended September 30, 2007, 76% of our revenues were generated in non-U.S. dollar countries compared to 84% for the nine-months ended September 30, 2006. The decrease in revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the second quarter 2007 acquisition of RIA, as well as increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. We estimate that, depending on the net foreign currency working capital position at a selected point in time, a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of up to approximately $15 million to $20 million. This effect is estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies have been positively impacted by the weakening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2007, we had foreign currency forward contracts outstanding with a notional value of $41.0 million, primarily in euros that were not designated as hedges and mature in a weighted average of 6 days. The fair value of these forward contracts as of September 30, 2007 was an unrealized loss of approximately $0.6 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
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
As of September 30, 2007, our total outstanding debt was $524.9 million. Of this amount, $315 million, or 60% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of September 30, 2007 the fair value of our fixed rate convertible debentures was $328.1 million, compared to a carrying value of $315 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3%. As of September 30, 2007, the unrealized loss on the interest rate swap agreements was less than $0.6 million. Interest expense, including amortization of deferred debt issuance costs, for our total $365.0 million in fixed rate debt totals approximately $13.7 million per year, or a weighted average interest rate of 3.8% annually. Additionally, approximately $17.8 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2007 and 2011.
The remaining $142.1 million, or 27% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.1 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
The discussion in Part I, Item 1. Financial Statements, Note 12 — Commitments, Litigation and Contingencies to the unaudited consolidated financial statements included elsewhere in this report, regarding litigation is incorporated herein by reference.
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
The Credit Facility contains three financial covenants that become more restrictive between now and September 30, 2008, including: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because these covenant thresholds will become more restrictive through September 30, 2008, to remain in compliance with our debt covenants we will be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.
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
A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.
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
Our money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the PATRIOT Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Changes in U.S. and foreign government policies or enforcement toward immigration may have a negative affect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Athens, Beijing and Mumbai operations centers. Transactions in the Prepaid Processing Segment are processed through our Basildon, Martinsried, Madrid and Leawood, Kansas operations centers. Transactions in our Money Transfer Segment are processed through our Cerritos, California operations center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
Our competition in the EFT Processing Segment, Prepaid Processing Segment and Money Transfer Segment include large, well financed companies and financial institutions larger than us with earlier entry into the market. As a result, we may lack the financial resources and access to capital needed to capture increased market share.
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
Prepaid Processing Segment— We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of commissions, which may compress our margins.
Money Transfer Segment— Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include Western Union, MoneyGram, Global Payments and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.
Because we derive our revenues from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.
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
An additional 12.5 million shares of Common Stock, representing 26% of the shares outstanding as of September 30, 2007, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of September 30, 2007, we had an aggregate of 3.0 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.4 million options are vested and exercisable as of September 30, 2007. Approximately 0.3 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Additionally, based on current trading prices for our Common Stock, we expect to issue approximately 0.7 million shares of our Common Stock to the sellers of RIA in settlement of the contingent value and stock appreciation rights.
Accordingly, based on current trading prices of our Common Stock, approximately 12.5 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon our stock price at the time of payment (i.e. more shares could be issuable if our share price declines).
Of the 3.0 million total options and restricted stock awards outstanding, an aggregate of 1.4 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

Stock repurchases
The following table sets forth information with respect to shares of Company Common Stock purchased by us during the three months ended September 30, 2007 (all purchases occurred during September 2007).

			Total Number of	Maximum Number of
		Average	Shares Purchased	Shares that May Yet
	Total Number	Price Paid	as Part of Publicly	Be Purchased Under
	of Shares	Per Share	Announced Plans	the Plans or
Period	Purchased (1)	(2)	or Programs	Programs
September 1 - September 30	136	$26.19	—	—

Total	136	$26.19	—	—

(1)	For the three months ended September 30, 2007, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated) 136 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants.

(2)	The price paid per share is the closing price of the shares on the vesting date.
ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 8, 2007
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

EXHIBITS
Exhibit Index

Exhibit	Description

4.1	Form of Contingent Value Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each contingent value rights associated with 1,842,549 shares of common stock (with an “Initial FMV” of $27.136333, a “Target FMV” of $32.563599 and “Nasdaq Cap” of 7,420,990 shares) (filed as Exhibit B to the Stock Purchase Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006 and incorporated by reference herein).

4.2	Form of Stock Appreciation Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each stock appreciation rights with respect to 1,842,549 shares of common stock (with an “Initial Fair Market Value” of $27.136333 and “Nasdaq Cap” of 7,420,990 shares) (filed as Exhibit C to the Stock Purchase Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006 and incorporated by reference herein).

12.1(1)	Computation of Ratio of Earnings to Fixed Charges

31.1(1)	Section 302 — Certification of Chief Executive Officer

31.2(1)	Section 302 — Certification of Chief Financial Officer

32.1(1)	Section 906 — Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed herewith.