Form 10-K
period 2007-12-31
EURONET WORLDWIDE INC
filed 2008-02-29
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” ''accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,275 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2007. At February 22, 2008, the registrant had 48,955,047 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
OVERVIEW
General Overview
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. The Company primarily operates in three principal business segments: EFT Processing Segment, Prepaid Processing Segment and Money Transfer Segment.
The Company’s EFT Processing Segment provides end-to-end solutions relating to operations of ATMs and POS networks, and debit and credit card processing in Europe, Asia and the Middle-East. We are one of the largest international providers of prepaid mobile airtime processing. Based on revenues and volumes, through our RIA Envia, Inc. (“RIA”) subsidiary and its licensed operating subsidiaries, we are also the third-largest global money transfer company.
Core Business Segments
Effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, we added the Money Transfer Segment. As a result of these changes, we operate in the following three principal business segments as of December 31, 2007:
•	An EFT Processing Segment, which processes transactions for a network of 11,347 ATMs and approximately 50,000 POS terminals across Europe, Asia and the Middle-East. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, card issuing and merchant acquiring services and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 396,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa, Asia Pacific and the Middle-East. The Money Transfer Segment originates and terminates transactions through a network of more than 71,000 locations, which include sending agents and Company-owned stores, and an extensive payer network across 100 countries.

•	A Money Transfer Segment, which provides global money transfer and bill payment services. Money transfer services are offered through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S.
We have six processing centers in Europe, two in Asia and two in the U.S. We have 23 principal offices in Europe, five in the Asia-Pacific region, three in the U.S., and one each in the Middle East and Latin America. Our executive offices are located in Leawood, Kansas.
Historical Perspective
The first company in the Euronet group was established in 1994 as Euronet Holding N.V., a Hungarian limited liability company. We began operations in 1995, setting up a processing center in Budapest, Hungary and installing our first ATMs in Hungary, followed by Poland and Germany. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly owned subsidiaries of Euronet Services Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.
Until December 1998, we devoted substantially all of our resources to establishing and expanding the EFT Processing Segment’s ATM network and outsourced ATM management services business in Europe; including Hungary, Poland, the Czech Republic, Croatia and Germany. We subsequently expanded our presence to the Middle-East, Greece, France, the U.K., Slovakia, India, Romania, Bulgaria, Serbia, Ukraine and China. We further expanded the product offerings of the EFT Processing Segment through the 2005 acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region, and the 2006 acquisition of Essentis Limited (“Essentis”), a U.K. company that developed a leading card issuing and merchant acquiring software system. We continue to be excited about the opportunities available in Central and Eastern European and Asia-Pacific markets and our progress is indicative of the expansion opportunities available in these markets.
In 2003, Euronet complemented its existing business by acquiring a third business, e-pay Limited (“e-pay”), which had offices in the U.K. and Australia. e-pay processes transactions for prepaid services, primarily prepaid mobile airtime. We started reporting e-pay’s results in a new segment called the Prepaid Processing Segment. The Prepaid Processing Segment subsequently expanded as a result of acquisitions in Germany, Spain, and the U.S. and the establishment of new offices in New Zealand and Poland.
2007 Developments
During 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based RIA Envia, Inc. (“RIA”), the third-largest global money transfer company. Established in 1987, RIA originates and terminates transactions through a network of more than 71,000 locations, which include sending agents and company-owned stores located throughout 13 countries in North America, the Caribbean, Europe and Asia and an extensive payer network across 100 countries. We expect the acquisition to create significant opportunities for us in the growing money transfer industry, including the opportunity to provide RIA’s money transfer services to many of our prepaid top-up locations and to provide our prepaid services through RIA’s stores and agents worldwide. We also believe the geographic, economic and relationship synergies between RIA and our business are substantial and position us to provide remittance services across many markets around the world.
We also further expanded our Prepaid Processing Segment in 2007. In January 2007, we completed the acquisition of Brodos Romania SRL (“Brodos Romania”), a subsidiary of Brodos AG, a privately held German company providing retail and electronic distribution services to the mobile telephone industry. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania. In February 2007, we acquired Omega Logic Ltd. (“Omega Logic”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. Omega Logic’s core business is the sale of mobile top-up minutes through a retailer’s integrated Electronic Cash Registers (ECR). During 2007, we expanded our global prepaid presence by signing agreements with retailers in Italy, the largest prepaid market in Europe, and India to provide processing services primarily for prepaid mobile airtime.
Subsequent Developments
During the fourth quarter 2007, in connection with our interest to acquire MoneyGram International, Inc. (“MoneyGram”), we purchased 1.3 million shares of MoneyGram common stock at a cost of $20.0 million. At December 31, 2007 the value of the investment had increased to $20.6 million. However, subsequent to December 31, 2007 the trading price for MoneyGram stock dropped significantly as a result of MoneyGram’s announcement of investment portfolio losses and its intention to recapitalize the company. The aggregate value of our investment in MoneyGram as of February 28, 2008 was reduced to approximately $4.9 million. On February 28, 2008, we announced that we have decided not to submit a proposal to acquire MoneyGram and have ceased discussions with MoneyGram and its advisers regarding a potential acquisition of MoneyGram.
BUSINESS SEGMENT OVERVIEW
For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Business Segment Information, to the Consolidated Financial Statements.
EFT PROCESSING SEGMENT
Overview
Our EFT Processing Segment provides outsourcing and network services to financial institutions and mobile phone companies, primarily in the developing markets of central, eastern and southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Albania, Serbia, Greece, Bulgaria and Ukraine), the Middle East and Asia Pacific (India and China), as well as in certain developed countries of Western Europe. We provide these services either through our Euronet-owned ATMs or through contracts under which we operate ATMs on behalf of financial institutions. Although all of these markets present opportunities for expanding the sales of our services, we believe opportunities for growth in the ATM services business are greater in our developing markets.
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. This element of revenue has been increasing over the last few years. Revenue sources of the EFT Processing Segment also include POS and credit and debit card network management revenue and prepaid mobile phone recharge revenue from ATMs or mobile phone handsets and ATM advertising revenue. The number of ATMs we operated increased to 11,347 at December 31, 2007 from 8,885 at December 31, 2006.
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

(in millions)	2003	2004	2005	2006	2007
EFT processing transactions per year	114.7	232.5	361.5	463.6	603.8
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Athens, Greece; Belgrade, Serbia; and Beijing, China. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package.
EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to financial institutions and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement, forecasting and reporting. Since our infrastructure is sufficiently robust to support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than card acceptance agreements, described below.
Euronet-Branded ATM Transaction Processing
Our Euronet-branded ATM network in Central Europe is managed by an operations center that uses our internally developed Integrated Transaction Management (“ITM”) core software solution. The ATMs in our networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express, Diners Club International, Visa, MasterCard/Europay and China Union Pay organizations. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international associations of card issuers.
In a typical ATM transaction, the transaction is routed from the ATM to our processing center and then to the card issuer for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed. The card issuer is responsible for authorizing ATM transactions processed on our ATMs. This process normally takes less than 30 seconds.
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
In Poland, Hungary, Croatia, Romania, Czech Republic, Slovakia, India and the U.K., we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We operate networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts. We began to distribute prepaid mobile telephone vouchers on our networks in Hungary and Poland during 1999 and the Czech Republic and Croatia during 2000. In Poland, Hungary and Croatia, we have contracts with all of the local major mobile operators.
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
We also offer a suite of integrated EFT software solutions for electronic payments, merchant acquiring, card issuing and transaction delivery systems. We generate revenue for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.
EFT Processing Segment Strategy
Financial institutions in both developing and developed markets are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to financial institutions under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs that we operate under management agreements and continued development of our credit and debit card outsourcing business should provide continued growth while minimizing our capital investment.
We continually strive to make our own ATM networks more efficient by eliminating underperforming ATMs and installing ATMs in more desirable locations. Moreover, we will make selective additions to our own ATM network if we see market demand and profit opportunities.
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

Additionally, our software products are an integral part of the EFT Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internal and external. Our ITM software is used by our Budapest, Mumbai, Athens, Beijing and Belgrade operations centers in our EFT Processing Segment, including our Euronet Middle East JV processing center in Bahrain, resulting in cost savings and added value compared to third-party license and maintenance options. Furthermore, we have identified opportunities to provide processing services to our software solutions customers and our ability to develop, adapt and control our own software gains us credibility with our processing services customers. We have been able to enter into agreements under which we use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contribution permits us to enter new markets without significant cash outlay.
Seasonality
Our business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized in the EFT Processing Segments is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
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
PREPAID PROCESSING SEGMENT
Overview
We currently offer prepaid mobile phone top-up services and certain other prepaid products in the U.S., Europe, Africa, Asia Pacific and Middle-East. We are one of the largest providers of prepaid processing, or “top-up” services, for prepaid mobile airtime. We provide electronic top-up services for prepaid mobile airtime primarily in the U.K., Germany, Austria, Spain, Poland, Ireland, Australia, New Zealand, Malaysia, Indonesia, Romania, Italy, India and the U.S. on a network of approximately 396,000 POS terminals across more than 193,000 retailer locations. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas.
As discussed above, we have continually expanded this business and plan to further expand our top-up business in our existing markets and other markets by taking advantage of our existing expertise together with relationships with mobile operators and retailers. In addition, we distribute other prepaid products across our retail networks, including prepaid debit cards, gift cards, prepaid long distance and bill payment.
Sources of Revenue
The major source of revenue generated by our Prepaid Processing Segment is commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products.

Customers using mobile phones generally pay for their usage in two ways:
•	through “postpaid” accounts, where usage is billed at the end of each billing period, and

•	through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage.
Although mobile operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the trend in many other countries in Europe and the rest of the world is to offer wireless service on a prepaid basis. This shift is driven, according to Ofcom, formerly Oftel (the U.K. telecommunications regulator), surveys, by customers’ belief that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures.
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
Our Prepaid Processing Segment processes the sale of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. Our distribution of mobile phone airtime electronically through POS terminals varies by market. In some markets, we connect directly to the mobile operators’ back-office system, which enables us to process a direct top-up credit from the mobile operator to the customer’s mobile phone. In other markets, we distribute airtime via the sales of PINs purchased from the mobile operators. The business has grown rapidly over the past few years as new retailers have been added and prepaid airtime distribution has switched from scratch cards to electronic means.
In our prepaid markets, we expand our distribution networks through the signing of new contracts with retailers, and in some markets, through acquisition of existing networks. We also seek to improve the results of our existing networks through the addition of new mobile operators in markets where we do not already distribute all of the available prepaid time and the addition of other prepaid products not necessarily related to the mobile operators. In addition, in the U.S. we are expanding our sales presence in all sales segments. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”) that contract with retailers in their network to distribute PINs from their terminals. We continue to increase our focus on direct relationships with chains of independent convenience stores and other larger scale retailers, where we can negotiate agreements with the merchant on a multiyear basis.
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
Prepaid Processing Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions on our POS network across the U.S., Europe, Africa, the Middle-East and Asia Pacific for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer’s electronic cash register (“ECR”) system that is connected to our network to buy prepaid airtime. The customer will select a predefined amount of prepaid airtime from the carrier of his choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile operator or drawing from our inventory of PINs, the purchased amount of airtime will be either credited to the consumer’s account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call a mobile operator’s toll free number to activate the purchased airtime to this consumer’s mobile account.
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

We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last five years as indicated in the following table:

(in millions)	2003	2004	2005	2006	2007
Prepaid processing transactions per year	102.1	228.6	348.0	457.8	634.8
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months’ notice.
In Germany, distributors have historically controlled the sale of mobile phone scratch cards, and they now are key intermediaries in the sale of e-top-up. Our business in Germany is substantially concentrated in, and dependent upon, relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our business in Germany. However, we have been establishing agreements with independent retailers in order to diversify our exposure to such distributors.
Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards, bill payment, money transfer and prepaid mobile content such as ring tones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer (“EFT”) to process credit and debit card payments for retail merchandise.
Prepaid Processing Segment Strategy
We plan to expand our prepaid processing business in our existing markets and new markets by taking advantage of our expansive distribution network and existing relationships with mobile phone operators and retailers. Although all of these markets present opportunities for expanding the sales of our services, we believe opportunities for transaction growth in the Prepaid Processing Segment are greater in Poland, Germany, Italy, Romania and India, where there is organic growth of prepaid products in the prepaid markets.
Seasonality
Our prepaid business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season. We expect that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized is likely to be 5% to 10% lower during the first quarter than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year. To date, the impact of seasonality has generally been masked in the Prepaid Processing Segment by growth rates resulting from continued shifts from scratch cards to electronic top-up and acquisitions. There can be no assurance that this will be the case for future years.
Significant Customers and Government Contracts
No individual customer makes up greater than 10% of consolidated total revenue, and we do not have any government contracts in any country within the Prepaid Processing Segment.
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
MONEY TRANSFER SEGMENT
Overview
We began reporting the results of this segment in the second quarter 2007 after we completed the acquisition of RIA Envia, Inc. (“RIA”). This acquisition makes Euronet the third-largest global money transfer company. The Money Transfer segment also includes the Company’s pre-existing money transfer business, Euronet Payments & Remittance, Inc. (formerly TelecommUSA), which was previously included in the Prepaid Processing Segment due to its relative insignificance.
Our Money Transfer Segment processes more than $5.0 billion in money transfers annually. We originate transfers through a network of sending agents, including Company-owned stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, Spain, Italy, France, Germany, Sweden, Switzerland and Australia and disburse money transfers through an extensive payer network in approximately 100 countries.
Our sending agent network includes convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using the Company’s proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. The sender can track the progress of their transfer either online or through RIA’s customer service representatives, and funds are delivered quickly to their beneficiary via our extensive payout/correspondent network, which includes large banks and non-bank financial institutions. As of December 31, 2007, we provided consumer-to-consumer money transfer services through a network of more than 71,000 locations. Our processing center for the Money Transfer Segment is located in Cerritos, California and we operate call centers in the United States and Spain and provide multi-lingual customer service for both our agents and consumers.
Our money transfer sending network can be used to offer other products and services. Additional product offerings through our sending agents include bill payment services enabling over-the-counter payments for utilities, wireless and cable bills; money orders; prepaid debit cards; comprehensive check cashing service for a wide variety of issued checks; and foreign currency exchange services.
Money Transfer Services
We offer consumer-to-consumer money transfer services primarily through two channels at agent locations: by phone (“TeleRIA”), or via computer (“RIA Online”). Both types of transactions start with a consumer in an agent location or owned store. Through our TeleRIA service, customers connect to our call center from a telephone available at an agent location or RIA store and a representative will collect the information over the telephone and enter it directly into our secure proprietary system. As soon as the data capture is complete, our central system automatically faxes a confirmation receipt to the agent location for the customer to review and sign and the customer pays the agent the money to be transferred, together with a fee. In an online transaction, customer provides the required information to the agent who enters the data into our online platform via a computer using a unique username and password. The real-time online connection we maintain with the agent enables the agent to generate a receipt and complete the transaction.
We are also piloting our card-based money transfer system, which allows transactions to be initiated primarily through POS terminals at agent locations.

Sources of Revenue
Revenue in the Money Transfer Segment is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores in North America, the Caribbean, Europe and Asia-Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
Money Transfer Segment Strategy
We completed the acquisition of RIA in April 2007, which significantly expanded our money transfer business. RIA has established high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. In 2007, the Company started to leverage synergies and cross-selling opportunities between business segments to further expand RIA’s global money transfer send and receive network. Based on the successful outcome of the cross-sell initiatives, our key focus in 2008 and beyond is to continue to take advantage of cross-selling opportunities with our Prepaid and EFT Segments by providing prepaid services through RIA’s stores and agents in multiple countries; offering our money transfer services at ethnically-focused prepaid retail locations in key markets; and leveraging our banking and merchant/retailer relationships to expand our agent network in high-growth corridors in Europe and Asia to further grow our market share in the multi-billion dollar money transfer industry.
Seasonality
Our money transfer business is significantly impacted by seasonality that varies by region. In most of our markets we experience increased money transfer transaction levels during the month of May and in the fourth quarter of each year, coinciding with various holidays. Additionally, in the U.S. to Mexico corridor, we usually experience our heaviest volume during the May through October timeframe, coinciding with the increase in worker migration patterns, and our lowest volumes during the first quarter. During the first quarter of each year we have historically experienced a 5% to 10% decrease in overall transactions when compared to the fourth quarter.
Significant Customers and Government Contracts
No individual consumer makes up greater than 10% of consolidated total revenue, and there are no government contracts with any country within the Money Transfer Segment.
Competition
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include Western Union, MoneyGram, Global Payments and many other smaller competitors, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.
PRODUCT RESEARCH, DEVELOPMENT AND ENHANCEMENT
In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services. In 2007, we made significant investments to develop new cross-border merchant acquiring capabilities that we are offering to multinational merchants. We hope to capitalize on the Single Euro Payments Area (“SEPA”) that is being implemented by European financial community.
In our Prepaid Processing Segment, development has focused on expanding the types of prepaid products and services available to consumers over our network to include, for example, prepaid gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.
We have made an ongoing commitment to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $6.5 million, $7.3 million and $2.7 million in 2007, 2006 and 2005, respectively. Amounts capitalized were $2.9 million, $3.2 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 and 2006 as compared to

2005 are primarily a result of our acquisition of Essentis in January 2006, as discussed in Note 5, Acquisitions, to the Consolidated Financial Statements. The increase related to Essentis is primarily the result of development resources required to replicate its mainframe product in the Unix platform. Amounts capitalized are included on our Consolidated Balance Sheets in other long-term assets. These costs were capitalized under our accounting policy requiring the capitalization of development costs on a product-by-product basis once technological feasibility is established through the completion of a detailed program design or the creation of a working model of the product. Technological feasibility of computer software products is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. See Note 20, Computer Software to be Sold, to the Consolidated Financial Statements for a more detailed summary of the prior three years research and development capitalized costs and related amortization expense.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For a discussion of results from operations, property and equipment, and total assets by geographic location, please see Note 18, Business Segment Information, to the Consolidated Financial Statements.
EMPLOYEES
We had approximately 2,500, 1,100 and 900 employees as of December 31, 2007, 2006 and 2005, respectively. The increase during 2007 is primarily the result of the acquisition of RIA, which has a large call center staff, discussed in Note 5, Acquisitions, to the Consolidated Financial Statements. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, and we have never experienced any work stoppages or strikes by our workforce and we consider relations with our employees to be good.
GOVERNMENT REGULATION
With the exception of the Money Transfer Segment business discussed below, our business activities do not constitute “financial activities” subject to licensing in any of our current markets. Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany without a sponsor, which is Bankhaus August Lenz (“BAL”). In that market, we act only as a subcontractor providing certain ATM-related services to a sponsor financial institution. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with BAL, or the ability to enter into a similar agreement with another institution in the event of the termination of such agreement. While we believe, based on our experience, we should be able to find a replacement for BAL if the agreement with BAL is terminated for any reason, the inability to maintain the BAL agreement or to enter into a similar agreement with another institution upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see Item 1A – Risk Factors. Any expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.
In the Money Transfer Segment we are subject to a wide variety of laws and regulations of the individual U.S., states, foreign markets and other governmental jurisdictions where we operate. These include international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services by either RIA or its agents. For more discussion, see Item 1A – Risk Factors.
Money Transfer and Payment Instrument Licensing
Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuance of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government –backed securities) at levels commensurate with outstanding payment obligations, and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the licensee. We are required by many regulators to file interim reports of licensed activity, most often on a quarterly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments, and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of licensees and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the licensee with regard to state and federal regulations. Such examinations are typically performed on-site at the licensee’s headquarters or operations center; however, a number of states will choose to perform examinations off-site. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state regulators who license us, Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act as amended by the USA PATRIOT ACT (“BSA”), the Financial Crimes Enforcement Network (“FINCEN”), as well as, any existing or future regulations that impact any aspect of our money transfer business.
Our Money Transfer Segment is also subject to laws, regulations, including anti-money laundering laws and regulations, and licensing requirements outside the U.S. These laws and regulations include limits on the type of entities that may provide money transfer services, monetary limits for money transfers into or out of a country, rules regarding the foreign currency exchange rates offered, as well as other limitations or rules for which we must maintain compliance.
Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network.
Escheat Regulations
Our Money Transfer Segment is subject to the unclaimed or abandoned property (i.e. “escheat”) regulations of the U.S. and certain foreign countries in which we operate. These laws require us to turn over property held by the company on behalf of others remaining unclaimed after specified periods of time (i.e., “dormancy” or “escheat” periods). Such abandoned property is generally attributable to the failure of beneficiary parties to claim money transfers or the failure to negotiate money orders, a form of payment instrument. We have policies and programs in place to help us monitor the required relevant information relating to each money transfer or payment instrument for possible eventual reporting to the jurisdiction from which the order was originally received. In the U.S., reporting of unclaimed property by money service companies is performed annually, generally with a due date of on or before November 1. State banking department regulators will typically include a review of Company escheat procedures and related filings as part of their examination protocol.
Privacy and Information Security Regulations
Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include those adopted by the member states of the European Union under Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995 (the “Directive”), as well as the laws of other countries. The Directive prohibits the transfer of personal data to non-European Union member nations that do not provide adequate protection for personal data. In some cases, the privacy laws of an EU member state may be more restrictive than the Directive and may impose additional requirements that we must comply with to operate in the respective country. Generally, these laws restrict the collection, processing, storage, use and disclosure of personal information and require that we safeguard personal customer data to prevent unauthorized access.
We comply with the GLBA and any state privacy provision by posting a privacy notice on the receipts provided to the consumers upon completion of a transaction. In addition, we comply with the Directive using the safe harbor permitted by the Directive by filing with the U.S. Department of Commerce, publicly declaring our privacy policy for information collected outside of the U.S., posting our privacy policy on our website and requiring our agents in the European Union to notify customers of the privacy policy.
Recently, as identity theft has been on the rise, there has been increased public attention to concerns about information security and consumer privacy, accompanied by laws and regulations addressing the issue. We believe we are compliant with these laws and regulations; however, this is an area that is rapidly evolving and there can be no assurance that we will continue to meet the existing and new regulations, which could have a material, adverse impact on our Money Transfer Segment business.
Money Transfer Compliance Policies and Programs
We have developed risk-based policies and programs to comply with the existing, new or changed laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems, and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance program independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering and anti-terrorist financing compliance policy, procedures, monitoring systems, and staffing levels.

INTELLECTUAL PROPERTY
Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent and copyright laws, as well as trade secret protection, license and confidentiality agreements.
The brand names of “RIA”, “RIA Envia” and “AFEX”, derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.
With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks including the names “Euronet” and “Bankomat” and/or the blue diamond logo as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets but it would prevent us from stopping other parties from using it in competition with Euronet. We have purchased a registration of the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have filed pending patent applications for a number of our new software products and our new processing technology, including our recharge services.
With respect to our Prepaid Processing Segment, we have registered the “e-pay” logo trademark in the U.K. and Australia. We also hold trademarks for our prepaid operating subsidiaries in other jurisdictions, including PaySpot in the U.S. We cannot be certain that we will be entitled to use the e-pay trademark in any markets other than those in which we have registered the trademark. In 2003, we filed a U.S. patent application for our POS recharge products in support of e-pay and PaySpot technology. As of the date of this report, these patents are still pending. We also hold a patent license covering certain of PaySpot’s operations in the U.S.
Technology in the areas in which we operate is developing very rapidly, and we are aware that many other companies have filed patent applications for products, processes and services similar to those we provide. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, the Prepaid Processing business is an area in which many “process patents” have been filed in the U.S. over recent years covering processes that are in wide use in the industry. If their patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain additional licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.
EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of February 28, 2008 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	51	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	41	July 2007	President
Jeffrey B. Newman	53	December 1996	Executive Vice President — General Counsel
Rick L. Weller	50	November 2002	Executive Vice President — Chief Financial Officer
Miro I. Bergman	45	January 2001	Executive Vice President — Chief Operations Officer, Prepaid Processing Segment
Juan C. Bianchi	37	April 2007	Executive Vice President — Managing Director, Money Transfer Segment
MICHAEL J. BROWN is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996. He also co-founded our predecessor in 1994. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet’s predecessor companies. Mr. Brown was our President from December 11, 2006 to June 19, 2007. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri — Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri — Kansas City in 1997.
KEVIN J. CAPONECCHI, President. Mr. Caponecchi joined Euronet as President in July 2007. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems, which had annual sales of nearly $600 million and employed approximately 1,500 people in over 10 countries. From 1998 through 2002, Mr. Caponecchi served as General Manager – Technology for GE Consumer & Industrial, a provider of consumer appliances, lighting products and electrical products, and in that position, he supervised product development for dishwashers, ranges and new product innovations. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.
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
RICK L. WELLER, Executive Vice President, Chief Financial Officer. Mr. Weller has been Executive Vice President and Chief Financial Officer of Euronet since he joined Euronet in November 2002. From January 2002 to October 2002, he was the sole proprietor of Pivotal Associates, a business development firm. From November 1999 to December 2001, Mr. Weller held the position of Chief Operating Officer of ionex telecommunications, inc., a local exchange company. He is a certified public accountant and received his B.S. in Accounting from University of Central Missouri.
MIRO I. BERGMAN, Executive Vice President, Chief Operating Officer — Prepaid Processing Segment. Mr. Bergman joined the company in March 1997 and has been Executive Vice President and Chief Operating Officer — Prepaid Processing Division since April 2005. He has been an Executive Vice President since January 2001. He served as Country Manager for the Czech Republic from 1997 to 1999 and then became area manager responsible for our operations in Central Europe. From 2000 until 2005, he served as Managing Director of the EFT Division for the Europe, Middle East, and Africa (EMEA) region. Mr. Bergman received his B.S. in Business Administration from the University of New York at Albany and M.B.A. from Cornell University.
JUAN C. BIANCHI, Executive Vice President, Managing Director — Money Transfer Segment. Mr. Bianchi joined Euronet through the acquisition of RIA Envia, Inc. (“RIA”). Prior to the acquisition, Mr. Bianchi served as the Chief Executive Officer of RIA and has spent his entire career at either RIA or AFEX Money Express, a money transfer company purchased by RIA’s founders. Mr. Bianchi began his career at AFEX in Chile in 1992, joined AFEX USA’s operations in 1996, and became chief operating officer of AFEX-RIA in 2003. Mr. Bianchi studied business at the Universidad Andres Bello in Chile and completed the Executive Program in Management at UCLA’s John E. Anderson School of Business.
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
We have a substantial amount of indebtedness. As of December 31, 2007, total liabilities were $1,162.3 million, of which $539.3 million represents long-term debt obligations and total assets were $1,886.2 million. Of our total long-term debt obligations, $315.0 million is comprised of contingently convertible debentures that may be settled in stock. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
Prepayment in full of the obligations under the $290 million secured syndicated credit facility (the “Credit Facility”) may be required six months prior to any required repurchase date under our $140 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility, or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). Holders of the $140 million 1.625% debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Holders of the $175 million 3.5% debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company.
Restrictive covenants in our credit facilities may adversely affect us. The Credit Facility contains three financial covenants that become more restrictive between now and September 30, 2008, including: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because these covenant thresholds will become more restrictive through September 30, 2008, to remain in compliance with our debt covenants, we may be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has recently come under pressure due in part to credit concerns related to subprime mortgage-backed securities and related debt obligations. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.
Increases in interest rates will adversely impact our results from operations.
We have entered into interest rate swap agreements covering the period from June 1, 2007 through May 29, 2009 for a notional amount of $50 million that effectively converts that portion of our $190 million variable rate term loan to a fixed interest rate of 7.3% per annum. For the remaining outstanding balance of the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results from operations.
Our business may suffer from risks related to our recent acquisitions and potential future acquisitions, including our acquisition of RIA during 2007.
A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. During 2007, we acquired RIA, which was our largest acquisition to date. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of our recent acquisitions and any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
•	The integration plans for our acquisitions are based on benefits that involve assumptions as to future events, including leveraging our existing relationships with mobile phone operators and retailers, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired business;

•	The execution of our integration plans may divert the attention of our management from other key responsibilities;

•	We may assume unanticipated liabilities and contingencies; or

•	Our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.
Future acquisitions may be affected through the issuance of our Common Stock or securities convertible into our Common Stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.
We may be required to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.
Our total assets include approximately $919.5 million, or 49% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain and Australia, deteriorate or our plans do not progress as expected when we acquired these entities, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets. As previously disclosed, we have experienced a loss of revenues and profits in Spain due to a reduction of certain exclusive commission arrangements that were in effect until May 2006. Also, during the second quarter 2006, we entered into distribution agreements for additional products and prepaid airtime from the two other primary mobile operators in Spain. The projections that support goodwill from our Spanish acquisitions include growth in profitability that is dependent on a number of factors. These factors include: our ability to maintain or increase the level of gross margin that we earn with each transaction; our ability to increase transaction levels through the sale of the prepaid mobile airtime of the two other major mobile operators; our ability to increase the quantity of product offerings included on our network of POS terminals; and our ability to avoid additional investments. If operating results do not progress as expected, or if we are required to make additional investments, we may be required to record an impairment write-down of goodwill, intangible assets or other long-lived assets associated with our Spanish business. Impairment charges would reduce reported earnings for the periods in which they are recorded. This could have a material adverse effect on our results of operations and financial condition.

Like other participants in the money transfer industry, as a result of immigration developments, downturns in certain labor markets and/or other economic factors, growth rates in money transfers from the U.S. to Mexico have slowed. This slowing of growth began during the middle of 2006 and continues to impact money transfer revenues for transactions from the U.S. to Mexico. Despite recent improvement in this trend, we believe that it is too early to conclude on the impact, if any, to our results of operations. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. For 2007, money transfer transactions to Mexico, which represented approximately 38% of total money transfer transactions, decreased by 1.1%. If this trend continues or worsens, or we experience similar trends in our international business, we may be required to record an impairment write-down of our goodwill, intangible assets or other long lived assets associated with the Money Transfer Segment.
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
Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:
•	the demand for our ATM services in our current target markets;

•	the ability to locate appropriate ATM sites and obtain necessary approvals for the installation of ATMs;

•	the ability to install ATMs in an efficient and timely manner;

•	the expansion of our business into new countries as currently planned;

•	entering into additional card acceptance and ATM outsourcing agreements with banks;

•	the ability to renew existing agreements with customers;

•	the ability to obtain sufficient numbers of ATMs on a timely basis; and

•	the availability of financing for the expansion.
We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into or maintain outsourcing contracts with us. Banks are very deliberate in negotiating these agreements, and the process of negotiating and signing outsourcing agreements typically takes six to twelve months or longer. Moreover, banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is also affected by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from entry into or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable. Increasing consolidation in the banking industry could make this process less predictable.
We currently offer prepaid mobile airtime top-up services in the U.S., Europe, Africa, Asia Pacific and the Middle-East and we currently offer money transfer services from the U.S. to Latin America and from the U.K. to India, and bill payment services within the U.S. We plan to expand in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers. This expansion will depend on various factors, including the following:
•	the ability to negotiate new agreements, and renew existing agreements, in these markets with mobile phone operators, banks and retailers;

•	the continuation of the trend of increased use of electronic prepaid mobile airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the increase in the number of prepaid mobile phone users; and

•	the availability of financing for the expansion.
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
A recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.
Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid mobile airtime top-ups and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. Additionally, in the Money Transfer Segment, we experience increased money transfer transaction levels during the month of May and in the fourth quarter of each year, coinciding with various holidays. In the U.S. to Mexico corridor, we usually experience our heaviest volume during the May through October timeframe, coinciding with the increase in worker migration patterns, and our lowest volumes during the first quarter. During the first quarter of each year we have historically experienced a 5% to 10% decrease in overall transactions when compared to the fourth quarter. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.
Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
The growth and profitability of our prepaid business is dependent on certain factors that vary from market to market.
Our Prepaid Processing Segment derives revenues based on processing fees and commissions from mobile and other telecommunication operators and distributors of prepaid wireless products. Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile phone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia, Spain and Ireland, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, these factors will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also, competition among prepaid distributors results in retailer churn and the reduction of commissions paid by mobile operators, although a portion of such reductions can be passed along to retailers. In the last year, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in the number of transactions, driven by acquisitions and organic growth. We do not expect to continue this rate of growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.
Our prepaid mobile airtime top-up and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level.
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
With respect to our money transfer business, our business is primarily conducted through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn we collect from the agents the proceeds due to us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts could adversely affect our business, financial condition and results of operations.
Because we typically enter into short-term contracts with mobile phone operators and retailers, our top-up business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.
Our contracts with mobile phone operators to process prepaid mobile airtime recharge services typically have terms of less than three years. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with mobile phone operators are not exclusive, so these operators may enter into top-up contracts with other service providers. In addition, our top-up service contracts with major retailers typically have terms of one to three years, and our contracts with smaller retailers typically may be canceled by either party upon three to six months’ notice. The cancellation or non-renewal of one or more of our significant mobile phone operator or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, commission terms or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the mobile phone operators could also have a material adverse effect on our business, financial condition or results of operations.
The processes and systems we employ may be subject to patent protection by other parties.
In certain countries, including the U.S., patent protection legislation permits the protection of processes and systems. We employ processes and systems in various markets that have been used in the industry by other parties for many years, and which we or other companies that use the same or similar processes and systems consider to be in the public domain. However, we are aware that certain parties believe they hold patents that cover some of the processes and systems employed in the prepaid processing industry in the U.S. and elsewhere. We believe the processes and systems we use have been in the public domain prior to the patents we are aware of. The question of whether a process or system is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement, which could be trebled if the infringement was found to be willful. We may also be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in fee and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement. Any such occurrences could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.
The stability and growth of our EFT Processing Segment depend on maintaining our current card acceptance and ATM management agreements with banks and international card organizations, and on securing new arrangements for card acceptance and ATM management.
The stability and future growth of our EFT Processing Segment depends in part on our ability to sign card acceptance and ATM management agreements with banks and international card organizations. Card acceptance agreements allow our ATMs to accept credit and debit cards issued by banks and international card organizations. ATM management agreements generate service income from our management of ATMs for banks. These agreements are the primary source of our ATM business.
These agreements have expiration dates, and banks and international card organizations are generally not obligated to renew them. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or whether those international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition or results of operations.
Retaining the founder and key executives of our company, and of companies that we acquire, and finding and retaining qualified personnel is important to our continued success.
The development and implementation of our strategy has depended in large part on the co-founder of our company, Michael J. Brown. The retention of Mr. Brown is important to our continued success. In addition, the success of the expansion of businesses that we acquire may depend in large part upon the retention of the founders of those businesses. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in the markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.
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
Changes in state, federal or foreign laws, rules and regulations could impact the money transfer industry, making it more difficult for our customers to initiate money transfers.
We are subject to regulation by the U.S. states in which we operate, by the U.S. federal government and by the governments of the other countries in which we operate. Changes in the laws, rules and regulations of these governmental entities could have a material adverse impact on our results of operations, financial condition and cash flow.
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

We generally have little control over the ATM transaction fees established in the markets where we operate, and therefore, cannot control any potential reductions in these fees.
The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from ''interchange fees’’ that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to greatly influence these fees, which may increase or decrease over time. A significant decrease in the interchange fee in any market could adversely affect our results in that market.
In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs.
Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switching networks. If a bankcard association fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switching networks to enforce our right of settlement against such banks or card associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business.
We derive a significant amount of revenue in our business from service agreements signed with financial institutions to own and/or operate their ATM machines.
Certain contracts have been, and in the future may be, terminated by the financial institution resulting in a substantial reduction in revenue. Contract termination payments, if any, may be inadequate to replace revenues and operating income associated with these contracts.
Because our business is highly dependent on the proper operation of our computer network and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Athens, Beijing and Mumbai operations centers. Transactions in the Prepaid Processing Segment are processed through our Basildon, Martinsried, Madrid and Leawood, Kansas operations centers. Transactions in our Money Transfer Segment are processed through our Cerritos, California operations center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
We are subject to the risks of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, breaches of our information security policies or safeguards, as well as for ATM theft and vandalism.
We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely, as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may bear the liability. We are insured against various risks, including theft and negligence, but such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of any losses arising from security breaches.
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
We are required under German law and the rules of financial transaction switching networks in all of our markets to have ''sponsors’’ to operate ATMs and switch ATM transactions. Our failure to secure ''sponsor’’ arrangements in Germany or any other market could prevent us from doing business in that market.
Under German law, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution we are required to have a ''sponsor’’ bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these ''sponsor’’ arrangements with financial institutions.
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
If we are unable to maintain our money transfer agent and correspondent networks, our business may be adversely affected.
Our money transfer based revenue is primarily generated through the use of our agent and correspondent networks. Transaction volumes at existing locations may increase over time and new agents provide us with additional revenue. If agents or correspondents decide to leave our network or if we are unable to sign new agents or correspondents, our revenue and profit growth rates may be adversely affected. Our agents and correspondents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain the networks or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents and correspondents are third parties that may sell products and provide services in addition to our money transfer services, they may encounter business difficulties unrelated to the provision of our services, which may cause the agents or correspondents to reduce their number of locations or hours of operation, or cease doing business altogether.
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
We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Spain, Greece, Croatia, India, Serbia, Bulgaria, Egypt and China, and have operations in other countries in Central Europe, the Middle East and Asia. We expect to continue to expand our operations to other countries in these areas. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated indebtedness incurred to acquire stock or assets of another corporation reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation. If a significant portion of the proceeds from the issuance of the convertible debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the convertible debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279, interest deductions for tax purposes in excess of $5 million on such debt reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation would be disallowed. This would adversely impact our cash flow and our ability to pay down the convertible debentures. We previously applied a significant portion of the proceeds from our December 2004 issuance of 1.625% Convertible Senior Debentures Due 2024 to acquisitions of foreign corporations. The interest expense attributable to these acquisitions exhausted all of the $5 million annual interest expense deduction permitted under the Code for certain convertible subordinated debt incurred for corporation acquisitions. Accordingly, if this limitation were to apply, no interest deductions would be allowed with respect to our October 2005 3.5% Convertible Debentures Due 2025. However, if the comparable interest deduction were eliminated our future payment of U.S. Federal and state income taxes, if any, could be accelerated.

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
Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. Because we operate financial transaction processing networks that offer new products and services to customers, the laws and regulations in the markets in which operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control regulations, data protection, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.
Because we derive our revenues from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. However, the majority of our debt obligations are denominated in U.S. dollars, while a significant amount of our cash outflows, including the acquisition of ATMs, executive salaries, certain long-term contracts and a significant portion of our debt obligations, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the dollar could have an adverse effect on our results.
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
We have also approved a stockholders’ rights agreement (the ''Rights Agreement’’) between Euronet and EquiServe Trust Company, N.A., (subsequently renamed Computershare Limited) as Rights Agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-thousandth (1/1,000) of a share (a ''Unit’’) of Junior Preferred Stock at a price of $57.00 per Unit upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of Euronet’s then outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet’s then-current stock price. The existence of the Rights Plan may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed to by our management and board of directors.
Our directors and officers, together with the entities with which they are associated, owned approximately 10% of our Common Stock as of December 31, 2007, giving them significant control over decisions related to our Company.
This control includes the ability to influence the election of other directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.
We are authorized to issue up to a total of 90 million shares of Common Stock, potentially diluting equity ownership of current holders and the share price of our Common Stock.
We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs and (iv) for other bona fide purposes. Our Board of Directors may issue the available authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.
An additional 12.5 million shares of Common Stock, representing 26% of the shares outstanding as of December 31, 2007, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2007, we had an aggregate of 3.1 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.3 million options are vested and exercisable as of December 31, 2007. Approximately 0.2 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 8.5 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005. Additionally, based on current trading prices for our Common Stock, we expect to issue approximately 0.7 million shares of our Common Stock to the sellers of RIA in settlement of the contingent value and stock appreciation rights.
Accordingly, based on current trading prices of our Common Stock, approximately 12.5 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon our stock price at the time of payment (i.e., more shares could be issuable if our share price declines).
Of the 3.1 million total options and restricted stock awards outstanding, an aggregate of 1.4 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
During 2007, we purchased 1.3 million shares of MoneyGram common stock that had a value of $4.9 million as of February 28, 2008. If MoneyGram’s financial situation deteriorates further, we could lose all or a portion of the remaining $4.9 million investment.
During 2007, in connection with our interest in acquiring MoneyGram, we made an initial investment in MoneyGram by purchasing 1.3 million shares of common stock at a cost basis of $20.0 million. Subsequent to December 31, 2007, the market price of MoneyGram common stock declined significantly as a result of MoneyGram’s announcement of investment portfolio losses and its intention to recapitalize the company. Based on trading prices for MoneyGram common stock on February 28, 2008, the value of our investment decreased to $4.9 million. On February 27, 2008, we decided not to submit a proposal to acquire MoneyGram. In connection with this decision, we expect to record expense before income tax benefit of approximately $15 million to $20 million during the first quarter 2008, representing the decline in value of MoneyGram stock, together with acquisition related expenses. The actual loss could be larger if the market price of MoneyGram common stock deteriorates further.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices are located in Leawood, Kansas. As of December 31, 2007, we also maintain principal operational offices in Little Rock, Arkansas, Leawood, Kansas; Cerritos, California; Budapest, Hungary; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin and Martinsried, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Madrid, Spain; Belgrade, Serbia; Sofia, Bulgaria; Basildon and Watford, U.K.; Kiev, Ukraine; Rome and Milan, Italy; Paris, France; Geneva, Switzerland; Stockholm, Sweden; Cairo, Egypt; Mumbai, India; Sydney and Liverpool, Australia; Auckland, New Zealand; Beijing, China; and Antiguo Cuscatlan, El Salvador. Our office leases generally provide for initial terms ranging from two to twelve years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia; Athens, Greece; Beijing, China; and Mumbai, India. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas. Our processing center for the Money Transfer Segment is located in Cerritos, California.
Our processing centers in Budapest, Basildon, Martinsried, Mumbai, Beijing and Cerritos have off-site real time backup processing centers that are capable of providing full or partial processing capability in the event of failure of the primary processing centers. The Belgrade processing center and the real-time backup processing center are located at the same site and the backup processing center is expected to be relocated offsite during 2008. Our processing centers in Athens, Madrid and Leawood have on-site backup systems designed to prevent the loss of transaction records due to power and/or equipment failure. The backup processing centers for our processing centers in Madrid and Leawood will be relocated offsite during 2008.
ITEM 3. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion in Part II, Item 8 — Financial Statements and Supplementary Data and Note 22, Litigation and Contingencies, to the Consolidated Financial Statements included elsewhere in this report, regarding litigation is incorporated herein by reference.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the three months ended December 31, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock, $0.02 par value per share, (“Common Stock”) was quoted on the Nasdaq Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarter for our Common Stock for the quarters ended:

	2007		2006
For the quarters ended	High	Low	High	Low
December 31	$33.25	$26.83	$35.14	$24.06
September 30	$31.00	$24.64	$38.70	$23.34
June 30	$30.55	$25.64	$38.64	$32.20
March 31	$30.57	$25.08	$39.78	$27.70
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends.
HOLDERS
At December 31, 2007, we had 120 stockholders of record of our Common Stock and none of our Preferred Stock.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During 2007, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
STOCK REPURCHASES
The following table sets forth information with respect to shares of Company Common Stock purchased by us during the three months ended December 31, 2007 (all purchases occurred during November 2007).

			Total Number
			of Shares
	Total		Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet Be Purchased
	Purchased	Per Share	Plans or	Under the Plans or
Period	(1)	(2)	Programs	Programs
November 1 - November 30	1,146	$32.03	—	—

Total	1,146	$32.03	—	—

(1)	For the three months ended November 30, 2007, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), the Company purchased, 1,146 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants.

(2)	The price paid per share is the closing price of the shares on the vesting date.
STOCK PERFORMANCE GRAPH
Set forth below is a graph comparing the total cumulative return on the Common Stock from December 31, 2002 through December 31, 2007 with the Center for Research in Security Prices (“CRSP”) Total Returns Index for U.S. companies traded on the Nasdaq Global Select Market (the “Market Group”) and an index group of peer companies, the CRSP Total Returns Index for U.S. Nasdaq Financial Stocks (the “Peer Group”). The companies in each of the Market Group and the Peer Group were weighted by market capitalization. Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2002. Our Common Stock is traded on the Nasdaq Global Select Market under the symbol EEFT.
Comparison of Five–Year Cumulative Total Returns
Performance Graph for
Euronet Worldwide, Inc.
Produced on 02/07/2008 including data to 12/31/2007
Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

14099	©Copyright 2008
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2007.

			Number of
			securities
			remaining
			available for
			future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options and rights	options and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:			3,170,843
Stock option awards	1,685,102	$13.64
Restricted share unit awards	1,258,957	—
Equity compensation plans not approved by security holders	—	—	—

Total	2,944,059	$7.81	3,170,843

ITEM 6. SELECTED FINANCIAL DATA
The summary consolidated financial data set forth below has been derived from, and is qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which have been audited by KPMG LLP, and should not be relied upon as an indication of future performance. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including numerous acquisitions (See Note 5, Acquisitions, to the Consolidated Financial Statements) and the 2003 sale of our U.K. subsidiary. The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
(dollar amounts in thousands, except as noted)	2007	2006	2005	2004	2003
Consolidated statements of income data:
Revenues	$917,574	$629,181	$531,159	$381,080	$204,407
Operating expenses	792,066	547,833	461,007	335,550	184,219
Depreciation and amortization	48,331	29,494	22,800	16,216	12,124

Operating income	77,177	51,854	47,352	29,314	8,064
Other income (expenses)	$5,171	9,169	(10,080)	(5,646)	(15,649)
Gain on sale assets	—	—	—	—	18,045
Income from unconsolidated affiliates	908	660	1,185	345	518

Income from continuing operations before income taxes and minority interest	83,256	61,683	38,457	24,013	10,978
Income tax benefit (expense)	(28,056)	(14,704)	(14,843)	(11,389)	(4,230)
Minority interest	(2,040)	(977)	(916)	(58)	—

Income from continuing operations	$53,160	$46,002	$22,698	$12,566	$6,748

Earnings per share from continuing operations:
Basic	$1.18	$1.24	$0.65	$0.40	$0.25
Diluted	$1.11	$1.16	$0.62	$0.38	$0.24

Consolidated balance sheet data:
Assets	$1,886,156	$1,129,640	$898,692	$642,315	$317,246
Debt obligations, long-term portion	539,303	349,073	315,000	140,000	55,792
Capital lease obligations, long-term portion	11,520	13,409	12,229	16,894	3,240

Summary network data:
Number of operational ATMs at end of period	11,347	8,885	7,211	5,742	3,350
EFT processing transactions during the period (millions)	603.8	463.6	361.5	232.5	114.7
Number of operational prepaid processing POS terminals at end of period (rounded)	396,000	296,000	237,000	175,000	126,000
Prepaid processing transactions during the period (millions)	634.8	457.8	348.0	228.6	102.1
Money transfer transactions during the period (millions)	12.0	0.3	0.1	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers.
Effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, we added the Money Transfer Segment. Previously reported amounts have been adjusted to reflect these changes, which did not impact our Consolidated Financial Statements. As a result of these changes, we operate in the following three principal business segments.
•	An EFT Processing Segment, which processes transactions for a network of 11,347 ATMs and approximately 50,000 POS terminals across Europe, Asia and the Middle-East. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 396,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa, Asia Pacific and the Middle-East.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. The Money Transfer Segment originates and terminates transactions through a network of more than 71,000 locations, which include sending agents and Company-owned stores, and an extensive payer network across 100 countries.
We have six processing centers in Europe, two in Asia and two in the U.S. We have 23 principal offices in Europe, five in the Asia-Pacific region, three in the U.S. and one each in the Middle East and Latin America. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Item 1A – Risk Factors and Item 7A – Quantitative and Qualitative Disclosure About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.   EFT Processing Segment – Revenue in the EFT Processing Segment, which represented approximately 21% of total consolidated revenue for the year ended December 31, 2007, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment – Revenue in the Prepaid Processing Segment, which represented approximately 62% of total consolidated revenue for the year ended December 31, 2007, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment – Revenue in the Money Transfer Segment, which represents approximately 17% of total consolidated revenue for the year ended December 31, 2007, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take approximately six to twelve months or longer. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.
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

During 2006, we established Jiayintong (Beijing) Technology Development Co. Ltd., our 75% owned joint venture with Ray Holdings in China (“Euronet China”), to enter ATM outsourcing and management in China. As of December 31, 2007, we have deployed and are providing all of the day-to-day outsourcing services for over 250 ATMs through this joint venture. Under current agreements, during the next 12 to 18 months, we expect that the total number of ATMs in China, for which we will be providing all of the day-to-day outsourcing services, to increase to over 800 ATMs. We have established a technical processing and operations center in Beijing to operate these ATMs, and we believe we are the first, and currently the only, provider of end-to-end ATM outsourcing services in China.
We have entered the cross-border merchant processing and acquiring business through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources to the development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It generally involves the assumption of credit risk, as the principal amount of transactions is usually settled to merchants before settlements are received from card associations.
Prepaid Processing Segment – The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users, and the continued use of third party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations;

•	the availability of financing for further expansion; and

•	our ability to successfully integrate newly acquired operations with our existing operations.
During the first quarter 2007, we completed the acquisitions of the stock of Omega Logic, Ltd. (“Omega Logic”) and Brodos SRL in Romania (“Brodos Romania”). Omega Logic is a prepaid top-up company based, and primarily operating, in the U.K. that enhanced our Prepaid Processing Segment business in the U.K. Brodos Romania is a leading electronic prepaid mobile airtime processor in Romania.
In mature markets, such as the U.K., New Zealand and Spain, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor, we are likely to cease experiencing the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Money Transfer Segment – We completed the acquisition of RIA in April 2007, which expanded our money transfer and bill payment services business and makes Euronet the third-largest global money transfer company, based upon revenues and volumes. The Money Transfer Segment provides us with additional expansion opportunities. The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as the immigration developments occurring in the U.S. during 2006 and 2007;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our Prepaid Processing Segment, including providing prepaid services through our stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries; and

•	our ability to continue to successfully integrate RIA with our existing operations.
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
The accounting policies of each segment are the same as those referenced in the summary of significant accounting policies (see Note 3, Summary of Significant Accounting Policies and Practices, to the Consolidated Financial Statements). We evaluate performance of our segments based on income or loss from continuing operations before income taxes, foreign currency exchange gain (loss), minority interest and other nonrecurring gains and losses.
For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our rapid growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies, as well as deliver new and innovative services to compete in the marketplace.

SEGMENT REVENUES AND OPERATING INCOME FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Revenues			Operating Income
(in thousands)	2007	2006	2005	2007	2006	2005
EFT Processing	$188,957	$158,320	$119,880	$37,090	$35,360	$29,084
Prepaid Processing	569,858	467,651	409,575	52,813	37,622	35,313
Money Transfer	158,759	3,210	1,704	7,130	(3,295)	(1,027)

Total	917,574	629,181	531,159	97,033	69,687	63,370

Corporate services	—	—	—	(19,856)	(17,833)	(16,018)

Total	$917,574	$629,181	$531,159	$77,177	$51,854	$47,352

Operating income amounts shown above for 2005 and 2006 have been adjusted for the impact of the correction for an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets. See Note 2, Basis of Presentation, for further discussion.
SUMMARY
Our annual consolidated revenues increased by 46% for 2007 over 2006, and 18% for 2006 over 2005. These increases reflect acquisitions, primarily RIA during 2007, as well as growth in our existing business resulting from increases in the number of ATMs managed and transactions processed. For further discussion regarding acquisitions, see Note 5, Acquisitions, to the Consolidated Financial Statements.
Our operating income increased 49% for 2007 over 2006, and 10% for 2006 over 2005. These increases were the result of growth in revenues generated by existing business and newly acquired businesses, the impact of acquisitions and leveraging the Company’s cost structure, particularly in the EFT Processing Segment. The results for 2007 also include an increase in operating income of $12.2 million for a federal excise tax refund discussed in Note 23, Federal Excise Tax Refund, to the Consolidated Financial Statements.
Net income for 2007 was $53.5 million, or $1.11 per diluted share, compared to net income for 2006 of $46.0 million, or $1.16 per diluted share, and net income of $22.1 million, or $0.60 per diluted share for 2005. In addition to the explanations above, net income for 2007 and 2006 included foreign currency exchange translation gains of $15.5 million and $10.2 million, respectively. Net income for 2005 included foreign currency exchange translation losses of $7.5 million. Net income for 2007 includes a gain from discontinued operations of $0.3 million, or $0.01 per diluted share, and net income for 2005 includes a loss from discontinued operations of $0.6 million, or $0.02 per diluted share.
Impact of changes in foreign currency exchange rates
Beginning in 2006 and continuing into 2007, the U.S. dollar has weakened compared to most of the currencies of the countries in which we operate. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for 2007 are positively impacted by the weakening of the U.S. dollar. We estimate that, depending on the mix of countries and currencies, our 2007 results benefited by approximately 5% to 10% when compared to 2006.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 – BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
As discussed previously, effective January 1, 2007, we began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Previously reported amounts have been adjusted to reflect these changes.
2007 Compared to 2006
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$188,957	$158,320	$30,637	19%

Operating expenses:
Direct operating costs	75,241	57,215	18,026	32%
Salaries and benefits	41,282	36,057	5,225	14%
Selling, general and administrative	17,813	14,884	2,929	20%
Depreciation and amortization	17,531	14,804	2,727	18%

Total operating expenses	151,867	122,960	28,907	24%

Operating income	$37,090	$35,360	$1,730	5%

Transactions processed (millions)	603.8	463.6	140.2	30%
ATMs as of December 31	11,347	8,885	2,462	28%
Average ATMs	10,025	8,066	1,959	24%
Revenues
Our revenue for 2007 increased when compared to 2006 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed. These increases were attributable to most of our operations, but primarily our operations in Poland, India and Greece and our software operations. Additionally, beginning in 2006 and continuing into 2007, the U.S. dollar has weakened compared to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar.
Partially offsetting these increases was a reduction in revenues associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received up-front payments and agreed on gradually declining fee structures. As prescribed by U.S. GAAP, revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue that is less than contractual invoices and cash receipts in the early periods of the agreement and revenue that is greater than the contractual invoices and cash receipts in the later years of the agreement. As a result of the revenue recognition under these contracts, amounts invoiced under the contracts exceeded the amount of revenue that we recognized by about $2.7 million for 2007, compared to approximately $1.6 million for 2006. We may decide to enter into similar arrangements with other EFT Processing Segment customers.
Average monthly revenue per ATM was $1,571 for 2007, compared to $1,636 for 2006 and revenue per transaction was $0.31 for 2007, compared to $0.34 for 2006. The decrease in revenues per ATM and revenues per transaction was due to the addition of ATMs where related revenue has not yet developed to mature levels, the impact of the contract extensions discussed above and the addition of ATMs in India where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for 2007, compared to 2006, is attributed to the increase in the number of ATMs under operation. Additionally, 2007 includes losses of approximately $1.9 million, primarily in Poland and Hungary, as a result of certain fraudulent transactions on our network. We are taking remedial action to prevent similar transactions and expect the amounts to be reduced significantly in the first quarter 2008 and eliminated in the second quarter 2008. As of December 31, 2007, the losses include an estimated $0.9 million in amounts related to 2007 transactions that have not yet been reported.
Gross margin
Gross margin, which is calculated as revenues less direct operating costs, increased to $113.7 million for 2007 from $101.1 million for 2006. This increase is attributable to the increase in revenues discussed above. Gross margin as a percentage of revenues was 60% for 2007 compared to 64% for 2006. The decrease in gross margin as a percentage of revenues is due to the impact of accounting for certain contract renewals, the fraudulent transaction losses and other fluctuations in revenues and direct operating costs discussed above, as well as the increased contributions of our subsidiary in India, which has historically earned a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for 2007 compared to 2006 was due to staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs remained relatively flat at 22% of revenues for 2007 compared to 23% for 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2007 compared to 2006 is due to costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Additionally, during 2007, we recorded a loss of $1.2 million under an arbitral award granted by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. The cash supply contractor claimed it provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. As a percentage of revenue, selling, general and administrative expenses were flat at 9% for both 2007 and 2006.
Depreciation and amortization
The increase in depreciation and amortization expense for 2007 compared to 2006 is due primarily to additional equipment and software for the expansion of our Hungarian processing center incurred during 2006, additional ATMs in Poland and India and additional software amortization recorded related to our Essentis software product. As a percentage of revenue, these expenses remained flat at 9% of revenues for both 2007 and 2006.
Operating income
The increase in operating income was primarily due to the increases in revenues described above, offset by the $1.1 million decrease in revenues related to certain contract renewals, the $1.9 million fraudulent card losses and the arbitration loss described in the sections above. Operating income as a percentage of revenues was 20% for 2007 compared to 22% for 2006 and $0.06 per transaction for 2007 compared to $0.08 per transaction for 2006. Adjusting for the impact of the fraudulent card losses and the arbitration loss, operating income as a percentage of revenue would have been 21% and operating income per transaction would have been $0.07.
Operating income for 2007 and 2006 also includes $1.2 million and $1.3 million, respectively, in losses associated with expanding operations for the Company’s 75% owned joint venture in China. As of December 31, 2007, we have deployed and are providing all of the day-to-day outsourcing services for over 250 ATMs. Under current agreements, we expect that the total number of ATMs in China deployed and for which we will be providing day-to-day outsourcing services will increase to over 800 during the next 12 to 18 months.

Software sales backlog
As of December 31, 2007, the EFT Segment had a software contract backlog of approximately $7.9 million compared to approximately $9.2 million as of December 31, 2006. Such backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenues associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed or that we will be able to recognize the related revenue within the next year.
2006 Compared to 2005
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent
Total revenues	$158,320	$119,880	$38,440	32%

Operating expenses:
Direct operating costs	57,215	45,164	12,051	27%
Salaries and benefits	36,057	25,399	10,658	42%
Selling, general and administrative	14,884	9,708	5,176	53%
Depreciation and amortization	14,804	10,525	4,279	41%

Total operating expenses	122,960	90,796	32,164	35%

Operating income	$35,360	$29,084	$6,276	22%

Transactions processed (millions)	463.6	361.5	102.1	28%
ATMs as of December 31	8,885	7,211	1,674	23%
Average ATMs	8,066	6,585	1,481	22%
Revenues
Our revenue for 2006 increased when compared to 2005 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed, primarily in Poland and India. Additionally, 2006 results include the full year impact of the acquisitions of Instreamline (now Euronet Card Services Greece), Europlanet and Essentis, which contributed incremental revenues of $24.3 million in 2006, compared to 2005. See Note 5, Acquisitions to the Consolidated Financial Statements for further discussion about these acquisitions. Instreamline, acquired in October 2005, provides credit card and POS outsourcing services and transaction gateway switching services in Greece and the Balkan region. Our ownership in Europlanet was increased through two transactions: one in April 2005, in which we increased our ownership from 36% to 66%; and one in December 2005, in which we acquired the final 34% ownership. We began consolidating Europlanet after acquiring a controlling interest in April 2005. Europlanet provides debit card processing services and manages a network of ATMs and POS terminals in Serbia. Essentis is a U.K. company that owns a leading card issuing and merchant acquiring software package that allows us to add additional outsourcing and software offerings to financial institutions.
Partially offsetting these increases was a reduction in revenue associated with the extension of certain customer contracts for several years beyond their original terms. In exchange for these extensions, we paid or received an up-front payment and agreed on a gradually declining fee structure. Revenue under these contracts is recognized based on proportional performance of services over the term of the contract, which generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment. This straight-line revenue recognition results in revenue recognized in an amount less than contractual cash receipts in the early periods of the agreement and revenue recognized in an amount greater than the contractual cash receipts in the later years of the agreement. As a result of the revenue recognition under these contracts, amounts invoiced under the contracts exceeded the amount of revenue that we recognized by about $1.6 million for 2006.
Average monthly revenue per ATM was $1,636 for 2006, compared to $1,517 for 2005 and revenue per transaction was $0.34 for 2006, compared to $0.33 for 2005. These increases are, in part, due to increases in non-ATM revenues, primarily associated with

Essentis, which records revenue from the sale of software, and Euronet Card Services Greece, which provides POS and credit card outsourcing services and debit card transaction gateway switching services. Under outsourcing agreements, we primarily earn revenue based on a fixed recurring monthly management fee, with less dependence on transaction-based fees.
Direct operating costs
The increase in direct operating costs for 2006, compared to 2005, is attributed to the acquisitions described above and an increase in the number of ATMs under operation. Direct operating costs as a percentage of revenues was relatively flat at 36% for 2006, compared to 38% for 2005.
Gross margin
Gross margin increased to $101.1 million for 2006 from $74.7 million for 2005. Average monthly gross margin per ATM increased to $1,045 for 2006, compared to $946 for 2005, and gross margin per transaction was relatively flat at $0.22 for 2006, compared to $0.21 for 2005. These increases were primarily due to increases in non-ATM revenues related to Essentis and Euronet Card Services Greece described above.
Salaries and benefits
The increase in salaries and benefits for 2006, compared to 2005 is due to the acquisition of Instreamline, Europlanet and Essentis, staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS and card processing. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, these costs increased slightly to 23% for 2006 from 21% for 2005, primarily due to the acquisition of Essentis, which is generally a more labor intensive business than the other EFT Processing Segment entities.
Selling, general and administrative
Similar to the increase in salaries and benefits, the increase in selling, general and administrative expenses for 2006, compared to 2005 is also due primarily to the acquisitions of Instreamline, Europlanet and Essentis and costs incurred to expand in emerging markets and additional products. As a percentage of revenue, these costs increased slightly to 9% of revenue for 2006, compared to 8% of revenue for 2005. Offsetting these costs for 2005 was $0.5 million for an insurance recovery that related to a loss recorded in the fourth quarter 2003 on certain ATM disbursements resulting from a card association’s change in their data exchange format.
Depreciation and amortization
The increase in depreciation and amortization expense for 2006, compared to 2005 is due primarily to depreciation and intangible amortization related to the acquisitions of Instreamline and, to a lesser extent, Essentis and Europlanet, as well as depreciation on additional ATMs under capital lease arrangements related to outsourcing agreements in India. As a percentage of revenue, these expenses were 9% of revenue for both 2006 and 2005. Approximately $1.7 million of depreciation and amortization for 2006 represents amortization of acquired intangible assets related to the acquisitions of Instreamline, Essentis and Europlanet, compared to $0.3 million recorded during 2005.
Operating income
The increase in operating income for the segment is generally the result of increased revenue and the related gross margins described above, combined with leveraging certain management cost structures. Operating income as a percentage of revenue was 22% for 2006, compared to 24% for 2005 and operating income per transaction was $0.08 for both 2006 and 2005. The slight decrease in operating income as a percentage of revenues was primarily due to Essentis, which recorded an 8% operating income margin during 2006. Average monthly operating income per ATM was $365 for 2006, compared to $368 for 2005. Operating income is partially offset by losses related to our 75% owned joint venture in China of $1.3 million for 2006 and $1.2 million in 2005.

PREPAID PROCESSING SEGMENT
Effective in the second quarter 2007, as a result of the acquisition of RIA, we established the Money Transfer Segment. Our previous money transfer business was relatively insignificant and was reported and managed as part of the Prepaid Processing Segment. We have adjusted previously reported amounts to reflect the reclassification of the money transfer business from the Prepaid Processing Segment to Money Transfer Segment for all periods presented.
2007 Compared to 2006
The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$569,858	$467,651	$102,207	22%

Operating expenses:
Direct operating costs	464,874	376,329	88,545	24%
Salaries and benefits	27,493	22,561	4,932	22%
Selling, general and administrative	20,567	17,011	3,556	21%
Federal excise tax refund	(12,191)	—	(12,191)	n/m
Depreciation and amortization	16,302	14,128	2,174	15%

Total operating expenses	517,045	430,029	87,016	20%

Operating income	$52,813	$37,622	$15,191	40%

Transactions processed (millions)	634.8	457.8	177.0	39%

n/m — Not meaningful.
Revenues
The increase in revenues for 2007 compared to 2006 was generally attributable to: (i) the increase in total transactions processed across all of our Prepaid Processing Segment operations; (ii) $47.2 million in revenues contributed by Omega Logic and Brodos Romania, which were acquired in the first quarter 2007; and (iii) foreign currency translations to the U.S. dollar. Beginning in 2006 and continuing into 2007, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn are positively impacted by the weakening of the U.S. dollar.
Revenue growth was partially offset by reduced revenue growth in Spain resulting from the second quarter 2006 expiration of a preferential commission arrangement with a Spanish mobile operator. Additionally, in certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) developing markets or markets in which there is organic growth in the prepaid sector overall, (ii) from continued conversion from scratch cards to electronic top-up in less mature markets, (iii) from additional products sold over the base of prepaid processing terminals, and (iv) possibly from acquisitions.
Revenues per transaction decreased to $0.90 for 2007 from $1.02 for 2006 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which is 51% Euronet-owned. In accordance with U.S. GAAP, ATX is consolidated and the amounts in our financial statements and in the table above reflect 100% of ATX. Results attributable to the 49% minority owner are reflected in the minority interest line of our Consolidated Statements of Income. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions but with very low cost. Transaction volumes for ATX in 2007 increased over 100% compared to 2006. Partially offsetting the decreases described above was the growth in both volumes and revenues in Australia and the U.S., which generally have higher revenues per transaction, but also pay higher commission rates to retailers, than our other Prepaid Processing subsidiaries.

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
Gross margin
Gross margin, which represents revenues less direct costs, was $105.0 million for 2007 compared to $91.3 million for 2006. Gross margin as a percentage of revenues decreased to 18% for 2007 compared to 20% for 2006 and gross margin per transaction was $0.17 for 2007 compared to $0.20 for 2006. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary, the expiration of preferential commission arrangements in Spain discussed above and the general maturity of the prepaid mobile airtime business in many of our markets.
Salaries and benefits
The increase in salaries and benefits for 2007 compared to 2006 is primarily the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue, salaries and benefits remained flat at 4.8% for both 2007 and 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2007 compared to 2006 is the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenues these selling, general and administrative expenses remained flat at 3.6% for both 2007 and 2006.
Federal excise tax refund
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During 2007, $12.2 million was recorded for amounts paid during this period as a reduction to operating expenses of the Prepaid Processing Segment and as an other current asset. In addition, approximately $1.2 million is expected to be received in interest on the amount claimed, which will be recorded as interest income when received.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase in depreciation and amortization for 2007 compared to 2006 was primarily due to the acquisitions of Brodos Romania and Omega Logic. As a percentage of revenues, depreciation and amortization decreased slightly to 2.9% for 2007 from 3.0% for 2006.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007 we corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to December 31, 2004. The impact of this correction on the Prepaid Processing Segment was to increase depreciation and amortization expense and decrease operating income by $0.4 million for each of the years ended December 31, 2006 and 2005.
Operating income
The improvement in operating income for 2007 compared to 2006 was due to the significant growth in revenues and transactions processed, the federal excise tax refund and the benefit of foreign currency translations to the U.S. dollar, partially offset by the impact of the events in Spain discussed above and the costs of development in new and growing markets.

Excluding the benefit of the federal excise tax refund, operating income as a percentage of revenues was 7.1% for 2007 compared to 8.0% for 2006. The decrease is primarily due to the events in Spain and operating expenses incurred to support development in new and growing markets. Also excluding the federal excise tax refund, operating income per transaction was $0.06 for 2007 compared to $0.08 for 2006. The decrease in operating income per transaction is due to the events in Spain, the impact of maturing markets and the growth in revenues and transactions at our ATX subsidiary. These decreases were partially offset by the benefit of foreign currency translations to the U.S. dollar.
2006 Compared to 2005

The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2006	2005	Amount	Percent
Total revenues	$467,651	$409,575	$58,076	14%

Operating expenses:
Direct operating costs	376,329	324,516	51,813	16%
Salaries and benefits	22,561	21,941	620	3%
Selling, general and administrative	17,011	15,782	1,229	8%
Depreciation and amortization	14,128	12,023	2,105	18%

Total operating expenses	430,029	374,262	55,767	15%

Operating income	$37,622	$35,313	$2,309	7%

Transactions processed (millions)	457.8	348.0	109.8	32%
Revenues
The increase in revenues for 2006 compared to 2005 was generally attributable to the increase in total transactions processed across all of our Prepaid Processing operations and the full year impact of 2005 acquisitions. Revenue growth was offset by reduced revenue in Spain resulting from expiration of the preferential commission arrangements with a Spanish mobile operator. When we acquired our Spanish prepaid subsidiaries, we entered into agreements with a major mobile operator under which the subsidiaries received a preferred, exclusive distributor commission on sales of prepaid mobile airtime. This arrangement expired in May 2006 and was not renewed. Additionally, in mature markets, such as the U.K. and Australia, our revenue growth slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins.
Revenue per transaction decreased to $1.02 for 2006 from $1.18 for 2005 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which was acquired at the end of the first quarter 2005. Transaction volumes at ATX have increased by approximately 300% for 2006, compared to 2005. For 2006, ATX transaction volumes accounted for approximately 18% of all transaction volume for the Prepaid Processing Segment, compared to 6% for 2005. The expiration of preferential commission arrangements in Spain discussed above also contributed to the decrease in revenue per transaction.
Partially offsetting the decreases described above for 2006, compared to 2005, were the growth in both volumes and revenues in the U.S.
Direct operating costs
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

Gross margin
Gross margin was $91.3 million for 2006, compared to $85.1 million for 2005. Gross margin as a percentage of revenue was 20% for 2006, compared to 21% for 2005 and gross margin per transaction was $0.20 for 2006, compared to $0.24 per transaction for 2005. Most of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the expiration of preferential commission arrangements in Spain discussed above. Although we were able to pass through our reduction in commission in Spain to the retailers under our contracts with them by paying a lower distribution commission, we chose to pass through only a portion of the reduction to guard against the loss of retailers. Also during 2006, we commenced distribution of additional products and prepaid airtime from the two other mobile operators in Spain. As a result of the expiration of preferential commission arrangements in Spain, partially offset by the distribution of products from the other mobile operators in Spain, gross margin for 2006 was approximately $2.6 million lower than 2005. This reduction would have been larger, except for the completion of a significant acquisition in Spain during March 2005. Additional decreases in gross margin per transaction were experienced across most of our other countries and were partially offset by increased transaction volumes in markets with higher margins, such as Australia, New Zealand and the U.S.
Salaries and benefits
The slight increase in salaries and benefits for 2006, compared to 2005 is primarily the result of the full year effect of 2005 acquisitions. As a percentage of revenue, salaries and benefits have decreased slightly to 4.8% for 2006, from 5.4% for 2005. The decrease in salaries and benefits as a percentage of revenue reflects leverage and scalability in our markets.
Selling, general and administrative
The increase in selling, general and administrative expenses generally is also the result of the full year effect of 2005 acquisitions. As a percentage of revenue these selling, general and administrative expenses decreased to 3.6% of revenue for 2006, compared to 3.9% of revenue for 2005, also as a result of our leverage and scalability in our markets.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase for 2006, compared to 2005, is due to the full year effect of amortization of intangible assets recorded in connection with 2005 acquisitions. As a percentage of revenues, depreciation and amortization was relatively flat at 3.0% for 2006, compared to 2.9% for 2005.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007 we corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to December 31, 2004. The impact of this correction on the Prepaid Processing Segment was to increase depreciation and amortization expense and decrease operating income by $0.4 million for each of the years ended December 31, 2006 and 2005.
Operating income
The increase in operating income for 2006 compared to 2005 includes a reduction of approximately $2.6 million related to the impact of the developments in Spain discussed above. Exclusive of the impact of Spain, the improvement in operating income for 2006 was due to the growth in revenues and transactions processed, contributions from our 2005 acquisitions and increased leverage and scalability in our markets.
Operating income as a percentage of revenues decreased to 8.0% for 2006 from 8.6% for 2005. Operating income per transaction decreased to $0.08 for 2006, from $0.10 for 2005. As discussed above, these decreases in operating income as a percentage of revenue and per transaction are the result of the developments in Spain, the growth in revenues and transactions associated with ATX and gross margin declines across several of our other countries. These decreases were partially offset by increased transactions in markets with higher operating margins, such as Australia, New Zealand and the U.S.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA, which is more fully described in Note 5, Acquisitions, to the Consolidated Financial Statements included in this report. To assist in better understanding the results of the Money Transfer Segment, unaudited pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2006. Because our results of operations for the year ended December 31, 2006 were insignificant, and fluctuations when compared to the year ended December 31, 2007 are nearly entirely due to the acquisition of RIA, the following discussion and analysis will focus on pro forma results of operations. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The Money Transfer Segment generated total revenues of $1.7 million and an operating loss of $1.0 million for the year ended December 31, 2005. Based on the insignificance of the money transfer business prior to the acquisition of RIA, we have not provided analysis comparing the 2006 and 2005 operations.
The following tables present the actual results of operations for the years ended December 31, 2007 and 2006 for the Money Transfer Segment.

	As Reported
	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$158,759	$3,210	$155,549	4846%

Operating expenses:
Direct operating costs	83,795	1,932	81,863	4237%
Salaries and benefits	32,705	2,353	30,352	1290%
Selling, general and administrative	21,459	1,863	19,596	1052%
Depreciation and amortization	13,670	357	13,313	3729%

Total operating expenses	151,629	6,505	145,124	2231%

Operating income	$7,130	$(3,295)	$10,425	n/m

Transactions processed (millions)	12.0	0.3	11.7	3900%

n/m	- Not meaningful.
The following tables present the pro forma results of operations for the years ended December 31, 2007 and 2006 for the Money Transfer Segment:

	Pro Forma (unaudited)
	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$204,948	$182,082	$22,866	13%

Operating expenses:
Direct operating costs	108,589	96,926	11,663	12%
Salaries and benefits	42,383	36,445	5,938	16%
Selling, general and administrative	27,444	25,757	1,687	7%
Depreciation and amortization	17,700	16,858	842	5%

Total operating expenses	196,116	175,986	20,130	11%

Operating income	$8,832	$6,096	$2,736	45%

Pro forma transactions processed (millions)	15.5	13.9	1.6	12%

Comparison of pro forma operating results
During 2007, we combined our previous money transfer business with RIA and incurred total exit costs of $0.9 million. These costs represented the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during 2007; the write off of marketing materials and trademarks that have been discontinued or will not be used; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. These exit costs are not included in pro-forma operating expenses in the above table.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Pro forma revenue per transaction increased slightly to $13.22 for 2007 from $13.10 for 2006. On a historical basis, about 75% of our Money Transfer Segment revenues are derived from transaction fees, about 25% is derived from the foreign currency spread and other small amounts of revenue are derived from sources such as fees for cashing checks, issuing money orders and processing bill payments. For 2007, 75% of our money transfers were initiated in the U.S., 23% in Europe and 2% in other countries, such as Canada and Australia. For 2006, 83% of our money transfers were initiated in the U.S., 16% in Europe and 1% in other countries. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in pro forma revenues for 2007 compared to 2006 is due to an increase in the number of transactions processed of 12% for 2007 compared to 2006. For 2007, money transfers to Mexico, which represented 38% of total money transfers, decreased by 1.1%, while transfers to all other countries increased 26% when compared to the prior year due to the expansion of our operations and continued growth in immigrant worker populations. The decline in transfers to Mexico was largely the result of immigration developments, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. During the second half of 2007, however, total money transfers to Mexico slightly exceeded total money transfers to Mexico during the second half of 2006.
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
Gross margin
Pro forma gross margin, which represents revenues less direct costs, was $96.4 million for 2007 compared to $85.2 million for 2006. This slight improvement is primarily due to the growth in money transfer transactions discussed above. Pro forma gross margin as a percentage of revenues was 47% for both 2007 and 2006.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. Pro forma salaries and benefits for 2006 also include costs associated with our previous money transfer business that generally have been eliminated from our cost structure beginning in the second quarter 2007. The increase for 2007 compared to 2006 is primarily due to overall Company growth.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. Pro forma selling, general and administrative expenses for 2007 were relatively flat compared to 2006. However, the prior year pro forma results include costs associated with our previous money transfer business, which generally have been eliminated from our cost structure beginning in the second quarter 2007. Excluding the impact of these costs, the increase in pro forma selling, general and administrative expenses for 2007 compared to 2006 is due primarily to overall Company growth.

Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in pro forma depreciation and amortization for 2007 compared to 2006 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion.
Operating income
The increase in pro forma operating income for 2007 compared to 2006 is the result of increased pro forma revenues, without commensurate increases in pro forma operating expenses, as discussed in more detail in the sections above.
CORPORATE SERVICES

The components of Corporate Services operating expenses for 2007, 2006 and 2005 were as follows:

				Year-over-Year Change
				2007	2006
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	2005	Percent	Percent
Salaries and benefits	$13,217	$13,285	$10,527	(1%)	26%
Selling, general and administrative	5,811	4,343	5,381	34%	(19%)
Depreciation and amortization	828	205	110	304%	86%

Total operating expenses	$19,856	$17,833	$16,018	11%	11%

Operating expenses for Corporate Services increased by 11% for both 2007 and 2006, compared to the respective prior year. The decrease in salaries and benefits compensation for 2007 compared to 2006 was due primarily to lower incentive compensation accruals and the December 2006 resignation of our former President and Chief Operating Officer. The increase in selling, general and administrative expenses was mainly the result of higher professional fees and other expenses associated with acquisitions that were not completed, including Envios de Valores La Nacional Corp. (“La Nacional”). See Note 22, Litigation and Contingencies, to the Consolidated Financial Statements for further discussion regarding La Nacional. The increase in corporate depreciation and amortization is the result of amortization associated with the purchase of a company-wide three-year Microsoft license.
The increase in salaries and benefits expense for 2006, compared to 2005 is primarily attributable to additional expense recorded for share-based compensation in 2006. Share-based compensation expense increased to $7.3 million for 2006, compared to $5.3 million for 2005. Share-based compensation expense for 2006 is comprised of $4.0 million related to the unvested portion of stock options granted prior to 2005 and $3.3 million for restricted stock awards granted primarily during 2005 and 2006. This increase of $2.0 million in share-based compensation expense for 2006 compared to 2005 is due mainly to: i) $1.1 million in additional expense due to changes in the accounting treatment for performance-based restricted stock awards that require expense to be recognized over a “graded” attribution schedule, rather than a “straight-line” attribution schedule, resulting in more expense in the early years of an award; and ii) $0.9 million in increased expense due to additional performance-based awards to certain executives during 2006 and additional awards to employees resulting from overall Company growth, including acquired businesses. The remaining increase in $0.8 million increase in salaries and benefits expense is due to incremental expense from overall Company growth. The decrease in selling, general and administrative expenses for 2006, compared to 2005 was the result of lower professional fees and other expenses associated with acquisition analysis during 2006, compared to 2005.

OTHER INCOME (EXPENSE)

	Year Ended December 31,			Year-over-Year Change
				2007	2006
				Increase	Increase
				(Decrease)	(Decrease)
(dollar amounts in thousands)	2007	2006	2005	Percent	Percent
Interest income	$16,296	$13,750	$5,874	19%	134%
Interest expense	(26,213)	(14,747)	(8,459)	78%	74%
Income from unconsolidated affiliates	908	660	1,185	38%	(44%)
Loss on early retirement of debt	(427)	—	—	n/m	—
Foreign currency exchange gain (loss), net	15,515	10,166	(7,495)	53%	n/m

Total other income (expense)	$6,079	$9,829	$(8,895)	(38%)	n/m

n/m — Not meaningful.
Interest income
The increase in interest income for 2007 over 2006 was primarily due to investment of the unused proceeds from the $154.3 million private equity placement that was completed during March 2007, as well as cash generated from operations. The increase in interest income for 2006 over 2005 was primarily due to interest earned on the unused proceeds from the $175 million October 2005 convertible debt issuance and cash generated from operations. Increasing average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the Prepaid Processing Segment have also generated increased interest income as the Segment’s operations have grown. Improvements in interest income for both 2007 and 2006, when compared to the respective previous year, were also due to higher average interest rates resulting from a gradual shift of investments from money market accounts to commercial paper and the general rise in short-term treasury rates throughout from 2005 through 2007. Recently this trend has reversed and short-term interest rates have decreased substantially during the first quarter 2008. If this trend continues, we expect that interest rates earned on our invested balances for 2008 will decrease as a result.
Interest expense
The increase in interest expense for 2007 over 2006 was primarily related to the additional borrowings to finance the April 2007 acquisition of RIA, which comprises our new Money Transfer Segment, and described in Note 5, Acquisitions, to the Consolidated Financial Statements. Additionally, we incurred additional borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. The increase in interest expense is also due to higher overall interest rates on our debt obligations in 2007 compared to 2006. Including amortization of deferred financing costs, interest expense on the term loan and revolving credit facility is approximately 7.5%, compared to approximately 4.0% for the $315 million in outstanding convertible debentures.
The increase in interest expense for 2006 over 2005 was primarily the result of the issuance of $175 million in convertible debt during 2005 described in Note 11, Debt Obligations, to the Consolidated Financial Statements.
Similar to the impact on interest income, due to the recent trend of decreasing short-term interest rates, we expect that interest rates paid on our borrowings for 2008 will also decrease.
Income from unconsolidated affiliates
The increase in income from unconsolidated affiliates recorded for 2007 compared to 2006 was primarily because we recognized a gain of $0.4 million in 2007 from the sale of our 8% ownership interest in CashNet Telecommunications Egypt SAE. The remainder of income from unconsolidated affiliates represents the equity in income of our 40% equity investment in e-pay Malaysia. During 2007, we recognized $0.7 million of equity losses related to e-pay Malaysia’s unsuccessful expansion efforts into Indonesia. As of December 31, 2007, our investment in e-pay Malaysia was $2.1 million and, based on the performance of e-pay Malaysia’s core business, as well future expectations, we do not believe that the amount recorded as investment in e-pay Malaysia is impaired.

The decrease in income from unconsolidated affiliates for 2006 compared to 2005 was primarily due to $0.3 million in dividends recorded during 2005 related to Europlanet and ATX, which were declared before we obtained control of these entities. In addition, 2006 included $0.3 million in losses recorded by Euronet Middle-East, our 49% EFT Processing Segment joint venture in Bahrain.
Loss on early retirement of debt
Loss on early retirement of debt of $0.4 million for 2007 represents the pro-rata write-off of deferred financing costs associated with the portion of the $190 million term loan that was prepaid during 2007. We expect to continue to prepay amounts outstanding under the term loan through available cash flows and, accordingly, recognizing losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.
Net foreign currency exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. We recorded a net foreign currency exchange gain of $15.5 million and $10.2 million during 2007 and 2006, respectively, and net foreign currency exchange loss of $7.5 million during 2005. The foreign currency exchange gain or loss recorded is a result of the impact of fluctuations in foreign currency exchange rates on the recorded value of these assets and liabilities. Throughout both 2007 and 2006, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains. This compares to 2005, during which time the U.S. dollar strengthened against these currencies and we, therefore, recorded realized and unrealized foreign currency exchange losses.
INCOME TAX EXPENSE

	Year Ended December 31,
(dollar amounts in thousands)	2007	2006	2005
Income from continuing operations before income taxes and minority interest	$83,256	$61,683	$38,457
Minority interest	(2,040)	(977)	(916)

Income from continuing operations before income taxes	81,216	60,706	37,541

Income tax expense	28,056	14,704	14,843

Income from continuing operations	$53,160	$46,002	$22,698

Effective income tax rate	34.5%	24.2%	39.5%

Income from continuing operations before income taxes	$81,216	$60,706	$37,541
Adjust: Foreign exchange gain (loss), net	15,515	10,166	(7,495)

Income from continuing operations before income taxes and foreign exchange gain (loss), net	$65,701	$50,540	$45,036

Effective income tax rate, excluding foreign exchange gain (loss), net	42.7%	29.1%	33.0%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interest. Our effective tax rates were 34.5%, 24.2% and 39.5% for the years ended December 31, 2007, 2006 and 2005, respectively. Excluding foreign currency exchange translation results from pre-tax income, our effective tax rates were 42.7%, 29.1% and 33.0% for the years ended December 31, 2007, 2006 and 2005, respectively.
The increase in the effective tax rate for 2007, excluding foreign currency gains and losses, primarily relates to the recognition of deferred income tax expense in the U.S. attributable to the utilization of tax net operating losses against significant pre-tax income generated by the our U.S. operations from foreign currency gains, interest income earned on loans to our foreign subsidiaries and the $12.2 million federal excise tax refund. The 2007 effective tax rate was also unfavorably impacted by the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than our historical effective tax rate, and the recognition of deferred tax benefits for net operating losses in certain countries during 2006.

Tax expense in the U.S. was partly reduced by the reversal of our remaining valuation allowances against our U.S. tax net operating loss. Consequently, should we generate pre-tax income for financial reporting purposes in the U.S. during 2008, including income from the recognition of additional foreign currency gains, we would be required to recognize deferred tax expense on such income. For U.S. federal income tax purposes, however, as of December 31, 2007, we have approximately $106.6 million of net operating losses that will offset taxable income in future periods generated from pre-tax income produced by our U.S. operations and the recognition of the future tax effects of temporary differences recorded as deferred tax liabilities.
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
OTHER
Minority interest
Minority interest was $2.0 million, $1.0 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minority interest represents the elimination of the net income (loss) attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned, including Movilcarga, of which we own 80%; ATX, of which we own 51%; our subsidiary in China, of which we own 75%; and Europlanet, of which we owned 66% until the end of 2005, when we acquired the remaining 34% ownership.
Discontinued operations
Discontinued operations for 2007 reflects a gain of $0.3 million, net of legal costs, after we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery. Discontinued operations for 2005 include a $0.6 million loss on the final liquidation of the France ATM network processing services business sold in 2002. This loss consists primarily of the reclassification to net income of the cumulative translation adjustment that had previously been recorded as a component stockholders’ equity (accumulated other comprehensive income) due to the prior years’ consolidation of the operations in France. There were no assets or liabilities held for sale at December 31, 2007 or 2006.
NET INCOME
We recorded net income of $53.5 million, $46.0 million and $22.1 million for 2007, 2006 and 2005, respectively. The increase of $7.5 million in 2007 over 2006 was primarily the result of an increase in operating income of $25.3 million, including the federal excise tax refund of $12.2 million, an increase in the net foreign currency exchange gain of $5.4 million, an increase in income from unconsolidated affiliates of $0.3 million and a gain from discontinued operations of $0.3 million. These increases were partially offset by an increase in net interest expense of $8.9 million, an increase in income tax expense of $13.4 million, a loss on early retirement of debt of $0.4 million and an increase in income attributable to minority interest of $1.1 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2007, we had working capital, which is the difference between total current assets and total current liabilities, of $279.3 million, compared to working capital of $284.4 million as of December 31, 2006. Our ratio of current assets to current liabilities was 1.53 at December 31, 2007, compared to 1.70 as of December 31, 2006. The decrease in the ratio of current assets to current liabilities was due primarily to the reduction in cash of approximately $168.3 million for the acquisition of RIA, mostly offset by $154.3 million in net proceeds from the private equity offering that we completed during March 2007. As of December 31, 2007, $129.5 million of the net proceeds from the offering remained unused and included in unrestricted cash.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of December 31, 2007, excluding restricted cash held in escrow in connection with the agreement to acquire La Nacional, working capital in the Money Transfer Segment was $54.9 million. We expect that working capital needs will increase as we expand this business.
Operating cash flows
Cash flows provided by operating activities decreased to $78.3 million for 2007, compared to $95.9 million for 2006, primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment. Offsetting this decrease, operating cash flows also reflect an increase in net income, net of depreciation and amortization expense, and the federal excise tax refund, which was accrued in 2007. The increase in depreciation and amortization expense is primarily the result of the acquisition of RIA.
Investing activity cash flows
Cash flows used in investing activities were $439.9 million in 2007, compared to $26.1 million in 2006. Our investing activities for 2007 consisted of $352.7 million in cash paid related to acquisitions, primarily RIA, $20.0 million for the purchase of MoneyGram common stock and $26.0 million placed in escrow in connection with the agreement to acquire La Nacional. See further discussion regarding the agreement to acquire La Nacional under “Contingencies” below. We also spent $42.3 million for purchases of property and equipment and software development. Our investing activities for 2006 include $2.1 million in cash paid for acquisitions and $25.1 million for purchases of property and equipment and software development.
Financing activity cash flows
Cash flows from financing activities were $301.5 million in 2007, compared to $24.7 million in 2006. Our financing inflows for 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement and $167.7 million from the equity private placement and stock option exercises. The proceeds from the term loan were used to finance a portion of the acquisition of RIA. Partially offsetting these increases were repayments and early retirements of debt obligations of $30.9 million, repayments of capital lease obligations of $10.4 million, dividends paid to minority interest stockholders of $2.8 million and debt issuance costs associated with our new syndicated credit facility of $3.8 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during 2007, we had a total of $880.0 million in borrowings and $889.0 million in repayments under our revolving credit facility. Our financing activities for 2006 consisted primarily of proceeds from the exercise of stock options and employee share purchases of $14.7 million and net borrowings on short-term debt and revolving credit agreements of $16.6 million, partially offset by payments on capital lease obligations totaling $6.4 million.
Other sources of capital
Credit Facility — In connection with completing the acquisition of RIA discussed under “Opportunities and Challenges” above, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.
The $100 million five-year revolving Credit Facility replaced our previously existing revolving credit facility and bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. We intend to use the revolving credit facility primarily to fund working capital requirements, which have increased as a result of the operations of our Money Transfer Segment. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
We may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $140 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity to meet repayment requirements (as determined by the administrative agent and the lenders). The Credit Facility contains three financial covenants that become more restrictive through September 30, 2008: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio and (3) EBITDA to fixed charge coverage ratio. Because of the change to these covenants over time, in order to remain in compliance with our debt covenants we may be required to increase our EBITDA, repay debt, or both. These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.

The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance.
As of December 31, 2007, after making required repayments on the term loan of $1.4 million and voluntary prepayments of $24.6 million, we had borrowings of $164.0 million outstanding against the term loan. We had borrowings of $62.2 million and stand-by letters of credit of $25.3 million outstanding against the revolving credit facility. The remaining $12.5 million under the revolving credit facility ($37.5 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S., Spain and India. As of December 31, 2007, our weighted average interest rate under the revolving credit facility was 7.0% and under the term loan was 7.1%, excluding amortization of deferred financing costs.
Short-term debt obligations – Short-term debt obligations at December 31, 2007 consist only of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of December 31, 2007, there were no borrowings outstanding against any of these facilities.
Our Prepaid Processing Segment subsidiaries in Spain enter into agreements with financial institutions to receive cash in advance of collections on customers’ accounts. These arrangements can be with or without recourse and the financial institutions charge the Spanish subsidiaries transaction fees and/or interest in connection with these advances. Cash received can be up to 40 days prior to the customer invoice due dates. Accordingly, the Spanish subsidiaries remain obligated to the banks on the cash advance until the underlying accounts receivable are ultimately collected. Where the risk of collection remains with Euronet, the receipt of cash continues to be carried on the Consolidated Balance Sheet in each of trade accounts receivable and accrued expenses and other current liabilities. Amounts outstanding under these arrangements are generally $2 million or less.
We believe that the short-term debt obligations can be refinanced at terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt – We have $175 million in principal amount of 3.5% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from October 15, 2012 through April 14, 2013 and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
We also have $140 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from December 20, 2009 through June 14, 2010 and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
Should holders of the convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to be able to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures and in Note 11, Debt Obligations, to the Consolidated Financial Statements.

Proceeds from issuance of shares and other capital contributions – We have established, and shareholders have approved, share compensation plans (the “SCP”) that allow the Company to make grants of shares of restricted Common Stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During 2007, 494,200 stock options were exercised at an average exercise price of $14.16, resulting in proceeds to us of approximately $7.0 million.
We also sponsor a qualified Employee Stock Purchase Plan (“ESPP”) under which we reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During 2007, we issued 49,500 shares at an average price of $24.19 per share, resulting in proceeds to us of approximately $1.2 million.
These plans are discussed further in Note 17, Stock Plans, to the Consolidated Financial Statements.
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
We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller has disputed this conclusion and has initiated ad hoc arbitration as provided for in the purchase agreement. A global public accounting firm has been engaged as an independent expert to review the results of the computation. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash or a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
See the section entitled “contingencies” below for discussion of liquidity and capital resources involving a settlement agreement related to a previous agreement to acquire La Nacional.
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2008 and 2013. The leases bear interest between 2.5% and 12.5% per year. As of December 31, 2007, we owed $16.6 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for 2007 were $45.5 million, of which $3.0 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office and data center computer equipment and software. We also incurred $3.0 million during 2007 for a company-wide, three-year Microsoft license. Included in capital expenditures for office and data center equipment and software for 2007 is approximately $4.1 million in capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2008 are estimated to be approximately $35 million to $45 million.

An additional $2.9 million in software development cost was capitalized during 2007 for the development and enhancement of our EFT Processing Segment software products. See Note 20, Computer Software to be Sold, to the Consolidated Financial Statements for a further discussion.
In the Prepaid Processing Segment, approximately 93,000 of the approximately 396,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
In the EFT Processing Segment, we are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network and in our processing centers in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV (Europay, MasterCard and Visa) chip card support. During the first quarter 2008, we expect to incur approximately $0.5 million in capital expenditures at our processing center in Budapest, Hungary for further EMV upgrades. Additionally, as regulations change or new regulations or mandates are issued, we may have additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities were available to us, we would consider increasing future capital expenditures to expand this network in new or existing markets.
Litigation — During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that we owed approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after we terminated our business with the Contractor and established a cash supply agreement with another supplier. In the first quarter 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was paid and recorded as selling, general and administrative expenses of the EFT Processing Segment during 2007.
Contingencies
Settlement agreement with La Nacional – On January 12, 2007, we signed a stock purchase agreement to acquire La Nacional and certain of its affiliates, subject to regulatory approvals and other customary closing conditions. In connection with this agreement, on January 16, 2007 we deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds were not permitted to be released except upon mutual agreement between La Nacional’s stockholder and us or through legal remedies available in the agreement.
On April 5, 2007, we gave notice to the stockholder of La Nacional of the termination of the stock purchase agreement, alleging certain breaches of the terms thereof by La Nacional and requested the release of the $26 million held in escrow under the terms of the agreement. La Nacional’s stockholder denied such breaches occurred, contested such termination and did not consent to our request for release of the escrowed funds. While pursuing all legal remedies available to us, we engaged in negotiations with La Nacional and its stockholder to determine whether the dispute could be resolved through revised terms for the acquisition or some other mutually agreeable method.
On January 10, 2008, we entered into a settlement agreement with La Nacional, certain of its affiliates and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition of La Nacional and certain of its affiliates, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Among other terms and conditions, the settlement agreement contains mutual releases in connection with litigation and provided for the release to us of the $26 million held in escrow, plus interest earned on the escrowed funds. In connection with the settlement, we expensed $1.3 million in acquisition costs and other settlement costs during 2007.
From time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.

Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, with the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $4.1 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur approximately $1.0 million in additional capital expenditures associated with the development of the necessary systems and capabilities to enter this business. We expect that the necessary systems and capabilities will be completed and we will be processing transactions during the first quarter 2008.
Fraudulent card transactions – During the fourth quarter 2007, we recorded losses of approximately $1.9 million, primarily in Poland and Hungary, as a result of certain fraudulent transactions on our network. We are taking remedial action to prevent similar transactions and expect the amounts to be reduced significantly in the first quarter 2008 and eliminated in the second quarter 2008.
Stock plans
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
We have total unrecognized compensation cost related to unvested stock option and restricted stock awards of $24.2 million that will be recognized over a weighted average period of 4.2 years.
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
OFF BALANCE SHEET ARRANGEMENTS
We have certain significant off balance sheet items described below and in the following section, “—Contractual Obligations” (also see Note 24, Guarantees, to the Consolidated Financial Statements).
As of December 31, 2007 we had $30.7 million of bank guarantees issued on our behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks.
On occasion we grant guarantees in support of obligations of subsidiaries. As of December 31, 2007, we had granted guarantees for cash in various ATM networks amounting to $25.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.1 million over the terms of the agreements with the customers.

 From time to time, we enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Consolidated Balance Sheet. As of December 31, 2007, the balance of ATM network cash for which the we were responsible was approximately $420 million. We maintain insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of the applicable governmental authorities.
We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have money transfer operations. We are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of December 31, 2007.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2007:

		Payments due by period
		Less than 1			More than
(in thousands)	Total	year	1-3 years	4-5 years	5 years
Long-term debt obligations, including interest	$667,140	$24,398	$190,227	$221,771	$230,744
Estimated contingent acquisition obligations	22,500	20,000	1,250	1,250	—
Obligations under capital leases	19,473	6,501	9,987	2,761	224
Obligations under operating leases	63,388	17,098	28,435	15,371	2,484

Total	$772,501	$67,997	$229,899	$241,153	$233,452

For the purposes of the above table, our $140 million convertible debentures issued in December 2004 are considered due during 2009, and our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first years in which holders have the right to exercise their put option. Additionally, the above table only includes interest on these convertible debentures up to these dates. Although in certain circumstances we may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $315 million in convertible debentures, the table above assumes that these circumstances will not be met and the Credit Facility will be fully repaid at maturity. We have assumed $62.2 million will be outstanding at all times under the revolving credit facility. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2007. For additional information on debt obligations, see Note 11, Debt Obligations, to the Consolidated Financial Statements.
Estimated contingent acquisition obligations as of December 31, 2007 include: 1) $20 million in cash and/or Euronet Common Stock to be provided to the sellers of RIA upon the assumed settlement of the CVRs and SARs during October 2008; and 2) additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2009 and 2010 in connection with the acquisition of Brodos, totaling up to $2.5 million. See Note 5, Acquisitions, to the Consolidated Financial Statements for a more complete description of these acquisitions.
For additional information on capital and operating lease obligations, see Note 14, Leases, to the Consolidated Financial Statements.
Our total liability for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) was $7.4 million as of December 31, 2007. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 15, Income Taxes, to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions, and revenue recognition. We base base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A – Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
Accounting for income taxes
The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.   We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity’s, or group of entities’, ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.   In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 15, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $53.3 million as of December 31, 2007, partially offset by a valuation allowance of $8.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.   Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2007. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Additionally, effective January 1, 2007, we adopted the provisions of FIN 48, which is intended to reduce the diversity associated with certain aspects of measurement and recognition related to accounting for income taxes. FIN 48 requires substantial management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.
Goodwill and other intangible assets
In accordance with SFAS No. 141, “Business Combinations,” we allocate the acquisition purchase price to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2007, the Consolidated Balance Sheet includes goodwill of $762.7 million and acquired intangible assets, net of accumulated amortization, of $156.8 million.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. Our annual impairment tests during the years 2007, 2006 and 2005 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumption could change, which may result in the recording of material non-cash impairment charges during the year in which these changes take place.
See “Impact of New and Emerging Accounting Pronouncements Not Yet Adopted” below for discussion regarding issuance of SFAS No. 141R, “Business Combinations,” that will be effective for acquisitions we complete after January 1, 2009.
Impairment or disposal of long-lived assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Revenue recognition
In accordance with U.S. GAAP, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of our revenues are comprised of monthly recurring management fees and transaction-based fees that are recognized when the transactions are processed or the services are performed. When determining the proper revenue recognition for monthly management fees and transaction-based fees, we consider the guidance in Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principle versus Net as an Agent,” EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and other various interpretations.
Certain of our noncancelable customer contracts provide for the receipt of up-front fees paid to or received from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services provided by the Company.

As prescribed by SAB 101 and SAB 104, we recognize revenue under these contracts based on proportional performance of services over the term of the contract, which generally results in “straight-line” revenue recognition of the contracts’ total cash flows, including any up-front payment.
We also record certain revenues in the EFT Processing Segment related to the sale of EFT software solutions for electronic payment and transaction delivery systems, including professional fees for implementation and customization, ongoing software maintenance and associated computer hardware. When determining the proper revenue recognition for these items, in addition to SAB 101, SAB 104, and EITF 00-21, we also consider the guidance contained in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Applying U.S. GAAP revenue recognition guidance to the software business requires more detailed knowledge of the rules and is subject to more complex judgment. For the year ended December 31, 2007, revenues from software and software-related products and services represented 3% of our total consolidated revenues.
Substantial management judgment and estimation is required in determining the proper revenue recognition methodology for our various revenue producing activities, as well as the proper and consistent application of our determined methodology.
SUBSEQUENT EVENTS
During 2007, in connection with our interest to acquire MoneyGram, we purchased 1.3 million shares of MoneyGram common stock at a cost basis of $20.0 million. Subsequent to December 31, 2007, the market price of MoneyGram common stock declined significantly. Based on trading prices for MoneyGram common stock on February 28, 2008, the value of the Company’s investment decreased to $4.9 million. On February 27, 2008, we decided not to submit a proposal to acquire MoneyGram. In connection with this decision, we expect to record expense before income tax benefit of approximately $15 million to $20 million during the first quarter 2008, representing the decline in value of MoneyGram stock, together with acquisition related expenses. The actual loss could be larger if the market price of MoneyGram common stock deteriorates further.
IMPACT OF NEW AND EMERGING ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
During 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for us beginning in the first quarter 2008; however, our adoption of SFAS No. 157 is not expected to have a material impact on the Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as deferred financing costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for us beginning in the first quarter 2008; however, our adoption of SFAS No. 159 is not expected to have a material impact on the Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions that we may complete after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that replaces Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which will change the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for Euronet on January 1, 2009 and will result in a change in the classification of noncontrolling interest from a component of liabilities to a component of equity in Consolidated Balance Sheets and will change the accounting for transactions with noncontrolling shareholders after the effective date.
In December 2007, the Securities and Exchange Commission issued SAB 110, “Certain Assumptions Used in Valuation Methods,” which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007. Because we have primarily utilized restricted stock since the beginning of 2005, the expected term has been an insignificant component of the amount of recorded share-based compensation. However, for future grants of stock options, if any, should the historical experience regarding the expected term of granted stock options be considered insufficient for estimating future expected terms, we may continue to use the “simplified method” for determining the expected term in situations allowed by SAB 110. Management is still analyzing the potential impact of the adoption of SAB 110; however, the impact on the Consolidated Financial Statements is not expected to be material.
FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, but not limited to, those referred to above and as set forth in Item 1A — Risk Factors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
In connection with completing the acquisition of RIA during the second quarter, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility, which accrue interest at variable rates. This revolving credit facility replaces our $50 million revolving credit facility. The credit facility may be expanded by up to an additional $150 million in term loans and up to an additional $25 million for the revolving line of credit, subject to satisfaction of certain conditions including pro forma debt covenant compliance. This facility substantially increases our interest rate risk.
As of December 31, 2007, our total outstanding debt was $557.8 million. Of this amount, $315 million, or 56% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.5% per annum. The $140 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of December 31, 2007 the fair value of our fixed rate convertible debentures was $332.6 million, compared to a carrying value of $315 million.

Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, an additional $50.0 million of our variable rate term debt, or 9% of our total debt, has been effectively converted to a fixed rate of 7.3%. As of December 31, 2007, the unrealized loss on the interest rate swap agreements was $1.0 million. Interest expense, including amortization of deferred debt issuance costs, for our total $365.0 million in fixed rate debt totals approximately $13.8 million per year, or a weighted average interest rate of 3.8% annually. Additionally, approximately $16.6 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2008 and 2013.
The remaining $176.2 million, or 32% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings, and borrow the remaining $12.5 million currently available under the revolving credit facility, a 1% increase in the applicable interest rate would result in additional annualized interest expense of approximately $1.9 million. For more information regarding our debt obligations, see Note 11, Debt Obligations, to the Consolidated Financial Statements.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the year ended December 31, 2007, 76% of our revenues were generated in non-U.S. dollar countries compared to 84% for the year ended December 31, 2006. The decrease in revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the second quarter 2007 acquisition of RIA, as well as increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. We estimate that, depending on the net foreign currency working capital position at a selected point in time, a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of up to approximately $20.0 million. This effect is estimated by segregating revenues, expenses and working capital by currency and applying a 10% currency depreciation and appreciation to the non-U.S. dollar amounts. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies have been positively impacted by the weakening of the U.S. dollar in 2006 and 2007. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of December 31, 2007, we had foreign currency derivative instruments, primarily forward contracts, outstanding with a notional value of $52.6 million, primarily in euros that were not designated as hedges and mature in a weighted average of five days. The fair value of these forward contracts as of December 31, 2007 was an unrealized loss of approximately $0.3 million, which was mostly offset by the unrealized gain on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Euronet Worldwide, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 29, 2008

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$267,591	$321,058
Restricted cash	140,222	80,703
Inventory — PINs and other	50,265	49,511
Trade accounts receivable, net of allowances for doubtful accounts of $6,248 at December 31, 2007 and $2,137 at December 31, 2006	290,378	212,631
Deferred income taxes, net	13,570	9,356
Prepaid expenses and other current assets	40,458	15,212

Total current assets	802,484	688,471

Property and equipment, net of accumulated depreciation of $119,742 at December 31, 2007 and $91,883 at December 31, 2006	88,984	55,174
Goodwill	762,723	297,134
Acquired intangible assets, net of accumulated amortization of $45,561 at December 31, 2007 and $23,072 at December 31, 2006	156,751	50,649
Deferred income taxes, net	30,822	19,004
Other assets, net of accumulated amortization of $13,270 at December 31, 2007 and $10,542 at December 31, 2006	44,392	19,208

Total assets	$1,886,156	$1,129,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$307,108	$269,212
Accrued expenses and other current liabilities	169,246	99,039
Current portion of capital lease obligations	5,079	6,592
Short-term debt obligations and current maturities of long-term debt obligations	1,910	4,378
Income taxes payable	15,619	9,463
Deferred income taxes	7,609	4,108
Deferred revenue	16,603	11,318

Total current liabilities	523,174	404,110

Debt obligations, net of current portion	539,303	349,073
Capital lease obligations, net of current portion	11,520	13,409
Deferred income taxes	74,641	44,094
Other long-term liabilities	4,641	1,811
Minority interest	8,975	8,350

Total liabilities	1,162,254	820,847

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 49,159,968 and 37,647,782 issued at December 31, 2007 and December 31, 2006, respectively	983	749
Additional paid-in-capital	658,047	338,216
Treasury stock, at cost, 207,065 and 207,755 shares at December 31, 2007 and December 31, 2006, respectively	(379)	(196)
Subscriptions receivable	—	(170)
Accumulated deficit	(5,905)	(59,409)
Restricted reserve	957	780
Accumulated other comprehensive income	70,199	28,823

Total stockholders’ equity	723,902	308,793

Total liabilities and stockholders’ equity	$1,886,156	$1,129,640

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
EFT Processing Segment	$188,957	$158,320	$119,880
Prepaid Processing Segment	569,858	467,651	409,575
Money Transfer Segment	158,759	3,210	1,704

Total revenues	917,574	629,181	531,159

Operating expenses:
Direct operating costs	623,910	435,476	370,758
Salaries and benefits	114,697	74,256	58,760
Selling, general and administrative	65,650	38,101	31,489
Federal excise tax refund	(12,191)	—	—
Depreciation and amortization	48,331	29,494	22,800

Total operating expenses	840,397	577,327	483,807

Operating income	77,177	51,854	47,352

Other income (expense):
Interest income	16,296	13,750	5,874
Interest expense	(26,213)	(14,747)	(8,459)
Income from unconsolidated affiliates	908	660	1,185
Loss on early retirement of debt	(427)	—	—
Foreign currency exchange gain (loss), net	15,515	10,166	(7,495)

Total other income (expense)	6,079	9,829	(8,895)

Income from continuing operations before income taxes and minority interest	83,256	61,683	38,457
Income tax expense	(28,056)	(14,704)	(14,843)
Minority interest	(2,040)	(977)	(916)

Income from continuing operations	53,160	46,002	22,698

Gain (loss) from discontinued operations	344	—	(635)

Net income	$53,504	$46,002	$22,063

Earnings per share — basic:
Continuing operations	$1.17	$1.24	$0.65
Discontinued operations	0.01	—	(0.02)

Total	$1.18	$1.24	$0.63

Basic weighted average shares outstanding	45,260,803	37,037,435	35,020,499

Earnings per share — diluted:
Continuing operations	$1.10	$1.16	$0.62
Discontinued operations	0.01	$—	(0.02)

Total	$1.11	$1.16	$0.60

Diluted weighted average shares outstanding	51,014,086	42,456,137	36,831,320

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

		Additional			Employee
	No. of	Common	Paid in	Treasury	Loans for	Subscription
	Shares	Stock	Capital	Stock	Stock	Receivable
Balance at December 31, 2004	33,126,038	$663	$263,257	$(149)	$(47)	$(180)

Comprehensive income:
Net income
Translation adjustment
Recognition of cumulative translation adjustment from liquidation of France subsidiary
Comprehensive income
Stock issued under employee stock plans	1,289,922	26	8,305			56
Share-based compensation			5,582
Shares issued for acquisitions	1,384,782	28	34,882
Employee loans for stock	(24,311)			(47)	47
Other			(1)

Balance at December 31, 2005	35,776,431	717	312,025	(196)	—	(124)

Comprehensive income:
Net income
Translation adjustment
Comprehensive income
Stock issued under employee stock plans	1,539,014	31	14,630			(46)
Share-based compensation			7,366
Shares issued for acquisitions	109,542	2	4,123
Other	15,040	(1)	72

Balance at December 31, 2006	37,440,027	749	338,216	(196)	—	(170)

Comprehensive income:
Net income
Translation adjustment
Unrealized loss on interest rate swaps
Unrealized gain on available for sale securities
Comprehensive income
Stock issued under employee stock plans	809,313	19	8,177	(191)		170
Share-based compensation			7,799	8
Shares issued for acquisitions	4,329,035	87	149,594
Private placement of shares	6,374,528	128	154,192
Other			69

Balance at December 31, 2007	48,952,903	$983	$658,047	$(379)	$—	$—

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)

			Accumulated Other
			Comprehensive Income (Loss)
			Cumulative	Other
	Accumulated	Restricted	Translation	Comprehensive
	Deficit	Reserve	Adjustment	Income	Total (1)
Balance at December 31, 2004	$(127,474)	$774	$27,451	—	164,295

Comprehensive income:
Net income	22,063				22,063
Translation adjustment			(25,690)		(25,690)
Recognition of cumulative translation adjustment from liquidation of France subsidiary			691		691

Comprehensive income					(2,936)

Stock issued under employee stock plans					8,387
Share-based compensation					5,582
Shares issued for acquisitions					34,910
Employee loans for stock					—
Other		2			1

Balance at December 31, 2005	(105,411)	776	2,452	—	210,239

Comprehensive income:
Net income	46,002				46,002
Translation adjustment			26,371		26,371

Comprehensive income					72,373

Stock issued under employee stock plans					14,615
Share-based compensation					7,366
Shares issued for acquisitions					4,125
Other		4			75

Balance at December 31, 2006	(59,409)	780	28,823	—	308,793

Comprehensive income:
Net income	53,504				53,504
Translation adjustment			41,798		41,798
Unrealized loss on interest rate swaps				(994)	(994)
Unrealized gain on available for sale securities				572	572

Comprehensive income					94,880

Stock issued under employee stock plans					8,175
Share-based compensation					7,807
Shares issued for acquisitions					149,681
Private placement of shares					154,320
Other		177			246

Balance at December 31, 2007	$(5,905)	$957	$70,621	$(422)	$723,902

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$53,504	$46,002	$22,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,331	29,494	22,800
Share-based compensation	7,736	7,423	5,582
Unrealized foreign exchange (gain) loss, net	(9,296)	(10,102)	5,745
Loss (gain) from discontinued operations	(344)	—	635
Deferred income tax expense (benefit)	(2,003)	(188)	2,248
Income assigned to minority interest	2,040	977	916
Income from unconsolidated affiliates	(908)	(660)	(1,185)
Amortization of debt obligations issuance expense	2,354	2,031	1,568

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(5,595)	(1,392)	(290)
Restricted cash	(17,807)	2,865	(12,358)
Inventory — PINs and other	3,619	(21,395)	(7,550)
Trade accounts receivable	(12,511)	(28,999)	(53,938)
Prepaid expenses and other current assets	(20,210)	8,403	(16,340)
Trade accounts payable	7,542	45,299	67,001
Deferred revenue	4,853	3,109	(3,662)
Accrued expenses and other current liabilities	14,630	14,253	19,352
Other, net	2,401	(1,193)	(292)

Net cash provided by operating activities	78,336	95,927	52,295

Cash flows from investing activities:
Acquisitions, net of cash acquired	(352,684)	(2,069)	(120,689)
Acquisition escrow	(26,000)	—	—
Purchases of available for sale securities	(19,990)	—	—
Purchases of property and equipment	(38,083)	(20,454)	(18,245)
Purchases of other long-term assets	(4,224)	(4,665)	(1,284)
Other, net	1,044	1,063	708

Net cash used in investing activities	(439,937)	(26,125)	(139,510)

Cash flows from financing activities:
Proceeds from issuance of shares	167,727	14,680	8,377
Net borrowings (repayments) of short-term debt obligations and revolving credit agreements classified as current liabilities	(4,862)	(12,443)	12,766
Borrowings from revolving credit agreements classified as non-current liabilities	880,013	41,804	—
Repayments of revolving credit agreements classified as non-current liabilities	(888,950)	(12,761)	—
Proceeds from long-term debt obligations	190,000	—	175,000
Repayments of long-term debt obligations	(26,000)	—	—
Repayments of capital lease obligations	(10,414)	(6,375)	(5,299)
Cash dividends paid to minority interest stockholders	(2,798)	—	—
Debt issuance costs	(3,827)	—	(5,136)
Other, net	648	(183)	506

Net cash provided by financing activities	301,537	24,722	186,214

Effect of exchange differences on cash	6,597	6,602	(3,265)

Increase in cash and cash equivalents	(53,467)	101,126	95,734
Cash and cash equivalents at beginning of period	321,058	219,932	124,198

Cash and cash equivalents at end of period	$267,591	$321,058	$219,932

Interest paid during the period	$24,110	$12,851	$5,327
Income taxes paid during the period	24,698	18,147	14,143
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(1) ORGANIZATION

Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company, based upon revenues and volumes, and provides services through a sending network of agents and Company-owned stores in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network.
(2) BASIS OF PREPARATION
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control, but has the ability to exercise significant influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Results from operations related to entities acquired during the periods covered by the Consolidated Financial Statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year’s presentation.
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires that management make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions and revenue recognition. Actual results could differ from those estimates.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007 the Company corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to December 31, 2004. The impact of this adjustment on the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity is summarized in the table below:

	As Previously
(in thousands)	Reported	Adjustment	As Adjusted
As of December 31, 2006:
Goodwill	$278,743	$18,391	$297,134
Acquired intangible assets, net	$47,539	$3,110	$50,649
Total assets	$1,108,139	$21,501	$1,129,640

Deferred income taxes, non-current	$43,071	$1,023	$44,094
Accumulated deficit	$(58,480)	$(929)	$(59,409)
Accumulated other comprehensive income	$7,416	$21,407	$28,823
Total liabilities and stockholders’ equity	$1,108,139	$21,501	$1,129,640

As of December 31, 2005:
Accumulated deficit	$(104,787)	$(624)	$(105,411)
Accumulated other comprehensive income	$(2,058)	$4,510	$2,452

As of December 31, 2004:
Accumulated deficit	$(127,142)	$(332)	$(127,474)
Accumulated other comprehensive income	$4,738	$22,713	$27,451

The impact of this correction on the Company’s statements of income was to increase depreciation and amortization expense by $0.4 million, decrease operating income by $0.4 million and reduce net income, net of related income tax expense, by $0.3 million for each of the years ended December 31, 2006 and 2005. The correction decreased diluted earnings per share by $0.01 for each of the years ended December 31, 2006 and 2005. Due primarily to the impact of the correction on the Company’s foreign currency translation adjustment, total comprehensive income increased by $16.6 million for the year ended December 31, 2006 and decreased by $18.5 million for the year ended December 31, 2005. This correction did not impact the Company’s cash flows from operating, financing or investing activities.
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
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
Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. The Company’s annual impairment tests for the years ended December 31, 2007, 2006 and 2005 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
Other Intangibles – In accordance with SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 – 5 years
Trademarks and trade names	2 – 20 years
Developed software technology	5 years
Customer relationships	3 – 9 years
Patents	7 years
See Note 9, Goodwill and Acquired Intangible Assets, Net, for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangible assets.
Other assets
Other assets include deferred financing costs, costs related to in process acquisitions, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company’s investment is zero. Euronet’s investment in affiliates, primarily related to the Company’s 40% investment in e-pay Malaysia, as of December 31, 2007 and 2006 was $2.1 million and $3.3 million, respectively. Undistributed earnings in these affiliates as of December 31, 2007 and 2006 were $2.0 million and $3.3 million, respectively. During 2007, the Company recognized $0.7 million of equity losses related to e-pay Malaysia’s business in Indonesia. Based on the performance of e-pay Malaysia’s core business and expected future performance, management of the Company does not believe that the amount recorded as investment in e-pay Malaysia is impaired.
The Company has an investment in common stock of MoneyGram International, Inc. (“MoneyGram”)[NYSE: MGI] that is classified as available-for-sale and recorded in other assets on the Company’s Consolidated Balance Sheets. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as a component of accumulated other comprehensive income. As of December 31, 2007, the value of the investment is $20.6 million, which includes an increase in fair value of $0.6 million recorded in accumulated other comprehensive income. There were no available-for-sale investment securities held by the Company during 2006 or 2005. See further discussion in Note 26, Subsequent Events.
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
Accounting for uncertainty in income taxes – Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. See Note 15, Income Taxes, for further discussion regarding the adoption of FIN 48.

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
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in stockholders’ equity as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency derivative contracts, primarily forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statement of Income. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company’s Consolidated Statement of Income and Consolidated Balance Sheets is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 12, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
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
EFT Processing – Revenue in the EFT Processing Segment is derived from primarily two sources: i) transaction and management fees from owned and outsourced ATM, POS and card processing networks; and ii) from the sale of EFT software solutions for electronic payment and transaction delivery systems.
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
Certain of the Company’s non-cancelable customer contracts provide for the receipt of up-front fees from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services to be provided by the Company. As prescribed in SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” the Company recognizes revenue under these contracts based on proportional performance of services over the term of the contract. This generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts’ total cash flows, including any up-front payment received from the customer.
Revenue from the sale of EFT software solutions represent software license fees, professional service fees for installation and customization, ongoing software maintenance fees and revenue from the sale of hardware associated with the system.
The Company recognizes professional service fee revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by SAB 101, SAB 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately.
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage of completion method, following the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as prescribed by SOP 97-2. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire term of the contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $1.5 million and $2.1 million as of December 31, 2007 and 2006, respectively, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $2.5 million and $5.0 million as of December 31, 2007 and 2006, respectively and is recorded as deferred revenue until such time the above revenue recognition criteria are met.
Prepaid Processing – Substantially all of the revenue generated in the Prepaid Processing Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other telecommunication products. These fees and commissions are received from mobile and other telecommunication operators, top-up distributors or retailers. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” commissions received from mobile and other telecommunication operators are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is recorded as a direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
Money Transfer – In accordance with EITF 99-19, revenue for money transfer services represents a transaction fee in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenue and the associated direct operating cost is recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
Software capitalization
Computer software to be sold – The Company applies SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 20, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.
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

Computer software for internal use – The Company also develops software for internal use. These software development costs are capitalized based upon AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software development costs are capitalized after the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization ceases when the computer software project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of five years.
Share-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For equity classified awards, SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”). The portion of share-based compensation to be settled in cash is accounted for as a liability classified award. The fair value of these awards is remeasured at each reporting period and the related compensation expense is adjusted. The Company elected to adopt SFAS No. 123R utilizing the modified retrospective application method and, accordingly, financial statement amounts for the prior periods presented herein have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123R. The Company believes that this method achieves the highest level of clarity and comparability among the presented periods.
The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by the Company’s Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards that vest based on achieving annual performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. The Company has elected to use the “with and without method” when calculating the income tax benefit associated with its share-based payment arrangements. See Note 17, Stock Plans, for further disclosure.
Recent accounting pronouncements
During 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for Euronet beginning in the first quarter 2008. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as deferred financing costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for Euronet beginning in the first quarter 2008. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” At the acquisition date. SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for Euronet for acquisitions completed after January 1,

2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that replaces Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which will change the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for Euronet on January 1, 2009 and will result in a change in the classification of the Company’s noncontrolling interest from a component of liabilities to a component of equity in Consolidated Balance Sheets and will change the accounting for transactions with noncontrolling shareholders after the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, the Securities and Exchange Commission issued SAB 110, “Certain Assumptions Used in Valuation Methods,” which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007. Because the Company has primarily utilized restricted stock since the beginning of 2005, the expected term has been an insignificant component of the amount of recorded share-based compensation. However, for future grants of stock options, if any, should the historical experience regarding the expected term of granted stock options be considered insufficient for estimating future expected terms, the Company may continue to use the “simplified method” for determining the expected term in situations allowed by SAB 110. Management of the Company is still analyzing the potential impact of the adoption of SAB 110; however, the impact on the Consolidated Financial Statements is not expected to be material.
(4) EARNINGS PER SHARE
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

	As of December 31,
(dollar amounts in thousands)	2007	2006	2005
Reconciliation of net income to earnings available to common stockholders:
Net income	$53,504	$46,002	$22,063
Add: interest expense of 1.625% convertible debentures	3,175	3,189	—

Earnings available to common stockholders	$56,679	$49,191	$22,063

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	45,260,803	37,037,435	35,020,499
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	4,163,488	—
Weighted average shares issuable in connection with acquisition obligations (See Note 5 - Acquisitions)	478,149	36,514	—
Incremental shares from assumed conversion of stock options and restricted stock	1,111,646	1,218,700	1,810,821

Potentially diluted weighted average shares outstanding	51,014,086	42,456,137	36,831,320

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the years ended December 31, 2007, 2006 and 2005, the table does not include approximately 458,000, 240,000 and 762,000 options or shares of restricted stock, respectively, that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible senior debentures due 2024 and $175 million of 3.5% convertible debentures due 2025 (see Note 11, Debt Obligations) outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.5% issue, initially in December 2009 and October 2012, respectively, or earlier upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted net income per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the years ended December 31, 2007 and 2006 and, accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding for 2007 and 2006. The assumed conversion of the 1.625% convertible debentures was anti-dilutive for the year ended December 31, 2005 and, accordingly, the impact has been excluded from the above computations for 2005. Under the if-converted method, the assumed conversion of the 3.5% convertible debentures was anti-dilutive for the years ended December 31, 2007, 2006 and 2005. Accordingly, the impact has been excluded from the above computation of potentially dilutive weighted average shares outstanding.
(5) ACQUISITIONS
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
2007 Acquisitions:
Acquisition of RIA
On April 4, 2007, the Company completed the acquisition of the common stock of RIA, which expanded the Company’s money transfer operations in the U.S. and internationally. The purchase price of $505.5 million was comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $110.0 million, 3,685,098 contingent value rights (“CVRs”) and stock appreciation rights (“SARs”) valued at a total of $32.1 million and transaction costs of approximately $5.1 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date, which remains preliminary while management completes its valuation of the fair value of the net assets acquired.

	Estimated
(dollar amounts in thousands)	Life
Current assets		$78,220
Property and equipment	various	10,854
Customer relationships	3 - 8 years	73,280
Weighted average life	7.0 years
Trademarks and trade names	20 years	36,760
Software	5 years	1,610
Non-compete agreements	3 years	270
Other non-current assets		1,396
Goodwill	Indefinite	404,599

Assets acquired		606,989

Current liabilities		(85,062)
Non-current liabilities		(1,574)
Deferred income tax liability		(14,852)

Net assets acquired		$505,501

Pursuant to the terms of the Stock Purchase Agreement, $35.0 million in cash and 276,382 shares of Euronet Common Stock valued at $7.5 million are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement. These amounts have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the obligations will be met. The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at the Company’s option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. The combination of the CVRs and SARs entitle the sellers to additional consideration of at least $20 million in Euronet Common Stock or cash. Management has initially estimated the total fair value of the

CVRs and SARs at approximately $32.1 million using a Black Scholes pricing model. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments. Of the amount allocated to goodwill, approximately $225.5 million is deductible for income tax purposes.
Additionally, in April 2007, the Company combined its previous money transfer business with RIA and incurred total exit costs of approximately $0.9 million during 2007. These costs were recorded as operating expenses and represent the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during 2007; the write off of marketing materials and trademarks that have been discontinued or will not be used; the write off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. Additional costs incurred in association with exiting the Company’s previous money transfer business, if any, are not expected to be significant.
Other acquisitions:
During 2007, the Company completed three other acquisitions described below for an aggregate purchase price of $26.5 million, comprised of $18.1 million in cash, 275,429 shares of Euronet Common Stock valued at $7.6 million and notes payable of $0.8 million. In connection with one of these acquisitions, the Company agreed to certain contingent consideration arrangements based on the value of Euronet Common Stock and the achievement of certain performance criteria. Upon the achievement of certain performance criteria, during 2009 and 2010, the Company may have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
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
As of December 31, 2007, 75,743 shares of Euronet Common Stock issued in connection with these acquisitions remains in escrow subject to the achievement of certain performance criteria. These shares have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the performance criteria will be met.
2006 Acquisition:
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

	Estimated	Telerecarga	Other	Total
(dollar amounts in thousands)	Life	Telerecarga	Acquisitions	Total
Current assets		$—	$3,841	$3,841
Property and equipment	various	1,415	3,051	4,466
Customer relationships	8 years	10,295	14,703	24,998
Software	5 years	655	900	1,555
Patent	7 years	—	1,699	1,699
Trade name	2 years	254	—	254
Non-compete agreements	5 years	147	—	147
Deferred income tax asset		—	1,055	1,055
Goodwill	Indefinite	42,144	53,417	95,561

Assets acquired		54,910	78,666	133,576

Current liabilities		—	(687)	(687)
Deferred income tax liability		(3,892)	(5,442)	(9,334)

Net assets acquired		$51,018	$72,537	$123,555

Of the amounts allocated to goodwill and intangible assets (i.e., customer relationships, software, patent, trade name and non-compete agreements), approximately $74.7 million is deductible for income tax purposes. Of the total goodwill recorded of $95.6 million, $16.8 million relates acquisitions recorded in the Company’s EFT Processing Segment and the remaining $78.8 million relates to acquisitions recorded in the Company’s Prepaid Processing Segment.
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
•	In December 2005, EFT Services Holding B.V. (a wholly-owned subsidiary of Euronet) purchased 6.25% of Euronet Services Private Limited, the Company’s subsidiary in India (“Euronet India”), increasing its share ownership of Euronet India to 100%. Euronet India is included in the Company’s EFT Processing Segment and, since the Company’s ownership share previously exceeded 50%, has been a consolidated subsidiary since inception.

•	In two separate transactions, one in April 2005 and one in December 2005, EFT Services Holding B.V. purchased an additional 64% of Europlanet a.d. (“Europlanet”), a Serbian company, increasing its share ownership in Europlanet to 100%. Europlanet is an ATM and card processor that owns, operates and manages a network of ATMs and POS terminals. Upon obtaining a controlling interest in April 2005, Euronet began consolidating Europlanet’s financial position and results of operations. Euronet’s $0.2 million share of dividends declared prior to acquiring a controlling ownership share of Europlanet was recognized as income from unconsolidated affiliates during 2005.

•	In October 2005, Euronet EFT Services Hellas EPE (a wholly-owned subsidiary of Euronet) acquired all of the share capital of Instreamline S.A. (“Instreamline”), a Greek company that provides card processing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. Instreamline will complement the Company’s EFT Processing Segment. Subsequent to the acquisition, Instreamline was renamed Euronet Card Services Greece.

•	In May 2005, Euronet acquired all of the outstanding membership interests in Continental Transfer, LLC and a wholly-owned subsidiary, TelecommUSA, Limited (“TelecommUSA”), a company based in North Carolina. TelecommUSA, which became Euronet Payments & Remittance, Inc. (“Euronet Payments & Remittance”), provided money transfer services, primarily to consumers in the U.S. to destinations in Latin America, and bill payment services within the U.S. This acquisition launched the Company’s money transfer and bill payment business.

•	In March 2005, to enhance the Company’s U.S. prepaid processing business, PaySpot (a wholly-owned subsidiary of Euronet) purchased substantially all of the assets of Dynamic Telecom, Inc. (“Dynamic Telecom”), a company based in Iowa. Dynamic Telecom’s distribution network in convenience store chains throughout the U.S. provides several types of prepaid products including wireless, long distance and gift cards via POS terminals.

•	In March 2005, the Company exercised its option to acquire an additional 41% of the shares of ATX Software, Ltd. (“ATX”) and increased its share ownership in ATX to 51%. Euronet originally acquired a 10% share in ATX in May 2004. Euronet’s $0.1 million share of dividends declared prior to acquiring the additional 41% ownership share of ATX was recognized as income from unconsolidated affiliates during 2005. Upon the increase in ownership from 10% to 51%, Euronet consolidated ATX’s financial position and results of operations.
During 2006, the Company issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of contingent payment arrangements associated with the Company’s 2005 acquisitions. This settlement was recorded as an increase in goodwill.
Unaudited Pro Forma and Condensed Statements of Net Income:
The following unaudited pro forma financial information presents the condensed combined results of operations of Euronet for the years ended December 31, 2007 and 2006, as if the acquisition of RIA described above had occurred on January 1, 2006. Adjustments were made to reflect the impact of events that are a direct result of the acquisition and are expected to have a continuing impact on the Company’s combined results of operations, including amortization of purchased intangible assets that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition of Euronet that would have been reported had the acquisitions been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of the future consolidated results of operations or financial condition of Euronet.

	Pro Forma
	Year Ended December 31,
(in thousands, except per share data)	2007	2006
Revenues	$963,763	$808,134
Operating income	$66,021	$60,496
Net income	$40,225	$27,814

Per share data:
Net income per share-basic	$0.87	$0.68
Net income per share-diluted	$0.83	$0.65
(6) NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $3.0 million, $4.9 million and $3.8 million during the years ended December 31, 2007, 2006 and 2005, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
See Note 5, Acquisitions, for a description of non-cash financing and investing activities related to the Company’s acquisitions.

(7) RESTRICTED CASH
The restricted cash balances as of December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
(in thousands)	2007	2006
Cash held in trust and/or cash held on behalf of others	$108,422	$64,715
Acquisition escrow	27,307	—
Collateral on bank credit arrangements	1,725	14,167
ATM network cash	423	637
Other	2,345	1,184

Total	$140,222	$80,703

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
Acquisition escrow represents cash placed in escrow in connection with an agreement to acquire Envios de Valores La Nacional Corp. and its U.S. based affiliates (“La Nacional”). See Note 22, Litigation and Contingencies, for further discussion of events related to the Company’s agreement with La Nacional.
(8) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2007 and 2006 are as follows:

	As of December 31,
(in thousands)	2007	2006
ATMs	$97,361	$75,568
POS terminals	30,962	25,473
Vehicles and office equipment	27,630	8,990
Computers and software	52,773	37,026

	208,726	147,057
Less accumulated depreciation and amortization	(119,742)	(91,883)

Total	$88,984	$55,174

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2007, 2006 and 2005 was $25.5 million, $19.3 million and $14.7 million, respectively.

(9) GOODWILL AND ACQUIRED INTANGIBLES ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$147,713	$37,922	$60,429	$19,202
Trademarks and tradenames	43,191	2,992	5,142	1,218
Software	8,961	4,125	6,127	2,381
Patent	1,701	168	1,701	58
Non-compete agreements	746	354	322	213

Totals	$202,312	$45,561	$73,721	$23,072

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2006 and 2007.

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2006 (Adjusted — See Note 2)	$52,060	$270,199	$322,259
Increases (decreases):
2006 acquisitions	2,469	—	2,469
Earn-out payment related to 2005 acquisitions	—	4,125	4,125
Adjustments to other 2005 acquisitions	232	(628)	(396)
Amortization	(8,794)	—	(8,794)
Other (primarily changes in foreign currency exchange rates)	4,682	23,438	28,120

Balance as of December 31, 2006 (Adjusted — See Note 2)	$50,649	$297,134	$347,783

Increases (decreases):
Acquisition of RIA	111,920	404,599	516,519
Other 2007 acquisitions	8,366	21,553	29,919
Adjustment to 2006 acquisition	(116)	—	(116)
Amortization	(20,932)	—	(20,932)
Other (primarily changes in foreign currency exchange rates)	6,864	39,437	46,301

Balance as of December 31, 2007	$156,751	$762,723	$919,474

Of the total goodwill balance of $762.7 million as of December 31, 2007, $437.9 million relates to the Money Transfer Segment, $299.9 million relates to the Prepaid Processing Segment and the remaining $24.9 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $20.6 million, $8.8 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense on intangible assets as of December 31, 2007 with finite lives is expected to be $24.9 million for 2008, $24.8 million for 2009, $24.5 million for 2010, $19.2 million for 2011 and $16.5 million for 2012.

(10) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
(in thousands)	2007	2006
Accrued expenses	$48,831	$21,699
Accrued amounts due to mobile operators	94,935	76,713
Money transfer settlement obligations	25,480	627

Total	$169,246	$99,039

(11) DEBT OBLIGATIONS
Short-term debt obligations
Short-term debt obligations outstanding were $3.5 million at December 31, 2006 with a weighted average interest rate of 3.5%.
Long-term debt obligations
Long-term debt obligations consist of the following as of December 31, 2007 and 2006:

	Year Ended December 31,
(in thousands)	2007	2006
1.625% convertible senior debentures, unsecured, due 2024	$140,000	$40,000
3.50% convertible debentures, unsecured, due 2025	175,000	175,000
Term loan, due 2014	164,000	—
Revolving credit agreements	62,203	34,073
Other	—	923

	541,203	349,996

Less current maturities of long-term debt obligations	(1,900)	(923)

Long-term debt obligations	$539,303	$349,073

On December 15, 2004, the Company completed the sale of $140 million of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). The Company received net proceeds from the sale of $135.4 million, after fees totaling $4.6 million. The Convertible Senior Debentures have an interest rate of 1.625% per annum payable semi-annually in June and December, and are convertible into a total of 4.2 million shares of Euronet Common Stock at a conversion price of $33.63 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Senior Debentures may not be redeemed by the Company until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the Convertible Senior Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Senior Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Senior Debentures, the Company recorded $4.6 million in debt issuance costs, which is being amortized over five years, the term of the initial put option by the holders of the Convertible Senior Debentures. The Convertible Senior Debentures are general unsecured and unsubordinated obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations and senior in right of payment to all of the Company’s future subordinated indebtedness. The Convertible Senior Debentures are effectively subordinated to existing and future secured indebtedness, including indebtedness under the Company’s credit facilities with respect to any collateral securing such indebtedness. The Convertible Senior Debentures are not guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness or other additional indebtedness.

On October 4, 2005, the Company completed the sale of $175 million of 3.5% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sale of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.5% per annum payable semi-annually in April and October, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company until October 20, 2012 but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will not be subordinated in right of payment to the $140 million 1.625% Convertible Senior Debentures described above. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet’s subsidiaries. The Convertible Debentures are not guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.
In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”) that replaced the previous $50 million revolving credit facility. The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum original principal amortization requirement, payable quarterly, with the remaining balance outstanding due in April 2014. The $100 million revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio, and expires in April 2012. The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions, including pro-forma debt covenant compliance. The new agreements contain certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. The leverage ratios step down on various dates through September 2008. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans. Euronet and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted security interests in the shares (or other equity interests) of certain subsidiaries along with a security interest in certain other personal property collateral of Euronet and certain subsidiaries. The weighted average interest rate of the Company’s borrowings under the term loan was 7.1% as of December 31, 2007.
As of December 31, 2007, the Company had $62.2 million in borrowings and $25.3 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. As of December 31, 2006, the Company had $34.1 million in borrowings and $2.8 million in stand-by letters of credit/bank guarantees outstanding against the $50 million revolving credit facility that was replaced during 2007. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company’s consolidated total leverage ratio. At December 31, 2007 the stand-by letter of credit interest charges were 1.50% per annum. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the December 31, 2007 and 2006 Consolidated Balance Sheets. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 7.0% and 8.1% as of December 31, 2007 and 2006, respectively.
During the year ended December 31, 2007, the Company repaid $26.0 million of the term loan, of which $1.4 million was pursuant to mandatory repayments, while $24.6 million represented prepayment of amounts not yet due and resulted in the Company recognizing a $0.4 million loss on early retirement of debt.
As of December 31, 2007, aggregate annual maturities of long-term debt are $1.9 million in 2008, $141.9 million in 2009, $1.9 million in 2010, $1.9 million in 2011, $239.1 million in 2012 and $154.5 million in periods thereafter. This maturity schedule reflects amounts borrowed under the revolving credit agreement maturing in 2012 and the term loan maturing in 2014, consistent with the contractual maturities of the agreements. For Convertible Debentures, the maturity schedule reflects a due date that coincides with the term of the initial put option by the holders of the Convertible Debentures.

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan as required under the agreement, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of December 31, 2007, the Company has recorded a liability of $1.0 million in the other long-term liabilities caption on the Company’s Consolidated Balance Sheets to recognize the fair value of the swap agreements. The offset is recorded in accumulated other comprehensive income. The fair value of swap agreements is based on quotations received from the agreement counterparties and represents the net amount the Company would have been required to pay at December 31, 2007 to terminate the positions. If the Company does not terminate these swap agreements prior to the maturity date, the fair value will be zero and no payment will be required to be made.
As of December 31, 2007, the Company had foreign currency derivatives contracts, including forward contracts and swap agreements, outstanding with a notional value of $52.6 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of five days.
(13) EQUITY PRIVATE PLACEMENT
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
(14) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2008 and 2013 and bear interest at rates between 2.5% and 13.5%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases as of December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
(in thousands)	2007	2006
ATMs	$34,185	$31,875
Other	4,327	3,294

Subtotal	38,512	35,169

Less accumulated amortization	(26,205)	(20,977)

Total	$12,307	$14,192

(b) Operating leases
The Company has non-cancelable operating leases, which expire over the next eleven years. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $21.1 million, $13.4 million and $10.6 million, respectively.

(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are:

	Capital	Operating
(in thousands)	Leases	Leases
Year ending December 31, 2008	$6,501	$17,098
2009	5,434	15,966
2010	4,553	12,469
2011	2,315	9,770
2012	446	5,601
thereafter	224	2,484

Total minimum lease payments	19,473	$63,388

Less amounts representing interest	(2,874)

Present value of net minimum capital lease payments	16,599

Less current portion of obligations under capital leases	(5,079)

Obligations under capital lease obligations, less current portion	$11,520

(15) TAXES
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income before income taxes for the years ended December 31, 2007, 2006 and 2005 are presented as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Income (loss) from continuing operations:
United States	$32,971	$22,831	$(20,508)
Europe	23,673	32,600	46,735
Asia Pacific	24,572	5,275	11,314

Income from continuing operations before income taxes	81,216	60,706	37,541

Gain (loss) from discontinued operations — Europe	344	—	(635)

Total income before income taxes	$81,560	$60,706	$36,906

There was no income tax expense or benefit associated with the Company’s results from discontinued operations in 2007 or 2005. The Company’s income tax expense for the years ended December 31, 2007, 2006 and 2005 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current tax expense:
U.S.	$5,720	$246	$296
Foreign	24,339	14,646	12,299

Total current	30,059	14,892	12,595

Deferred tax expense (benefit):
U.S.	$5,168	$439	$(111)
Foreign	(7,171)	(627)	2,359

Total deferred	(2,003)	(188)	2,248

Total tax expense	$28,056	$14,704	$14,843

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the federal statutory rate applicable to our U.S tax profile, which was 35% for 2007 and 34% for 2006 and 2005, were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2007	2006	2005
U.S. federal income tax expense at applicable statutory rate	$28,546	$20,640	$12,764
Tax effect of:
State income tax expense (benefit) at statutory rates	1,716	753	(511)
Non-deductible expenses	2,680	2,209	926
Share-based compensation	1,910	532	699
Other permanent differences	2,592	4,343	(4,560)
Difference between U.S. Federal and foreign tax rates	(5,947)	(4,589)	(2,868)
Impact of changes in tax rates	(1,222)	221	(165)
Provision in excess of foreign statutory rates	814	573	2,050
Change in valuation allowance	(5,480)	(8,066)	4,514
Other	2,447	(1,912)	1,994

Total income tax expense	$28,056	$14,704	$14,843

Effective tax rate	34.5%	24.2%	39.5%
The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2007	2006
Deferred tax assets:
Tax loss carryforwards	$31,640	$27,555
Share-based compensation	5,109	4,801
Accrued interest	1,883	1,868
Accrued expenses	5,889	3,001
Billings in excess of earnings	675	573
Property and equipment	3,926	3,855
Deferred financing costs	1,378	741
Other	2,795	362

Gross deferred tax assets	53,295	42,756

Valuation allowance	(8,903)	(14,396)

Net deferred tax assets	44,392	28,360

Deferred tax liabilities:
Intangibles related to purchase accounting	(25,989)	(15,775)
Tax amortizable goodwill	(9,944)	(2,401)
Accrued expenses	(2,185)	(1,889)
Intercompany notes	(10,631)	(5,667)
Investment securities	(2,322)	(738)
Accrued interest	(22,814)	(12,708)
Earnings in excess of billings	(410)	(365)
Capitalized research and development	(823)	(650)
Property and equipment	(2,384)	(2,867)
Investment in affiliates	(935)	(1,539)
Other	(3,813)	(3,603)

Total deferred tax liabilities	(82,250)	(48,202)

Net deferred tax liabilities	$(37,858)	$(19,842)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated to income taxes in the Consolidated Statements of Income with the following exceptions. The tax benefit of net operating losses generated from share based compensation have been excluded from the amounts disclosed for Tax Loss Carry Forwards and Valuation Allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $21.4 million will be allocated to additional paid in capital when utilized to offset taxable income.
As of December 31, 2007, 2006 and 2005, the Company’s U.S. federal and foreign tax loss carryforwards were $150.3 million, $135.1 million and $90.9 million, respectively, and U.S. state tax loss carryforwards were $60.4 million, $60.7 million and $64.5 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007.

At December 31, 2007, the Company had U.S. federal and foreign tax net operating loss carryforwards of $150.3 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2008	$458	$87
2009	803	153
2010	3,669	970
2011	4,256	1,104
2012	3,019	739
2013	308	79
Thereafter	134,628	39,952
Unlimited	3,143	4,934

Total	$150,284	$48,018

In addition, the Company’s state tax net operating losses of $60.4 million will expire periodically from 2008 through 2026.
Except for a portion of the earnings of e-pay Australia Pty Ltd., e-pay New Zealand Pty Ltd., and ATX Software, Ltd., no provision has been made in the accounts as of December 31, 2007, 2006 and 2005 for U.S. federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for identified exposures.
On December 15, 2004, the Company completed the sale of $140 million of 1.625% stated interest convertible senior debentures in a private offering. Additionally, on October 4, 2005, the Company completed the sale of $175 million of 3.5% stated interest convertible debentures in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the convertible debentures. Euronet has determined that amount to be 9.05% and 8.50% for the 1.625% convertible senior debentures and 3.5% convertible debentures, respectively, which is substantially in excess of the stated interest rate.
An issuer of convertible debt may not deduct any premium paid upon its repurchase of such debt if the premium exceeds a normal call premium. This denial of an interest deduction, however, does not apply to accruals of interest based on the comparable yield of a convertible debt instrument. Nonetheless, the anti-abuse regulation, set forth in Section 1.1275(g) of the Internal Revenue Code (“Code”), grants the Commissioner of the Internal Revenue Service authority to depart from the regulation if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to the debentures described above and ultimately sustained, our deductions for these debentures could be limited to the stated interest. The scope of the application of the anti-abuse regulations is unclear. The Company believes that the application of the Contingent Debt Regulations to the debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished; however, such a contrary position would not have any adverse impact on our reported tax expense, because there has been minimal tax benefit recognized for the difference between the stated interest and the comparable yield of the debentures.
Under Section 279(b) of the Code, no deduction is allowed for interest expense paid or incurred on corporate acquisition indebtedness in excess of $5 million. The $5 million interest deduction limit is reduced by the amount of interest paid or incurred on certain obligations that do not qualify as corporate acquisition indebtedness within the meaning ascribed by Section 279 but were issued to provide consideration for acquisitions. If a portion of the proceeds from the issuance of the 3.5% convertible debentures or the 1.625% convertible senior debentures, either alone or together with other debt proceeds, were used for a domestic acquisition and the 3.5% convertible debentures or 1.625% convertible senior debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279, interest deductions on such debt would be disallowed for tax purposes. We do not currently anticipate that this limitation would have a material impact on our ability to deduct the interest on the debentures.

Accounting for Uncertainty in Income Taxes
As of January 1, 2007, the Company adopted the provisions of FIN 48 and has analyzed its filing positions in all federal, state and foreign jurisdictions. As a result of this analysis, the Company recognized less than $0.1 million in additional unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands):
Balance as of January 1, 2007	$5,916
Additions based on tax positions related to 2007	2,033
Additions for tax positions of prior years	367
Reductions for tax positions of prior years	(587)
Settlements	(354)

Balance as of December 31, 2007	$7,375

The amount of unrecognized tax benefits as of January 1, 2007 included approximately $5.9 million of uncertain tax benefits and other items. As of December 31, 2007 and January 1, 2007, approximately $3.3 million and $2.8 million, respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $0.5 million as of January 1, 2007 and December 31, 2007. The following tax years remain open in the Company’s major jurisdictions as of December 31, 2007:

Poland	1999 through 2007
U.S. (Federal)	2000 through 2007
Spain	2003 through 2007
Australia	2003 through 2007
U.K.	2004 through 2007
Germany	2004 through 2007
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
(16) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Beginning balance-allowance for doubtful accounts	$2,137	$1,995	$1,373
Additions-charged to expense	2,220	1,763	976
Amounts written off	(555)	(1,819)	(229)
Impact of acquisition of RIA (See Note 5)	2,244	—	—
Other (primarily changes in foreign currency exchange rates)	202	198	(125)

Ending balance-allowance for doubtful accounts	$6,248	$2,137	$1,995

(17) STOCK PLANS
The Company has established, and shareholders have approved, share compensation plans (“SCPs”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment arrangement with the Company. With the exception of certain awards made to the Company’s employees in Germany, awards under the SCP plans are settled through the issuance of new shares under the provisions of the SCPs. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCPs. As of December 31, 2007, the Company has approximately 3.2 million in total shares remaining available for issuance under the SCPs.

The Company’s Consolidated Statements of Income includes share-based compensation expense of $7.7 million, $7.4 million and $5.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $0.4 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived. The Company did not record any tax benefit for the year ended December 31, 2005.
(a) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(thousands)
Balance at December 31, 2006 (1,309,559 shares exercisable)	2,213,889	$13.66
Granted	35,108	$29.20
Exercised	(494,200)	$14.16
Forfeited	(43,400)	$19.22
Expired	(26,295)	$17.37

Balance at December 31, 2007	1,685,102	$13.64	5.1	$27,568

Exercisable at December 31, 2007	1,323,294	$11.89	4.7	$23,965

Vested and expected to vest at December 31, 2007	1,641,488	$13.47	5.1	$27,134

Options outstanding that are expected to vest are net of estimated future option forfeitures. The Company received cash of $7.0 million, $12.9 million and $7.0 million in connection with stock options exercised during the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value of these options exercised was $7.6 million, $34.2 million and $24.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $2.0 million and will be recognized over the next 4.5 years, with an overall weighted average period of one year. The following table provides the fair value of options granted under the SCP during 2007, together with a description of the assumptions used to calculate the fair value using the Black-Scholes pricing model:

Year Ended
2007
Volatility	53.9%
Risk-free interest rate	4.9%
Dividend yield	0.0%
Assumed forfeitures	0.0%
Expected lives	6.5 years
Weighted-average fair value (per share)	$17.09
(b) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at December 31, 2006	1,038,675	$27.95
Granted	696,198	$29.62
Vested	(108,176)	$28.96
Forfeited	(208,304)	$26.77

Nonvested at December 31, 2007	1,418,393	$28.87

The fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $0.4 million and $2.7 million, respectively. As of December 31, 2007, there was $22.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 4.2 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2007, 2006 and 2005 was $29.62, $28.48 and $28.87 per share, respectively.
(c) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2007, 2006 and 2005 the Company issued 49,500, 41,492 and 42,365 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $24.19, $24.00 and $23.54, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.3 million for the year ended December 31, 2007 and $0.2 million for each of the years ended December 31, 2006 and 2005. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2007, 2006 and 2005 and the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2007	2006	2005
Volatility-weighted average	40.4%	31.6%	33.8%
Volatility-range	27.1% to 52.3%	28.0% to 34.7%	26.1% to 39.1%
Risk-free interest rate-weighted average	4.3%	4.2%	4.0%
Risk-free interest rate-range	3.1% to 5.0%	4.0% to 4.5%	4.0% - 4.0%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$5.18	$4.88	$4.73
(18) BUSINESS SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Effective January 1, 2007, the Company began reporting and managing the operations of the EFT Processing Segment and the former Software Solutions Segment on a combined basis. Additionally, as a result of the acquisition of RIA in April 2007, the Company began reporting the Money Transfer Segment. The Company’s former money transfer business, which was not significant, was previously reported within the Prepaid Processing Segment. Previously reported amounts have been adjusted to reflect these changes, which did not impact the Company’s Consolidated Financial Statements. As a result of these changes, the Company currently operates in the following three reportable operating segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, Asia and the Middle-East. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in the U.S., Europe, Africa, Asia Pacific and the Middle-East.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network.

In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the years ended December 31, 2007, 2006 and 2005:

	For the year ended December 31, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$188,957	$569,858	$158,759	$—	$917,574

Operating expenses:
Direct operating costs	75,241	464,874	83,795	—	623,910
Salaries and benefits	41,282	27,493	32,705	13,217	114,697
Selling, general and administrative	17,813	20,567	21,459	5,811	65,650
Federal excise tax refund	—	(12,191)	—	—	(12,191)
Depreciation and amortization	17,531	16,302	13,670	828	48,331

Total operating expenses	151,867	517,045	151,629	19,856	840,397

Operating income (loss)	37,090	52,813	7,130	(19,856)	77,177

Other income (expense):
Interest income	295	5,340	1,566	9,095	16,296
Interest expense	(4,503)	(4,851)	(1,257)	(15,602)	(26,213)
Income (loss) from unconsolidated affiliates	(26)	546	—	388	908
Loss on early retirement of debt	—	—	—	(427)	(427)
Foreign exchange gain, net	—	—	—	15,515	15,515

Total other income (expense)	(4,234)	1,035	309	8,969	6,079

Income (loss) from continuing operations before income taxes and minority interest	32,856	53,848	7,439	(10,887)	83,256
Income tax expense	171	(12,194)	7,563	(23,596)	(28,056)
Minority interest	302	(2,342)	—	—	(2,040)

Income (loss) from continuing operations	$33,329	$39,312	$15,002	$(34,483)	$53,160

Segment assets as of December 31, 2007	$226,159	$781,176	$699,305	$179,516	$1,886,156
Property and equipment as of December 31, 2007	$58,790	$13,638	$13,957	$2,599	$88,984

	For the year ended December 31, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$158,320	$467,651	$3,210	$—	$629,181

Operating expenses:
Direct operating costs	57,215	376,329	1,932	—	435,476
Salaries and benefits	36,057	22,561	2,353	13,285	74,256
Selling, general and administrative	14,884	17,011	1,863	4,343	38,101
Depreciation and amortization	14,804	14,128	357	205	29,494

Total operating expenses	122,960	430,029	6,505	17,833	577,327

Operating income (loss)	35,360	37,622	(3,295)	(17,833)	51,854

Other income (expense):
Interest income	485	4,508	23	8,734	13,750
Interest expense	(3,304)	(1,077)	3	(10,369)	(14,747)
Income from unconsolidated affiliates	(402)	1,062	—	—	660
Foreign exchange gain, net	—	—	—	10,166	10,166

Total other income (expense)	(3,221)	4,493	26	8,531	9,829

Income (loss) from continuing operations before income taxes and minority interest	32,139	42,115	(3,269)	(9,302)	61,683
Income tax expense	(6,403)	(7,972)	(179)	(150)	(14,704)
Minority interest	346	(1,323)	—	—	(977)

Income (loss) from continuing operations	$26,082	$32,820	$(3,448)	$(9,452)	$46,002

Segment assets as of December 31, 2006	$172,191	$694,437	$18,387	$244,625	$1,129,640
Property and equipment as of December 31, 2006	$43,972	$10,387	$613	$202	$55,174

	For the year ended December 31, 2005
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$119,880	$409,575	$1,704	$—	$531,159

Operating expenses:
Direct operating costs	45,164	324,516	1,078	—	370,758
Salaries and benefits	25,399	21,941	893	10,527	58,760
Selling, general and administrative	9,708	15,782	618	5,381	31,489
Depreciation and amortization	10,525	12,023	142	110	22,800

Total operating expenses	90,796	374,262	2,731	16,018	483,807

Operating income (loss)	29,084	35,313	(1,027)	(16,018)	47,352

Other income (expense):
Interest income	202	3,664	—	2,008	5,874
Interest expense	(2,205)	(938)	(8)	(5,308)	(8,459)
Income from unconsolidated affiliates	50	1,003	—	132	1,185
Foreign exchange loss, net	—	—	—	(7,495)	(7,495)

Total other income (expense)	(1,953)	3,729	(8)	(10,663)	(8,895)

Income (loss) from continuing operations before income taxes and minority interest	27,131	39,042	(1,035)	(26,681)	38,457
Income tax expense	(4,127)	(10,761)	45	—	(14,843)
Minority interest	(227)	(689)	—	—	(916)

Income (loss) from continuing operations	$22,777	$27,592	$(990)	$(26,681)	$22,698

Total revenues for the years ended December 31, 2007, 2006 and 2005, and property and equipment and total assets as of December 31, 2007 and 2006 summarized by geographic location, were as follows:

		Revenues		Property & Equipment, net		Total Assets
	For the year ended			as of December 31,		as of December 31,
(in thousands)	2007	2006	2005	2007	2006	2007	2006
U.K.	$251,045	$198,362	$184,421	$4,737	$2,593	$327,077	$253,145
U.S.	219,299	100,455	74,845	14,970	5,333	646,322	389,501
Australia	120,909	100,291	83,061	1,440	406	120,785	92,455
Poland	74,648	58,770	46,746	28,203	19,900	71,059	54,590
Spain	65,661	41,749	45,314	2,639	1,438	236,970	130,770
Germany	58,720	47,276	37,144	8,932	7,195	217,910	108,024
India	31,459	20,769	14,384	3,348	3,873	24,136	17,120
Other	95,833	61,509	45,244	24,715	14,436	241,897	84,035

Total	$917,574	$629,181	$531,159	$88,984	$55,174	$1,886,156	$1,129,640

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by our software subsidiaries, which are attributed to the U.S. or the U.K., depending on the location of the subsidiary recording the revenue.
(19) FINANCIAL INSTRUMENTS

(a) Concentrations of credit risk
Euronet’s credit risk primarily relates to trade accounts receivable and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base includes the most significant international card organizations and certain banks in the Company’s markets. The Prepaid Processing Segment’s customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company’s behalf and generally remit the cash within one week. Euronet performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 16, Valuation and Qualifying Accounts, for further disclosure.
The Company invests excess cash not required for use in operations primarily in high credit quality, short-term duration securities that the Company believes bear minimal risk. The two counterparties to the Company’s interest rate swap agreements are global financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit worthiness of these financial institutions.
(b) Fair value of financial instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, due to their short maturities. The carrying value of the Company’s term loan due 2014 and revolving credit agreements approximate fair value because interest is based on LIBOR that resets at various intervals less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or dealer quotations.

	2007		2006
	Carrying	Fair	Carrying
(in thousands)	Value	Value	Value	Fair Value
Available for sale investment securities	$20,562	$20,562	$—	$—
1.625% convertible senior debentures, unsecured, due 2024	140,000	149,804	140,000	151,795
3.50% convertible debentures, unsecured, due 2025	175,000	182,821	175,000	183,768
Interest rate swaps related to floating rate debt	(994)	(994)	—	—
Foreign currency derivative contracts	(328)	(328)	—	—
(20) COMPUTER SOFTWARE TO BE SOLD
Euronet engages in software development activities to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software development costs for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Beginning balance-capitalized development cost	$3,509	$1,440	$1,537
Additions	2,919	3,197	831
Amortization	(1,317)	(1,128)	(928)

Net capitalized development cost	$5,111	$3,509	$1,440

Research and development costs expensed for the years ending December 31, 2007, 2006 and 2005 were $3.6 million, $4.1 million and $1.9 million, respectively.
(21) GAIN (LOSS) FROM DISCONTINUED OPERATIONS
In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the period since the initial sale of the business during 2002, the Company relocated certain administrative functions to other Euronet subsidiaries and cleared liquidation procedures in France. During 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. Discontinued operations recorded during 2005 represent a $0.6 million loss on the final liquidation of the operations in France, which consists primarily of the reclassification to net income of the Company’s cumulative translation adjustment that had previously been recorded as a component of stockholders’ equity (accumulated other comprehensive income). There were no assets or liabilities held for sale at December 31, 2007 or 2006.

(22) LITIGATION AND CONTINGENCIES
Litigation
During 2005, a former cash supply contractor in Central Europe (the “Contractor”) claimed that the Company owed it approximately $2.0 million for the provision of cash during the fourth quarter 1999 and first quarter 2000 that had not been returned. This claim was made after the Company terminated its business with the Contractor and established a cash supply agreement with another supplier. During 2006, the Contractor initiated legal action in Budapest, Hungary regarding the claim. In April 2007, an arbitration tribunal awarded the Contractor $1.0 million, plus $0.2 million in interest, under the claim, which was recorded as selling, general and administrative expenses of the Company’s EFT Processing Segment.
Contingencies
On January 12, 2007, the Company signed a stock purchase agreement to acquire La Nacional and certain of its affiliates (“La Nacional”), subject to regulatory approvals and other customary closing conditions. In connection with this agreement, on January 16, 2007 the Company deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds were not permitted to be released except upon mutual agreement of the Company and La Nacional’s stockholder or through legal remedies available in the agreement.
On April 5, 2007, the Company gave notice to the stockholder of La Nacional of the termination of the stock purchase agreement, alleging certain breaches of the terms thereof by La Nacional and requested the release of the $26 million held in escrow under the terms of the agreement. La Nacional’s stockholder denied such breaches occurred, contested such termination and did not consent to our request for release of the escrowed funds. While pursuing all legal remedies available to us, we engaged in negotiations with La Nacional and its stockholder to determine whether the dispute could be resolved through revised terms for the acquisition or some other mutually agreeable method.
On January 10, 2008, the Company entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition of La Nacional, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Among other terms and conditions, the settlement agreement contains mutual releases in connection with litigation and provided for the release to the Company of the $26 million held in escrow, plus interest earned on the escrowed funds. In connection with the settlement, the Company recorded $1.3 million in deferred acquisition costs and other settlement costs during 2007.
During 2007, the Company recorded losses of approximately $1.9 million, primarily in Poland and Hungary, as a result of certain fraudulent transactions by card holders on our network. As of December 31, 2007, the recorded losses include an accrual of $0.9 million for amounts related to 2007 that have not yet been reported. It is reasonably possible that actual losses could vary from the amount accrued.
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
(23) FEDERAL EXCISE TAX REFUND
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During the fourth quarter 2007, the IRS completed an initial field examination confirming the amount of the claim and, therefore, the Company recorded $12.2 million for the amount of the refund claimed as a reduction to operating expenses of the Prepaid Processing Segment and as an other current asset. In addition, the Company expects to received approximately $1.2 million in interest on the amount claimed, which will be recorded as interest income when received.

(24) GUARANTEES
As of December 31, 2007 and 2006, the Company had $30.7 million and $32.0 million, respectively, of stand-by letters of credit/bank guarantees issued on its behalf. Of this amount $1.7 million and $14.2 million, respectively, are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees in support of obligations of subsidiaries. As of December 31, 2007, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $25.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.1 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of December 31, 2007, the balance of ATM network cash for which the Company was responsible was approximately $420 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2007 or 2006.
(25) RELATED PARTY TRANSACTIONS
See Note 5, Acquisitions, for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
The Company leases service hours for an airplane from a company owned by Mr. Michael J. Brown, Euronet’s Chief Executive Officer and Chairman of the Board of Directors, and Mr. Daniel R. Henry, who was a member of Euronet’s Board of Directors until February 6, 2008. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred $0.2 million during 2007 and less than $0.1 million during 2006, in expenses for the use of this airplane.

(26) SUBSEQUENT EVENTS
During 2007, in connection with the Company’s interest in acquiring MoneyGram, the Company made an initial investment in MoneyGram by purchasing 1.3 million shares of common stock at a cost basis of $20.0 million. Subsequent to December 31, 2007, the market price of MoneyGram common stock declined significantly. Based on trading prices for MoneyGram common stock on February 28, 2008, the value of the Company’s investment decreased to $4.9 million. On February 27, 2008, the Company decided not to submit a proposal to acquire MoneyGram. In connection with this decision, the Company expects to record expense before income tax benefit of approximately $15 million to $20 million during the first quarter 2008, representing the decline in value of MoneyGram stock, together with acquisition related expenses. The actual loss could be larger if the market price of MoneyGram common stock deteriorates further.
(27) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter (2)	Quarter (2)	Quarter	Quarter (2)
Year Ended December 31, 2007:
Net revenues	$170,417	$237,133	$246,317	$263,707
Operating income	$11,917	$15,770	$18,434	$31,056
Net income	$9,461	$8,496	$15,921	$19,626
Earnings per common share:
Basic	$0.25	$0.18	$0.33	$0.40
Diluted (1)	$0.23	$0.17	$0.31	$0.37

Year Ended December 31, 2006:
Net revenues	$146,970	$153,803	$161,653	$166,755
Operating income	$12,253	$12,142	$13,006	$14,453
Net income	$9,299	$11,054	$10,331	$15,318
Earnings per common share:
Basic	$0.25	$0.30	$0.28	$0.41
Diluted (1)	$0.24	$0.28	$0.26	$0.38

(1)	With the exception of the second quarter 2007, the assumed conversion of the Company’s $140 million 1.625% convertible debentures under the “if-converted” method was dilutive and, accordingly, the impact has been included in the computation of diluted earnings per common share for these periods.

(2)	Amounts shown above for the first and second quarters 2006 and 2007, as well as the fourth quarter 2006, have been adjusted from amounts previously reported for the impact of the correction of an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets. The impact of the adjustment was to decrease net income by approximately $0.1 million for each of these quarters. See Note 2, Basis of Presentation, for further discussion.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
Management has not conducted an assessment of the internal control over financial reporting of Omega Logic, Ltd. (UK) and Omega Logic France S.a.r.l. (France) (collectively “Omega Logic”) and RIA Envia, Inc. It was not possible to conduct a complete assessment of the internal control over financial reporting for these subsidiaries in the period between the completion of the acquisition during 2007 and the date of our management’s assessment of our internal control over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2007 does not include the internal controls over financial reporting of Omega Logic, and RIA Envia, Inc, which are included in our Consolidated Financial Statements for approximately 11 months, and 9 months, respectively. The Consolidated Statement of Income for 2007 include approximately $202.3 million, or approximately 22%, of total revenues related to Omega Logic and RIA Envia, Inc. Additionally, the Consolidated Balance Sheet includes total assets for Omega Logic and RIA Envia, Inc. as of December 31, 2007 of $717.8 million, or approximately 38%, of consolidated total assets.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which immediately follows this report.

/s/ Michael J. Brown

Michael J. Brown
Chairman and Chief Executive Officer

/s/ Rick L. Weller

Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 29, 2008

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited Euronet Worldwide Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Euronet Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Euronet Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Omega Logic and RIA Envia, Inc. during 2007, and management excluded from its assessment of the effectiveness of Euronet Worldwide, Inc.’s internal controls over financial reporting as of December 31, 2007. Omega Logic and RIA Envia, Inc.’s internal control over financial reporting associated with total assets of $717.8 million and total revenues of $202.3 million, included in the consolidated financial statements of Euronet Worldwide, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Euronet Worldwide, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Omega Logic and RIA Envia, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Euronet Worldwide as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
February 29, 2008
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Compliance” and “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders for 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.euronetworldwide.com under Investors/Corporate Governance.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Executive Compensation,” “Compensation Disclosure and Analysis” and “Compensation Committee Report” in the Proxy Statement for the Annual Meeting of Shareholders for 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders for 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed as Part of this Report.
1. Financial Statements
The Consolidated Financial Statements and related notes, together with the report of KPMG LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.
2. Schedules
None.
3. Exhibits
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: February 29, 2008	/s/ Michael J. Brown

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 29th day of February 2008 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen	Director

/s/ Andrzej Olechowski Andrzej Olechowski	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord	Director

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Stock Purchase Agreement dated November 21, 2006 by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc.; the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

2.2	First Amendment to Stock Purchase Agreement, dated April 2, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

2.3	Second Amendment to Stock Purchase Agreement, dated April 4, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.2 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 4.2 to the Company’s Registration Statement under the Securities Act of 1933 on Form S-8 on August 10, 2006, and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1(b) to the Company’s Form 8-K filed on February 29, 2008, and incorporated by reference herein)

3.3	Amendment No. 1 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997 (File No. 001-31648), and incorporated by reference herein)

3.4	Amendment No. 2 to Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.1	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.2	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003 (File No. 001-31648), and incorporated by reference herein)

4.3	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005, and incorporated by reference herein)

4.4	Specimen 1.625% Convertible Senior Debenture Due 2024 (Certificated Security) (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on February 5, 2005, and incorporated by reference herein)

4.5	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated by reference herein)

4.6	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on November 10, 2005, and incorporated by reference herein)

4.7	Securities Purchase Agreement, dated as of March 8, 2007, among Euronet Worldwide, Inc. and the Purchasers as listed on Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2007, and incorporated by reference herein)

4.8	Form of Contingent Value Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each contingent value rights associated with 1,842,549 shares of common stock (included as Exhibit B to the Stock Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

4.9	Form of Stock Appreciation Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each stock appreciation rights with respect to 1,842,549 shares of common stock (included as Exhibit C to the Stock Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

10.1	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Michael J. Brown, Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-31648), and incorporated by reference herein) (2)

10.2	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-31648), and incorporated by reference herein) (2)

Exhibit	Description
10.3	Employment Agreement executed in June 2003, between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President & Managing Director, EMEA (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein) (2)

10.4	Employment Agreement executed in October 2003, between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein) (2)

10.5	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-31648), and incorporated by reference herein) (2)

10.6	Euronet Worldwide, Inc. Stock Incentive Plan (1998), as amended (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-31648), and incorporated by reference herein) (2)

10.7	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

10.8	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q for the quarter ended September 30, 2002 (File No. 001-31648), and incorporated by reference herein) (2)

10.9	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle East and Africa (EMEA) (filed as Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein) (2)

10.10	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005, and incorporated by reference herein)

10.11	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006, and incorporated by reference herein) (2)

10.12	Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed February 28, 2007, and incorporated by reference herein) (2)

10.13	Credit Agreement dated as of April 4, 2007 among Euronet Worldwide, Inc., and certain subsidiaries and affiliates, as borrowers, certain subsidiaries and affiliates, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, California Bank & Trust, as syndication agent and Citibank, N.A., as documentation agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.14	Euronet Worldwide Inc. 2006 Stock Incentive Plan (Amended and Restated) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein) (2)

10.15	Transition Services Agreement and General Release dated as of March 6, 2007 between Euronet Worldwide, Inc. and Daniel R. Henry (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2007, and incorporated by reference herein) (2)

10.16	Employment Agreement dated April 4, 2007 between Euronet Worldwide, Inc. and Juan C. Bianchi (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2007, and incorporated by reference herein) (2)

10.17	Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated by reference herein) (2)

10.18	Euronet Worldwide, Inc. Executive Annual Incentive Plan (1) (2)

10.19	Letter Agreement dated January 30, 2008 between Euronet Worldwide, Inc. and John Romney for Confirmation of Terms of Resignation (1) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 – Certification of Chief Executive Officer (1)

31.2	Section 302 – Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.