Form 10-Q
period 2008-03-31
EURONET WORLDWIDE INC
filed 2008-05-09
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2008 was 49,035,026 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
		December 31,
	March 31, 2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,097	$267,591
Restricted cash	87,594	140,222
Inventory — PINs and other	50,654	50,265
Trade accounts receivable, net of allowances for doubtful accounts of $7,289 at March 31, 2008 and $6,248 at December 31, 2007	273,272	290,378
Deferred income taxes, net	14,298	13,570
Prepaid expenses and other current assets	48,391	40,458

Total current assets	711,306	802,484
Property and equipment, net of accumulated depreciation of $133,796 at March 31, 2008 and $119,742 at December 31, 2007	97,623	88,984
Goodwill	798,731	762,723
Acquired intangible assets, net of accumulated amortization of $53,750 at March 31, 2008 and $45,561 at December 31, 2007	155,889	156,751
Deferred income taxes, net	36,879	30,822
Other assets, net of accumulated amortization of $14,682 at March 31, 2008 and $13,270 at December 31, 2007	22,393	44,392

Total assets	$1,822,821	$1,886,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$235,538	$307,108
Accrued expenses and other current liabilities	194,552	169,246
Current portion of capital lease obligations	5,414	5,079
Short-term debt obligations and current maturities of long-term debt obligations	1,900	1,910
Income taxes payable	12,589	15,619
Deferred income taxes	7,991	7,609
Deferred revenue	16,262	16,603

Total current liabilities	474,246	523,174
Debt obligations, net of current portion	479,987	539,303
Capital lease obligations, net of current portion	11,169	11,520
Deferred income taxes	87,323	74,641
Other long-term liabilities	8,894	4,641
Minority interest	10,323	8,975

Total liabilities	1,071,942	1,162,254

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 49,210,963 issued at March 31, 2008 and 49,159,968 issued at December 31, 2007	984	983
Additional paid-in-capital	661,530	658,047
Treasury stock, at cost, 210,298 shares at March 31, 2008 and 207,065 shares at December 31, 2007	(493)	(379)
Accumulated deficit	(12,741)	(5,905)
Restricted reserve	1,001	957
Accumulated other comprehensive income	100,598	70,199

Total stockholders’ equity	750,879	723,902

Total liabilities and stockholders’ equity	$1,822,821	$1,886,156

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
EFT Processing Segment	$50,506	$42,047
Prepaid Processing Segment	144,225	127,581
Money Transfer Segment	52,332	789

Total revenues	247,063	170,417

Operating expenses:
Direct operating costs	165,953	120,664
Salaries and benefits	32,933	18,929
Selling, general and administrative	21,621	10,802
Depreciation and amortization	14,450	8,105

Total operating expenses	234,957	158,500

Operating income	12,106	11,917

Other income (expense):
Interest income	3,826	4,345
Interest expense	(6,867)	(3,581)
Income from unconsolidated affiliates	243	240
Impairment loss on investment securities	(17,502)	—
Loss on early retirement of debt	(155)	—
Foreign currency exchange gain, net	13,073	433

Total other income (expense)	(7,382)	1,437

Income from continuing operations before income taxes and minority interest	4,724	13,354
Income tax expense	(10,997)	(3,884)
Minority interest	(563)	(353)

Income (loss) from continuing operations	(6,836)	9,117
Gain from discontinued operations	—	344

Net income (loss)	(6,836)	9,461
Translation adjustment	31,722	2,615
Unrealized loss on interest rate swaps	(751)	—
Impairment loss on investment securities	(572)	—

Comprehensive income	$23,563	$12,076

Earnings (loss) per share — basic:
Continuing operations	$(0.14)	$0.24
Discontinued operations	—	0.01

Total	$(0.14)	$0.25

Basic weighted average shares outstanding	48,956,945	38,434,178

Earnings (loss) per share — diluted:
Continuing operations	$(0.14)	$0.22
Discontinued operations	—	$0.01

Total	$(0.14)	$0.23

Diluted weighted average shares outstanding	48,956,945	43,688,014

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(6,836)	$9,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,450	8,105
Share-based compensation	2,907	1,874
Foreign exchange (gain) loss, net	(13,073)	1,044
Non-cash impairment of investment securities	17,502	—
Gain from discontinued operations	—	(344)
Deferred income tax expense (benefit)	4,657	(348)
Income assigned to minority interest	563	353
Income from unconsolidated affiliates	(243)	(240)
Amortization of debt obligations issuance expense	725	283

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(1,579)	2,677
Restricted cash	27,484	(1,564)
Inventory — PINs and other	1,821	1,567
Trade accounts receivable	25,987	12,267
Prepaid expenses and other current assets	(3,531)	(3,995)
Trade accounts payable	(75,877)	(28,253)
Deferred revenue	(624)	1,201
Accrued expenses and other current liabilities	19,368	3,318
Other, net	892	84

Net cash provided by operating activities	14,593	7,490

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,786)	(14,959)
Acquisition escrow	26,000	(26,000)
Purchases of property and equipment	(10,001)	(3,384)
Purchases of other long-term assets	(938)	(2,008)
Other, net	182	51

Net cash provided (used) by investing activities	13,457	(46,300)

Cash flows from financing activities:
Proceeds from issuance of shares	462	160,432
Net repayments of short-term debt obligations and revolving credit agreements classified as current liabilities	(215)	—
Borrowings from revolving credit agreements classified as non-current liabilities	23,500	9,000
Repayments of revolving credit agreements classified as non-current liabilities	(74,143)	(28,157)
Repayments of long-term debt obligations	(10,000)	—
Repayments of capital lease obligations	(2,263)	(2,839)
Cash dividends paid to minority interest stockholders	—	(1,572)
Other, net	67	11

Net cash provided (used) by financing activities	(62,592)	136,875

Effect of exchange differences on cash	4,048	366

Increase (decrease) in cash and cash equivalents	(30,494)	98,431
Cash and cash equivalents at beginning of period	267,591	321,058

Cash and cash equivalents at end of period	$237,097	$419,489

Interest paid during the period	$4,149	$1,153
Income taxes paid during the period	6,881	2,075
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes and provides services through a sending network of agents and Company-owned stores in the U.S., the Caribbean, Europe and Asia, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2007, including the notes thereto, set forth in the Company’s 2007 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain amounts in prior years have been reclassified to conform to current period presentation.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007, the Company corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to December 31, 2006. The impact of this correction on the Company’s Unaudited Statements of Operations and Comprehensive Income was to increase depreciation and amortization expense by $0.2 million, decrease operating income by $0.2 million, reduce net income by $0.1 million and decrease diluted earnings per share by $0.01 for the three months ended March 31, 2007. Due primarily to the impact of the correction on the Company’s foreign currency translation adjustment, total comprehensive income increased by $1.3 million for the three months ended March 31, 2007. This correction did not impact the Company’s cash flows from operating, financing or investing activities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. Additionally, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Beginning January 1, 2009, the Company will adopt the provisions for those nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements. See Note 9, Fair Value Measurements, for the required fair value disclosures.
Investment in MoneyGram International, Inc.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the first quarter 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized $17.5 million in impairment losses associated with the investment and reversed the $0.6 million gain recorded during 2007 in other comprehensive income. Because of the Company’s decision not to submit a proposal to acquire MoneyGram, the investment was reclassified to other current assets on the Company’s Unaudited Consolidated Balance Sheet as of March 31, 2008. During the first quarter 2008, the Company also recorded acquisition related expenses totaling $3.0 million, which are included in selling, general and administrative expenses.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of March 31, 2008, the Company’s money transfer settlement obligations were $39.8 million.
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
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected or paid in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain, net in the Unaudited Consolidated Statements of Operations and Comprehensive Income. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable or payable, on the Company’s Unaudited Consolidated Statements of Operations and Comprehensive Income is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 6, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management of the Company is still evaluating the impact of the adoption of SFAS No. 161; however, the impact is not expected to be material.
(3) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted-average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, restricted stock and options to purchase the Company’s common stock. The following table provides a reconciliation of net income to earnings available to common stockholders and the computation of diluted weighted average number of common shares outstanding:

Three Months Ended
(dollar amounts in thousands)	March 31, 2007
Reconciliation of net income to earnings available to common stockholders:
Net income	$9,461
Add: interest expense related to 1.625% convertible debentures	737

Earnings available to common stockholders	$10,198

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	38,434,178
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488
Incremental shares from assumed conversion of stock options and restricted stock	1,090,348

Potentially diluted weighted average shares outstanding	43,688,014

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three months ended March 31, 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. For the three-month periods ended March 31, 2008 and 2007, the calculation of diluted earnings (loss) per share excludes approximately 3,192,000 and 295,000, respectively, stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. Additionally, for the three months ended March 31, 2008, the calculation of diluted loss per share excludes approximately 953,000 shares issuable in connection with acquisition obligations that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was anti-dilutive for the three months ended March 31, 2008 and dilutive for the three months ended March 31, 2007. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for both three-month periods ended March 31, 2008 and 2007.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2008 is presented below:

	Acquired
	Intangible		Total Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2007	$156,751	$762,723	$919,474
Increases (decreases):
Adjustment to acquisition of RIA	—	132	132
Amortization	(6,354)	—	(6,354)
Other (primarily changes in foreign currency exchange rates)	5,492	35,876	41,368

Balance as of March 31, 2008	$155,889	$798,731	$954,620

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2008, is expected to total $25.6 million for 2008, $25.5 million for 2009, $25.0 million for 2010, $19.9 million for 2011, $17.3 million for 2012 and $12.2 million for 2013.

The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2007 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(5) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2008 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2007	$62,203	$10	$16,599	$140,000	$175,000	$164,000	$557,812
Increases (decreases):
Net repayments	(50,643)	(215)	(1,612)	—	—	(10,000)	(62,470)
Capital lease interest	—	—	387	—	—	—	387
Foreign exchange gain	1,327	205	1,209	—	—	—	2,741

Balance at March 31, 2008	12,887	—	16,583	140,000	175,000	154,000	498,470

Less — current maturities	—	—	(5,414)	—	—	(1,900)	(7,314)

Long-term obligations at March 31, 2008	$12,887	$—	$11,169	$140,000	$175,000	$152,100	$491,156

During the three months ended March 31, 2008, the Company repaid $10.0 million of the term loan, of which $0.5 million was a scheduled repayment. The remaining $9.5 million represents prepayment of amounts not yet due and resulted in the Company recognizing a $0.2 million pre-tax loss on early retirement of debt.
(6) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of March 31, 2008, the Company has recorded a liability of $1.7 million in the other long-term liabilities caption on the Company’s Unaudited Consolidated Balance Sheet to recognize the fair value of the swap agreements. The impact to accumulated other comprehensive income for the first quarter 2008 was a loss of $0.8 million. The fair value of swap agreements is based on the London Inter-Bank Offered Rate ("LIBOR") swap rate, credit spreads and other relevant market conditions.
As of March 31, 2008, the Company had foreign currency forward contracts outstanding with a notional value of $52.9 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of six days.
(7) STOCK PLANS
During the first quarter 2008, the Company granted 147,402 shares of performance-based restricted stock to executives, having a total value of $2.9 million on the grant date. The shares shall vest during the years 2009 through 2013 upon the attainment of certain financial performance goals, combined with continued employment on the vesting date. Additionally, 22,651 shares of restricted stock were granted or accelerated during the first quarter 2008, having a value of $0.5 million on the date the shares were granted or accelerated, in connection with severance benefits due to an executive officer of the Company who resigned during the first quarter 2008.
(8) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company currently operates in the following three reportable operating segments.
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
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments. The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2008 and 2007:

	For the Three Months Ended March 31, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$50,506	$144,225	$52,332	$—	$247,063

Operating expenses:
Direct operating costs	21,752	117,856	26,345	—	165,953
Salaries and benefits	10,147	6,568	11,757	4,461	32,933
Selling, general and administrative	4,450	5,275	7,452	4,444	21,621
Depreciation and amortization	5,137	4,192	4,827	294	14,450

Total operating expenses	41,486	133,891	50,381	9,199	234,957

Operating income (loss)	$9,020	$10,334	$1,951	$(9,199)	$12,106

	For the Three Months Ended March 31, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$42,047	$127,581	$789	$—	$170,417

Operating expenses:
Direct operating costs	16,923	103,230	511	—	120,664
Salaries and benefits	9,254	6,385	590	2,700	18,929
Selling, general and administrative	4,864	4,577	451	910	10,802
Depreciation and amortization	4,068	3,873	104	60	8,105

Total operating expenses	35,109	118,065	1,656	3,670	158,500

Operating income (loss)	$6,938	$9,516	$(867)	$(3,670)	$11,917

(9) FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	Fair Value Measurements as of
	March 31, 2008 Using
	Quoted Prices in Active
	Markets for Identical	Signifcant Other
(in thousands)	Assets	Observable Inputs
Available for sale investment securities	$2,488	$—
Interest rate swaps related to floating rate debt	—	(1,745)
Foreign currency derivative contracts	—	(258)
The Company values available for sale investment securities using quoted prices from the securities’ primary exchange. Interest rate swaps are valued using present value measurements based on the LIBOR swap rate, credit spreads and other relevant market conditions. Foreign currency derivative contracts are valued using foreign currency quotes for similar assets and liabilities.
(10) NONCASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $0.7 million and $1.5 million were incurred during the first quarter 2008 and 2007, respectively. The Company issued Euronet common stock valued at $7.6 million for an acquisition completed during the first quarter 2007.
(11) CONTINGENCIES
On January 12, 2007, the Company signed a stock purchase agreement to acquire La Nacional and certain of its affiliates (“La Nacional”), subject to regulatory approvals and other customary closing conditions. In connection with this agreement, on January 16, 2007, the Company deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds were not permitted to be released except upon mutual agreement of the Company and La Nacional’s stockholder or through legal remedies available in the agreement.
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
On January 10, 2008, the Company entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition of La Nacional, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Among other terms and conditions, the settlement agreement contains mutual releases in connection with litigation and provided for the release to the Company in the first quarter 2008 of the $26 million held in escrow, plus interest earned on the escrowed funds.
(12) FEDERAL EXCISE TAX REFUND
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During the fourth quarter 2007, the IRS completed an initial field examination confirming the amount of the claim and, therefore, the Company recorded $12.2 million for the amount of the refund claimed as a reduction to operating expenses of the Prepaid Processing Segment and as an other current asset. In addition, the Company will receive approximately $1.2 million in interest on the amount claimed, which was recorded as interest income in the first quarter 2008.
(13) GUARANTEES
As of March 31, 2008, the Company had $33.5 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $1.8 million are collateralized by cash deposits held by the respective issuing banks.

Euronet regularly grants guarantees in support of obligations of subsidiaries. As of March 31, 2008, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $25.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $28.1 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of March 31, 2008, the balance of ATM network cash for which the Company was responsible was approximately $300 million. The Company maintains insurance policies to mitigate this exposure;
•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;
•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;
•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;
•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and
•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2008 or December 31, 2007.
(14) INCOME TAXES
The Company’s effective tax rate, after consideration of minority interest, was 264.3% and 29.9% for the three-month periods ended March 31, 2008 and 2007, respectively. The net loss for the first quarter 2008 reflects an unrealized capital loss of $17.5 million recorded in connection with the Company’s investment in MoneyGram, for which an associated tax benefit was not recorded because of the uncertainty surrounding the Company’s future ability to have offsetting capital gains.
Excluding the impact of this unrealized capital loss, the Company’s income tax rate was 50.8% for the first quarter 2008, compared to 29.9% for the first quarter 2007. This increase in the effective tax rate primarily relates to the recognition of deferred income tax expense in the U.S. attributable to pre-tax income generated by the Company’s U.S. operations from foreign currency gains and interest income earned on loans to foreign subsidiaries. For U.S. federal income tax purposes, however, the Company has significant net operating losses that will offset taxable income generated in future periods from pre-tax income produced by our U.S. operations and the recognition of the future tax effects of temporary differences recorded as deferred tax liabilities. The first quarter 2008 effective tax rate was also unfavorably impacted by the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than the Company’s historical effective tax rate.

(15) SUBSEQUENT EVENTS
During April 2008, the Company entered into an amendment to its secured syndicated credit facility to change, among other items, the definition of one of the financial covenants contained in the original agreement. Euronet incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of March 31, 2008, we operate in the following three principal business segments.
•	An EFT Processing Segment, which processes transactions for a network of 11,917 ATMs and approximately 51,000 POS terminals across Europe, Asia and the Middle-East. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 394,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, Africa, Asia Pacific and the Middle-East.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. The Money Transfer Segment originates and terminates transactions through a network of more than 68,000 locations, which include sending agents and Company-owned stores, and an extensive payer network across 100 countries.
We have six processing centers in Europe, two in Asia and two in the U.S. We have 22 principal offices in Europe, five in the Asia-Pacific region, three in the U.S. and one each in the Middle East and Latin America. Our executive offices are located in Leawood, Kansas, USA.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenue in the EFT Processing Segment, which represented approximately 21% of total consolidated revenue for the first quarter 2008, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment — Revenue in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenue for the first quarter 2008, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’

customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment — Revenue in the Money Transfer Segment, which represents approximately 21% of total consolidated revenue for the first quarter 2008, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
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
Prepaid Processing Segment — The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
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
Money Transfer Segment — The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as the immigration developments in the U.S. that started in 2006 and changes in the economic sectors in which immigrants work;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries; and

•	our ability to continue to successfully integrate RIA with our existing operations.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three-month periods ended March 31, 2008 and 2007 are summarized in the tables below:

	Revenues for the Three				Operating Income (Loss) for the
	Months Ended March 31,		Year-over-Year Change		Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
EFT Processing	$50,506	$42,047	$8,459	20%	$9,020	$6,938	$2,082	30%
Prepaid Processing	144,225	127,581	16,644	13%	10,334	9,516	818	9%
Money Transfer	52,332	789	51,543	6533%	1,951	(867)	2,818	n/m

Total	247,063	170,417	76,646	45%	21,305	15,587	5,718	37%

Corporate services	—	—	—		(9,199)	(3,670)	(5,529)	151%

Total	$247,063	$170,417	$76,646	45%	$12,106	$11,917	$189	2%

n/m	- Not meaningful.
Impact of changes in foreign currency exchange rates
Throughout 2007 and into 2008, the U.S. dollar has weakened compared to most of the currencies of the countries in which we operate. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter 2008 are positively impacted by the weakening of the U.S. dollar. We estimate that, depending on the mix of countries and currencies, our operating income for the first quarter 2008 benefited by approximately 10% to 15% when compared to the first quarter 2007.

COMPARISON OF OPERATING RESULTS FOR THE THREE- MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2008 and 2007 for our EFT Processing Segment:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$50,506	$42,047	$8,459	20%

Operating expenses:
Direct operating costs	21,752	16,923	4,829	29%
Salaries and benefits	10,147	9,254	893	10%
Selling, general and administrative	4,450	4,864	(414)	(9%)
Depreciation and amortization	5,137	4,068	1,069	26%

Total operating expenses	41,486	35,109	6,377	18%

Operating income	$9,020	$6,938	$2,082	30%

Transactions processed (millions)	168.4	130.7	37.7	29%
ATMs as of March 31	11,917	9,182	2,735	30%
Average ATMs	11,771	9,040	2,731	30%
Revenues
Our revenue for the first quarter 2008 increased when compared to the first quarter 2007 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed. These increases were attributable to many of our operations, but primarily our operations in Poland and India. Additionally, for the first quarter 2008, the U.S. dollar has weakened compared to the first quarter 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar. Partially offsetting these improvements were decreases in revenue associated with our operations in Romania and our software business. The reduction in Romania is due to a decrease in the per transaction fee structure of a contract with a customer which we granted in exchange for an extension of the term of the contract. The decrease in revenue associated with our software business was primarily due to heavy implementation activity on two major contracts that generated significant revenue during the first quarter 2007.
Average monthly revenue per ATM was $1,430 for the first quarter 2008, compared to $1,550 for the first quarter 2007 and revenue per transaction was $0.30 for the first quarter 2008, compared to $0.32 for the first quarter 2007. The decrease in revenues per ATM and revenues per transaction was due to the addition of ATMs in India and China, where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs, and the reduction of revenue in Romania and our software business discussed above.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for the first quarter 2008, compared to the first quarter 2007, is attributed to the increase in the number of ATMs under operation.
Gross margin
Gross margin, which is calculated as revenues less direct operating costs, increased to $28.8 million for the first quarter 2008 from $25.1 million for the first quarter 2007. This increase is attributable to the increase in revenues discussed above. Gross margin as a percentage of revenues was 57% for the first quarter 2008 compared to 60% for the first quarter 2007. The slight decrease in gross margin as a percentage of revenues is due to the impact of the contract extension in Romania and software business discussed above, as well as the increased contributions of our subsidiaries in India and China, which have historically earned a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for the first quarter 2008 compared to the first quarter 2007 was due to staffing costs to support growth in ATMs managed and transactions processed and for new products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees. As a percentage of revenue, however, these costs decreased to 20% of revenues for the first quarter 2008 compared to 22% for the first quarter 2007.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter 2008 compared to the first quarter 2007 is due primarily to the first quarter 2007 $1.2 million arbitration loss awarded by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. The cash supply contractor claimed it provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. Excluding this loss, the $0.7 million increase in selling, general and administrative expenses was to support segment growth. Excluding the impact of the arbitration loss, as a percentage of revenue, selling, general and administrative expenses were flat at 9% for both the first quarter 2008 and first quarter 2007.
Depreciation and amortization
The increase in depreciation and amortization expense for the first quarter 2008 compared to the first quarter 2007 is due primarily to additional ATMs in Poland, India and China, additional equipment and software for the expansion of our Hungarian processing center and additional software amortization recorded related to our Essentis software product. As a percentage of revenue, these expenses were flat at 10% for the first quarters 2008 and 2007.
Operating income
The increase in operating income was primarily due to the increases in revenues described above and the impact of the first quarter 2007 arbitration loss. Excluding the impact of the arbitration loss from the first quarter 2007, operating income as a percentage of revenues for the first quarter 2008 was 18%, compared to 19% for the first quarter 2007, and operating income per transaction was $0.05 for the first quarter 2008, compared to $0.06 per transaction for the first quarter 2007. The decreases in operating income as a percent of revenues and operating income per transaction are due to the contract extension in Romania and the reduced revenues recorded by our software business discussed above. Additionally, the first quarter 2008 includes approximately $0.4 million in operating losses incurred to develop processing systems and capabilities in preparation for our entry into the cross-border merchant acquiring business.
Expiration of contract
In January 2003, we sold 100% of our shares in our U.K. subsidiary, Euronet Services (U.K.) Ltd. (“Euronet U.K.”), to Bridgepoint Capital Limited (“Bridgepoint”), which subsequently became Bank Machine Limited (“Bank Machine”). Simultaneous with this transaction, Euronet and Bank Machine signed an ATM and Gateway Services Agreement (the “Services Agreement”) under which a wholly-owned subsidiary of Euronet provided ATM operating, monitoring, and transaction processing services to Bank Machine through December 31, 2007. Management allocated $4.5 million of the total sale proceeds to the Services Agreement, which was recorded as revenues on a straight-line basis over the five-year contract term. During the first quarter 2008, the Service Agreement expired and was not renewed. As a result of this development, beginning in the second quarter 2008, the number of ATMs operated, quarterly revenue and quarterly operating income for the EFT Processing Segment will decrease by approximately 2,400 ATMs, $0.8 million and $0.8 million, respectively.

PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2008 and 2007 for our Prepaid Processing Segment:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$144,225	$127,581	$16,644	13%

Operating expenses:
Direct operating costs	117,856	103,230	14,626	14%
Salaries and benefits	6,568	6,385	183	3%
Selling, general and administrative	5,275	4,577	698	15%
Depreciation and amortization	4,192	3,873	319	8%

Total operating expenses	133,891	118,065	15,826	13%

Operating income	$10,334	$9,516	$818	9%

Transactions processed (millions)	167.3	139.4	27.9	20%
Revenues
The increase in revenues for 2008 compared to 2007 was generally attributable to the increase in total transactions processed across all of our Prepaid Processing Segment operations, particularly Australia and Poland, and additional revenue from Omega Logic Ltd. (“Omega Logic”) which was acquired in February 2007. Additionally, for the first quarter 2008 the U.S. dollar has weakened compared to the first quarter 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar.
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
Revenues per transaction decreased to $0.86 for the first quarter 2008 from $0.92 for the first quarter 2007 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions but with very low cost. Transaction volumes for ATX in the first quarter 2008 increased over 50% compared to first quarter 2007. Partially offsetting this decrease was the growth in both volumes and revenues in Australia and the U.S., which generally have higher revenues per transaction, but also pay higher commission rates to retailers, than our other Prepaid Processing subsidiaries.
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
Gross margin
Gross margin, which represents revenues less direct costs, was $26.4 million for the first quarter 2008 compared to $24.4 million for the first quarter 2007. Gross margin as a percentage of revenues decreased slightly to 18% for the first quarter 2008 compared to 19% for the first quarter 2007 and gross margin per transaction also decreased slightly to $0.16 for the first quarter 2008 compared to $0.17 for the first quarter 2007. The primary cause of the reduction in gross margin per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the general maturity of the prepaid mobile airtime business in many of our markets.
Salaries and benefits
The increase in salaries and benefits for first quarter 2008 compared to the first quarter 2007 is primarily the result of additional overhead to support development in new and growing markets, particularly in Italy. As a percentage of revenue, salaries and benefits decreased to 4.6% for first quarter 2008 from 5.0% for first quarter 2007.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter 2008 compared to the first quarter 2007 is the result of additional overhead to support development in other new and growing markets. As a percentage of revenues, these expenses remained relatively flat at 3.7% for first quarter 2008 compared to 3.6% for the first quarter 2007.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense remained relatively flat for the first quarter 2008, compared to the first quarter 2007 and, as a percentage of revenues, decreased slightly to 2.9% for the first quarter 2008 from 3.0% for the first quarter 2007.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007, we corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to 2007. The impact of this correction on the Prepaid Processing Segment was to increase depreciation and amortization expense and decrease operating income by $0.2 million for the three months ended March 31, 2007.
Operating income
The improvement in operating income for the first quarter 2008 compared to the first quarter 2007 was due to the significant growth in revenues and transactions processed and the benefit of foreign currency translations to the U.S. dollar, partially offset by the costs of development in Italy and other new and growing markets.
Operating income as a percentage of revenues was 7.2% for the first quarter 2008 compared to 7.5% for the first quarter 2007. The decrease is primarily due to the decreases in gross margin described above and operating expenses incurred to support development in new and growing markets. Operating income per transaction was $0.06 for the first quarter 2008 compared to $0.07 for the first quarter 2007. The decrease in operating income per transaction is due to the decreases in gross margins described above and the growth in revenues and transactions at our ATX subsidiary.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA. To assist with understanding the results of the Money Transfer Segment, unaudited pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2007. Because our results of operations for the three months ended March 31, 2007 were insignificant, and fluctuations when compared to the three months ended March 31, 2008 are nearly entirely due to the acquisition of RIA, the following discussion and analysis will focus on pro forma results of operations. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The following tables present the actual and pro forma results of operations for the three-month periods ended March 31, 2008 and 2007 for the Money Transfer Segment:

	As Reported
	Three Months Ended March 31,		Year-over-
			Year
(dollar amounts in thousands)	2008	2007	Increase
Total revenues	$52,332	$789	$51,543

Operating expenses:
Direct operating costs	26,345	511	25,834
Salaries and benefits	11,757	590	11,167
Selling, general and administrative	7,452	451	7,001
Depreciation and amortization	4,827	104	4,723

Total operating expenses	50,381	1,656	48,725

Operating income (loss)	$1,951	$(867)	$2,818

Transactions processed (millions)	3.8	0.1	3.7

	Pro Forma
	Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$52,332	$44,505	$7,827	18%

Operating expenses:
Direct operating costs	26,345	24,067	2,278	9%
Salaries and benefits	11,757	9,928	1,829	18%
Selling, general and administrative	7,452	6,591	861	13%
Depreciation and amortization	4,827	4,306	521	12%

Total operating expenses	50,381	44,892	5,489	12%

Operating income (loss)	$1,951	$(387)	$2,338	n/m

Transactions processed (millions)	3.8	3.4	0.4	12%

n/m	- Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Pro forma revenue per transaction increased to $13.77 for the first quarter 2008 from $13.09 for the first quarter 2007. The growth rate of revenues exceeded the transaction growth rate largely as a result of the strong increase in transfers from non-U.S. locations which generally have higher-than-average revenue per transaction. For the first quarter 2008, 70% of our money transfers were initiated in the U.S., 28% in Europe and 2% in other countries, such as Canada and Australia. This compares to 80% initiated in the U.S., 19% initiated in Europe and 1% initiated in other countries for the first quarter 2007. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in pro forma revenues for the first quarter 2008 compared to the first quarter 2007 is primarily due to an increase in the number of transactions processed. For the first quarter 2008, money transfers to Mexico, which represented 33% of total money transfers, decreased by 9%, while transfers to all other countries increased 22% when compared to the first quarter 2007 due to the expansion of our operations and continued growth in immigrant worker populations. The decline in transfers to Mexico was largely the result of immigration developments, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. Direct operating costs generally increase or decrease by a similar percentage as transactions.
Gross margin
Pro forma gross margin, which represents revenues less direct costs, was $26.0 million for the first quarter 2008 compared to $20.4 million for the first quarter 2007. This improvement is primarily due to the growth in money transfer transactions and revenues discussed above. Despite the decrease in money transfers to Mexico, the related gross margin slightly increased as we largely avoided lowering prices. Pro forma gross margin as a percentage of revenues was 50% for the first quarter 2008 compared to 46% for the first quarter 2007.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in pro forma salaries and benefits for the first quarter 2008 compared to the first quarter 2007 is primarily to support expansion of the Company’s operations, primarily internationally.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in pro forma selling, general and administrative expenses for the first quarter 2008 compared to the first quarter 2007 is primarily to support expansion of the Company’s operations, primarily internationally.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in pro forma depreciation and amortization for the first quarter 2008 compared to the first quarter 2007 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores.
Operating income
The increase in pro forma operating income for the first quarter 2008 compared to the first quarter 2007 is the result of increased pro forma revenues, without commensurate increases in pro forma operating expenses, as discussed in more detail in the sections above.

CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2008 and 2007 for Corporate Services:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent
Salaries and benefits	$4,461	$2,700	$1,761	65%
Selling, general and administrative	4,444	910	3,534	388%
Depreciation and amortization	294	60	234	390%

Total operating expenses	$9,199	$3,670	$5,529	151%

Corporate operating expenses
Operating expenses for Corporate Services increased substantially for the first quarter 2008 compared to the first quarter 2007. The increase in salaries and benefits is primarily the result of severance costs related to certain senior level positions and overall Company growth. The increase in selling, general and administrative expenses was due primarily to the write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram. The increase in corporate depreciation and amortization is the result of amortization associated with the third quarter 2007 purchase of an enterprise-wide desk-top license.
OTHER INCOME (EXPENSE), NET

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent
Interest income	$3,826	$4,345	$(519)	(12%)
Interest expense	(6,867)	(3,581)	(3,286)	92%
Income from unconsolidated affiliates	243	240	3	1%
Impairment loss on investment securities	(17,502)	—	(17,502)	n/m
Loss on early retirement of debt	(155)	—	(155)	n/m
Foreign currency exchange gain, net	13,073	433	12,640	2919%

Total other income (expense)	$(7,382)	$1,437	$(8,819)	n/m

n/m	- Not meaningful.
Interest income
The decrease in interest income for the first quarter 2008 from the first quarter 2007 was primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods. Partly offsetting this decrease was the recognition of $1.2 million in the first quarter 2008 for interest related to the federal excise tax refund recorded in the fourth quarter 2007.
Interest expense
The increase in interest expense for the first quarter 2008 over the first quarter 2007 was primarily related to the additional borrowings to finance the April 2007 acquisition of RIA. We also incurred additional borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Additionally, the effective interest rate on our debt obligations increased in the first quarter 2008 compared to the first quarter 2007 as the interest rates on the term loan and revolving credit facility are substantially higher than the interest rates on the $315 million in outstanding convertible debentures.

Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in e-pay Malaysia which remained flat for the first quarter 2008 compared to the first quarter 2007.
Impairment loss on investment securities
During the first quarter 2008, the value of our investment in MoneyGram declined and the decline was determined to be other than temporary. Accordingly, we recognized a $17.5 million impairment loss.
Loss on early retirement of debt
Loss on early retirement of debt of $0.2 million for the first quarter 2008 represents the pro-rata write-off of deferred financing costs associated with the portion of the $190 million term loan that was prepaid during the first quarter 2008. We expect to continue to prepay amounts outstanding under the term loan through available cash flows and, accordingly, recognize losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.
Net foreign currency exchange gain
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. We recorded a net foreign currency exchange gain of $13.1 million in the first quarter 2008 and $0.4 million in the first quarter 2007. The foreign currency exchange gains recorded are a result of the impact of fluctuations in foreign currency exchange rates on the recorded value of these assets and liabilities. For the first quarter 2008, compared to the first quarter 2007, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains.
INCOME TAX EXPENSE
The effective tax rate, after consideration of minority interest, was 264.3% and 29.9% for the three-month periods ended March 31, 2008 and 2007, respectively. The net loss for the first quarter 2008 reflects an unrealized capital loss of $17.5 million recorded in connection with our investment in MoneyGram, for which an associated tax benefit was not recorded because of the uncertainty surrounding our future ability to have offsetting capital gains.
Excluding the impact of this unrealized capital loss, the effective income tax rate was 50.8% for the first quarter 2008, compared to 29.9% for the first quarter 2007. This increase in the effective tax rate primarily relates to the recognition of deferred income tax expense in the U.S. attributable to pre-tax income generated by our U.S. operations from foreign currency gains and interest income earned on loans to foreign subsidiaries. For U.S. federal income tax purposes, however, we have significant net operating losses that will offset taxable income generated in future periods from pre-tax income produced by our U.S. operations and the recognition of the future tax effects of temporary differences recorded as deferred tax liabilities. The first quarter 2008 effective tax rate was also unfavorably impacted by the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than our historical effective tax rate.
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
DISCONTINUED OPERATIONS
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no related assets or liabilities held for sale at March 31, 2008 or December 31, 2007.
NET INCOME (LOSS)
We recorded a net loss of $6.8 million for the first quarter 2008 compared to net income of $9.5 million for the first quarter 2007. As more fully discussed above, the decrease of $16.3 million was primarily the result of the $17.5 million first quarter 2008 impairment loss on investment securities along with a $7.1 million increase in income tax expense, an increase in net interest expense of $3.8 million and other items totaling $0.7 million. These decreases to net income were partially offset by an increase in foreign currency gains of $12.6 million and an increase in operating income of $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2008, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $237.1 million, compared to working capital of $279.3 million as of December 31, 2007. Our ratio of current assets to current liabilities was 1.50 at March 31, 2008, compared to 1.53 as of December 31, 2007. The decrease in working capital was due primarily to the use of cash to reduce debt outstanding.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of March 31, 2008, working capital in the Money Transfer Segment was $55.0 million. We expect that working capital needs will increase as we expand this business.
Operating cash flow
Cash flows provided by operating activities were $14.6 million for the first quarter 2008 compared to $7.5 million for the first quarter 2007. The increase was primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment.
Investing activity cash flow
Cash flows provided by investing activities were $13.5 million for the first quarter 2008, compared to cash flows used of $46.3 million for the first quarter 2007. Our investing activities for the first quarter 2008 include the return of $26 million that was placed in escrow in the first quarter 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Investing activities also include $10.9 million and $5.4 million for purchases of property and equipment and other long-term assets in the first quarter 2008 and 2007, respectively. Additionally, first quarter 2008 investing cash flows included a working capital settlement of $1.8 million paid to the sellers of RIA, compared to $15.0 million in investing cash flows used for the acquisitions of Omega Logic and Brodos SRL Romania during the first quarter 2007.
Financing activity cash flow
Cash flows used by financing activities were $62.6 million during the first quarter 2008 compared to cash provided of $136.9 million during the first quarter 2007. Our financing activities for the first quarter of 2008 consisted primarily of net repayments of debt obligations, including capital lease obligations, of $63.1 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first quarter 2008 we had a total of $23.5 million in borrowings and $74.1 million in repayments under our revolving credit facility. Additionally, we paid $0.5 million of scheduled repayments and $9.5 million of early repayments on our term loan in the first quarter 2008. We financed these net repayments through the release of escrow cash in connection with the agreement to acquire La Nacional discussed above, cash available from operations and cash on hand. Our financing activities for the first quarter 2007 consisted primarily of proceeds from the equity private placement of $159.4 million, partly offset by $22.0 million of net repayments of obligations under revolving credit and capital lease arrangements and $1.6 million of dividends paid to minority interest stockholders.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — To finance the acquisition of RIA in the second quarter 2007, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the outstanding balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.

The $100 million five-year revolving credit facility replaced the previous existing revolving credit facility and bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of March 31, 2008, after making required repayments on the term loan of $1.9 million and voluntary prepayments of $34.1 million, we had borrowings of $154.0 million outstanding against the term loan. We had borrowings of $12.9 million and stand-by letters of credit of $27.3 million outstanding against the revolving credit facility. The remaining $59.8 million under the revolving credit facility ($84.8 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. Our weighted average interest rate under the revolving credit facility as of March 31, 2008 was 9.1%.
Short-term debt obligations — Short-term debt obligations at March 31, 2008 consist only of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of March 31, 2008, there were no borrowings outstanding against any of these facilities.
We believe that the short-term debt obligations can be refinanced on terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt — We have $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. When due, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
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
Other uses of capital
Payment obligations related to acquisitions — As partial consideration for the acquisition of RIA, we granted the sellers of RIA 3,685,098 contingent value rights (“CVRs”) and 3,685,098 stock appreciation rights (“SARs”). The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at our option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Combined, the CVRs and SARs, the sellers are entitled to additional consideration of at least $20 million in Euronet Common Stock or cash. The SARS also provide potential additional value to the sellers for situations in which Euronet Common Stock appreciates beyond $32.56 per share prior to October 1, 2008, which is to be settled through the issuance of additional shares of Euronet Common Stock. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
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
Capital expenditures and needs — Total capital expenditures for the first quarter 2008 were $11.7 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2008 are estimated to be approximately $35 million to $45 million.
In the Prepaid Processing Segment, approximately 95,000 of the approximately 394,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations.
Other trends and uncertainties
Cross border merchant processing and acquiring — In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $5.6 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. The cross-border merchant processing and acquiring business involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur an additional $0.5 million to $1.0 million in capital expenditures associated with the development of the necessary systems and capabilities to enter this business. We expect that the necessary systems and capabilities will be completed and we will be processing transactions during the second quarter 2008. Additionally, we expect to incur approximately $5.0 million to $5.5 million in operating losses related to this product for the full year 2008.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2008, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2008.

CONTRACTUAL OBLIGATIONS
As of March 31, 2008, there were no material changes from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
SUBSEQUENT EVENTS
During April 2008, we entered into an amendment to the Credit Facility to change, among other items, the definition of one of the financial covenants contained in the original agreement. We incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the Credit Facility.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are still evaluating the impact of the adoption of SFAS No. 161; however, the impact is not expected to be material.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2008, our total debt outstanding was $498.5 million. Of this amount, $315 million, or 63% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of March 31, 2008, the fair value of our fixed rate convertible debentures was $276.8 million, compared to a carrying value of $315 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3%. As of March 31, 2008, the unrealized loss on the interest rate swap agreements was $1.7 million. Interest expense, including amortization of deferred debt issuance costs, for our total $365 million in fixed rate debt totals approximately $13.8 million per year, or a weighted average interest rate of 3.8% annually. Additionally, approximately $16.6 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2008 and 2013.
The remaining $116.9 million, or 23% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.0 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first quarter 2008, 75% of our revenues were generated in non-U.S. dollar countries compared to 83% for the first quarter 2007. The decrease in the percentage of revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the second quarter 2007 acquisition of RIA, as well as increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. As of March 31, 2008, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $30 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar pre-tax results from operations, as well as all balance sheet, including intercompany accounts receivable or payable, items that require remeasurement into the respective functional currency. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies have been positively impacted by the weakening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2008, we had foreign currency forward contracts outstanding with a notional value of $52.9 million, primarily in euros that were not designated as hedges and mature in a weighted average of six days. The fair value of these forward contracts as of March 31, 2008 was an unrealized loss of approximately $0.3 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline substantially.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Form 10-K.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

3.1	Amended and Restated Bylaws (filed as Exhibit 3.1A to Euronet’s Form 8-K filed on February 26, 2008 and incorporate by reference herein)

10.1	Amendment No. 1 to the Credit Agreement dated April 23, 2008 (1)

10.2	Amended and Restated Employment Agreement executed in March 2008 and effective April 25, 2008 between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President and Chief Operations Officer, Prepaid Processing Segment (1)(2)

10.3	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (1)(2)

10.4	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (1)(2)

10.5	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (1)(2)

10.6	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (1)(2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 9, 2008

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer