Form 10-Q
period 2008-06-30
EURONET WORLDWIDE INC
filed 2008-08-07
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of the registrant as specified in its charter)

Delaware	74-2806888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 COLLEGE BOULEVARD, SUITE 300
LEAWOOD, KANSAS	66211
(Address of principal executive offices)	(Zip Code)
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2008 was 49,094,602 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
		December 31,
	June 30, 2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,607	$266,869
Restricted cash	78,713	140,222
Inventory — PINs and other	55,382	50,265
Trade accounts receivable, net of allowances for doubtful accounts of $8,146 at June 30, 2008 and $6,194 at December 31, 2007	298,537	286,245
Deferred income taxes, net	15,031	13,554
Prepaid expenses and other current assets	30,955	39,564
Current assets of discontinued operations	3,858	5,765

Total current assets	738,083	802,484

Property and equipment, net of accumulated depreciation of $133,081 at June 30, 2008 and $119,190 at December 31, 2007	103,276	88,337
Goodwill	797,652	762,723
Acquired intangible assets, net of accumulated amortization of $59,345 at June 30, 2008 and $44,450 at December 31, 2007	149,377	155,137
Deferred income taxes, net	40,087	30,822
Other assets, net of accumulated amortization of $14,956 at June 30, 2008 and $12,649 at December 31, 2007	21,391	41,346
Non-current assets of discontinued operations	5,007	5,307

Total assets	$1,854,873	$1,886,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$226,120	$306,155
Accrued expenses and other current liabilities	226,756	167,054
Current portion of capital lease obligations	5,340	4,974
Short-term debt obligations and current maturities of long-term debt obligations	1,900	1,910
Income taxes payable	13,801	15,342
Deferred income taxes	7,935	7,587
Deferred revenue	14,118	12,934
Current liabilities of discontinued operations	4,694	7,218

Total current liabilities	500,664	523,174
Debt obligations, net of current portion	469,554	539,303
Capital lease obligations, net of current portion	10,289	11,520
Deferred income taxes	89,597	74,610
Other long-term liabilities	7,419	4,672
Minority interest	11,196	8,975

Total liabilities	1,088,719	1,162,254

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 49,308,888 issued at June 30, 2008 and 49,159,968 issued at December 31, 2007	986	983
Additional paid-in-capital	664,977	658,047
Treasury stock, at cost, 220,651 shares at June 30, 2008 and 207,065 shares at December 31, 2007	(686)	(379)
Accumulated deficit	(4,954)	(5,905)
Restricted reserve	1,061	957
Accumulated other comprehensive income	104,770	70,199

Total stockholders’ equity	766,154	723,902

Total liabilities and stockholders’ equity	$1,854,873	$1,886,156

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
EFT Processing Segment	$52,361	$42,016	$100,597	$80,689
Prepaid Processing Segment	152,633	142,230	296,858	269,811
Money Transfer Segment	59,456	49,219	111,788	50,008

Total revenues	264,450	233,465	509,243	400,508

Operating expenses:
Direct operating costs	179,425	160,251	345,363	280,890
Salaries and benefits	33,064	28,440	63,758	45,154
Selling, general and administrative	20,050	16,742	40,999	26,839
Depreciation and amortization	14,613	12,716	28,594	20,471

Total operating expenses	247,152	218,149	478,714	373,354

Operating income	17,298	15,316	30,529	27,154

Other income (expense):
Interest income	2,092	4,089	5,900	8,417
Interest expense	(6,037)	(7,769)	(12,893)	(11,301)
Income from unconsolidated affiliates	238	636	481	876
Impairment loss on investment securities	(1,258)	—	(18,760)	—
Loss on early retirement of debt	(91)	—	(246)	—
Foreign currency exchange gain (loss), net	(378)	1,341	12,699	1,779

Other expense, net	(5,434)	(1,703)	(12,819)	(229)

Income from continuing operations before income taxes and minority interest	11,864	13,613	17,710	26,925
Income tax expense	(2,908)	(4,731)	(14,214)	(8,629)
Minority interest	(673)	(599)	(1,236)	(952)

Income from continuing operations	8,283	8,283	2,260	17,344
Discontinued operations, net	(496)	213	(1,309)	613

Net income	7,787	8,496	951	17,957
Translation adjustment	3,448	3,332	35,170	3,399
Unrealized gain (loss) on interest rate swaps	724	(29)	(27)	(29)
Impairment loss on investment securities	—	—	(572)	—

Comprehensive income	$11,959	$11,799	$35,522	$21,327

Earnings (loss) per share — basic:
Continuing operations	$0.17	$0.17	$0.05	$0.41
Discontinued operations	(0.01)	0.01	(0.03)	0.01

Total	$0.16	$0.18	$0.02	$0.42

Basic weighted average shares outstanding	48,916,432	47,638,963	48,862,196	42,379,086

Earnings (loss) per share — diluted:
Continuing operations	$0.16	$0.17	$0.05	$0.40
Discontinued operations	(0.01)	—	(0.03)	0.01

Total	$0.15	$0.17	$0.02	$0.41

Diluted weighted average shares outstanding	54,738,902	49,359,226	50,690,466	47,929,754

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Net income	$951	$17,957

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,063	20,855
Share-based compensation	5,618	3,726
Foreign exchange gain, net	(12,693)	(264)
Non-cash impairment of investment securities	18,760	—
Deferred income tax expense (benefit)	3,218	(2,016)
Income assigned to minority interest	1,236	952
Income from unconsolidated affiliates	(481)	(876)
Amortization of debt obligations issuance expense	1,496	767

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(557)	3,052
Restricted cash	36,971	(7,272)
Inventory — PINs and other	(1,824)	771
Trade accounts receivable	2,978	5,321
Prepaid expenses and other current assets	10,054	(4,868)
Trade accounts payable	(85,682)	17,532
Deferred revenue	(490)	501
Accrued expenses and other current liabilities	48,993	(56,655)
Other, net	55	1,480

Net cash provided by operating activities	57,666	963

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,457)	(313,462)
Acquisition escrow	26,000	(26,000)
Purchases of property and equipment	(21,223)	(12,174)
Purchases of other long-term assets	(1,799)	(2,773)
Other, net	762	582

Net cash provided (used) by investing activities	283	(353,827)

Cash flows from financing activities:
Proceeds from issuance of shares	1,007	163,541
Borrowings from revolving credit agreements classified as non-current liabilities	29,300	408,663
Repayments of revolving credit agreements classified as non-current liabilities	(84,943)	(438,310)
Proceeds from long-term debt obligations	—	190,000
Repayments of long-term debt obligations	(15,000)	(475)
Repayments of capital lease obligations	(4,165)	(5,308)
Debt issuance costs	(750)	(3,827)
Cash dividends paid to minority interest stockholders	—	(1,572)
Other, net	273	333

Net cash provided (used) by financing activities	(74,278)	313,045

Effect of exchange differences on cash	4,645	1,054

Decrease in cash and cash equivalents	(11,684)	(38,765)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $722 in 2008 and $1,446 in 2007)	267,591	321,058

Cash and cash equivalents at end of period (includes cash of discontinued operations of $300 in 2008 and $267 in 2007)	$255,907	$282,293

Interest paid during the period	$11,665	$10,407
Income taxes paid during the period	10,464	9,156
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes and provides services through a sending network of agents and Company-owned stores in the U.S., the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2007, including the notes thereto, set forth in the Company’s 2007 Annual Report on Form
10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain amounts in prior years have been reclassified to conform to current period presentation.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007, the Company corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to December 31, 2006. The impact of this correction on the Company’s Unaudited Statements of Income and Comprehensive Income was to increase depreciation and amortization expense by $0.2 million, decrease operating income by $0.2 million and reduce net income by $0.1 million for the three months ended June 30, 2007 and to increase depreciation and amortization expense by $0.3 million, decrease operating income by $0.3 million and reduce net income by $0.2 million for the six months ended June 30, 2007. Due primarily to the impact of the correction on the Company’s foreign currency translation adjustment, total comprehensive income increased by $3.0 million and $4.3 million for the three and six months ended June 30, 2007, respectively. This correction did not impact the Company’s cash flows from operating, financing or investing activities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. Additionally, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Beginning January 1, 2009, the Company will adopt the provisions for those nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements. See Note 10, Fair Value Measurements, for the required fair value disclosures.

Investment in MoneyGram International, Inc.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the six months ended June 30, 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized impairment losses associated with the investment of $1.3 million in the second quarter 2008 and $18.8 million during the six months ended June 30, 2008 and reversed the $0.6 million gain recorded during 2007 in other comprehensive income. Because of the Company’s decision not to submit a proposal to acquire MoneyGram, the investment was reclassified to other current assets on the Company’s Unaudited Consolidated Balance Sheet as of June 30, 2008. During the first quarter 2008, the Company also recorded acquisition related expenses totaling $3.0 million, which are included in selling, general and administrative expenses for the six months ended June 30, 2008.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of June 30, 2008, the Company’s money transfer settlement obligations were $47.9 million.
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
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected or paid in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133; however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Unaudited Consolidated Statements of Income and Comprehensive Income. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable or payable, on the Company’s Unaudited Consolidated Statements of Income and Comprehensive Income is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 7, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
Recent accounting pronouncements
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with the Company’s $140 million convertible senior debentures and its $175 million convertible debentures. The new accounting treatment will require Euronet to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. The Company is in the process of quantifying the effect the adoption of FSP APB 14-1 will have on its consolidated financial statements.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements; however, the impact is not expected to be material.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Reconciliation of net income to earnings available to earnings available to common stockholders:
Net income	$7,787	$8,496	$951	$17,957
Add: interest expense of 1.625% convertible debentures, if dilutive (net of income taxes of $321 for the three months ended June 30, 2008 and $0 for the six months ended June 30, 2007)	481	—	—	1,534

Earnings available to common stockholders	$8,268	$8,496	$951	$19,491

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	48,916,432	47,638,963	48,862,196	42,379,086
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	—	—	4,163,488
Weighted average shares issuable in connection with acquisition obligations	1,086,716	673,636	1,086,716	338,679
Incremental shares from assumed conversion of stock options and restricted stock	572,266	1,046,627	741,554	1,048,501

Diluted weighted average shares outstanding	54,738,902	49,359,226	50,690,466	47,929,754

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and six-month periods ended June 30, 2008 of approximately 1,632,000 and 1,418,000, respectively. For both the three- and six-month periods ended June 30, 2007, the calculation of diluted earnings per share excludes approximately 533,000 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three months ended June 30, 2008 and the six months ended June 30, 2007 and anti-dilutive for the three months ended June 30, 2007 and the six months ended June 30, 2008. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for each of the three- and six-month periods ended June 30, 2008 and 2007.
(4) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to narrow the focus of its investments and resources on its transaction processing businesses. The Company is in the process of locating a buyer and expects to complete a sale within one year. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 9, Segment Information, also reflect the reclassification of Essentis to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues	$2,864	$3,668	$5,134	$7,042
Income (loss) before income taxes	$(665)	$415	$(1,786)	$457
Net income (loss)	$(496)	$213	$(1,309)	$269
The Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

		December 31,
(in thousands)	June 30, 2008	2007
ASSETS
Current assets
Trade accounts receivable, net of allowance for doubtful accounts	$1,765	$4,133
Prepaid expenses and other current assets	2,093	1,632

Total current assets	3,858	5,765
Property and equipment, net of accumulated depreciation	501	647
Acquired intangible assets, net of accumulated amortization	1,349	1,614
Other assets, net of accumulated amortization	3,157	3,046

Total assets	$8,865	$11,072

LIABILITIES
Current liabilities
Trade accounts payable	$709	$953
Accrued expenses and other current liabilities	1,700	2,596
Deferred revenue	2,285	3,669

Total current liabilities	4,694	7,218
Other liabilities	33	32

Total liabilities	$4,727	$7,250

Net assets	$4,138	$3,822

In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the first quarter 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale at June 30, 2008 or December 31, 2007.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2008 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2007	$155,137	$762,723	$917,860
Increases (decreases):
Amortization	(12,587)	—	(12,587)
Other (primarily changes in foreign currency exchange rates)	6,827	34,929	41,756

Balance as of June 30, 2008	$149,377	$797,652	$947,029

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2008, is expected to total $25.2 million for 2008, $25.1 million for 2009, $24.7 million for 2010, $20.1 million for 2011, $17.5 million for 2012 and $12.4 million for 2013.
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
(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2008 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2007	$62,203	$10	$16,494	$140,000	$175,000	$164,000	$557,707
Increases (decreases):
Net repayments	(55,643)	(183)	(3,256)	—	—	(15,000)	(74,082)
Capital lease interest	—	—	788	—	—	—	788
Foreign exchange gain	793	274	1,603	—	—	—	2,670

Balance at June 30, 2008	7,353	101	15,629	140,000	175,000	149,000	487,083

Less — current maturities	—	—	(5,340)	—	—	(1,900)	(7,240)

Long-term obligations at June 30, 2008	$7,353	$101	$10,289	$140,000	$175,000	$147,100	$479,843

During the six months ended June 30, 2008, the Company repaid $15.0 million of the term loan, of which $1.0 million were scheduled repayments. The remaining $14.0 million represents prepayment of amounts not yet due and resulted in the Company recognizing a $0.2 million pre-tax loss on early retirement of debt.
During April 2008, the Company entered into an amendment to its secured syndicated credit facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million of the $140 million in Convertible Senior Debentures Due 2024 that are currently outstanding. Euronet incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the credit facility.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of June 30, 2008, the Company has recorded a liability of $1.0 million in the Company’s Unaudited Consolidated Balance Sheet to recognize the fair value of the swap agreements. The impact to accumulated other comprehensive income for the six months ended June 30, 2008 was a loss of less than $0.1 million. The fair value of swap agreements is based on the London Inter-Bank Offered Rate (“LIBOR”) swap rate, credit spreads and other relevant market conditions.
As of June 30, 2008, the Company had foreign currency forward contracts outstanding with a notional value of $48.9 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of 4.6 days.
(8) STOCK PLANS
During the first half of 2008, the Company granted a total of 186,253 shares of restricted stock and accelerated vesting for 4,800 shares of restricted stock. Of the shares granted, 147,402 were performance-based shares awarded to executives having a fair value of $2.9 million on the grant date, which vest during the years 2009 through 2013 upon the attainment of certain financial performance goals, combined with continuing employment on the vesting date; 21,000 shares were annual grants to directors having a fair value of $0.4 million which vested immediately; and 17,851 shares were granted and 4,800 shares accelerated having a total fair value of $0.5 million in connection with severance benefits due to an executive officer of the Company who resigned during the first half of 2008.
(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in the U.S., Europe, Africa, Asia Pacific and the Middle-East.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2008 and 2007:

	For the Three Months Ended June 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$52,361	$152,633	$59,456	$—	$264,450

Operating expenses:
Direct operating costs	24,625	124,604	30,196	—	179,425
Salaries and benefits	9,113	6,916	13,035	4,000	33,064
Selling, general and administrative	4,610	5,459	8,577	1,404	20,050
Depreciation and amortization	4,974	4,234	5,090	315	14,613

Total operating expenses	43,322	141,213	56,898	5,719	247,152

Operating income (loss)	$9,039	$11,420	$2,558	$(5,719)	$17,298

	For the Three Months Ended June 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$42,016	$142,230	$49,219	$—	$233,465

Operating expenses:
Direct operating costs	17,608	116,248	26,395	—	160,251
Salaries and benefits	8,208	7,020	9,833	3,379	28,440
Selling, general and administrative	3,417	5,389	6,819	1,117	16,742
Depreciation and amortization	3,990	3,873	4,792	61	12,716

Total operating expenses	33,223	132,530	47,839	4,557	218,149

Operating income (loss)	$8,793	$9,700	$1,380	$(4,557)	$15,316

	For the Six Months Ended June 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$100,597	$296,858	$111,788	$—	$509,243

Operating expenses:
Direct operating costs	46,362	242,460	56,541	—	345,363
Salaries and benefits	17,021	13,484	24,792	8,461	63,758
Selling, general and administrative	8,388	10,734	16,029	5,848	40,999
Depreciation and amortization	9,642	8,426	9,917	609	28,594

Total operating expenses	81,413	275,104	107,279	14,918	478,714

Operating income (loss)	$19,184	$21,754	$4,509	$(14,918)	$30,529

	For the Six Months Ended June 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$80,689	$269,811	$50,008	$—	$400,508

Operating expenses:
Direct operating costs	34,506	219,478	26,906	—	280,890
Salaries and benefits	15,247	13,405	10,423	6,079	45,154
Selling, general and administrative	7,576	9,966	7,270	2,027	26,839
Depreciation and amortization	7,708	7,746	4,896	121	20,471

Total operating expenses	65,037	250,595	49,495	8,227	373,354

Operating income (loss)	$15,652	$19,216	$513	$(8,227)	$27,154

(10) FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	Fair Value Measurements as of
	June 30, 2008 Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
(in thousands)	Identical Assets	Inputs
Available for sale investment securities	$1,231	$—
Interest rate swaps related to floating rate debt	—	(1,021)
Foreign currency derivative contracts	—	(95)
The Company values available for sale investment securities using quoted prices from the securities’ primary exchange. Interest rate swaps are valued using present value measurements based on the LIBOR swap rate, credit spreads and other relevant market conditions. Foreign currency derivative contracts are valued using foreign currency quotes for similar assets and liabilities.
(11) NONCASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $0.8 million and $2.5 million were incurred during the six months ended June 30, 2008 and 2007, respectively. The Company issued Euronet Common Stock valued at $116.5 million and contingent value rights and stock appreciation rights valued at a total of $32.1 million for acquisitions completed during the first half of 2007.
(12) CONTINGENCIES
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
On April 5, 2007, the Company gave notice to the stockholder of La Nacional of the termination of the stock purchase agreement, alleging certain breaches of the terms thereof by La Nacional and requested the release of the $26 million held in escrow under the terms of the agreement. La Nacional’s stockholder denied such breaches occurred, contested such termination and did not consent to the Company’s request for release of the escrowed funds. While pursuing all legal remedies available, the Company engaged in negotiations with La Nacional and its stockholder to determine whether the dispute could be resolved through revised terms for the acquisition or some other mutually agreeable method.
On January 10, 2008, the Company entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition of La Nacional, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Among other terms and conditions, the settlement agreement contained mutual releases in connection with litigation and provided for the release to the Company in the first quarter 2008 of the $26 million held in escrow, plus interest earned on the escrowed funds.
(13) FEDERAL EXCISE TAX REFUND
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During the fourth quarter 2007, the IRS completed an initial field examination confirming the amount of the claim and, therefore, the Company recorded $12.2 million for the amount of the refund claimed as a reduction to operating expenses of the Prepaid Processing Segment and as an other current asset. In addition, the Company recorded approximately $1.2 million of interest income in the first quarter 2008 on the amount claimed. The Company received the refund and interest in the second quarter 2008.

(14) GUARANTEES
As of June 30, 2008, the Company had $26.0 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $1.8 million are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees in support of obligations of subsidiaries. As of June 30, 2008, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $25.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.2 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of June 30, 2008, the balance of ATM network cash for which the Company was responsible was approximately $350 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2008 or December 31, 2007.
(15) INCOME TAXES
The Company’s effective tax rate for continuing operations, after consideration of minority interest, was 26.0% and 36.4% for the three-month periods ended June 30, 2008 and 2007, respectively, and was 86.3% and 33.2% for the six-month periods ended June 30, 2008 and 2007, respectively.
Net income for the three- and six-month periods ended June 30, 2008 reflects unrealized capital losses of $1.3 million and $18.8 million, respectively, recorded in connection with the Company’s investment in MoneyGram. Associated tax benefits were not recorded for the losses because of the uncertainty surrounding the Company’s future ability to have offsetting capital gains. Excluding the impact of these unrealized capital losses, the Company’s effective tax rate was 23.4% for the three-month period ended June 30, 2008 and 40.3% for the six-month period ended June 30, 2008.

In addition to the tax treatment of the capital losses, the year-over-year fluctuations in the tax rates for the three- and six-month periods primarily relate to differences in accounting for income taxes at the Company’s U.S. operations. During the three- and six-month periods ended June 30, 2007, the Company had a valuation allowance against its net deferred tax assets and, therefore, the tax effect of operating income or expense, interest income on loans to its foreign subsidiaries and foreign currency gains recognized by the Company’s U.S. group were recorded as an adjustment to the valuation allowance rather than tax expense. Due to the recognition of significant foreign currency gains, and a $12.2 million federal excise tax refund recorded during the fourth quarter 2007, the Company’s valuation allowance against its U.S. net deferred tax assets was fully utilized. Consequently, for the three- and six-month periods ended June 30, 2008, the Company fully provided for the tax effect of income and expense generated by its U.S. operations.
The significant increase in the effective tax rate for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 is largely attributable to the recognition of deferred tax expense on foreign currency gains recognized by the Company’s U.S. operations during 2008. Additionally, certain foreign currency losses recognized for financial reporting purposes have been treated as permanent differences and, therefore, a tax benefit has not been recorded.
The decrease in the effective tax rate for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 is attributable to the recognition of tax benefits resulting from the successful resolution of tax audits and tax impact of the reduced foreign currency gains for the six months ended June 30, 2008.
The Company’s tax returns in Poland have been effectively settled for years prior to 2004. Based upon the closing of these tax years, the Company reduced its liability for unrecognized tax benefits by $0.8 million in the three months ended June 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of June 30, 2008, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 10,160 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime via ATMs. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services in the U.S., Europe, Africa, Asia Pacific and the Middle East. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 397,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe and Asia Pacific.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. The Money Transfer Segment originates and terminates transactions through a network of approximately 71,600 locations, which include sending agents and Company-owned stores, and an extensive payer network across 100 countries.
We have six processing centers in Europe, two in Asia and two in the U.S. We have 23 principal offices in Europe, five in the Asia-Pacific region, four in the U.S., two in Latin America and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenue in the EFT Processing Segment, which represented approximately 20% of total consolidated revenue for the first half of 2008, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment — Revenue in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenue for the first half of 2008, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’

customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment — Revenue in the Money Transfer Segment, which represents approximately 22% of total consolidated revenue for the first half of 2008, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia-Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the development and success of the cross-border merchant processing and acquiring business;

•	the successful entry into the card issuing and outsourcing business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
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
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three- and six-month periods June 30, 2008 and 2007 are summarized in the tables below:

	Revenues for the Three				Revenues for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
EFT Processing	$52,361	$42,016	$10,345	25%	$100,597	$80,689	$19,908	25%
Prepaid Processing	152,633	142,230	10,403	7%	296,858	269,811	27,047	10%
Money Transfer	59,456	49,219	10,237	21%	111,788	50,008	61,780	124%

Total	$264,450	$233,465	$30,985	13%	$509,243	$400,508	$108,735	27%

	Operating Income (Loss) for the				Operating Income (Loss) for the
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
EFT Processing	$9,039	$8,793	$246	3%	$19,184	$15,652	$3,532	23%
Prepaid Processing	11,420	9,700	1,720	18%	21,754	19,216	2,538	13%
Money Transfer	2,558	1,380	1,178	n/m	4,509	513	3,996	n/m

Total	23,017	19,873	3,144	16%	45,447	35,381	10,066	28%

Corporate services	(5,719)	(4,557)	(1,162)	25%	(14,918)	(8,227)	(6,691)	81%

Total	$17,298	$15,316	$1,982	13%	$30,529	$27,154	$3,375	12%

n/m	- Not meaningful.
Impact of changes in foreign currency exchange rates
Throughout 2007 and into 2008, the U.S. dollar has weakened compared to most of the currencies of the countries in which we operate. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first half of 2008 are positively impacted by the weakening of the U.S. dollar. We estimate that, depending on the mix of countries and currencies, our operating income for the first half of 2008 benefited by approximately 10% to 15% when compared to 2007.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 for our EFT Processing Segment:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Total revenues	$52,361	$42,016	$10,345	25%	$100,597	$80,689	$19,908	25%

Operating expenses:
Direct operating costs	24,625	17,608	7,017	40%	46,362	34,506	11,856	34%
Salaries and benefits	9,113	8,208	905	11%	17,021	15,247	1,774	12%
Selling, general and administrative	4,610	3,417	1,193	35%	8,388	7,576	812	11%
Depreciation and amortization	4,974	3,990	984	25%	9,642	7,708	1,934	25%

Total operating expenses	43,322	33,223	10,099	30%	81,413	65,037	16,376	25%

Operating income	$9,039	$8,793	$246	3%	$19,184	$15,652	$3,532	23%

Transactions processed (in millions)	168.6	146.9	21.7	15%	337.0	277.6	59.4	21%
ATMs as of June 30	10,160	9,858	302	3%	10,160	9,858	302	3%
Average ATMs	9,962	9,655	307	3%	10,867	9,348	1,519	16%
Discontinued operations
During the second quarter 2008, we decided to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity previously included in the EFT Processing Segment, in order to narrow the focus of our investments and resources on our transaction processing businesses. We are in the process of locating a buyer and expect to complete a sale within one year. Accordingly, the results of operations for Essentis are shown as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented and have been removed from the table above.
Revenues
Our revenues for the first half of 2008 increased when compared to the first half of 2007 primarily due to increases in the average number of ATMs operated and, for Company-owned ATMs, the number of transactions processed. These increases were attributable to many of our operations, but primarily our operations in Poland, India and Euronet Card Services Greece. Additionally, for the first half of 2008, the U.S. dollar has weakened compared to the first half of 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, foreign currency amounts reported in U.S. dollars are positively impacted by the weakening of the U.S. dollar. Partially offsetting these improvements were decreases in revenue associated with our operations in Romania due to a decrease in the per transaction fee structure with a customer that was granted in exchange for an extension of the contract term.
Average monthly revenue per ATM was $1,752 for the second quarter and $1,543 for the first half of 2008, compared to $1,451 for the second quarter and $1,439 for the first half of 2007. Revenue per transaction was $0.31 for the second quarter and $0.30 for the first half of 2008, compared to $0.29 for both the second quarter and first half of 2007. These improvements are generally the result of the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008 that involved processing services only with very little associated costs and, therefore, had lower-than-average revenue per ATM and revenues per transaction. As of June 30, 2007 and March 31, 2008, we were providing processing services for approximately 1,700 and 2,400 ATMs, respectively, under this contract. Partly offsetting this improvement is the addition of ATMs in India and China, where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs.
Our contracts in the EFT Processing Segment are generally five to seven years in length, and certain of them will be up for renewal during the next two to three years. As was the case for contract renewals in Romania and Greece in prior years, during renegotiation, we expect to be pressured by customers for rate concessions because of the greater availability of alternative processing solutions in many of our markets now as compared to when we entered into the contracts.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for the first half of 2008, compared to the first half of 2007, is attributed to the increase in the number of ATMs under operation, particularly the growing number of independently deployed ATMs in new markets, and the launch of our cross-border merchant acquiring business. Throughout 2007 and the first half of 2008, we have incurred substantial capital and operating expenditures in anticipation of entering the cross-border business after we entered into an agreement for these services with a large petrol retailer in Central Europe. The revenues recorded in launching this business were not significant during the second quarter 2008; however, the cost structure is largely in place and is contributing to the increase in direct operating costs and certain other expenses discussed below.
Gross margin
Gross margin, which is calculated as revenues less direct operating costs, increased to $27.7 million for the second quarter and $54.2 million for the first half of 2008 from $24.4 million for the second quarter and $46.2 million for the first half of 2007. This increase is attributable to the increase in revenues discussed above. Gross margin as a percentage of revenues was 53% for the second quarter and 54% for the first half of 2008 compared to 58% for the second quarter and 57% for the first half of 2007. The decrease in gross margin as a percentage of revenues is primarily due to the impact of the expiration of the ATM services contract and launching the cross-border merchant acquiring business discussed above.
Salaries and benefits
The increase in salaries and benefits for the first half of 2008 compared to the first half of 2007 was due to staffing costs to support growth in ATMs managed and transactions processed and for new products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees. As a percentage of revenues, however, these costs decreased to 17% of revenues for the first half of 2008 compared to 19% for the first half of 2007.
Selling, general and administrative
Selling, general and administrative expenses for the first half of 2007 include a $1.2 million arbitration loss awarded by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. After adjusting for this loss, the increase in selling, general and administrative expenses for the first half of 2008 compared to the first half of 2007 is due primarily to the launch of our cross-border merchant acquiring business that occurred during the second quarter 2008. As explained above, the revenues recorded in launching this business were not significant during the second quarter 2008; however, the cost structure is in place to support this new business. Excluding the impact of the arbitration loss, as a percentage of revenue, selling, general and administrative expenses were flat at 8% for the first half of 2008 compared to the first half of 2007.
Depreciation and amortization
The increase in depreciation and amortization expense for the first half of 2008 compared to the first half of 2007 is due primarily to additional ATMs in Poland, India and China and additional equipment and software for the expansion of our Hungarian processing center. As a percentage of revenue, these expenses were flat at 10% for both the first half of 2008 and the first half of 2007.
Operating income
For the first half of 2008 compared to the first half of 2007, the increase in operating income was due to increases in revenues, partially offset by the impact of the $1.2 million arbitration loss described above. Additionally, for the second quarter and first half of 2008, operating income was negatively impacted by the expiration of the ATM services contract described above and the launching of the cross-border merchant acquiring business. As a result of these two items, operating income was reduced by $1.9 million for the second quarter 2008 and $2.4 million for the first half of 2008, when compared to the same periods in 2007. Excluding the arbitration loss and the impacts of the ATM services contract expiration and the cross-border merchant acquiring business launch, operating income increased by 26% for the second quarter 2008 and 30% for the first half of 2008, when compared to the same periods in 2007. Adjusting for the items described above, operating income as a percentage of revenue for the first half of 2008 would have been 21%, compared to 20% for the first half of 2007. For the full year 2008, we expect to incur losses of approximately $5.5 million to $6.0 million associated with the launch of the cross-border merchant acquiring business and the full year 2008 impact of the ATM contract expiration will be a reduction in operating income of approximately $2.7 million.

PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 for our Prepaid Processing Segment:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Total revenues	$152,633	$142,230	$10,403	7%	$296,858	$269,811	$27,047	10%

Operating expenses:
Direct operating costs	124,604	116,248	8,356	7%	242,460	219,478	22,982	10%
Salaries and benefits	6,916	7,020	(104)	(1%)	13,484	13,405	79	1%
Selling, general and administrative	5,459	5,389	70	1%	10,734	9,966	768	8%
Depreciation and amortization	4,234	3,873	361	9%	8,426	7,746	680	9%

Total operating expenses	141,213	132,530	8,683	7%	275,104	250,595	24,509	10%

Operating income	$11,420	$9,700	$1,720	18%	$21,754	$19,216	$2,538	13%

Transactions processed (in millions)	169.5	160.2	9.3	6%	336.8	299.7	37.1	12%
Revenues
The increase in revenues for the first half of 2008 compared to the first half of 2007 was generally attributable to the increase in total transactions processed across all of our Prepaid Processing Segment operations, particularly Australia, Germany and Poland. Additionally, for the first half of 2008 the U.S. dollar has weakened compared to the first half of 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, foreign currency amounts reported in U.S. dollars are positively impacted by the weakening of the U.S. dollar.
In certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) developing markets or markets in which there is organic growth in the prepaid sector overall, (ii) continued conversion from scratch cards to electronic top-up in less mature markets, (iii) additional products sold over the base of prepaid processing terminals, and (iv) possibly acquisitions.
Revenues per transaction were $0.90 for the second quarter and $0.88 for the first half of 2008 compared to $0.89 for the second quarter and $0.90 for the first half of 2007.
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
Gross margin
Gross margin, which represents revenues less direct costs, was $28.0 million for the second quarter and $54.4 million for the first half of 2008 compared to $26.0 million for the second quarter and $50.3 million for the first half of 2007. Gross margin as a percentage of revenues remained flat at 18% for the second quarter 2008 compared to the same period in 2007 and decreased slightly to 18% in the first half of 2008 from 19% in the first half of 2007. Gross margin per transaction was $0.17 for the second quarter and $0.16 for the first half of 2008 compared to $0.16 for the second quarter and $0.17 for the first half of 2007. The primary cause of the reduction in gross margin as a percentage of revenues and gross margin per transaction for the first half of 2008 compared to the first half of 2007 is due to the general maturity of the prepaid mobile airtime business in many of our markets. However, gross margin per transaction strengthened in the second quarter 2008 compared to the second quarter 2007 primarily due to growth in revenue per transaction in Australia, Poland and Germany due to the continued addition of customers and increases in transactions in these markets.

Salaries and benefits
Salaries and benefits remained relatively flat for first half of 2008 compared to the first half of 2007. As a percentage of revenue, salaries and benefits decreased to 4.5% for first half of 2008 from 5.0% for first half of 2007. The decrease in salaries and benefits as a percentage of revenues reflects the impact of leverage and scalability as we increase revenues in certain markets such as Australia, Poland and Germany.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first half of 2008 compared to the first half of 2007 is the result of additional overhead to support development in other new and growing markets. As a percentage of revenues, these expenses remained relatively flat at 3.6% for first half of 2008 compared to 3.7% for the first half of 2007. The modest increases in selling, general and administrative expenses during the second quarter and first half of 2008 when compared to the same periods in the prior year, also reflect the impact of leverage in certain markets, such as Australia, Poland and Germany, as revenues increase.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase in depreciation and amortization expense reflects additional POS terminals installed as the business has grown. Depreciation and amortization expense, as a percentage of revenues, decreased slightly to 2.8% for the first half of 2008 from 2.9% for the first half of 2007.
Goodwill and acquired intangible translation adjustment
During the third quarter 2007, we corrected an immaterial error related to foreign currency translation adjustments for goodwill and acquired intangible assets recorded in connection with acquisitions completed during periods prior to 2007. The impact of this correction on the Prepaid Processing Segment was to increase depreciation and amortization expense and decrease operating income by $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2007, respectively.
Operating income
The improvement in operating income for 2008 compared to 2007 was due to the growth in revenues and transactions processed, the impact of leveraging fixed costs in salaries and benefits and selling, general and administrative expenses in certain growing markets and the benefit of foreign currency translations to the U.S. dollar. These improvements were partly offset by the flat gross margins in certain mature markets and the costs of development in Italy and other new and growing markets.
Operating income as a percentage of revenues was 7.5% for the second quarter and 7.3% for the first half of 2008 compared to 6.8% for the second quarter and 7.1% for the first half of 2007. Operating income per transaction was $0.07 for the second quarter 2008 compared to $0.06 for the second quarter 2007 and $0.06 for both six-month periods ended June 30, 2008 and 2007. The increases are primarily due to the leverage in certain growing markets discussed above, while increasing revenues and gross margin.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA. To assist with understanding the results of the Money Transfer Segment, unaudited pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2007. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The following tables present the actual and pro forma results of operations for the three- and six-month periods ended June 30, 2008 and 2007 for the Money Transfer Segment:

	As Reported
	Three Months Ended June 30,		Year-over- Year Change	Six Months Ended June 30,		Year-over- Year Change
			Increase			Increase
(dollar amounts in thousands)	2008	2007	Amount	2008	2007	Amount
Total revenues	$59,456	$49,219	$10,237	$111,788	$50,008	$61,780

Operating expenses:
Direct operating costs	30,196	26,395	3,801	56,541	26,906	29,635
Salaries and benefits	13,035	9,833	3,202	24,792	10,423	14,369
Selling, general and administrative	8,577	6,819	1,758	16,029	7,270	8,759
Depreciation and amortization	5,090	4,792	298	9,917	4,896	5,021

Total operating expenses	56,898	47,839	9,059	107,279	49,495	57,784

Operating income	$2,558	$1,380	$1,178	$4,509	$513	$3,996

Transactions processed (in millions)	4.3	3.8	0.5	8.1	3.9	4.2

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
		(Pro Forma)				(Pro Forma)
Total revenues	$59,456	$51,692	$7,764	15%	$111,788	$96,197	$15,591	16%

Operating expenses:
Direct operating costs	30,196	27,633	2,563	9%	56,541	51,700	4,841	9%
Salaries and benefits	13,035	10,173	2,862	28%	24,792	20,101	4,691	23%
Selling, general and administrative	8,577	6,664	1,913	29%	16,029	13,255	2,774	21%
Depreciation and amortization	5,090	4,620	470	10%	9,917	8,926	991	11%

Total operating expenses	56,898	49,090	7,808	16%	107,279	93,982	13,297	14%

Operating income	$2,558	$2,602	$(44)	(2%)	$4,509	$2,215	$2,294	104%

Transactions processed (in millions)	4.3	4.0	0.3	8%	8.1	7.4	0.7	9%
Comparison of pro forma operating results
During the second quarter 2007, we combined our previous money transfer business with RIA and incurred total exit costs of $0.9 million. These costs represent the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during the second quarter 2007; the write-off of marketing materials and trademarks that have been discontinued; the write-off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. These exit costs are not included in pro forma operating expenses in the above table.

Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues per transaction increased to $13.83 for the second quarter and $13.80 for the first half of 2008 from $12.92 for the second quarter and $13.00 for the first half of 2007. The growth rate of revenues exceeded the transaction growth rate largely as a result of the strong increase in transfers from non-U.S. locations which generally have higher-than-average revenue per transaction. For the six months ended June 30, 2008, 70% of our money transfers were initiated in the U.S., with the balance being initiated outside the U.S., primarily in Europe. This compares to 78% initiated in the U.S. and 22% in other countries for the six months ended June 30, 2007. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in revenues for the first half of 2008 compared to pro forma revenues for the first half of 2007 is primarily due to an increase in the number of transactions processed. For the first half of 2008, money transfers to Mexico, which represented 33% of total money transfers, decreased by 8% while transfers to all other countries increased 20% when compared to the first half of 2007. The increase in transfers to countries other than Mexico is due to the expansion of our operations and continued growth in immigrant worker populations in countries other than the U.S. The decline in transfers to Mexico was largely the result of immigration issues, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments and, as discussed further below, our gross margin for the second quarter 2008 in the U.S. is approximately the same as the prior year.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary. Other less significant direct costs include telecommunication and bank fees to collect money from originating agents. Direct operating costs generally increase or decrease by a similar percentage as transactions.
Gross margin
Gross margin, which represents revenues less direct costs, was $29.3 million for the second quarter and $55.2 million for the first half of 2008 compared to pro forma gross margin of $24.1 million for the second quarter and $44.5 million for the first half of 2007. The improvements are primarily due to the growth in money transfer transactions and revenues discussed above. In the U.S., despite the decrease in money transfer volume to Mexico, gross margin has remained about the same as it was in the prior year. We have not engaged in the competitive price wars in our industry that some of our competitors have initiated, choosing instead to defend our pricing structure and service levels and maintaining a more profitable customer base. We cannot predict how long these issues will continue to impact the U.S. market and we cannot predict whether we will change our strategy over the short or long term in order to protect or increase market share. Pro forma gross margin as a percentage of revenues was 49% for the second quarter and first half of 2008 compared to 47% for the second quarter and 46% for the first half of 2007. This improvement primarily reflects the strong growth in transaction volume in our more profitable non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in pro forma salaries and benefits for the first half of 2008 compared to pro forma salaries and benefits expense for the first half of 2007 is primarily due to merit increases and additional costs to support our global expansion efforts, primarily the opening of Company-owned stores in Germany, France, Spain and the U.S.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for the first half of 2008 compared to pro forma selling, general and administrative expenses for the first half of 2007 is primarily to support our global expansion efforts.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in pro forma depreciation and amortization for the first half of 2008 compared to the first half of 2007 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores.
Operating income
The improvement in operating income for the second quarter 2008 compared to the second quarter 2007 is mainly due to the exit costs of $0.9 million incurred in combining our previous money transfer business with RIA. The increase in operating income for the first half of 2008 compared to pro forma operating income for the first half of 2007 is the result of losses incurred by our previous money transfer company and the increased revenues as discussed in more detail above, partly offset by additional costs incurred to support our global expansion efforts.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2008 and 2007 for Corporate Services:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Salaries and benefits	$4,000	$3,379	$621	18%	$8,461	$6,079	$2,382	39%
Selling, general and administrative	1,404	1,117	287	26%	5,848	2,027	3,821	189%
Depreciation and amortization	315	61	254	416%	609	121	488	403%

Total operating expenses	$5,719	$4,557	$1,162	25%	$14,918	$8,227	$6,691	81%

Corporate operating expenses
Operating expenses for Corporate Services increased substantially for the first half of 2008 compared to the first half of 2007. The increase in salaries and benefits is primarily the result of severance costs related to certain senior level positions and increased share-based compensation related to awards made to new employees, including those in the Money Transfer Segment. The increase in selling, general and administrative expenses was due primarily to the write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram. The increase in corporate depreciation and amortization is the result of amortization associated with the third quarter 2007 purchase of an enterprise-wide desk-top license.

OTHER INCOME (EXPENSE)

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Interest income	$2,092	$4,089	$(1,997)	(49%)	$5,900	$8,417	$(2,517)	(30%)
Interest expense	(6,037)	(7,769)	1,732	(22%)	(12,893)	(11,301)	(1,592)	14%
Income from unconsolidated affiliates	238	636	(398)	(63%)	481	876	(395)	(45%)
Impairment loss on investment securities	(1,258)	—	(1,258)	n/m	(18,760)	—	(18,760)	n/m
Loss on early retirement of debt	(91)	—	(91)	n/m	(246)	—	(246)	n/m
Foreign currency exchange gain (loss), net	(378)	1,341	(1,719)	n/m	12,699	1,779	10,920	n/m

Other expense, net	$(5,434)	$(1,703)	$(3,731)	n/m	$(12,819)	$(229)	$(12,590)	n/m

n/m	- Not meaningful.
Interest income
The decrease in interest income for the second quarter and first half of 2008 from the second quarter and first half of 2007 was primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods. Partly offsetting this decrease was the recognition of $1.2 million in the first quarter 2008 for interest related to a federal excise tax refund.
Interest expense
The increase in interest expense for the first half of 2008 over the first half of 2007 was primarily related to the additional borrowings to finance the April 2007 acquisition of RIA. The decrease in interest expense for the second quarter 2008 over the second quarter 2007 was primarily related to the reductions in those borrowings from scheduled and early repayments. We also incurred additional borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days.
Income from unconsolidated affiliates
Income from unconsolidated affiliates mainly represents the equity in income of our 40% equity investment in e-pay Malaysia which remained relatively flat for the first half of 2008 compared to the first half of 2007. The decrease in the second quarter 2008 compared to the second quarter 2007 is due to the $0.4 million gain recognized from the sale of our 8% interest in CashNet Telecommunications Egypt SAE during the second quarter 2007.
Impairment loss on investment securities
During the first half of 2008, the value of our investment in MoneyGram declined and the decline was determined to be other than temporary. Accordingly, we recognized an $18.8 million impairment loss, of which $17.5 million was recognized in the first quarter and another $1.3 million in the second quarter.
Loss on early retirement of debt
Loss on early retirement of debt of $0.1 million and $0.2 million for the second quarter and first half of 2008, respectively, represents the pro-rata write-off of deferred financing costs associated with the portions of the $190 million term loan that were prepaid during the first half of 2008. We expect to continue to prepay amounts outstanding under the term loan through available cash flows and, accordingly, recognize losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.

Net foreign currency exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. We recorded a net foreign currency exchange loss of $0.4 million in the second quarter 2008 and a gain of $12.7 million in the first half of 2008 compared to gains of $1.3 million and $1.8 million in the second quarter and first half of 2007, respectively. The foreign currency exchange gains and losses recorded are a result of the impact of fluctuations in foreign currency exchange rates on the recorded value of these assets and liabilities. Throughout 2007 and into the first half of 2008, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains.
INCOME TAX EXPENSE
Our effective tax rate for continuing operations, after consideration of minority interest, was 26.0% and 36.4% for the three-month periods ended June 30, 2008 and 2007, respectively, and was 86.3% and 33.2% for the six-month periods ended June 30, 2008 and 2007, respectively.
Net income for the three- and six-month periods ended June 30, 2008 reflects unrealized capital losses of $1.3 million and $18.8 million, respectively, recorded in connection with our investment in MoneyGram. Associated tax benefits were not recorded for the losses because of the uncertainty surrounding our future ability to have offsetting capital gains. Excluding the impact of these unrealized capital losses, our effective tax rate was 23.4% for the three-month period ended June 30, 2008 and 40.3% for the six-month period ended June 30, 2008.
In addition to the tax treatment of the capital losses, the year-over-year fluctuations in the tax rates for the three- and six-month periods primarily relate to differences in accounting for income taxes at our U.S. operations. During the three- and six-month periods ended June 30, 2007, we had a valuation allowance against our net deferred tax assets and, therefore, the tax effect of operating income or expense, interest income on loans to our foreign subsidiaries and foreign currency gains recognized by our U.S. group were recorded as an adjustment to the valuation allowance rather than tax expense. Due to the recognition of significant foreign currency gains, and a $12.2 million federal excise tax refund recorded during the fourth quarter 2007, the valuation allowance against our U.S. net deferred tax assets was fully utilized. Consequently, for the three- and six-month periods ended June 30, 2008, we fully provided for the tax effect of income and expense generated by our U.S. operations.
The significant increase in the effective tax rate for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007, is largely attributable to the recognition of deferred tax expense on foreign currency gains recognized by our U.S. operations during 2008. Additionally, certain foreign currency losses recognized for financial reporting purposes have been treated as permanent differences and, therefore, a tax benefit has not been recorded.
The decrease in the effective tax rate for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 is attributable to the recognition of tax benefits resulting from the successful resolution of tax audits and tax impact of the reduced foreign currency gains for the six months ended June 30, 2008.
DISCONTINUED OPERATIONS
During the second quarter 2008, we decided to sell Essentis in order to narrow the focus of our investments and resources on our transaction processing businesses. We are in the process of locating a buyer and expect to complete a sale within one year. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no related assets or liabilities held for sale at June 30, 2008 or December 31, 2007.
NET INCOME
We recorded net income of $7.8 million for the second quarter and $1.0 million for the first half of 2008 compared to net income of $8.5 million for the second quarter and $18.0 million for the first half of 2007. As more fully discussed above, the decrease of $17.0 million for the first half of 2008 as compared to the same period in 2007 was primarily the result of the $18.8 million first half 2008 unrealized loss on investment securities. Additionally, income tax expense increased $5.6 million, net interest expense increased $4.1 million, net income from discontinued operations decreased $1.9 million and other items decreased net income by $0.9 million. These decreases to net income were partially offset by an increase in foreign currency gains of $10.9 million and an increase in operating income of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2008, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $237.4 million, compared to working capital of $279.3 million as of December 31, 2007. Our ratio of current assets to current liabilities was 1.47 at June 30, 2008, compared to 1.53 as of December 31, 2007. The decrease in working capital was due primarily to the use of cash to reduce debt outstanding.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of June 30, 2008, working capital in the Money Transfer Segment was $54.2 million. We expect that working capital needs will increase as we expand this business.
Operating cash flow
Cash flows provided by operating activities were $57.7 million for the first half of 2008 compared to $1.0 million for the first half of 2007. The increase was primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment. While net income for the first half of 2008 was $17.0 million less than net income for the first half of 2007, when non-cash adjustments are added back there is a $6.1 million increase in cash flows in the first half of 2008 compared to the first half of 2007, reflecting the growth in our operations.
Investing activity cash flow
Cash flows provided by investing activities were $0.3 million for the first half of 2008, compared to cash flows used of $353.8 million for the first half of 2007. Our investing activities for the first half of 2008 consisted of the return of $26 million we placed in escrow in first quarter 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Our investing activities also include $21.2 million and $12.2 million for purchases of property and equipment in the first half of 2008 and 2007, respectively. While our acquisitions in the first half of 2008 used $3.5 million, we used $313.5 million in the first half of 2007, primarily for the acquisition of RIA. Finally, cash used for software development and other investing activities totaled $1.0 million and $2.2 million in the first half of 2008 and 2007, respectively.
Financing activity cash flow
Cash flows used by financing activities were $74.3 million during the first half of 2008 compared to cash provided of $313.0 million during the first half of 2007. Our financing activities for the first half of 2008 consisted primarily of net repayments of debt obligations of $74.8 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first half of 2008 we had a total of $29.3 million in borrowings and $84.9 million in repayments under our revolving credit facility. Additionally, we paid $1.0 million of scheduled payments and $14.0 million of early payments on our term loan in the first half of 2008 as well as $4.2 million of capital lease obligations. Our financing activities for the first half of 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $163.5 million. Partly offsetting these increases were net repayments on debt obligations of $35.4 million, dividends paid to minority interest stockholders of $1.6 million and debt issuance costs associate with our syndicated credit facility of $3.8 million.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility – To finance the acquisition of RIA in the second quarter 2007, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the original balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.

During April 2008, we entered into an amendment to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million of the $140 million in Convertible Senior Debentures Due 2024 that are currently outstanding. In July 2008, our Board of Directors authorized the repurchase of up to $40 million of these debentures, from time to time, in open market or privately negotiated purchases. None of the debentures have been repurchased to date. The decision on when and the extent to which, if any, this authorization will be utilized will depend on market conditions and other financial considerations to be determined in management’s discretion. Additionally, we incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the Credit Facility.
The $100 million five-year revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of June 30, 2008, after making required repayments on the term loan of $2.4 million and voluntary prepayments of $38.6 million, we had borrowings of $149.0 million outstanding against the term loan. We had borrowings of $7.4 million and stand-by letters of credit of $19.8 million outstanding against the revolving credit facility. The remaining $72.8 million under the revolving credit facility ($97.8 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. Our weighted average interest rate under the revolving credit facility as of June 30, 2008 was 9.8%.
Short-term debt obligations – Short-term debt obligations at June 30, 2008 consist only of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of June 30, 2008, there were no borrowings outstanding against any of these facilities.
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
Other uses of capital
Payment obligations related to acquisitions – As partial consideration for the acquisition of RIA, we granted the sellers of RIA 3,685,098 contingent value rights (“CVRs”) and 3,685,098 stock appreciation rights (“SARs”). The 3,685,098 CVRs mature on October 1, 2008 and will result in the issuance of up to $20 million of additional shares of Euronet Common Stock or payment of additional cash, at our option, if the price of Euronet Common Stock is less than $32.56 on the maturity date. The 3,685,098 SARs entitle the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008. Combined, the CVRs and SARs, the sellers are entitled to additional consideration of at least $20 million in Euronet Common Stock or cash. The SARS also provide potential additional value to the sellers for situations in which Euronet Common Stock appreciates beyond $32.56 per share prior to October 1, 2008, which is to be settled through the issuance of additional shares of Euronet Common Stock. On July 31, 2008, the closing price of Euronet Common Stock was $16.00. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments.
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
Capital expenditures and needs – Total capital expenditures for the first half of 2008 were $24.0 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2008 are estimated to be approximately $45 million to $55 million.
In the Prepaid Processing Segment, approximately 96,000 of the approximately 397,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $8.1 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. The cross-border merchant processing and acquiring business involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It involves the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur approximately $5.5 million to $6.0 million in operating losses related to this product for the full year 2008.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2008, there were no material changes from the disclosure in our Annual Report on

Form 10-K for the year ended December 31, 2007. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2008.
CONTRACTUAL OBLIGATIONS
As of June 30, 2008, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, is the net repayment of $70.6 million of principal on long-term debt obligations.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with the Company’s $140 million convertible senior debentures and its $175 million convertible debentures. The new accounting treatment will require Euronet to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. The Company is in the process of quantifying the effect the adoption of FSP APB 14-1 will have on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are still evaluating the impact of the adoption of SFAS No. 161; however, the impact is not expected to be material.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements; however, the impact is not expected to be material.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2008, our total debt outstanding was $487.1 million. Of this amount, $315 million, or 65% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $140 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of June 30, 2008, the fair value of our fixed rate convertible debentures was $275 million, compared to a carrying value of $315 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3%. As of June 30, 2008, the unrealized loss on the interest rate swap agreements was $1.0 million. Interest expense, including amortization of deferred debt issuance costs, for our total $365 million in fixed rate debt totals approximately $13.8 million per year, or a weighted average interest rate of 3.8% annually. Additionally, approximately $15.6 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2008 and 2013.
The remaining $106.5 million, or 22% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $2.0 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first half of 2008, 75% of our revenues were generated in non-U.S. dollar countries compared to 76% for the first half of 2007. The slight decrease in the percentage of revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the second quarter 2007 acquisition of RIA, as well as increased revenues of our U.S.-based Prepaid Processing Segment operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. As of June 30, 2008, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $70 million to $80 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies have been positively impacted by the weakening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2008, we had foreign currency forward contracts outstanding with a notional value of $48.9 million, primarily in euros that were not designated as hedges and mature in a weighted average of five days. The fair value of these forward contracts as of June 30, 2008 was an unrealized loss of approximately $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first half of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
Risks Related to Our Business
Competition in our EFT Segment has increased over the last several years, increasing the risk that certain of our long-term bank outsourcing contracts may be terminated or not renewed upon expiration.
The developing markets in which we have done business have matured over the years, resulting in increasing competition. In addition, as consolidation of financial institutions in Central and Eastern Europe continues, certain of our customers have established or are establishing internal ATM management and processing capabilities. As a result of these developments, negotiations regarding renewal of contracts have become increasingly challenging and, as previously reported, in certain cases we have reduced fees to extend contracts beyond their original terms. Although we have historically considered the risk of non-renewal of major contracts to be relatively low because of complex interfaces and operational procedures established for those contracts, the risk of non-renewal or early termination is increasing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended June 30, 2008, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 1,752 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares (all purchases occurred during May 2008):

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
	Shares	Per Share	Plans or	Under the Plans or
Period	Purchased	(1)	Programs	Programs
May 1 - May 31	1,752	$17.50	—	—

Total	1,752	$17.50	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 20, 2008. A total of 39,341,783, or 80% of the Company’s shares of Common Stock were present or represented by proxy at the meeting. The two proposals presented below were approved as follows:
Proposal 1. Election of Directors
The two director nominees, information with respect to whom was set forth in the Proxy Statement, were elected. The vote with respect to the election of these directors was as follows:

Director	Voted in Favor	Withheld
Dr. Andrzej Olechowski	38,908,393	433,390
Eriberto R. Scocimara	38,408,856	932,927
Proposal 2. Ratification of the appointment of KPMG LLP as Euronet’s auditors for the year ending December 31, 2008.
The appointment of KPMG LLP as Euronet’s auditors for the year ending December 31, 2008 was ratified in accordance with the following vote:

For	Against	Abstain	Non-Vote
38,855,265	453,468	33,050	—

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description
10.1	Amendment No. 1 to the Credit Agreement dated April 23, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.2	Amended and Restated Employment Agreement executed in March 2008 and effective April 25, 2008 between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President and Chief Operations Officer, Prepaid Processing Segment (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.3	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.4	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.5	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.6	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated by reference herein)

10.7	Employment Agreement dated May 11, 2008 between Euronet Worldwide, Inc. and Gareth Gumbley, Managing Director, Prepaid Processing Segment (1)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 – Certification of Chief Executive Officer (1)

31.2	Section 302 – Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 7, 2008
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer