Form 10-Q
period 2008-09-30
EURONET WORLDWIDE INC
filed 2008-11-10
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 31, 2008 was 50,292,225 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,863	$266,869
Restricted cash	113,807	140,222
Inventory — PINs and other	67,830	50,265
Trade accounts receivable, net of allowances for doubtful accounts of $8,291 at September 30, 2008 and $6,194 at December 31, 2007	265,989	286,245
Deferred income taxes, net	15,194	13,554
Prepaid expenses and other current assets	32,740	39,564
Current assets of discontinued operations	3,626	5,765

Total current assets	673,049	802,484

Property and equipment, net of accumulated depreciation of $131,591 at September 30, 2008 and $119,190 at December 31, 2007	96,007	88,337
Goodwill	733,803	762,723
Acquired intangible assets, net of accumulated amortization of $60,070 at September 30, 2008 and $44,450 at December 31, 2007	134,612	155,137
Deferred income taxes, net	32,867	30,822
Other assets, net of accumulated amortization of $16,542 at September 30, 2008 and $12,649 at December 31, 2007	21,874	41,346
Non-current assets of discontinued operations	4,801	5,307

Total assets	$1,697,013	$1,886,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$218,431	$306,155
Accrued expenses and other current liabilities	222,155	167,054
Current portion of capital lease obligations	4,843	4,974
Short-term debt obligations and current portion of long-term debt obligations	1,900	1,910
Income taxes payable	15,025	15,342
Deferred income taxes	7,159	7,587
Deferred revenue	12,273	12,934
Current liabilities of discontinued operations	3,605	7,218

Total current liabilities	485,391	523,174
Debt obligations, net of current portion	412,624	539,303
Capital lease obligations, net of current portion	8,467	11,520
Deferred income taxes	68,022	74,610
Other long-term liabilities	6,140	4,672
Minority interest	10,619	8,975

Total liabilities	991,263	1,162,254

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 49,400,479 issued at September 30, 2008 and 49,159,968 issued at December 31, 2007	988	983
Additional paid-in-capital	667,452	658,047
Treasury stock, at cost, 224,104 shares at September 30, 2008 and 207,065 shares at December 31, 2007	(819)	(379)
Retained earnings (accumulated deficit)	814	(5,905)
Restricted reserve	990	957
Accumulated other comprehensive income	36,325	70,199

Total stockholders’ equity	705,750	723,902

Total liabilities and stockholders’ equity	$1,697,013	$1,886,156

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
EFT Processing Segment	$54,408	$43,521	$155,005	$124,210
Prepaid Processing Segment	166,784	144,631	463,642	414,442
Money Transfer Segment	59,511	53,573	171,299	103,581

Total revenues	280,703	241,725	789,946	642,233

Operating expenses:
Direct operating costs	191,999	164,972	537,362	445,862
Salaries and benefits	32,979	30,005	96,737	75,159
Selling, general and administrative	22,460	16,182	63,459	43,021
Depreciation and amortization	14,497	13,007	43,091	33,478

Total operating expenses	261,935	224,166	740,649	597,520

Operating income	18,768	17,559	49,297	44,713

Other income (expense):
Interest income	2,631	4,046	8,531	12,463
Interest expense	(6,089)	(7,461)	(18,982)	(18,762)
Income (loss) from unconsolidated affiliates	353	(9)	834	867
Impairment loss on investment securities	—	—	(18,760)	—
Gain (loss) on early retirement of debt	4,370	(411)	4,124	(411)
Foreign currency exchange gain (loss), net	(19,346)	8,597	(6,647)	10,376

Other income (expense), net	(18,081)	4,762	(30,900)	4,533

Income from continuing operations before income taxes and minority interest	687	22,321	18,397	49,246
Income tax (expense) benefit	6,057	(6,372)	(8,157)	(15,001)
Minority interest	(674)	(599)	(1,910)	(1,551)

Income from continuing operations	6,070	15,350	8,330	32,694
Discontinued operations, net	(302)	571	(1,611)	1,184

Net income	5,768	15,921	6,719	33,878
Translation adjustment	(69,513)	22,395	(34,343)	34,390
Unrealized gain (loss) on interest rate swaps	399	(553)	372	(582)
Gain on investment securities	669	—	97	—

Comprehensive income (loss)	$(62,677)	$37,763	$(27,155)	$67,686

Earnings (loss) per share — basic:
Continuing operations	$0.13	$0.32	$0.17	$0.74
Discontinued operations	(0.01)	0.01	(0.03)	0.03

Total	$0.12	$0.33	$0.14	$0.77

Basic weighted average shares outstanding	49,002,842	48,523,643	48,909,078	44,222,453

Earnings (loss) per share — diluted:
Continuing operations	$0.12	$0.30	$0.16	$0.70
Discontinued operations	(0.01)	0.01	(0.03)	0.03

Total	$0.11	$0.31	$0.13	$0.73

Diluted weighted average shares outstanding	54,882,604	54,439,296	50,884,211	49,905,599

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Net income	$6,719	$33,878

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,048	34,333
Share-based compensation	7,695	6,138
Foreign exchange (gain) loss, net	6,522	(8,825)
Non-cash impairment of investment securities	18,760	—
Deferred income tax expense (benefit)	(9,878)	524
Income assigned to minority interest	1,910	1,551
Income from unconsolidated affiliates	(834)	(867)
Amortization of debt obligations issuance expenses	2,827	1,769
Gain on repurchase of bonds	(5,087)	—

Changes in working capital, net of amounts acquired:
Income taxes payable, net	1,991	(777)
Restricted cash	(13,051)	17,198
Inventory — PINs and other	(21,270)	12,177
Trade accounts receivable	1,136	(33,931)
Prepaid expenses and other current assets	6,510	(5,837)
Trade accounts payable	(70,427)	(26,454)
Deferred revenue	(1,730)	493
Accrued expenses and other current liabilities	74,929	28,529
Other, net	(1,939)	(592)

Net cash provided by operating activities	48,831	59,307

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,400)	(352,573)
Acquisition escrow	26,000	(26,000)
Purchases of property and equipment	(29,111)	(21,781)
Purchases of other long-term assets	(2,656)	(3,420)
Other, net	838	723

Net cash used by investing activities	(10,329)	(403,051)

Cash flows from financing activities:
Proceeds from issuance of shares	1,246	165,389
Borrowings from revolving credit agreements classified as non-current liabilities	140,820	639,119
Repayments of revolving credit agreements classified as non-current liabilities	(181,744)	(687,515)
Proceeds from long-term debt obligations	—	190,000
Repayments of long-term debt obligations	(80,913)	(25,000)
Repayments of capital lease obligations	(5,876)	(7,603)
Debt issuance costs	(750)	(3,827)
Cash dividends paid to minority interest stockholders	—	(1,572)
Other, net	687	303

Net cash provided (used) by financing activities	(126,530)	269,294

Effect of exchange differences on cash	(4,626)	4,827

Decrease in cash and cash equivalents	(92,654)	(69,623)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $722 in 2008 and $1,446 in 2007)	267,591	321,058

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,074 in 2008 and $131 in 2007)	$174,937	$251,435

Interest paid during the period	$15,244	$15,102
Income taxes paid during the period	14,661	13,428
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes and provides services through a sending network of agents and Company-owned stores in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2007, including the notes thereto, set forth in the Company’s 2007 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain amounts in prior years have been reclassified to conform to current period presentation.
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
Investment in MoneyGram International, Inc.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the six months ended June 30, 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized impairment losses associated with the investment of $18.8 million during the six months ended June 30, 2008 and reversed the $0.6 million gain recorded during 2007 in other comprehensive income. Additionally, the $0.7 million gain during the three months ended September 30, 2008 was recorded in other comprehensive income. Because of the Company’s decision not to submit a proposal to acquire MoneyGram, the investment was recorded in other current assets on the Company’s Unaudited Consolidated Balance Sheet as of

September 30, 2008. During the first quarter 2008, the Company also recorded acquisition related expenses totaling $3.0 million, which are included in selling, general and administrative expenses for the nine months ended September 30, 2008.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of September 30, 2008, the Company’s money transfer settlement obligations were $34.3 million.
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
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected or paid in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133; however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss). The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable or payable, on the Company’s Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with financial institutions it believes to be highly credit-worthy and does not use derivative instruments for trading or speculative purposes. See Note 7, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
Recent accounting pronouncements
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with the Company’s $140 million convertible senior debentures and its $175 million convertible debentures. The new accounting treatment will require Euronet to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. The Company estimates it will record additional interest expense of approximately $12 million in each of the years ended December 31, 2008 and 2007.
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

(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, restricted stock and options to purchase the Company’s Common Stock. The following table provides a reconciliation of net income to earnings available to common stockholders and the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Reconciliation of net income to earnings available to common stockholders:
Net income	$5,768	$15,921	$6,719	$33,878
Add: interest expense of 1.625% convertible debentures, if dilutive (net of income taxes of $316 for the three months ended September 30, 2008 and $0 for the three and nine months ended September 30, 2007)	470	836	—	2,370

Earnings available to common stockholders	$6,238	$16,757	$6,719	$36,248

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,002,842	48,523,643	48,909,078	44,222,453
Additional shares from assumed conversion of 1.625% convertible debentures	4,074,594	4,163,488	—	4,163,488
Weighted average shares issuable in connection with acquisition obligations	1,115,243	714,644	1,115,243	467,672
Incremental shares from assumed conversion of stock options and restricted stock	689,925	1,037,521	859,890	1,051,986

Diluted weighted average shares outstanding	54,882,604	54,439,296	50,884,211	49,905,599

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2008 of approximately 1,667,000 and 1,316,000, respectively. For both the three- and nine-month periods ended September 30, 2007, the calculation of diluted earnings per share excludes approximately 567,000 stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company issued $140 million of 1.625% convertible debentures due 2024 and $175 million of 3.50% convertible debentures due 2025 that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 4.2 million shares of Common Stock for the $140 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, only upon the occurrence of certain conditions. As required by Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was dilutive for the three-month period ended September 30, 2008 and the three- and nine-month periods ended September 30, 2007 and anti-dilutive for the nine-month period ended September 30, 2008. Of the $140 million 1.625% convertible debentures due 2024, Euronet repurchased $55 million on September 25, 2008, which is more fully described in Note 6, Debt Obligations. The shares underlying the $55 million of debentures are included in diluted weighted average shares outstanding through the date of repurchase, if dilutive. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for each of the three- and nine-month periods ended September 30, 2008 and 2007.

(4) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to narrow the focus of its investments and resources on its transaction processing businesses. The Company is in the process of locating a buyer and expects to complete a sale before June 30, 2009. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 9, Segment Information, also reflect the reclassification of Essentis to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues	$2,254	$4,592	$7,388	$11,634
Income (loss) before income taxes	$(496)	$833	$(2,282)	$1,290
Net income (loss)	$(302)	$571	$(1,611)	$840
The Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

(in thousands)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,074	$722
Trade accounts receivable, net of allowance for doubtful accounts	1,107	4,133
Prepaid expenses and other current assets	1,445	910

Total current assets	3,626	5,765
Property and equipment, net of accumulated depreciation	510	647
Acquired intangible assets, net of accumulated amortization	1,206	1,614
Other assets, net of accumulated amortization	3,085	3,046

Total assets	$8,427	$11,072

LIABILITIES
Current liabilities
Trade accounts payable	$354	$953
Accrued expenses and other current liabilities	1,198	2,596
Deferred revenue	2,053	3,669

Total current liabilities	3,605	7,218
Other long-term liabilities	4	32

Total liabilities	$3,609	$7,250

Net assets	$4,818	$3,822

In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During the first quarter 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale related to the operations in France at September 30, 2008 or December 31, 2007.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2008 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2007	$155,137	$762,723	$917,860
Increases (decreases):
Amortization	(18,580)	—	(18,580)
Other, net (primarily changes in foreign currency exchange rates)	(1,945)	(28,920)	(30,865)

Balance as of September 30, 2008	$134,612	$733,803	$868,415

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2008, is expected to total $24.4 million for 2008, $23.3 million for 2009, $22.9 million for 2010, $18.9 million for 2011, $16.4 million for 2012 and $11.9 million for 2013.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2007 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, downturns in the global economy will have a significant impact on cash flow projections, or that other estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2008 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures	Term
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Loan	Total
Balance at December 31, 2007	$62,203	$10	$16,494	$140,000	$175,000	$164,000	$557,707
Increases (decreases):
Net repayments	(41,121)	498	(4,569)	(55,000)	—	(31,000)	(131,192)
Capital lease interest	—	—	1,160	—	—	—	1,160
Foreign exchange (gain) loss	152	(218)	225	—	—	—	159

Balance at September 30, 2008	21,234	290	13,310	85,000	175,000	133,000	427,834

Less — current maturities	—	—	(4,843)	—	—	(1,900)	(6,743)

Long-term obligations at September 30, 2008	$21,234	$290	$8,467	$85,000	$175,000	$131,100	$421,091

On September 25, 2008, the Company repurchased in privately negotiated transactions $55 million in principal amount of the $140 million 1.625% convertible debentures due 2024. This resulted in a $4.7 million pre-tax gain on early retirement of debt, net of the write-off of unamortized debt issuance costs.
During the nine months ended September 30, 2008, the Company repaid $31.0 million of the term loan, of which $1.4 million were scheduled repayments. The remaining $29.6 million represents prepayment of amounts not yet due and resulted in the Company recognizing a $0.5 million pre-tax loss on early retirement of debt.
During April 2008, the Company entered into an amendment to its secured syndicated credit facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024 that are currently outstanding. Euronet incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the credit facility.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at London Inter-Bank Offered Rate (“LIBOR”) plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. As of September 30, 2008, the Company has recorded a liability of $0.6 million in the Company’s Unaudited Consolidated Balance Sheet to recognize the fair value of the swap agreements. The impact to accumulated other comprehensive income for the nine months ended September 30, 2008 was a gain of $0.4 million. The fair value of swap agreements is based on the LIBOR swap rate, credit spreads and other relevant market conditions.
As of September 30, 2008, the Company had foreign currency forward contracts outstanding with a notional value of $52.7 million, primarily in euros, which were not designated as hedges and had a weighted average remaining maturity of 2.8 days.
(8) STOCK PLANS
During the first nine months of 2008, the Company granted a total of 507,153 shares of restricted stock and accelerated vesting for 4,800 shares of restricted stock. Of the shares granted, 370,402 were performance-based shares awarded to executives and key personnel having a fair value of $6.5 million on the grant date, which vest during the years 2009 through 2015 upon the attainment of certain financial performance goals, combined with continuing employment on the vesting date; 21,000 shares were annual grants to directors having a fair value of $0.4 million which vested immediately; 97,900 shares were service-based shares awarded to executives and key personnel having a fair value of $1.6 million on the grant date, which vest during the years 2008 through 2013; and 17,851 shares were granted and 4,800 shares accelerated having a total fair value of $0.5 million in connection with severance benefits due to an executive officer of the Company who resigned in early 2008.
(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in the U.S., Europe, Africa, Asia Pacific and the Middle East.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2008 and 2007:

	For the Three Months Ended September 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$54,408	$166,784	$59,511	$—	$280,703

Operating expenses:
Direct operating costs	26,000	136,474	29,525	—	191,999
Salaries and benefits	8,518	7,733	13,172	3,556	32,979
Selling, general and administrative	6,508	5,689	8,874	1,389	22,460
Depreciation and amortization	5,126	4,273	4,788	310	14,497

Total operating expenses	46,152	154,169	56,359	5,255	261,935

Operating income (loss)	$8,256	$12,615	$3,152	$(5,255)	$18,768

	For the Three Months Ended September 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$43,521	$144,631	$53,573	$—	$241,725

Operating expenses:
Direct operating costs	18,537	118,038	28,397	—	164,972
Salaries and benefits	8,184	7,081	10,784	3,956	30,005
Selling, general and administrative	3,274	4,879	6,777	1,252	16,182
Depreciation and amortization	4,170	4,230	4,205	402	13,007

Total operating expenses	34,165	134,228	50,163	5,610	224,166

Operating income (loss)	$9,356	$10,403	$3,410	$(5,610)	$17,559

	For the Nine Months Ended September 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$155,005	$463,642	$171,299	$—	$789,946

Operating expenses:
Direct operating costs	72,362	378,934	86,066	—	537,362
Salaries and benefits	25,539	21,217	37,964	12,017	96,737
Selling, general and administrative	14,896	16,423	24,903	7,237	63,459
Depreciation and amortization	14,768	12,699	14,705	919	43,091

Total operating expenses	127,565	429,273	163,638	20,173	740,649

Operating income (loss)	$27,440	$34,369	$7,661	$(20,173)	$49,297

	For the Nine Months Ended September 30, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$124,210	$414,442	$103,581	$—	$642,233

Operating expenses:
Direct operating costs	53,043	337,516	55,303	—	445,862
Salaries and benefits	23,431	20,486	21,207	10,035	75,159
Selling, general and administrative	10,850	14,845	14,047	3,279	43,021
Depreciation and amortization	11,878	11,976	9,101	523	33,478

Total operating expenses	99,202	384,823	99,658	13,837	597,520

Operating income (loss)	$25,008	$29,619	$3,923	$(13,837)	$44,713

During the third quarter 2008, the Company adjusted the allocation of goodwill by reporting unit related to the acquisition of RIA. The adjustment had no impact on total goodwill reported on the Company’s Consolidated Balance Sheets but changed the goodwill and total assets reported by geographic location. The adjustment had no impact on the Company’s results of operations or cash flows. Total assets, as adjusted, as of September 30, 2008 and December 31, 2007, summarized by geographic location, were as follows:

	Total Assets as of
	September 30,	December 31,
(in thousands)	2008	2007
U.S.	$532,586	$676,322
U.K.	250,816	329,077
Spain	234,706	247,570
Australia	167,219	120,785
Germany	159,642	164,510
Poland	76,727	71,059
India	21,325	24,136
Other	253,992	252,697

Total	$1,697,013	$1,886,156

(10) FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	Fair Value Measurements as of
	September 30, 2008 Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
Assets (liabilities)(in thousands)	Identical Assets	Inputs
Available-for-sale investment securities	$1,900	$—
Interest rate swaps related to floating rate debt	—	(622)
Foreign currency derivative contracts	—	900
The Company values available-for-sale investment securities using quoted prices from the securities’ primary exchange. Interest rate swaps are valued using present value measurements based on the LIBOR swap rate, credit spreads and other relevant market conditions. Foreign currency derivative contracts are valued using foreign currency quotes for similar assets and liabilities.
(11) NONCASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $1.2 million and $2.6 million were incurred during the nine months ended September 30, 2008 and 2007, respectively. The Company issued Euronet Common Stock valued at $117.6 million and contingent value rights (“CVRs”) and stock appreciation rights (“SARs”) valued at a total of $32.1 million for acquisitions completed during the first nine months of 2007.
(12) CONTINGENCIES
On January 12, 2007, the Company signed a stock purchase agreement to acquire Envios de Valores La Nacional Corp. and certain of its affiliates (“La Nacional”), subject to regulatory approvals and other customary closing conditions. In connection with this agreement, on January 16, 2007, the Company deposited $26 million in an escrow account created for the proposed acquisition. The escrowed funds were not permitted to be released except upon mutual agreement of the Company and La Nacional’s stockholder or through legal remedies available in the agreement.
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

(14) GUARANTEES
As of September 30, 2008, the Company had $37.1 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $9.5 million are collateralized by cash deposits held by the respective issuing banks. Euronet regularly grants guarantees in support of obligations of subsidiaries. As of September 30, 2008, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $19.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.5 million over the terms of the agreements with the customers. From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of September 30, 2008, the balance of ATM network cash for which the Company was responsible was approximately $310 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third-party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2008 or December 31, 2007.
(15) INCOME TAXES
The Company’s effective tax rate for continuing operations, after consideration of minority interest, was not meaningful for the three-month period ended September 30, 2008, was 29.3% for the three-month period ended September 30, 2007 and was 49.5% and 31.5% for the nine-month periods ended September 30, 2008 and 2007, respectively.
Net income for the three- and nine-month periods ended September 30, 2008 includes foreign exchange losses of $19.3 million and $6.6 million, respectively. The recording of a significant income tax benefit for the three months ended September 30, 2008 was due primarily to the recognition of substantial foreign currency losses in the U.S. for which a tax benefit was recorded, partly offset by the income tax impact of foreign currency gains in certain of the Company’s foreign operations. Additionally, net income for the nine months ended September 30, 2008 includes unrealized capital losses of $18.8 million recorded in connection with the Company’s investment in MoneyGram. Associated tax benefits were not recorded for the losses because of the uncertainty surrounding the Company’s future ability to have offsetting capital gains. Excluding the impact of the unrealized capital losses, the Company’s effective tax rate was 23.1% for the nine-month period ended September 30, 2008. The decrease in this adjusted effective tax rate compared to the same period a year ago is mainly due to the tax benefit related to the foreign currency losses described above. Additionally, during the nine-month period ended September 30, 2008, the Company recognized $1.2 million in income tax benefits related to prior years.
The year-over-year fluctuations in the tax rates for the three- and nine-month periods are also affected by differences in accounting for income taxes at the Company’s U.S. operations. During the three- and nine-month periods ended September 30, 2007, the Company had a valuation allowance against its net deferred tax assets and, therefore, the tax effect of operating income or expense, interest income on loans to its foreign subsidiaries and foreign currency gains recognized by the Company’s U.S. group were recorded as an adjustment to the valuation allowance rather than tax expense. Due to the recognition of significant foreign currency gains during 2007 and a $12.2 million federal excise tax refund recorded during the fourth quarter 2007, the Company’s valuation allowance against its U.S. net deferred tax assets was fully utilized. Consequently, for the three- and nine-month periods ended September 30, 2008, the Company fully provided for the tax effect of income and expense generated by its U.S. operations.
As a result of settlement of certain tax positions in Poland, relative to periods prior to 2004, the Company reduced its liability for unrecognized tax benefits by $0.8 million during the nine months ended September 30, 2008. Largely offsetting this reduction, the Company increased its liability for unrecognized tax benefits for other items by $0.7 million during the same period.
(16) SUBSEQUENT EVENTS
As partial consideration for the acquisition of RIA, Euronet granted the sellers of RIA 3,685,098 CVRs and 3,685,098 SARs. The 3,685,098 CVRs matured on October 1, 2008 and the Company elected to settle the CVRs by issuing 1,114,550 additional shares of Euronet Common Stock valued at $20 million. The 3,685,098 SARs entitled the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008 and were not exercised before their expiration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of September 30, 2008, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 10,384 ATMs and approximately 55,000 POS terminals across Europe, the Middle East and Asia. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime via ATMs. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services in the U.S., Europe, Africa, Asia Pacific and the Middle East. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 409,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in the U.S., Europe, and Asia Pacific.

•	A Money Transfer Segment, which provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. The Money Transfer Segment originates and terminates transactions through a network of approximately 73,000 locations, which include sending agents and Company-owned stores, and an extensive payer network across 100 countries.
We have five processing centers in Europe, two in Asia and two in the U.S. We have 23 principal offices in Europe, five in the Asia Pacific region, four in the U.S., two in Latin America and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment - Revenue in the EFT Processing Segment, which represented approximately 19% of total consolidated revenue for the first nine months of 2008, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment - Revenue in the Prepaid Processing Segment, which represented approximately 59% of total consolidated revenue for the first nine months of 2008, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’

customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards and prepaid mobile content such as ring tones and games.
Money Transfer Segment - Revenue in the Money Transfer Segment, which represents approximately 22% of total consolidated revenue for the first nine months of 2008, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America, the Caribbean, Europe and Asia Pacific and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment - The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the ability to renew existing contracts at profitable rates;

•	the ability to expand and sign additional customers for the cross-border merchant processing and acquiring business;

•	the successful entry into the card issuing and outsourcing business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
Prepaid Processing Segment - The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users and the continued use of third-party providers such as ourselves to supply this service;

•	the development of mobile phone networks in these markets and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with the Money Transfer Segment, including providing money transfer services through our prepaid locations; and

•	the availability of financing for further expansion.
Money Transfer Segment — The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with the Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion; and

•	our ability to continue to successfully integrate RIA with our other operations.
Corporate Services, Eliminations and Other - In addition to operating in our principal business segments described above, our “Corporate Services, Elimination and Other” division includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to stock option and restricted stock grants. These services are not directly identifiable with our business segments. The impact of share-based compensation is recorded as an expense of the Corporate Services division.
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenue and operating income by segment for the three- and nine-month periods ended September 30, 2008 and 2007 are summarized in the tables below:

	Revenues for the Three				Revenues for the Nine
	Months Ended September				Months Ended September
	30,		Year-over-Year Change		30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
EFT Processing	$54,408	$43,521	$10,887	25%	$155,005	$124,210	$30,795	25%
Prepaid Processing	166,784	144,631	22,153	15%	463,642	414,442	49,200	12%
Money Transfer	59,511	53,573	5,938	11%	171,299	103,581	67,718	65%

Total	$280,703	$241,725	$38,978	16%	$789,946	$642,233	$147,713	23%

	Operating Income (Loss)				Operating Income (Loss)
	for the Three Months				for the Nine Months Ended
	Ended September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase
			(Decrease)	(Decrease)			(Decrease)	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
EFT Processing	$8,256	$9,356	$(1,100)	(12%)	$27,440	$25,008	$2,432	10%
Prepaid Processing	12,615	10,403	2,212	21%	34,369	29,619	4,750	16%
Money Transfer	3,152	3,410	(258)	(8%)	7,661	3,923	3,738	95%

Total	24,023	23,169	854	4%	69,470	58,550	10,920	19%

Corporate services	(5,255)	(5,610)	355	(6%)	(20,173)	(13,837)	(6,336)	46%

Total	$18,768	$17,559	$1,209	7%	$49,297	$44,713	$4,584	10%

Impact of changes in foreign currency exchange rates
Approximately 76% of Euronet’s revenues are generated in non-U.S. dollar currencies. Throughout 2007 and into the first half of 2008, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. Despite strengthening in the third quarter of 2008, the U.S. dollar was weaker on average during the third quarter and first nine months of 2008 compared to the same periods in 2007. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, our profits in 2008 are positively impacted by the weaker U.S. dollar. We estimate that, depending on the mix of countries and currencies, our operating income for the third quarter and first nine months of 2008 benefited by approximately 5% to 10% and 10% to 15%, respectively, when compared to the same periods in 2007.
During the third quarter of 2008 and subsequently, the currencies of most of the countries in which we operate have weakened substantially against the U.S. dollar. If these currencies remain weaker than prior periods, or deteriorate further, we expect that comparisons with prior periods will be negatively impacted during the fourth quarter 2008. On average, for a 5% weakening of our foreign currency based results, we expect a reduction to operating income of approximately $1 million per quarter.
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 for our EFT Processing Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Total revenues	$54,408	$43,521	$10,887	25%	$155,005	$124,210	$30,795	25%

Operating expenses:
Direct operating costs	26,000	18,537	7,463	40%	72,362	53,043	19,319	36%
Salaries and benefits	8,518	8,184	334	4%	25,539	23,431	2,108	9%
Selling, general and administrative	6,508	3,274	3,234	99%	14,896	10,850	4,046	37%
Depreciation and amortization	5,126	4,170	956	23%	14,768	11,878	2,890	24%

Total operating expenses	46,152	34,165	11,987	35%	127,565	99,202	28,363	29%

Operating income	$8,256	$9,356	$(1,100)	(12%)	$27,440	$25,008	$2,432	10%

Transactions processed (in millions)	182.3	156.4	25.9	17%	519.3	434.0	85.3	20%
ATMs as of September 30	10,384	10,516	(132)	(1%)	10,384	10,516	(132)	(1%)
Average ATMs	10,321	10,296	25	0%	10,685	9,348	1,337	14%
Discontinued operations
During the second quarter 2008, we decided to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity previously included in the EFT Processing Segment, in order to narrow the focus of our investments and resources on our transaction processing businesses. We are in the process of locating a buyer and expect to complete a sale before June 30, 2009. Accordingly, the results of operations for Essentis are shown as discontinued operations in the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented and have been removed from the table above.
Revenues
Our revenues for the third quarter and first nine months of 2008 increased when compared to the third quarter and first nine months of 2007 primarily due to increases in the average number of ATMs operated and the number of transactions processed. These increases were attributable to many of our operations, but primarily our operations in Poland, India and Euronet Card Services Greece. Additionally, for the third quarter and first nine months of 2008, the U.S. dollar has been weaker on average than during the third quarter and first nine months of 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, foreign currency amounts reported in U.S. dollars are positively impacted by the weakening of the U.S. dollar. Partially offsetting these improvements were decreases in revenue associated with our operations in Romania due to a decrease in the per transaction fee structure with a customer that was granted in exchange for an extension of the contract term and the expiration of an ATM services contract discussed in more detail in the following paragraph.
Average monthly revenue per ATM was $1,757 for the third quarter and $1,612 for the first nine months of 2008, compared to $1,409 for the third quarter and $1,476 for the first nine months of 2007. Revenue per transaction was $0.30 for the third quarter and first nine months of 2008, compared to $0.28 for the third quarter and $0.29 for the first nine months of 2007. These improvements are generally the result of the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008 that involved processing services only, with very little associated costs and, therefore, had lower-than-average revenue per ATM and revenues per transaction. As of September 30, 2007 and March 31, 2008, when the contract expired, we were providing processing services for approximately 2,000 and

2,400 ATMs, respectively, under this contract. Partly offsetting this improvement is the addition of ATMs in China and India, where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs.
Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and deceases in our pool of managed ATMs could result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation in the banking industry could make this process less predictable.
Moreover, our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect in future quarters to be regularly engaged in discussions with one or more of our customer banks to either obtain renewal of, or restructure, our ATM outsourcing agreements. As was the case for contract renewals in Romania and Greece in prior years, during renegotiation or restructuring, we expect customers to seek rate concessions or up-front payments because of the greater availability of alternative processing solutions in many of our markets now, as compared to when we entered into the contracts. While we have been successful in many cases in obtaining new terms that preserve some or all of the earnings arising from the agreements, we have not been successful in all cases, and therefore we expect to experience reductions in revenue arising from the expiration or restructuring of agreements in future quarters. Although it is difficult to quantify the financial impact of such expirations or renewals, in general we expect them to reduce future revenues. We cannot be sure we will have sufficient revenues from new contracts to offset potential revenue reductions from expired or restructured agreements.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for the first nine months of 2008, compared to the first nine months of 2007, is attributed to the increase in the average number of ATMs under operation, particularly the growing number of independently deployed ATMs in new markets, and the launch of our cross-border merchant acquiring business. Throughout 2007 and the first nine months of 2008, we have incurred substantial capital and operating expenditures in anticipation of entering the cross-border merchant acquiring business after we entered into an agreement for these services with a large petrol retailer in Central Europe. The revenues recorded after launching this business in 2008 have not been significant; however, the cost structure is largely in place and is contributing to the increase in direct operating costs and certain other expenses discussed below, particularly in the third quarter of 2008 which was the first full quarter of operations after the initial launch.
Gross margin
Gross margin, which is calculated as revenues less direct operating costs, increased to $28.4 million for the third quarter and $82.6 million for the first nine months of 2008 from $25.0 million for the third quarter and $71.2 million for the first nine months of 2007. These increases are attributable to the increases in revenues discussed above. Gross margin as a percentage of revenues was 52% for the third quarter and 53% for the first nine months of 2008 compared to 57% for the third quarter and first nine months of 2007. The decreases in gross margin as a percentage of revenues are primarily due to the impact of the expiration of the ATM services contract in the U.K. and launching the cross-border merchant acquiring business.
Salaries and benefits
The increases in salaries and benefits for the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 are due to staffing costs to support growth in average ATMs managed and transactions processed and for new products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees. As a percentage of revenues, however, these costs decreased to 16% of revenues for the third quarter and first nine months of 2008 compared to 19% for the third quarter and first nine months of 2007.
Selling, general and administrative
Selling, general and administrative expenses for the first nine months of 2007 include a $1.2 million arbitration loss awarded by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. Excluding the impact of the arbitration loss, as a percentage of revenues, selling, general and administrative expenses increased to 12% for the third quarter and 10% for the first nine months of 2008 compared to 8% for the third quarter and first nine months of 2007. These increases in selling, general and administrative expenses for the 2008 periods compared to the 2007 periods are due primarily to the launch of our cross-border merchant acquiring business that occurred during the second quarter 2008. As explained above, the revenues recorded after launching this business have not been significant; however, the cost structure is in place to support this new business.
Depreciation and amortization

The increase in depreciation and amortization expense for the first nine months of 2008 compared to the first nine months of 2007 is due primarily to additional ATMs in Poland and India and additional equipment and software for our processing centers in Hungary and China. As a percentage of revenues, these expenses were relatively flat at 9% for the third quarter and 10% for the first nine months of 2008 compared to 10% for the third quarter and first nine months of 2007.
Operating income
For the first nine months of 2008 compared to the first nine months of 2007, the increase in operating income was primarily due to increases in revenues, partially offset by the impact of the $1.2 million arbitration loss described above. Additionally, for the third quarter and first nine months of 2008, operating income was negatively impacted by the expiration of the ATM services contract in the U.K. and the launching of the cross-border merchant acquiring business. Due to the impact of the cross-border merchant acquiring business, operating income was reduced by $2.5 million for the third quarter 2008 and $4.2 million for the first nine months of 2008, when compared to the same periods in 2007. Excluding the arbitration loss and the impact of the cross-border merchant acquiring business, operating income increased by 15% for the third quarter 2008 and 20% for the first nine months of 2008, when compared to the same periods in 2007. Adjusting for the items described above, operating income as a percentage of revenue was 21% for the first nine months of 2008 compared to 22% for the first nine months of 2007. For the full year 2008, we expect to incur losses of approximately $6.0 million to $7.0 million associated with the cross-border merchant acquiring business.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 for our Prepaid Processing Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Total revenues	$166,784	$144,631	$22,153	15%	$463,642	$414,442	$49,200	12%

Operating expenses:
Direct operating costs	136,474	118,038	18,436	16%	378,934	337,516	41,418	12%
Salaries and benefits	7,733	7,081	652	9%	21,217	20,486	731	4%
Selling, general and administrative	5,689	4,879	810	17%	16,423	14,845	1,578	11%
Depreciation and amortization	4,273	4,230	43	1%	12,699	11,976	723	6%

Total operating expenses	154,169	134,228	19,941	15%	429,273	384,823	44,450	12%

Operating income	$12,615	$10,403	$2,212	21%	$34,369	$29,619	$4,750	16%

Transactions processed (in millions)	180.4	162.5	17.9	11%	517.2	462.1	55.1	12%
Revenues
The increases in revenues for the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 are generally attributable to the increase in total transactions processed across all of our Prepaid Processing Segment operations, particularly Australia, Germany and Poland. The growth in Australia has been the result of a recent change in the competitive landscape, which has allowed us to strengthen our position in this key market. Additionally, despite the recent strengthening of the U.S. dollar, for the third quarter and first nine months of 2008 the U.S. dollar was weaker on average than during the third quarter and first nine months of 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, foreign currency amounts reported in U.S. dollars are positively impacted by the weakening of the U.S. dollar.
In certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) developing markets or markets in which there is organic growth in the prepaid sector overall, (ii) continued conversion from scratch cards to electronic top-up in less mature markets, (iii) additional products sold over the base of prepaid processing terminals, and (iv) attractive acquisitions, if available.

Revenues per transaction were $0.92 for the third quarter and $0.90 for the first nine months of 2008 compared to $0.89 for the third quarter and $0.90 for the first nine months of 2007. The increase in revenue per transaction for the third quarter 2008 compared to the third quarter 2007 is generally due to: i) transaction growth in Australia where the revenue per transaction is higher than average, and ii) improvements in revenue per transaction in Germany, due to an increase in the mix of higher revenue (and higher direct cost) transactions.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increases in direct operating costs are generally attributable to the increase in total transactions processed and foreign currency translations to the U.S. dollar compared to the prior year.
Gross margin
Gross margin, which represents revenues less direct costs, was $30.3 million for the third quarter and $84.7 million for the first nine months of 2008 compared to $26.6 million for the third quarter and $76.9 million for the first nine months of 2007. Gross margin as a percentage of revenues remained flat at 18% for the third quarter 2008 compared to the same period in 2007 and decreased slightly to 18% in the first nine months of 2008 from 19% in the first nine months of 2007. Gross margin per transaction was $0.17 for the third quarter and $0.16 for the first nine months of 2008 compared to $0.16 for the third quarter and $0.17 for the first nine months of 2007. The primary cause of the reduction in gross margin as a percentage of revenues and gross margin per transaction for the first nine months of 2008 compared to the same period in 2007 is due to the general maturity of the prepaid mobile airtime business in many of our markets. However, gross margin per transaction strengthened in the third quarter 2008 compared to the third quarter 2007 primarily due to transaction growth in Australia, which has a higher gross margin per transaction than average.
Salaries and benefits
Salaries and benefits increased in the third quarter and first nine months of 2008 compared to the same periods in 2007. As a percentage of revenues, salaries and benefits decreased to 4.6% for the third quarter and first nine months of 2008 from 4.9% for the third quarter and first nine months of 2007. The decrease in salaries and benefits as a percentage of revenues reflects the impact of leverage and scalability as we increase transactions and revenues in certain markets such as Australia, Poland and Germany.
Selling, general and administrative
The increases in selling, general and administrative expenses for the third quarter and first nine months of 2008 compared to the same periods in 2007 are the result of additional overhead to support development in new and growing markets. As a percentage of revenues, these expenses remained relatively flat at 3.4% for the third quarter and 3.5% for the first nine months of 2008 compared to 3.4% for the third quarter and 3.6% for the first nine months of 2007.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increases in depreciation and amortization expense reflect additional POS terminals installed as the business has grown. Depreciation and amortization expense, as a percentage of revenues, decreased to 2.6% for the third quarter and 2.7% for the first nine months of 2008 from 2.9% for the third quarter and first nine months of 2007.
Operating income
The improvements in operating income for 2008 compared to 2007 were due to the growth in revenues and transactions processed, the impact of leveraging fixed costs in salaries and benefits expenses in certain growing markets and the benefit of foreign currency translations to the U.S. dollar. These improvements were partly offset by the flat gross margins in certain mature markets and the costs of development in new and growing markets.
Operating income as a percentage of revenues was 7.6% for the third quarter and 7.4% for the first nine months of 2008 compared to 7.2% for the third quarter and 7.1% for the first nine months of 2007. Operating income per transaction was $0.07 for the third quarter and first nine months of 2008 compared to $0.06 for the third quarter and first nine months of 2007. The increases are primarily due to the leverage in certain growing markets discussed above, as revenues and gross margin increased.

MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA. To assist with understanding the results of the Money Transfer Segment, unaudited pro forma results have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2007. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented. Moreover, the pro forma financial information should not be considered as representative of our future consolidated results of operations or financial condition. The following tables present the actual and pro forma results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 for the Money Transfer Segment:

	As Reported
							Year-over-
	Three Months Ended				Nine Months Ended		Year
	September 30,		Year-over-Year Change		September 30,		Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount
Total revenues	$59,511	$53,573	$5,938	11%	$171,299	$103,581	$67,718

Operating expenses:
Direct operating costs	29,525	28,397	1,128	4%	86,066	55,303	30,763
Salaries and benefits	13,172	10,784	2,388	22%	37,964	21,207	16,757
Selling, general and administrative	8,874	6,777	2,097	31%	24,903	14,047	10,856
Depreciation and amortization	4,788	4,205	583	14%	14,705	9,101	5,604

Total operating expenses	56,359	50,163	6,196	12%	163,638	99,658	63,980

Operating income	$3,152	$3,410	$(258)	(8%)	$7,661	$3,923	$3,738

Transactions processed (in millions)	4.3	4.0	0.3	8%	12.4	7.9	4.5

	Nine Months Ended
	September 30,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent
	(Pro Forma)
Total revenues	$171,299	$149,770	$21,529	14%

Operating expenses:
Direct operating costs	86,066	80,097	5,969	7%
Salaries and benefits	37,964	30,885	7,079	23%
Selling, general and administrative	24,903	20,032	4,871	24%
Depreciation and amortization	14,705	13,131	1,574	12%

Total operating expenses	163,638	144,145	19,493	14%

Operating income	$7,661	$5,625	$2,036	36%

Transactions processed (in millions)	12.4	11.4	1.0	9%
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

Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues per transaction increased to $13.84 for the third quarter and $13.81 for the first nine months of 2008 from $13.39 for the third quarter and $13.14 for the first nine months of 2007. The growth rates of revenues exceeded the transaction growth rates largely as a result of the strong increase in transfers from non-U.S. locations which generally have higher-than-average revenues per transaction. For the nine months ended September 30, 2008, 69% of our money transfers were initiated in the U.S., with the balance being initiated outside the U.S., primarily in Europe. This compares to 77% initiated in the U.S. and 23% in other countries on a pro forma basis for the nine months ended September 30, 2007. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in revenues for the first nine months of 2008 compared to pro forma revenues for the first nine months of 2007 is primarily due to an increase in the number of transactions processed. For the first nine months of 2008, money transfers to Mexico, which represented 33% of total money transfers, decreased by 9% while transfers to all other countries increased 20% when compared to the first nine months of 2007. The increase in transfers to countries other than Mexico is due to the expansion of our operations and continued growth in immigrant worker populations in countries other than the U.S. The decline in transfers to Mexico was largely the result of immigration issues, downturns in certain labor markets and other economic factors impacting the U.S. market. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
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
Gross margin
Gross margin, which represents revenues less direct costs, was $30.0 million for the third quarter and $85.2 million for the first nine months of 2008 compared to gross margin of $25.2 million for the third quarter of 2007 and pro forma gross margin of $69.7 million for the first nine months of 2007. The improvements are primarily due to the growth in revenues and money transfer transactions originated in non-U.S. locations discussed above, along with favorable management of foreign currency exchange rate spreads. We have not engaged in the competitive price wars in our industry that some of our competitors have initiated, choosing instead to preserve our pricing structure and service levels and maintain a more profitable customer base. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our strategy over the short or long term in order to protect or increase market share. Gross margin as a percentage of revenues was 50% for the third quarter and first nine months of 2008 compared to 47% for the third quarter 2007 and pro forma gross margin of 47% for the first nine months of 2007. These improvements primarily reflect the strong growth in transaction volume in our more profitable non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for the third quarter and first nine months of 2008 compared to salaries and benefits for the third quarter 2007 and pro forma salaries and benefits for the first nine months of 2007 is primarily due to merit increases and additional costs to support our global expansion efforts, primarily the opening of Company-owned stores in Germany, France, Spain and the U.S.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increases in selling, general and administrative expenses for the third quarter and first nine months of 2008 compared to selling, general and administrative expenses for the third quarter 2007 and pro forma selling, general and administrative expenses for the first nine months of 2007 are primarily to support our global expansion efforts.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increases in depreciation and amortization for the third quarter and first nine months of 2008 compared to depreciation and amortization for the third quarter 2007 and pro forma depreciation amortization for the first nine months of 2007 are primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores. As a percentage of revenues, depreciation and amortization has decreased to 8.6% for the first nine months of 2008 compared to pro forma depreciation and amortization of 8.8% for the same period in 2007.
Operating income
The decrease in operating income for the third quarter 2008 compared to the third quarter 2007 is mainly due to the decline in the volume of money transfers to Mexico along with the increase in salaries and benefits and selling, general and administrative expenses associated with our global expansion efforts. The increase in operating income for the first nine months of 2008 compared to pro forma operating income for the first nine months of 2007 is the result of losses incurred by our previous money transfer company and the increased revenues and gross margin as discussed in more detail above, partly offset by additional costs incurred to support our global expansion efforts.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2008 and 2007 for Corporate Services:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Increase	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Salaries and benefits	$3,556	$3,956	$(400)	(10%)	$12,017	$10,035	$1,982	20%
Selling, general and administrative	1,389	1,252	137	11%	7,237	3,279	3,958	121%
Depreciation and amortization	310	402	(92)	(23%)	919	523	396	76%

Total operating expenses	$5,255	$5,610	$(355)	(6%)	$20,173	$13,837	$6,336	46%

Corporate operating expenses
Operating expenses for Corporate Services increased substantially during the first nine months of 2008 compared to the first nine months of 2007. The increase in salaries and benefits is primarily the result of severance costs related to certain senior level positions and increased share-based compensation related to awards made to new employees, including those in the Money Transfer Segment. The increase in selling, general and administrative expenses was due primarily to the write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram. The increase in corporate depreciation and amortization is the result of amortization associated with the third quarter 2007 purchase of an enterprise-wide desk-top license.

OTHER INCOME (EXPENSE)

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
(dollar amounts in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Interest income	$2,631	$4,046	$(1,415)	(35%)	$8,531	$12,463	$(3,932)	(32%)
Interest expense	(6,089)	(7,461)	1,372	(18%)	(18,982)	(18,762)	(220)	1%
Income (loss) from unconsolidated affiliates	353	(9)	362	n/m	834	867	(33)	(4%)
Impairment loss on investment securities	—	—	—	n/m	(18,760)	—	(18,760)	n/m
Gain (loss) on early retirement of debt, net	4,370	(411)	4,781	n/m	4,124	(411)	4,535	n/m
Foreign currency exchange gain (loss), net	(19,346)	8,597	(27,943)	n/m	(6,647)	10,376	(17,023)	n/m

Other income (expense), net	$(18,081)	$4,762	$(22,843)	n/m	$(30,900)	$4,533	$(35,433)	n/m

n/m	- Not meaningful.
Interest income
The decreases in interest income for the third quarter and first nine months of 2008 from the third quarter and first nine months of 2007 are primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods. Partly offsetting this decrease was the recognition of $1.2 million in the first quarter 2008 for interest related to a federal excise tax refund.
Interest expense
The increase in interest expense for the first nine months of 2008 over the first nine months of 2007 was primarily related to the additional borrowings to finance the April 2007 acquisition of RIA. The decrease in interest expense for the third quarter 2008 compared to the third quarter 2007 was primarily related to the reductions in those borrowings from scheduled and early repayments. Lower interest rates paid on floating rate debt also contributed to the decrease. We also incurred borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days.
Income from unconsolidated affiliates
Income from unconsolidated affiliates mainly represents the equity in income of our 40% equity investment in e-pay Malaysia and our 49% investment in Euronet Middle East. The increase in income for the third quarter 2008 compared to the third quarter 2007 is the result of increased earnings from our equity investment in e-pay Malaysia and our share of the earnings of Euronet Middle East. The income for the first nine months of 2007 includes the $0.4 million gain recognized from the sale of our 8% interest in CashNet Telecommunications Egypt SAE during the second quarter 2007.
Impairment loss on investment securities
During the first half of 2008, the value of our investment in MoneyGram declined and the decline was determined to be other than temporary. Accordingly, we recognized an $18.8 million impairment loss.
Gain (loss) on early retirement of debt
On September 25, 2008, we repurchased in privately negotiated transactions $55 million in principal amount of the $140 million 1.625% convertible debentures due 2024. This resulted in a $4.7 million pre-tax gain, net of the write-off of unamortized deferred financing costs. Additionally, losses on early retirement of debt of $0.3 million and $0.5 million for the third quarter and first nine months of 2008, respectively, and $0.4 million for the third quarter 2007 were recorded representing the pro-rata write-off of deferred financing costs associated with the portions of the $190 million term loan that were prepaid during those periods. We expect to continue to prepay amounts outstanding under the term loan through available cash flows and, accordingly, recognize losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.
Net foreign currency exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of either the entity making or receiving the loan. For example, we make intercompany loans based in euros from our corporate entity, which is a U.S. dollar functional currency entity, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, a foreign currency loss is generated on our corporate entity because the number of euros to be received in settlement of the loan decreases in U.S. dollar terms. In periods where the U.S. dollar weakens, in this example, our corporate entity will record a foreign currency gain. We recorded net foreign currency exchange losses of $19.3 million and $6.6 million in the third quarter and first nine months of 2008, respectively, compared to gains of $8.6 million and $10.4 million in the third quarter and first nine months of 2007, respectively. The foreign currency exchange gains and losses recorded are a result of the impact of fluctuations in foreign currency exchange rates on the recorded value of these assets and liabilities. Throughout 2007 and into the first half of 2008, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains. However, in the third quarter of 2008, the U.S. dollar strengthened against most of those currencies, resulting in realized and unrealized foreign currency exchange losses.
INCOME TAX EXPENSE
Our effective tax rate for continuing operations, after consideration of minority interest, was not meaningful for the third quarter 2008, was 29.3% for the third quarter 2007, and was 49.5% and 31.5% for the first nine months of 2008 and 2007, respectively.
Net income for the third quarter and first nine months of 2008 includes foreign exchange losses of $19.3 million and $6.6 million, respectively. The recording of a significant income tax benefit for the third quarter 2008 was due primarily to the recognition of substantial foreign currency losses in the U.S. for which a tax benefit was recorded, partly offset by the income tax impact of foreign currency gains in certain of our foreign operations. Additionally, net income for the first nine months of 2008 includes unrealized capital losses of $18.8 million recorded in connection with our investment in MoneyGram. Associated tax benefits were not recorded for the losses because of the uncertainty surrounding our future ability to have offsetting capital gains. Excluding the impact of the unrealized capital losses, our effective tax rate was 23.1% for the first nine months of 2008. The decrease in this adjusted effective tax rate compared to the same period a year ago is mainly due to the tax benefit related to the foreign currency losses described above. Additionally, during the nine-month period ended September 30, 2008, the Company recognized $1.2 million in income tax benefits related to prior years.
The year-over-year fluctuations in the tax rates for the three- and nine-month periods are also affected by differences in accounting for income taxes at our U.S. operations. During the third quarter and first nine months of 2007, we had a valuation allowance against our net deferred tax assets and, therefore, the tax effect of operating income or expense, interest income on loans to our foreign subsidiaries and foreign currency gains recognized by our U.S. group were recorded as an adjustment to the valuation allowance rather than tax expense. Due to the recognition of significant foreign currency gains during 2007 and a $12.2 million federal excise tax refund recorded during the fourth quarter 2007, the valuation allowance against our U.S. net deferred tax assets was fully utilized. Consequently, for the third quarter and first nine months of 2008, we fully provided for the tax effect of income and expense generated by our U.S. operations.
DISCONTINUED OPERATIONS
During the second quarter 2008, we decided to sell Essentis in order to narrow the focus of our investments and resources on our transaction processing businesses. We are in the process of locating a buyer and expect to complete a sale by June 30, 2009. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no related assets or liabilities held for sale at September 30, 2008 or December 31, 2007.
NET INCOME
We recorded net income of $5.8 million for the third quarter and $6.7 million for the first nine months of 2008 compared to net income of $15.9 million for the third quarter and $33.9 million for the first nine months of 2007. As more fully discussed above, the decrease of $27.2 million for the first nine months of 2008 as compared to the same period in 2007 was primarily the result of the $18.8 million unrealized loss on investment securities in the first nine months of 2008 and a $17.0 million increase in foreign currency losses. Additionally, net interest expense increased $4.2 million, net income from discontinued operations decreased $2.8 million and other items decreased net income by $0.3 million. Partly offsetting these losses were a $6.8 million decrease in income tax expense, a $4.5 million improvement in income from the net gain on early retirement of debt and a $4.6 million increase in operating income.
TRANSLATION ADJUSTMENT
Translation gains and losses are the result of translating our foreign entities’ balance sheets from local functional currency to the U.S. dollar reporting currency prior to consolidation and are recorded in comprehensive income (loss). As required by U.S. GAAP, during this translation process, asset and liability accounts are translated at current foreign currency exchange rates and equity accounts are translated at historical rates. Historical rates represent the rates in effect when the balances in our equity accounts were originally created. By using this mix of rates to convert the balance sheet from functional currency to U.S. dollars, differences between current and historical exchange rates generate this translation adjustment.

We recorded a loss on translation adjustment of $69.5 million and $34.3 million in the third quarter and first nine months of 2008, compared to a gain on translation adjustment of $22.4 million and $34.4 million for the third quarter and first nine months of 2007. Throughout 2007 and into the first half of 2008, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating translation gains. However, in the third quarter of 2008, the U.S. dollar strengthened against most of those currencies, resulting in translation losses which were recorded in comprehensive income (loss).
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2008, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $187.7 million, compared to working capital of $279.3 million as of December 31, 2007. Our ratio of current assets to current liabilities was 1.39 at September 30, 2008, compared to 1.53 as of December 31, 2007. The decrease in working capital was due primarily to the use of cash to reduce long-term debt.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of September 30, 2008, working capital in the Money Transfer Segment was $31.4 million. We expect that working capital needs will increase as we expand this business.
Operating cash flow
Cash flows provided by operating activities were $48.8 million for the first nine months of 2008 compared to $59.3 million for the first nine months of 2007. The decrease was primarily due to fluctuations in working capital. PIN inventory increased $21.3 million during 2008, largely due to a third quarter purchase of PINs at a discount from a U.S. mobile carrier that are expected to be sold during the fourth quarter 2008, while it decreased $12.2 million during 2007. Partly offsetting this decrease were other changes in cash flows from working capital fluctuations, primarily related to the timing of the settlement process with mobile operators in the Prepaid Processing Segment. Additionally, net income, adjusted for non-cash, non-working capital items, contributed a $2.8 million increase in cash flows for the first nine months of 2008 compared to the same period in 2007, reflecting the growth in our operations.
Investing activity cash flow
Cash flows used by investing activities were $10.3 million for the first nine months of 2008, compared to $403.1 million for the first nine months of 2007. Our investing activities for the first nine months of 2008 included the return of $26 million we placed in escrow in first quarter 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Our investing activities also include $29.1 million and $21.8 million for purchases of property and equipment in the first nine months of 2008 and 2007, respectively. While our acquisitions in the first nine months of 2008 used $5.4 million, we used $352.6 million in the first nine months of 2007, primarily for the acquisition of RIA. Finally, cash used for software development and other investing activities totaled $1.8 million and $2.7 million in the first nine months of 2008 and 2007, respectively.
Financing activity cash flow
Cash flows used by financing activities were $126.5 million during the first nine months of 2008 compared to cash provided of $269.3 million during the first nine months of 2007. Our financing activities for the first nine months of 2008 consisted primarily of net repayments of debt obligations of $127.7 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first nine months of 2008 we had a total of $140.8 million in borrowings and $181.7 million in repayments under our revolving credit facility. In September 2008, we repurchased $55 million in principal amount of our 1.625%

convertible debentures for $49.9 million in cash. Additionally, we paid $1.4 million of scheduled payments and $29.6 million of early payments on our term loan in the first nine months of 2008 as well as $5.9 million of capital lease obligations. Our financing activities for the first nine months of 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $165.4 million. Partly offsetting these increases were net repayments on debt obligations of $81.0 million, including $25.0 million of scheduled and early payments on our term loan and payments of $7.6 million on capital lease obligations. Additionally, we paid dividends to minority interest stockholders of $1.6 million and debt issuance costs associated with our syndicated credit facility of $3.8 million. Other financing activities provided cash of $1.2 million and $0.3 million for the first nine months of 2008 and 2007, respectively. Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — To finance the acquisition of RIA in the second quarter 2007, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the original balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the $190 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
During April 2008, we entered into an amendment to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. In September 2008, we repurchased in privately negotiated transactions $55 million in principal amount of the debentures. Additionally, we incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining 48 month term of the Credit Facility.
The $100 million five-year revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our consolidated total debt to Consolidated EBITDA ratio as defined in the Credit Facility agreement. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
We may be required to repay our obligations under the Credit Facility in June 2009, six months before the December 2009 potential repurchase date under our $85 million 1.625% Convertible Senior Debentures Due 2024 or our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro-forma debt covenant compliance.
As of September 30, 2008, after making required repayments on the term loan of $2.9 million and voluntary prepayments of $54.1 million, we had borrowings of $133.0 million outstanding against the term loan. We had borrowings of $21.2 million and stand-by letters of credit of $24.5 million outstanding against the revolving credit facility. The remaining $54.3 million under the revolving credit facility ($79.3 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S., India and Europe. Our weighted average interest rate under the revolving credit facility as of September 30, 2008 was 6.9%.
Short-term debt obligations — Short-term debt obligations at September 30, 2008 consist only of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of September 30, 2008, we had $0.2 million outstanding against these facilities.
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
We also have $85 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 2.5 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Unless the price of our common stock appreciates substantially before December 2009, we believe it is likely that the holders of the debentures will exercise this option effective December 15, 2009. Based upon our current expectations, we believe we will have sufficient cash available to fund the potential $85 million purchase price using our cash currently on hand, cash flows we expect to generate over the next fourteen months and amounts we expect to be available to borrow under our revolving credit facility. However, if our capital resources are insufficient to meet these obligations, we may be required to seek additional debt or equity financing.
These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures.
Other uses of capital
Payment obligations related to acquisitions - As partial consideration for the acquisition of RIA, we granted the sellers of RIA 3,685,098 contingent value rights (“CVRs”) and 3,685,098 stock appreciation rights (“SARs”). The 3,685,098 CVRs matured on October 1, 2008 and we elected to settle the CVRs by issuing 1,114,550 additional shares of Euronet Common Stock valued at $20 million. The 3,685,098 SARs entitled the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008 and were not exercised before their expiration.
We have potential contingent obligations to the former owner of the net assets of Euronet Movilcarga S.L. Based upon presently available information, we do not believe any additional payments will be required. The seller has disputed this conclusion and has initiated arbitration as provided for in the purchase agreement. A global public accounting firm has been engaged as an independent expert to review the results of the computation. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
Capital expenditures and needs - Total capital expenditures for the first nine months of 2008 were $31.7 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2008 are estimated to be approximately $40 million to $50 million.
In the Prepaid Processing Segment, approximately 100,000 of the approximately 409,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, given the current status of capital markets, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations.
Other trends and uncertainties
Cross border merchant processing and acquiring — In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $6.9 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. The cross-border merchant processing and acquiring business involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. This involves the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We expect to incur approximately $6.0 million to $7.0 million in operating losses related to this business for the full year 2008.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2008, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2008.
CONTRACTUAL OBLIGATIONS
As of September 30, 2008, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, is the net repayment of $127.1 million of principal on long-term debt obligations.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with our $140 million convertible senior debentures and our $175 million convertible debentures. The new accounting treatment will require us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We estimate we will record additional interest expense of approximately $12 million in each of the years ended December 31, 2008 and 2007.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part II, Item 1A — Risk Factors of this report and Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2008, our total debt outstanding was $427.8 million. Of this amount, $260 million, or 61% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.50% per annum. The $85 million outstanding contingent convertible debentures, issued in December 2004, accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of September 30, 2008, the fair value of our fixed rate convertible debentures was $212 million, compared to a carrying value of $260 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3%. As of September 30, 2008, the unrealized loss on the interest rate swap agreements was $0.6 million. Interest expense, including amortization of deferred debt issuance costs, for our total $310 million in fixed rate debt totals approximately $12.5 million per year, or a weighted average interest rate of 4.0% annually. Additionally, approximately $13.3 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2008 and 2013.
The remaining $104.5 million, or 24% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $1.8 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million from an expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2008, 76% of our revenues were generated in non-U.S. dollar countries compared to 75% for the first nine months of 2007. The slight increase in the percentage of revenues from non-U.S. dollar countries, compared to the prior year is due primarily to the growth of RIA's non-U.S. operations. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations. As of September 30, 2008, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $30 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $60 million to $70 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2008, we had foreign currency forward contracts outstanding with a notional value of $52.7 million, primarily in euros, that were not designated as hedges and mature in a weighted average of three days. The fair value of these forward contracts as of September 30, 2008 was an unrealized gain of approximately $0.9 million, which was partially offset by the unrealized loss on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We could incur substantial losses if one of the third party depository institutions we use in our operations would happen to fail.
As part of our business operations, we maintain cash balances at third party depository institutions. We could incur substantial losses if the underlying financial institutions fail.
In the event that we need debt financing in the future, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.
In the event we were to require additional debt financing in the future, the severe liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing debt or materially expand our business in the future.
A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.
A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended September 30, 2008, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 212 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

			Total Number
			of Shares
			Purchased as	Maxim um Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
	Shares	Per Share	Plans or	Under the Plans or
Period	Purchased	(1)	Programs	Programs
August 1 - August 31	76	$18.22
Sep tember 1 - Sep tember 30	136	17.05	—	—

Total	212	$17.47	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

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
November 7, 2008
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer