Form 10-K
period 2008-12-31
EURONET WORLDWIDE INC
filed 2009-03-02
CIK 1029199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number 001-31648

EURONET WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	74-2806888 (I.R.S. Employer Identification No.)

4601 COLLEGE BOULEVARD, SUITE 300 LEAWOOD, KANSAS (Address of principal executive offices)	66211 (Zip Code)
(913) 327-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.02 par value Preferred Stock Purchase Rights	Nasdaq Stock Market, LLC Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $744.7 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2008.
At February 23, 2009, the registrant had 50,406,566 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders in 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
OVERVIEW
General Overview
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers.
Core Business Segments
We operate in the following three principal business segments as of December 31, 2008:
•	An EFT Processing Segment, which processes transactions for a network of 10,128 ATMs and approximately 54,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM and POS management solutions; credit and debit card outsourcing; card issuing and merchant acquiring services. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.
•	A Prepaid Processing Segment, which provides electronic distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. We are one of the largest international providers of prepaid mobile airtime processing. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 430,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America. Through this segment, we are one of the largest international providers of prepaid mobile airtime processing.
•	A Money Transfer Segment, which provides global consumer to consumer money transfer services. We offer this service through a sending network of agents and Company-owned stores primarily in Europe and North America, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. Based on revenues and volumes, through this segment, we are the third-largest global money transfer company.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 23 principal offices in Europe, one in the Middle East, five in Asia Pacific and six in North America. Our executive offices are located in Leawood, Kansas, USA.
Historical Perspective
The first company in the Euronet group was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. We began operations in 1995, setting up a processing center in Budapest, Hungary and installing our first ATMs in Hungary, followed by Poland and Germany. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly-owned subsidiaries of Euronet Services Inc., a Delaware corporation. We changed our name from Euronet Services Inc. to Euronet Worldwide, Inc. in August 2001.
Until December 1998, we devoted substantially all of our resources to establishing and expanding the EFT Processing Segment’s ATM network and outsourced ATM management services business in Europe: including Hungary, Poland, the Czech Republic, Croatia and Germany. We subsequently expanded our presence to the Middle East, Greece, Slovakia, India, Romania, Bulgaria, Serbia, Ukraine and China. We further expanded the product offerings of the EFT Processing Segment through the 2005 acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region.
In December 1998, we acquired Arkansas Systems, Inc. (now known as “Euronet USA”), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned wherein our software segment is working primarily on supporting our EFT service offerings and processing centers across Europe, the Middle East and Asia Pacific. This has resulted in significant cost savings for us in comparison to using third-party licensing and maintenance options.
In 2003, Euronet complemented its existing EFT and Software business by acquiring a third business, e-pay Limited (“e-pay”), which had offices in the U.K. and Australia. e-pay processes transactions for prepaid services, primarily prepaid mobile airtime. We started reporting e-pay’s results in a new segment called the Prepaid Processing Segment. The Prepaid Processing Segment subsequently expanded as a result of acquisitions in Germany, Romania, Spain, the U.K. and the U.S. and the establishment of new offices in New Zealand, Poland, India and Italy.
During 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based RIA, the third-largest global money transfer company. Established in 1987, RIA originates and terminates transactions through a network of sending agents and company-owned stores located throughout Europe and North America and an extensive payer network located in multiple countries. The geographic, economic and relationship synergies between RIA and our EFT and Prepaid businesses are substantial. We are working to leverage our existing operations and customer base in both segments to help RIA expand its remittance services across many markets around the world.
2008 Developments
In 2007, our EFT Processing Segment entered the cross-border merchant processing and acquiring business through the execution of an agreement with a large petrol retailer in Central Europe. Under the agreement, Euronet is required to facilitate the migration of the petrol retailer’s decentralized acquiring operations at petrol stations in 12 countries to a single central Single European Payments Area (“SEPA”) compliant cross-border processing platform developed by Euronet. While limited resources were committed to this project in 2007, we significantly increased our commitment in 2008 for the development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement and processing of settlement files. To date, we have successfully migrated the retailer’s petrol stations in five countries in Central and Eastern Europe to our SEPA compliant processing platform and expect to roll out additional countries in 2009. Our pioneering efforts in launching the first SEPA compliant cross-border merchant acquiring solution in Europe was recognized by leading industry experts at the Cards International Global Awards held in Brussels in June 2008 as “Merchant Acquirer of the Year.”
In our Prepaid Processing Segment, we launched prepaid operations in Greece by signing all three mobile operators in the country and our first retail customer. According to industry sources, currently, there are about 10 million prepaid subscribers in Greece, of which approximately 10% top-up through electronic distribution. During 2008, we were able to significantly strengthen our prepaid position in Australia by taking advantage of shifts in the competitive landscape as a result of our main competitor ceasing business. In our Money Transfer Segment, we entered a new market with the launch of money transfer send operations in Belgium.
In the fourth quarter 2008, we performed our annual goodwill impairment test and determined that certain goodwill and other intangible assets were impaired and we recorded $220.1 million in impairment charges. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for a further discussion of this non-cash charge.
BUSINESS SEGMENT OVERVIEW
For a discussion of operating results by segment, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Business Segment Information, to the Consolidated Financial Statements.
EFT PROCESSING SEGMENT
Overview
Our EFT Processing Segment provides outsourcing and network services to financial institutions, primarily in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece, Bulgaria and Ukraine), the Middle East and Asia Pacific (India and China), as well as in certain developed countries of Western Europe and North America. We provide these services either through our Euronet-owned ATMs or through contracts under which we operate ATMs on behalf of financial institutions. Although all of these markets present opportunities for expanding the sales of our services, we believe opportunities for growth in the ATM services business are greater in our developing markets.
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. This element of revenue has been increasing over the last few years. Revenue sources for the EFT Processing Segment also include POS and credit and debit card network management revenue and prepaid mobile phone recharge revenue from ATMs or mobile phone handsets and ATM advertising revenue. The number of ATMs we operate decreased to 10,128 at December 31, 2008 from 11,347 at December 31, 2007. The reduction in ATMs was largely due to the Service Agreement with Bank Machine Limited (“Bank Machine”) in the U.K. expiring and not being renewed in the first quarter 2008.
We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 32% as indicated in the following table:

(in millions)	2004	2005	2006	2007	2008
EFT processing transactions per year	232.5	361.5	463.6	603.8	704.2
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Belgrade, Serbia; and Beijing, China. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package.
EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to financial institutions and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management services agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements, described below.
Euronet-Branded ATM Transaction Processing
Our Euronet-branded ATM network in Central and Eastern Europe is managed by a processing center that uses our internally developed Integrated Transaction Management® (“ITM”) core software solution. The ATMs in our network are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Diners Club International®, Visa®, MasterCard®/Europay and China Union Pay organizations. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international associations of card issuers.
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
Card Acceptance or Sponsorship Agreements
Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATM machines that we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM, although we have contracted with a financial institution for cash supply in the Czech Republic. Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in U.S. dollars or are adjusted for inflation. Transaction fees are billed to financial institutions and card organizations with payment terms typically no longer than one month.
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
In Poland, Hungary, Croatia, Romania, Czech Republic, Slovakia and India, we have established electronic connections to some or all of the major mobile phone operators. These connections permit us to transmit to them electronic requests to recharge mobile phone accounts. We operate networks of ATMs in these markets to offer customers of the mobile operators the ability to credit their prepaid mobile phone accounts.
We have expanded our outsourced management solutions beyond ATMs to include credit and debit card and POS terminal management services. We support these services using our proprietary software products. Since 1996, we have sold advertising on our ATM network. Clients can display their advertisements on our ATM video screens, on the ATM receipts and on coupons dispensed with cash from the ATMs.
We offer a suite of integrated EFT software solutions for electronic payments and transaction delivery systems. We generate revenue for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.
Commencing in February 2008, Euronet offered multinational merchants a SEPA compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in the euro, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of their location. This single centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer.
EFT Processing Segment Strategy
Financial institutions in both developing and developed markets are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to financial institutions under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs that we operate under management services agreements and continued development of our credit and debit card outsourcing business should provide continued growth while minimizing our capital investment.
We continually strive to make our own ATM networks more efficient by eliminating underperforming ATMs and installing ATMs in more desirable locations. Moreover, we will make selective additions to our own ATM network if we see market demand and profit opportunities.
The EFT Processing Segment’s ATM and Mobile Recharge line of services are strengthened through complementary services offered by our Prepaid Processing Segment, where we provide top-up services through POS terminals. We intend to expand our technology and business methods into other markets where we operate and expect to leverage our relationships with mobile operators and financial institutions to facilitate expansion.
Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internal and external. Our ITM software is used by our Budapest, Mumbai, Beijing and Belgrade processing centers in our EFT Processing Segment, including our Euronet Middle East joint venture processing center in Bahrain, resulting in cost savings and added value compared to third-party license and maintenance options. Furthermore, we have identified opportunities to provide processing services to our software solutions customers and we believe our ability to develop, adapt and control our own software gives us credibility with our processing services customers. We have been able to enter into agreements under which we contribute the right to use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions permit us to enter new markets without significant cash outlays.
Seasonality
Our business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. We have estimated that, absent unusual circumstances (such as the impact of new acquisitions or unusually high levels of growth due to market factors), the overall revenue realized in the EFT Processing Segment is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
Significant Customers and Government Contracts
No individual customer of the EFT Processing Segment makes up greater than 10% of consolidated total revenue. We do not have any government contracts in the EFT Processing Segment.
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
Discontinued Operations
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. The Company is in the process of selling the business.
PREPAID PROCESSING SEGMENT
Overview
We currently offer prepaid mobile phone top-up services and certain other prepaid products on a network of 430,000 POS terminals across 223,000 retailer locations in Europe, the Middle East, Asia Pacific and North America. We are one of the largest international providers of prepaid processing, or “top-up,” services for prepaid mobile airtime. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas, U.S.
Since 2003, we have continually expanded our prepaid business and plan to further expand our operations in our existing markets and other markets by taking advantage of our expertise together with relationships with mobile operators and retailers. In addition to prepaid airtime, we distribute other prepaid products across our retail networks, including prepaid debit cards, gift cards, prepaid mobile content such as music, ringtones and games, prepaid long distance and bill payment.
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
Although mobile operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the trend in many other countries in Europe and the rest of the world is to offer wireless service on a prepaid basis. It is believed that this shift is driven by customers’ perception that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures.
Currently, two principal methods are available to credit prepaid accounts (referred to as “top-up” of accounts). The first is through the purchase of “scratch cards” bearing a PIN (personal identification number) that, when entered into a customer’s mobile phone account, credits the account by the value of airtime purchased. Scratch cards are sold predominantly through retail outlets. The second is through various electronic means of crediting accounts using POS terminals. Electronic top-up (or “e-top-up”) methods have several advantages over scratch cards, primarily because electronic methods do not require the cost of creation, distribution and management of a physical inventory of cards or involve the risk of losses stemming from fraud, theft and mismanagement. Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, since 2004, a shift has occurred in these markets away from usage of scratch cards and e-top-up is now the predominant method.
Our Prepaid Processing Segment processes the sale of prepaid mobile phone minutes to consumers through networks of POS terminals and direct connections to the electronic payment systems of retailers. In some markets, we enter into agreements with mobile phone operators and connect directly to their back-office systems. In other markets, we distribute mobile phone time by connecting directly to the mobile operators or by purchasing PINs that enable airtime top-up. We then distribute the mobile phone time electronically through POS terminals either via a direct credit from the mobile operator to the mobile phone or via the sales of PINs. The business has grown rapidly over the past few years as new retailers have been added and prepaid airtime distribution has switched from scratch cards to electronic means.
In our prepaid markets, we expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We also seek to improve the results of our existing networks through the addition of new mobile operators in markets where we do not already distribute all of the available prepaid time and the addition of other prepaid products not necessarily related to the mobile operators. In addition, in the U.S. we are expanding our sales presence in all sales segments. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”), that contract with retailers in their network to distribute PINs from their terminals. We continue to increase our focus on direct relationships with chains of independent convenience stores and other larger scale retailers, where we can negotiate agreements with the merchant on a multiyear basis.
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
Prepaid Processing Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific and North America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer’s electronic cash register (“ECR”) system that is connected to our network to buy prepaid airtime. The customer will select a predefined amount of prepaid airtime from the carrier of his choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile operator or drawing from our inventory of PINs, the purchased amount of airtime will be either credited to the consumer’s account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call a mobile operator’s toll-free number to activate the purchased airtime to this consumer’s mobile account.
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
We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 33% as indicated in the following table:

(in millions)	2004	2005	2006	2007	2008
Prepaid processing transactions per year	228.6	348.0	457.8	634.8	713.1
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate e-pay technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months’ notice.
In Germany, distributors have historically controlled the sale of mobile phone scratch cards, and they now are key intermediaries in the sale of e-top-up. Our business in Germany is substantially concentrated in, and dependent upon, relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our Prepaid business in Germany. However, we have been establishing agreements with independent German retailers in order to diversify our exposure to such distributors.
Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, bill payment, money transfer and prepaid mobile content such as music, ringtones and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise.
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
Significant Customers and Government Contracts
No individual customer of our Prepaid Processing Segment makes up greater than 10% of consolidated total revenue. In 2008, we did not have any government contracts in any country within the Prepaid Processing Segment; our first government contract is with the London transport agency and that contract will not be implemented until 2009.
Competition
We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. The mobile operators in all of our markets have retail distribution networks of their own through which they offer top-up of their own products. None of these companies is dominant in any of the markets where we do business.
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
MONEY TRANSFER SEGMENT
Overview
We began reporting the results of this segment in the second quarter 2007 after we completed the acquisition of RIA, which established Euronet the third-largest global money transfer company. Our Money Transfer segment processed approximately $6 billion in money transfers in 2008. We originate transfers through a network of sending agents, including Company-owned stores located in Europe and North America and disburse money transfers through an extensive payer network in more than 100 countries.
Our sending agent network includes our own stores, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using the Company’s proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. The sender can track the progress of their transfer through RIA’s customer service representatives, and funds are delivered quickly to their beneficiary via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. As of December 31, 2008, we provided consumer-to-consumer money transfer services through a network of approximately 75,800 locations. Our processing center for the Money Transfer Segment is located in Cerritos, California and we operate call centers in El Salvador and Spain and provide multi-lingual customer service for both our agents and consumers.
Our money transfer sending network is also used to offer other products and services. Additional product offerings through our sending agents include bill payment services enabling over-the-counter payments for utilities, wireless and cable bills; money orders; prepaid debit cards; comprehensive check cashing service for a wide variety of issued checks; and foreign currency exchange services.
Money Transfer Services
We offer consumer-to-consumer money transfer services primarily through three channels at agent locations and company-owned stores: by phone (“TeleRIA”), via computer (“RIA Online”) and card-based over a POS terminal (“Rialink”). All three types of transactions start with a consumer in an agent location or own store. Through our TeleRIA service, customers connect to our call center from a telephone available at an agent location or RIA store and a representative collects the information over the telephone and enters it directly into our secure proprietary system. As soon as the data capture is complete, our central system automatically faxes a confirmation receipt to the agent location for the customer to review and sign and the customer pays the agent the money to be transferred, together with a fee. In an online transaction, customers provide the required information to the agent who enters the data into our online platform via a computer using a unique username and password. The real-time online connection we maintain with the agent enables the agent to generate a receipt and complete the transaction. Transactions through our newest channel, Rialink, are similar to online transactions, but are initiated over a POS terminal once the customer has completed a one-time enrollment over the phone with our customer service representative. After completing a successful pilot, Rialink has become a part of our main product offering and has shown great results in high volume stores and agent locations in our select send markets due to the speed, efficiency and ease of use of the POS transfer method, resulting in increased customer retention. We intend to roll out our Rialink money transfer product across more markets and locations. We will continue to enhance this product offering by adding a loyalty program to the card and combining it with prepaid debit technology.
Sources of Revenue
Revenue in the Money Transfer Segment is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores in Europe and North America and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
Money Transfer Segment Strategy
Through RIA, we have established high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. In 2007, the Company started to leverage synergies and cross-selling opportunities between business segments to further expand RIA’s global money transfer send and receive network. Based on the successful outcome of the cross-sell initiatives, our key focus in 2009 and beyond is to continue to take advantage of cross-selling opportunities with our Prepaid and EFT Segments by providing prepaid services through RIA’s stores and agents in multiple countries; offering our money transfer services at ethnically-focused prepaid retail locations in key markets; and leveraging our banking and merchant/retailer relationships to expand our agent network in high-growth corridors in Europe and Asia to further grow our market share in the multi-billion dollar money transfer industry.
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
Significant Customers and Government Contracts
No individual customer of our Money Transfer Segment makes up greater than 10% of consolidated total revenue. There are no government contracts with any country within the Money Transfer Segment.
Competition
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc., Global Payments Inc. and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and Web-based services. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.
PRODUCT RESEARCH, DEVELOPMENT AND ENHANCEMENT
In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services. In 2007, we made significant investments to develop new cross-border merchant acquiring capabilities that we are now offering to multinational merchants.
In our Prepaid Processing Segment, development has focused on expanding the types of prepaid products and services available to consumers over our network to include, for example, prepaid gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.
We have made an ongoing commitment to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $3.4 million, $3.1 million and $3.1 million in 2008, 2007 and 2006, respectively. Amounts capitalized were $2.0 million, $1.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For information on results from operations, property and equipment, and total assets by geographic location, please see Note 19, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A – Risk Factors, for risk factors related to foreign operations.
EMPLOYEES
We had approximately 2,500 employees as of December 31, 2008 and 2007 and 1,100 employees as of December 31, 2006. The increase during 2007 was primarily the result of the acquisition of RIA, which has a large call center staff, discussed in Note 6, Acquisitions, to the Consolidated Financial Statements. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced only one minor (five day) work stoppage by our workforce in France and we consider relations with our employees to be good.

GOVERNMENT REGULATION
As discussed below, certain of our business activities are subject to regulation in some of our current markets. In the Money Transfer Segment we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states, foreign markets and other governmental jurisdictions where we operate. These include international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services by either RIA or its agents. For more discussion, see Item 1A – Risk Factors.
Under German law, only licensed financial institutions may operate ATMs in Germany. Therefore, we may not operate our own ATM network in Germany without a sponsor, which is Bankhaus August Lenz (“BAL”). In that market, we act only as a subcontractor providing certain ATM-related services to BAL. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with BAL, or the ability to enter into a similar agreement with another institution in the event of the termination of such agreement. While we believe, based on our experience, that we should be able to find a replacement for BAL if the agreement with BAL were to be terminated for any reason, the inability to maintain the BAL agreement or to enter into a similar agreement with another institution upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see Item 1A – Risk Factors.
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
Money Transfer and Payment Instrument Licensing
Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuance of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government –backed securities) at levels commensurate with outstanding payment obligations and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the license holder. We are required by many regulators to file interim reports of licensed activity, most often on a quarterly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of license holders and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the license holder with regard to state and federal regulations. Such examinations are typically performed on-site at the license holder’s headquarters or operations center; however, a number of states will choose to perform examinations off-site. Many states also require money transmitters, issuers of payment instruments and their agents to comply with federal and/or state anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state regulators who license us, Office of Foreign Assets Control (“OFAC”), the Bank Secrecy Act as amended by the USA PATRIOT ACT (“BSA”), the Financial Crimes Enforcement Network (“FINCEN”), as well as any existing or future regulations that impact any aspect of our money transfer business.
A similar set of regulations applies to our money transfer businesses in most of the foreign countries in which we originate transactions. These laws and regulations include monetary limits for money transfers into or out of a country, rules regarding the foreign currency exchange rates offered, as well as other limitations or rules for which we must maintain compliance.
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
We comply with the GLBA and any state privacy provision by posting a privacy notice on the receipts provided to the consumers upon completion of a transaction. In addition, we comply with the Directive using the safe harbor permitted by the Directive by filing with the U.S. Department of Commerce, publicly declaring our privacy policy for information collected outside of the U.S., posting our privacy policy on our Web site and requiring our agents in the European Union to notify customers of the privacy policy.
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
Money Transfer Compliance Policies and Programs
We have developed risk-based policies and programs to comply with the existing, new or changed laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance program independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering and anti-terrorist financing compliance policy, procedures, monitoring systems and staffing levels.
INTELLECTUAL PROPERTY
Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent and copyright laws, as well as trade secret protection, license and confidentiality agreements.
The brand names of “RIA,” “RIA Envia” and “AFEX,” derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.
With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks including the names “Euronet” and “Bankomat” and/or the blue diamond logo as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and therefore not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets but it would prevent us from stopping other parties from using it in competition with Euronet. We have registered the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have filed pending patent applications for a number of our new software products and our new processing technology, including our recharge services.
With respect to our Prepaid Processing Segment, we have registered the “e-pay” logo trademark in the U.K. and Australia. We also hold trademarks for our prepaid operating subsidiaries in other jurisdictions, including PaySpot, Inc. (“PaySpot”) in the U.S. We cannot be certain that we will be entitled to use the e-pay trademark in any markets other than those in which we have registered the trademark. In 2003, we filed a series of patent applications for our POS recharge and certain other products in support of e-pay and PaySpot technology. As of the date of this report, these patents are still pending. We also hold a patent license covering certain of PaySpot’s operations in the U.S.

Technology in the areas in which we operate is developing very rapidly, and we are aware that many other companies have filed patent applications for products, processes and services similar to those we provide. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, the Prepaid Processing business is an area in which many “process patents” have been filed in the U.S. over recent years covering processes that are in wide use in the industry. If any of these patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain additional licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.
EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of February 28, 2009 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	52	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	42	July 2007	President
Rick L. Weller	51	November 2002	Executive Vice President — Chief Financial Officer
Jeffrey B. Newman	54	December 1996	Executive Vice President — General Counsel
Juan C. Bianchi	38	April 2007	Executive Vice President — Managing Director, Money Transfer Segment
Roger Heinz	48	September 2008	Senior Vice President — Managing Director, Europe EFT Processing Segment
Gareth Gumbley	36	May 2008	Senior Vice President — Managing Director, Prepaid Processing Segment
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
KEVIN J. CAPONECCHI, President. Mr. Caponecchi joined Euronet as President in July 2007. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems. From 1998 through 2002, Mr. Caponecchi served as General Manager – Technology for GE Consumer & Industrial, a provider of consumer appliances, lighting products and electrical products. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.
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
JUAN C. BIANCHI, Executive Vice President, Managing Director — Money Transfer Segment. Mr. Bianchi joined Euronet subsequent to the acquisition of RIA. Prior to the acquisition, Mr. Bianchi served as the Chief Executive Officer of RIA and has spent his entire career at either RIA or AFEX Money Express, a money transfer company purchased by RIA’s founders. Mr. Bianchi began his career at AFEX in Chile in 1992, joined AFEX USA’s operations in 1996, and became chief operating officer of AFEX-RIA in 2003. Mr. Bianchi studied business at the Universidad Andres Bello in Chile and completed the Executive Program in Management at UCLA’s John E. Anderson School of Business.
ROGER HEINZ, Senior Vice President, Managing Director — Europe EFT Processing Segment. Mr. Heinz joined Euronet in 1997 as managing director of the Company’s German EFT subsidiary. Most recently, he was managing director in charge of EFT operations in Western Europe and was also responsible for the EFT division’s revenue generation efforts in Central and Eastern Europe. In

September 2008, Mr. Heinz took over his current role as Managing Director of the Company’s Europe EFT Processing Segment. Prior to joining Euronet, Mr. Heinz spent 12 years working with NCR in Germany and Poland as sales manager and sales and operations director.
GARETH GUMBLEY, Senior Vice President, Managing Director — Prepaid Processing Segment. Mr. Gumbley joined Euronet in 2004 as managing director for the Company’s prepaid businesses in Australia and New Zealand. In May 2008, Mr. Gumbley took over his current responsibility as managing director of Euronet’s Prepaid Processing Segment. Prior to joining Euronet, he served as chief executive officer of Dialect Solutions (a News Corporation company), a global Internet payments processor. Mr. Gumbley is a member of the Chartered Institute of Management Accountants and a member of the Australian Institute of Company Directors.
Departure of Directors or Certain Officers
In May 2008, Miro I. Bergman resigned the positions of Executive Vice President and Chief Operations Officer of the Company’s Prepaid Segment. Mr. Bergman continues to be an employee of the Company and to act, on a limited basis, as an advisor to the CEO and executive management team. The Company replaced Mr. Bergman as Chief Operations Officer of the Prepaid Processing Segment through internal recruitment.
AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION
Our Web site addresses are www.euronetworldwide.com and www.eeft.com. We make all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act available on our Web site free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Web site is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding Euronet.
The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Web site at www.euronetworldwide.com in the “Investors” section.
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
Risks Related to Our Business
We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business, and such risk could increase if we incur more debt. We may be required to prepay our obligations under the secured syndicated credit facility.
We have a substantial amount of indebtedness. As of December 31, 2008, total liabilities were $981.1 million, of which $321.9 million represents long-term debt obligations, and total assets were $1,440.1 million. Of our total long-term debt obligations, $245.0 million is comprised of contingently convertible debentures that, in certain situations, could be settled in stock. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

•	because a portion of our debt bears interest at a variable rate of interest, our actual debt service obligations could increase as a result of adverse changes in interest rates.
If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. This default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have.
Prepayment in full of the obligations under our $290 million Credit Facility may be required six months prior to any required repurchase date under our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility, or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). Holders of the $70 million 1.625% debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Holders of the $175 million 3.5% debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. In connection with a recent amendment to our Credit Facility (discussed below), the lenders acknowledged that we have sufficient liquidity with respect to the December 15, 2009 repurchase date for the 1.625% debentures.
Restrictive covenants in our credit facilities may adversely affect us. The Credit Facility contains four financial covenants that we must meet as defined in the agreement: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio, (3) EBITDA to fixed charge coverage ratio and (4) minimum Consolidated Net Worth. To remain in compliance with our debt covenants, we may be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.
Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has recently been experiencing severe disruptions due to the current economic crisis. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.
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
A substantial portion of our recent growth is due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. During 2007, we acquired RIA, which was our largest acquisition to date. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
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
We may be required to recognize additional impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.
Our total assets include approximately $613.6 million, or 43% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2008, we determined that certain goodwill and intangible assets of our Spanish prepaid business and our RIA money transfer business were impaired and we recorded a $220.1 million non-cash impairment charge. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain and Australia, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record an additional impairment write-down of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.
Like other participants in the money transfer industry, as a result of immigration developments, downturns in certain labor markets and the current economic crisis, growth rates in money transfers from the U.S. to Mexico have slowed. This slowing of growth began during the middle of 2006 and continues to impact money transfer revenues for transactions from the U.S. to Mexico. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. For 2008, money transfer transactions to Mexico, which represented approximately 32% of total money transfer transactions, decreased by 9.1%. If this trend continues or worsens, or we experience similar trends in our international business, we may be required to record an additional impairment write-down of our goodwill, intangible assets or other long lived assets associated with the Money Transfer Segment.
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
We currently offer prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America. We plan to expand in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers. This expansion will depend on various factors, including the following:
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
The current recessionary economic environment or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue. In addition, the recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.
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
A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Belgrade, Beijing and Mumbai processing centers. Transactions in the Prepaid Processing Segment are processed through our Basildon, Martinsried, Madrid and Leawood, Kansas processing centers. Transactions in our Money Transfer Segment are processed through our Cerritos, California processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
We are subject to the risks of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, breaches of our information security policies or safeguards, as well as for ATM theft and vandalism.
We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. The current economic crisis increases the risk that criminals will attempt such data theft.
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
We could incur substantial losses if one of the third party depository institutions we use in our operations were to fail.
As part of our business operations we maintain cash balances at third party depository institutions. We could incur substantial losses if a financial institution in which we have significant deposits fails.
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
Money Transfer Segment— Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc., Global Payments Inc. and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.
Competition in our EFT Processing Segment has increased over the last several years, increasing the risk that certain of our long-term bank outsourcing contracts may be terminated or not renewed upon expiration.
The developing markets in which we have done business have matured over the years, resulting in increasing competition. In addition, as consolidation of financial institutions in Central and Eastern Europe continues, certain of our customers have established or are establishing internal ATM management and processing capabilities. As a result of these developments, negotiations regarding renewal of contracts have become increasingly challenging and in certain cases we have reduced fees to extend contracts beyond their original terms. In certain other cases, contracts have been, and in the future may be, terminated by financial institutions resulting in a substantial reduction in revenue. Contract termination payments, if any, may be inadequate to replace revenues and operating income associated with these contracts. Although we have historically considered the risk of non-renewal of major contracts to be relatively low because of complex interfaces and operational procedures established for those contracts, the risk of non-renewal or early termination is increasing.
We conduct a significant portion of our business in Central and Eastern European countries, and we have subsidiaries in the Middle East and Asia Pacific, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the U.S. or Western Europe.
We have subsidiaries in Hungary, Poland, the Czech Republic, Romania, Slovakia, Spain, Greece, Croatia, India, Serbia, Bulgaria, Egypt and China, and have operations in other countries in Central Europe, the Middle East and Asia Pacific. We expect to continue to expand our operations to other countries in these regions. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Bulgaria and other countries in Central Europe have been, and continue to be, substantially revised during the completion of their transition to the European Union. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.
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
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. However, the majority of our debt obligations are denominated in U.S. dollars, while a significant amount of our cash outflows, including the acquisition of ATMs, executive salaries, certain long-term contracts and a significant portion of our debt obligations, are made in U.S. dollars, most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the U.S. dollar could have an adverse effect on our results.
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
Our directors and officers, together with the entities with which they are associated, owned approximately 10% of our Common Stock as of December 31, 2008, giving them significant control over decisions related to our Company.
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
An additional 11.6 million shares of Common Stock, representing 23% of the shares outstanding as of December 31, 2008, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2008, we had an aggregate of 5.0 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.4 million options are vested and exercisable as of December 31, 2008. Approximately 0.2 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 6.4 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in December 2004 and October 2005.
Accordingly, based on current trading prices of our Common Stock, approximately 11.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon our stock price at the time of payment (i.e., more shares could be issuable if our share price declines).
Of the 5.0 million total options and restricted stock awards outstanding, an aggregate of 2.4 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices are located in Leawood, Kansas. As of December 31, 2008, we also maintain principal operational offices in Little Rock, Arkansas: Leawood, Kansas; Cerritos, California; San Juan, Puerto Rico; Budapest, Hungary; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin and Martinsried, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Madrid, Spain; Belgrade, Serbia; Sofia, Bulgaria; Basildon and London, U.K.; Kiev, Ukraine; Rome and Milan, Italy; Paris, France; Geneva, Switzerland; Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; Cairo, Egypt; Mumbai, India; Sydney and Liverpool, Australia; Auckland, New Zealand; Beijing, China; Antiguo Cuscatlan, El Salvador; and Mexico City, Mexico. Our office leases generally provide for initial terms ranging from two to twelve years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia; Beijing, China; and Mumbai, India. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; Madrid, Spain; and Leawood, Kansas. Our processing center for the Money Transfer Segment is located in Cerritos, California.
Our processing centers in Budapest, Belgrade, Beijing, Mumbai, Basildon, Martinsried, Leawood and Cerritos have off-site real time backup processing centers that are capable of providing full or partial processing capability in the event of failure of the primary processing centers. Our processing center in Madrid does not have an off-site backup processing center; however, it is migrating its transaction processing to the Martinsried processing center in 2009 where there is an off-site real time backup processing center.
ITEM 3. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion in Part II, Item 8 – Financial Statements and Supplementary Data and Note 22, Litigation and Contingencies, to the Consolidated Financial Statements included elsewhere in this report, regarding litigation is incorporated herein by reference.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter ended December 31, 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarter for our Common Stock for the quarters ended:

	2008		2007
For the quarters ended	High	Low	High	Low
December 31	$16.68	$6.87	$33.25	$26.83
September 30	$20.36	$15.36	$31.00	$24.64
June 30	$20.14	$16.28	$30.55	$25.64
March 31	$30.57	$19.07	$30.57	$25.08
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.
HOLDERS
At December 31, 2008, we had 88 stockholders of record of our Common Stock and none of our Preferred Stock.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During 2008, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
STOCK PERFORMANCE GRAPH
Set forth below is a graph comparing the total cumulative return on the Common Stock from December 31, 2003 through December 31, 2008 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). The companies in each of the Market Group and the Peer Group were weighted by market capitalization. Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2003. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol EEFT.
The following performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be “soliciting material” or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such information by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008
NOTE: Calculated (or Derived) based from CRSP NASDAQ Stock Market, Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Used with permission. All rights reserved. Graph copyright 2008 Zacks Investment Research, Inc.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2008.

			Number of
			securities
			remaining
			available for
			future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options and rights	options and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:			966,652
Stock option awards	3,383,194	$11.71
Restricted share unit awards	1,536,274	—
Equity compensation plans not approved by security holders	—	—	—

Total	4,919,468	8.05	966,652

ITEM 6. SELECTED FINANCIAL DATA
The summary consolidated financial data set forth below has been derived from, and is qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which have been audited by KPMG LLP, and should not be relied upon as an indication of future performance. We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including numerous acquisitions (See Note 6, Acquisitions, to the Consolidated Financial Statements). The following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
(dollar amounts in thousands, except as noted)	2008	2007	2006	2005	2004
Consolidated statements of operations data:
Revenues	$1,045,665	$902,666	$615,376	$531,159	$381,080
Operating expenses (1)	1,138,435	779,435	536,014	461,007	335,550
Depreciation and amortization	56,251	46,997	28,590	22,800	16,216

Operating income (loss)(1)	(149,021)	76,234	50,772	47,352	29,314
Other income (expenses)	$(36,962)	5,194	9,212	(10,080)	(5,646)
Income from unconsolidated affiliates	1,250	908	660	1,185	345

Income (loss) from continuing operations before income taxes and minority interest	(184,733)	82,336	60,644	38,457	24,013
Income tax expense	(10,228)	(27,759)	(14,294)	(14,843)	(11,389)
Minority interest	935	(2,040)	(977)	(916)	(58)

Income (loss) from continuing operations	$(194,026)	$52,537	$45,373	$22,698	$12,566

Earnings (loss) per share from continuing operations:
Basic	$(3.95)	$1.16	$1.22	$0.65	$0.40
Diluted	$(3.95)	$1.09	$1.14	$0.62	$0.38

Consolidated balance sheet data:
Assets	$1,440,124	$1,886,156	$1,129,640	$898,692	$642,315
Debt obligations, long-term portion	321,909	539,303	349,073	315,000	140,000
Capital lease obligations, long-term portion	6,356	11,520	13,409	12,229	16,894

Summary network data (unaudited):
Number of operational ATMs at end of period	10,128	11,347	8,885	7,211	5,742
EFT processing transactions during the period (millions)	704.2	603.8	463.6	361.5	232.5
Number of operational prepaid processing POS terminals at end of period (rounded)	430,000	396,000	296,000	237,000	175,000
Prepaid processing transactions during the period (millions)	713.1	634.8	457.8	348.0	228.6
Money transfer transactions during the period (millions)	16.7	12.0	0.3	0.1	—

(1) The results for 2008 include a $220.1 million non-cash charge related to goodwill and acquired intangible assets. The results for 2007 include a benefit of $12.2 million for a federal excise tax refund.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of December 31, 2008, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 10,128 ATMs and approximately 54,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides electronic distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 430,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America.

•	A Money Transfer Segment, which provides global consumer-to-consumer money transfer services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. The Money Transfer Segment originates and terminates transactions through a network of approximately 75,800 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 23 principal offices in Europe, one in the Middle East, five in Asia Pacific, and six in North America. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Item 1A – Risk Factors and Item 7A – Quantitative and Qualitative Disclosure About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenue in the EFT Processing Segment, which represented approximately 20% of total consolidated revenue for the year ended December 31, 2008, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment – Revenue in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenue for the year ended December 31, 2008, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, bill payment, money transfer and prepaid mobile content such as music, ringtones and games.
Money Transfer Segment – Revenue in the Money Transfer Segment, which represents approximately 22% of total consolidated revenue for the year ended December 31, 2008, is primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on five primary areas:
•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs;

•	expansion of our prepaid mobile airtime top-up processing network;

•	expansion of our money transfer and bill payment network; and

•	development of our credit and debit card outsourcing business.
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
Software products are an integral part of our product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base. We have been able to enter into agreements under which we contribute the right to use our software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions sometimes permit us to enter new markets without significant capital investment.
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

Prepaid Processing Segment – The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continuation of the trend towards conversion from scratch card solutions to electronic processing solutions for prepaid mobile airtime among mobile phone users, and the continued use of third-party providers such as ourselves to supply this service;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations; and

•	the availability of financing for further expansion.
In mature markets, such as the U.K., New Zealand and Spain, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor, we are not likely to experience the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present. In Australia, our main competitor ceased business during 2008, allowing us to strengthen our position in this key market.
Money Transfer Segment – The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
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
Like other participants in the money transfer industry, as a result of immigration developments, downturns in certain labor markets and the current economic crisis, the number of money transfers from the U.S. to Mexico decreased in 2008 compared to 2007. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues.
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
SEGMENT REVENUES AND OPERATING INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Revenues			Operating Income (Loss)
(in thousands)	2008	2007	2006	2008	2007	2006
EFT Processing	$205,257	$174,049	$144,515	$38,306	$36,147	$34,278
Prepaid Processing	609,106	569,858	467,651	(4,659)	52,813	37,622
Money Transfer	231,302	158,759	3,210	(157,150)	7,130	(3,295)

Total	1,045,665	902,666	615,376	(123,503)	96,090	68,605
Corporate services	—	—	—	(25,518)	(19,856)	(17,833)

Total	$1,045,665	$902,666	$615,376	$(149,021)	$76,234	$50,772

SUMMARY
Our annual consolidated revenues increased by 16% for 2008 over 2007, and 47% for 2007 over 2006. These increases reflect acquisitions, primarily RIA in April 2007, as well as growth in our business resulting from increases in the average number of ATMs managed and transactions processed. For further discussion regarding acquisitions, see Note 6, Acquisitions, to the Consolidated Financial Statements.
Our operating income for 2008 includes a non-cash goodwill and intangible asset impairment charge of $220.1 million as discussed in Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements. The results for 2007 include an increase in operating income of $12.2 million for a federal excise tax refund discussed in Note 23, Federal Excise Tax Refund, to the Consolidated Financial Statements. Excluding the goodwill and intangible assets impairment charge in 2008 and the federal excise tax refund in 2007, our operating income increased 11% for 2008 over 2007 and 26% for 2007 over 2006. These increases were primarily the result of growth in transaction volumes and related revenues.
Net loss for 2008 was $195.1 million, or $3.97 per diluted share, compared to net income for 2007 of $53.5 million, or $1.11 per diluted share, and net income of $46.0 million, or $1.16 per diluted share for 2006. In addition to the explanations above, net loss for 2008 included an $18.8 million impairment loss on investment securities and a foreign currency exchange translation loss of $9.8 million, while net income for 2007 and 2006 included foreign currency exchange translation gains of $15.5 million and $10.3 million, respectively. Net loss for 2008 includes a loss from discontinued operations of $1.1 million, or $0.02 per diluted share while net income for 2007 and 2006 include gains from discontinued operations of $1.0 million and $0.6 million, respectively, or $0.02 per diluted share for each year.
Impact of changes in foreign currency exchange rates
Beginning in 2006 and through mid-2008, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. In the second half of 2008, the U.S. dollar strengthened significantly. Despite the recent strengthening, the U.S. dollar was, on average, weaker in 2008 than in 2007. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for 2008 and 2007 are positively impacted by the weakening of the U.S. dollar. We estimate that, depending on the mix of countries and currencies, our 2008 and 2007 operating income benefited by approximately 5% to 10% when compared to 2007 and 2006, respectively. While the benefit of the weakened U.S. dollar generally contributed to improvements in each segment in 2007, the benefit for 2008 was mainly concentrated in the EFT Processing Segment, largely due to the impact of the changes in exchange rates of the Polish zloty.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 – BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
2008 Compared to 2007
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$205,257	$174,049	$31,208	18%

Operating expenses:
Direct operating costs	93,414	74,879	18,535	25%
Salaries and benefits	34,944	31,874	3,070	10%
Selling, general and administrative	19,398	14,952	4,446	30%
Depreciation and amortization	19,195	16,197	2,998	19%

Total operating expenses	166,951	137,902	29,049	21%

Operating income	$38,306	$36,147	$2,159	6%

Transactions processed (millions)	704.2	603.8	100.4	17%
ATMs as of December 31	10,128	11,347	(1,219)	(11%)
Average ATMs	10,554	10,025	529	5%
Discontinued operations
During 2008, we decided to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity previously included in the EFT Processing Segment, in order to focus our investments and resources on our transactions processing businesses. We are in the process of selling the business. Accordingly, the results of operations for Essentis are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented and have been removed from the table above.
Revenues
Our revenue for 2008 increased when compared to 2007 primarily due to increases in the average number of ATMs operated and the number of transactions processed. These increases were attributable to many of our operations, but primarily our operations in Poland, India and Euronet Card Services Greece. Additionally, during 2008 the U.S. dollar was weaker on average than during 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar. Partly offsetting these improvements were decreases in revenue associated with our operations in Romania due to a decrease in the per transaction fee structure with a customer that was granted in exchange for an extension of the contract term and the expiration of an ATM services contract discussed in more detail in the following paragraph.
Average monthly revenue per ATM was $1,621 for 2008, compared to $1,447 for 2007 and revenue per transaction was $0.29 for both 2008 and 2007. The increase in revenues per ATM is generally the result of the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008 that involved processing services only, with very little associated costs and, therefore, had lower-than-average revenue per ATM. As of December 31, 2007 and March 31, 2008, we were providing processing services for approximately 2,300 and 2,400 ATMs, respectively, under this contract. Partly offsetting this improvement is the addition of ATMs in China and India, where revenues per ATM have been historically lower than Central and Eastern Europe, generally due to lower labor costs.
Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation in the banking industry could make this process less predictable.
Our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect to be regularly engaged in discussions with one or more of our customer banks to either obtain renewal of, or restructure, our ATM outsourcing agreements. During the fourth quarter 2008 and first quarter 2009, certain customer contracts were terminated or expired, resulting in a decrease of 689 ATMs in the fourth quarter 2008 and approximately 1,000 ATMs in the first quarter 2009. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
For contracts that we are able to renew, as was the case for contract renewals in Romania and Greece in prior years, we expect customers to seek rate concessions or up-front payments because of the greater availability of alternative processing solutions in many of our markets now, as compared to when we entered into the contracts. We have been able to renew or extend most of the remaining contracts that came up for renewal in 2008 or expiration in 2009. While we have been successful in many cases in obtaining new terms that preserve the same level of earnings arising from the agreements, we have not been successful in all cases, and therefore we expect to experience reductions in revenue in future quarters arising from the expiration or restructuring of agreements.
For the contracts that expired during the fourth quarter 2008 and first quarter 2009, excluding substantial termination fees that we expect to receive, we estimate that the impact to 2009 will be a reduction in revenue of approximately $15 million to $16 million, resulting in reduced operating income of approximately $3 million to $4 million. We cannot be sure we will have sufficient revenues from new contracts to offset potential revenue reductions from expired or restructured agreements.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating cost for 2008, compared to 2007, is attributed to the increase in the average number of ATMs under operation, particularly the growing number of independently deployed ATMs in new markets, and the launch of our cross-border merchant acquiring business. Throughout 2007 and into 2008, we incurred substantial capital and operating expenditures in anticipation of entering the cross-border merchant acquiring business after we entered into an agreement for these services with a large petrol retailer in Central Europe. The revenues recorded after launching this business in mid-2008 have not been significant; however, the cost structure is largely in place and is contributing to the increase in direct operating costs and certain other expenses discussed below. Additionally, 2008 and 2007 include losses of approximately $0.7 million and $1.9 million, respectively, primarily in Poland and Hungary, as a result of certain fraudulent transactions by card holders on our network.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, increased to $111.8 million for 2008 from $99.2 million for 2007. This increase is mainly attributable to the increase in revenues discussed above. Gross profit as a percentage of revenues (gross margin) was 54% for 2008 compared to 57% for 2007. The decrease in gross margin is primarily due to the impact of the expiration of the ATM services contract in the U.K. and launching the cross-border merchant acquiring business.
Salaries and benefits
The increase in salaries and benefits for 2008 compared to 2007 was due to staffing costs to support growth in the average number of ATMs managed and transactions processed and for new products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees. As a percentage of revenue, however, these costs decreased slightly to 17% of revenues for 2008 compared to 18% for 2007.
Selling, general and administrative
Selling, general and administrative expenses for 2007 include a $1.2 million arbitration loss awarded by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. Excluding the impact of the arbitration loss, as a percentage of revenues, selling general and administrative expenses increased to 9% in 2008 compared to 8% in 2007. This increase in selling, general and administrative expenses for 2008 compared to 2007 is due primarily to the launch of our cross-border merchant acquiring business that occurred during the second quarter 2008. As explained above, the revenues recorded after launching this business have not been significant; however, the cost structure is in place to support this new business.
Depreciation and amortization
The increase in depreciation and amortization expense for 2008 compared to 2007 is due primarily to additional ATMs in Poland and India and additional equipment and software for our processing centers in Hungary and China. As a percentage of revenue, these expenses remained flat at 9% for both 2008 and 2007.
Operating income
The increase in operating income was primarily due to the increases in revenues described above. Additionally, operating income was affected by several unique items in 2008 and 2007: 2007 operating income was reduced $1.2 million by the arbitration loss described above; operating income was $1.2 million greater in 2008 compared to 2007 due to the decrease in fraudulent card losses described above; operating income was $7.6 million less in 2008 compared to 2007 due to the expiration of the ATM services contract and the launching of the cross-border merchant acquiring business described above. Excluding the impacts of these items, operating income increased 20% in 2008 compared to 2007, was 22% as a percentage of revenues for 2008 compared to 21% for 2007 and was $0.06 per transaction for both 2008 and 2007.
Operating income for 2008 and 2007 also includes $1.0 million and $1.2 million, respectively, in losses associated with expanding operations for the Company’s 75% owned joint venture in China. As of December 31, 2008, we had deployed and were providing all of the day-to-day outsourcing services for 544 ATMs. Under current agreements, we expect that the total number of ATMs in China deployed and for which we will be providing day-to-day outsourcing services will increase to over 1,000 during the next 12 months.
Software sales backlog
As of December 31, 2008 and 2007, the EFT Segment had a software contract backlog of approximately $7.9 million compared to approximately $5.7 million as of December 31, 2007. This backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenue on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenues associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed or that we will be able to recognize the related revenue within the next year.
2007 Compared to 2006
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$174,049	$144,515	$29,534	20%

Operating expenses:
Direct operating costs	74,879	56,851	18,028	32%
Salaries and benefits	31,874	27,417	4,457	16%
Selling, general and administrative	14,952	12,069	2,883	24%
Depreciation and amortization	16,197	13,900	2,297	17%

Total operating expenses	137,902	110,237	27,665	25%

Operating income	$36,147	$34,278	$1,869	5%

Transactions processed (millions)	603.8	463.6	140.2	30%
ATMs as of December 31	11,347	8,885	2,462	28%
Average ATMs	10,025	8,066	1,959	24%
Revenues
Our revenue for 2007 increased when compared to 2006 primarily due to increases in the number of ATMs operated and, for owned ATMs, the number of transactions processed, primarily in Poland and India. These increases were attributable to most of our operations, but primarily our operations in Poland, India and Greece and our software operations. Additionally, beginning in 2006 and during 2007, the U.S. dollar weakened compared to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar.
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

Average monthly revenue per ATM was $1,447 for 2007, compared to $1,493 for 2006 and revenue per transaction was $0.29 for 2007, compared to $0.31 for 2006. The decrease in revenues per ATM and revenues per transaction was due to the addition of ATMs where related revenue has not yet developed to mature levels, the impact of the contract extensions discussed above and the addition of ATMs in India where revenues per ATM have been historically lower than Central and Eastern Europe generally due to lower labor costs.
Direct operating costs
The increase in direct operating cost for 2007, compared to 2006, was attributed to the increase in the number of ATMs under operation. Additionally, 2007 includes losses of approximately $1.9 million, primarily in Poland and Hungary, as a result of certain fraudulent transactions by card holders on our network.
Gross profit
Gross profit increased to $99.2 million for 2007 from $87.7 million for 2006. This increase was attributable to the increase in revenues discussed above. Gross margin was 57% for 2007 compared to 61% for 2006. The decrease in gross margin was due to the impact of accounting for certain contract renewals, the fraudulent transaction losses and other fluctuations in revenues and direct operating costs discussed above, as well as the increased contributions of our subsidiary in India, which has historically earned a lower gross margin than our other operations.
Salaries and benefits
The increase in salaries and benefits for 2007 compared to 2006 was due to staffing costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Salaries and benefits also increased as a result of general merit increases awarded to employees and certain additional staffing requirements due to the larger number of ATMs under operation and transactions processed. As a percentage of revenue, however, these costs remained relatively flat at 18% of revenues for 2007 compared to 19% for 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2007 compared to 2006 was due to costs to expand in emerging markets, such as India, China and new European markets, and additional products, such as POS, card processing and cross-border merchant processing and acquiring. Additionally, during 2007, we recorded a loss of $1.2 million under an arbitral award granted by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. The cash supply contractor claimed it provided us with cash during the fourth quarter 1999 and first quarter 2000 that was not returned. As a percentage of revenue, selling, general and administrative expenses were relatively flat at 9% for 2007 and 8% for 2006.
Depreciation and amortization
The increase in depreciation and amortization expense for 2007 compared to 2006 was due primarily to additional equipment and software for the expansion of our Hungarian processing center incurred during 2006, additional ATMs in Poland and India. As a percentage of revenue, these expenses decreased slightly to 9% for 2007 from 10% for 2006.
Operating income
The increase in operating income was primarily due to the increases in revenues described above, offset by the $1.1 million decrease in revenues related to certain contract renewals, the $1.9 million fraudulent card losses and the arbitration loss described in the sections above. Operating income as a percentage of revenues was 21% for 2007 compared to 24% for 2006 and $0.06 per transaction for 2007 compared to $0.07 per transaction for 2006. Adjusting for the impact of the fraudulent card losses and the arbitration loss, operating income as a percentage of revenue would have been 23% and operating income per transaction would have been $0.07.
Operating income for 2007 and 2006 also includes $1.2 million and $1.3 million, respectively, in losses associated with expanding operations for the Company’s 75% owned joint venture in China. As of December 31, 2007, we had deployed and were providing all of the day-to-day outsourcing services for over 250 ATMs.

PREPAID PROCESSING SEGMENT
2008 Compared to 2007
The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$609,106	$569,858	$39,248	7%

Operating expenses:
Direct operating costs	495,971	464,874	31,097	7%
Salaries and benefits	28,574	27,493	1,081	4%
Selling, general and administrative	22,098	20,567	1,531	7%
Goodwill impairment	50,681	—	50,681	n/m
Federal excise tax refund	—	(12,191)	12,191	n/m
Depreciation and amortization	16,441	16,302	139	1%

Total operating expenses	613,765	517,045	96,720	19%

Operating income (loss)	$(4,659)	$52,813	$(57,472)	n/m

Transactions processed (millions)	713.1	634.8	78.3	12%

n/m	— Not meaningful.
Revenues
The increase in revenues for 2008 compared to 2007 was generally attributable to the increase in total transactions processed across most of our Prepaid Processing Segment operations, particularly Australia, Germany and Poland. The growth in Australia has been the result of our main competitor ceasing business during 2008, allowing us to strengthen our position in this key market.
In certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially and, in some cases, revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) additional products sold over the base of prepaid processing terminals, (ii) developing markets or markets in which there is organic growth in the prepaid sector overall, (iii) continued conversion from scratch cards to electronic top-up in less mature markets, and (iv) acquisitions, if available.
Revenues per transaction decreased to $0.85 for 2008 from $0.90 for 2007 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which is 51% Euronet-owned. In accordance with U.S. GAAP, ATX is consolidated and the amounts in our financial statements and in the table above reflect 100% of ATX’s results. Results attributable to the 49% minority owner are reflected in the minority interest line of our Consolidated Statements of Operations. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Partly offsetting this decrease was the growth in both volumes and revenues in Australia which generally has higher revenues per transaction, but also pays higher commission rates to retailers, than our other Prepaid Processing subsidiaries.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the increase in total transactions processed.

Gross profit
Gross profit was $113.1 million for 2008 compared to $105.0 million for 2007. Gross margin increased to 19% for 2008 compared to 18% for 2007 and gross profit per transaction was $0.16 for 2008 compared to $0.17 for 2007. Most of the reduction in gross profit per transaction is due to the growth of revenues and transactions at our ATX subsidiary and the general maturity of the prepaid mobile airtime business in many of our markets.
Salaries and benefits
While salaries and benefits increased for 2008 compared to 2007 to support development in new and growing markets, as a percentage of revenue, they decreased slightly to 4.7% for 2008 from 4.8% for 2007.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2008 compared to 2007 is the result of additional overhead to support development in new and growing markets. As a percentage of revenues, these selling, general and administrative expenses remained flat at 3.6% for both 2008 and 2007.
Goodwill impairment
In 2008, we recorded a non-cash impairment charge of $50.7 million related to the goodwill of the Spanish prepaid business in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual goodwill impairment test during the fourth quarter of each year, which coincided this year with severe disruptions in the credit markets and the macroeconomic business climate. These events have caused credit, currency and stock markets to plummet in the second half of 2008 and have adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into the Company’s business outlook and projections for the Spanish prepaid business, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, growth in the prepaid mobile phone business in Spain has been slower than expected and commission pressure from mobile operators, as well as intense competition from other prepaid processors, has reduced profitability. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the first quarter 2009. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for a further discussion of this charge.
Federal excise tax refund
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During 2007, $12.2 million was recorded for amounts paid during this period as a reduction to operating expenses of the Prepaid Processing Segment.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase in depreciation and amortization for 2008 compared to 2007 reflects additional POS terminals installed as the business has grown. As a percentage of revenues, depreciation and amortization expense decreased to 2.7% for 2008 from 2.9% for 2007.
Operating income (loss)
The decrease in operating income for 2008 compared to 2007 is mainly due to the goodwill impairment charge in 2008 and the benefit of the federal excise tax refund in 2007. Excluding the goodwill impairment charge and the benefit of the federal excise tax refund, operating income as a percentage of revenues was 7.6% for 2008 compared to 7.1% for 2007. The increase is due to the growth in revenues and transactions processed and the impact of leveraging operating costs. Also excluding the goodwill impairment charge and the federal excise tax refund, operating income per transaction remained flat at $0.06 for 2008 and 2007.

2007 Compared to 2006
The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year-over-Year Change
			Increase
			(Decrease)	Increase
(dollar amounts in thousands)	2007	2006	Amount	Percent
Total revenues	$569,858	$467,651	$102,207	22%

Operating expenses:
Direct operating costs	464,874	376,329	88,545	24%
Salaries and benefits	27,493	22,561	4,932	22%
Selling, general and administrative	20,567	17,011	3,556	21%
Federal excise tax refund	(12,191)	—	(12,191)	n/m
Depreciation and amortization	16,302	14,128	2,174	15%

Total operating expenses	517,045	430,029	87,016	20%

Operating income	$52,813	$37,622	$15,191	40%

Transactions processed (millions)	634.8	457.8	177.0	39%

n/m	— Not meaningful.
Revenues
The increase in revenues for 2007 compared to 2006 was generally attributable to: (i) the increase in total transactions processed across all of our Prepaid Processing Segment operations; (ii) $47.2 million in revenues contributed by Omega Logic and Brodos Romania, which were acquired in the first quarter 2007; and (iii) foreign currency translations to the U.S. dollar. Beginning in 2006 and during 2007, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn are positively impacted by the weakening of the U.S. dollar.
Revenue growth was partially offset by reduced revenue growth in Spain resulting from the second quarter 2006 expiration of a preferential commission arrangement with a Spanish mobile operator. Additionally, in certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth slowed substantially and, in some cases, revenues decreased because conversion from scratch cards to electronic top-up was substantially complete and certain mobile operators and retailers were driving competitive reductions in pricing and margins.
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
Direct operating costs
The increase in direct operating costs was generally attributable to the increase in total transactions processed and foreign currency translations to the U.S. dollar compared to the prior year.
Gross profit
Gross profit, which represents revenues less direct costs, was $105.0 million for 2007 compared to $91.3 million for 2006. Gross margin decreased to 18% for 2007 compared to 20% for 2006 and gross profit per transaction was $0.17 for 2007 compared to $0.20 for 2006. Most of the reduction in gross profit per transaction was due to the growth of revenues and transactions at our ATX subsidiary, the expiration of preferential commission arrangements in Spain discussed above and the general maturity of the prepaid mobile airtime business in many of our markets.

Salaries and benefits
The increase in salaries and benefits for 2007 compared to 2006 was primarily the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenue, salaries and benefits remained flat at 4.8% for both 2007 and 2006.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2007 compared to 2006 was the result of the acquisitions of Brodos Romania and Omega Logic, as well as additional overhead to support development in other new and growing markets. As a percentage of revenues these selling, general and administrative expenses remained flat at 3.6% for both 2007 and 2006.
Federal excise tax refund
During 2007, $12.2 million was recorded as a reduction to operating expenses of the Prepaid Processing Segment related to the federal excise tax refund more fully described in the previous section entitled “2008 Compared to 2007.”
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
MONEY TRANSFER SEGMENT
The Money Transfer Segment was established during April 2007 with the acquisition of RIA, which is more fully described in Note 6, Acquisitions, to the Consolidated Financial Statements included in this report. To assist in better understanding the results of the Money Transfer Segment, unaudited pro forma results for 2007 have been provided as if RIA’s results were included in our consolidated results of operations beginning January 1, 2007. The pro forma financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the RIA acquisition been completed as of the beginning of the periods presented.

2008 Compared to 2007
The following table presents the actual results of operations for the years ended December 31, 2008 and 2007 for the Money Transfer Segment.

	As Reported
	Year Ended December 31,		Year-over-Year Change
			Increase
			(Decrease)	Increase
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$231,302	$158,759	$72,543	46%

Operating expenses:
Direct operating costs	114,457	83,795	30,662	37%
Salaries and benefits	50,543	32,705	17,838	55%
Selling, general and administrative	34,673	21,459	13,214	62%
Goodwill and acquired intangible assets impairment	169,396	—	169,396	n/m
Depreciation and amortization	19,383	13,670	5,713	42%

Total operating expenses	388,452	151,629	236,823	156%

Operating income (loss)	$(157,150)	$7,130	$(164,280)	n/m

Transactions processed (millions)	16.7	12.0	4.7	39%

n/m — Not meaningful.
The following table compares the results of operations for the year ended December 31, 2008 to the pro forma results of operations for the year ended December 31, 2007 for the Money Transfer Segment:

	Year Ended December 31,		Year-over-Year Change
			Increase
		2007	(Decrease)	Increase
(dollar amounts in thousands)	2008	Pro Forma	Amount	Percent
		(unaudited)
Total revenues	$231,302	$204,948	$26,354	13%

Operating expenses:
Direct operating costs	114,457	108,589	5,868	5%
Salaries and benefits	50,543	42,383	8,160	19%
Selling, general and administrative	34,673	27,444	7,229	26%
Goodwill and acquired intangible assets impairment	169,396	—	169,396	n/m
Depreciation and amortization	19,383	17,700	1,683	10%

Total operating expenses	388,452	196,116	192,336	98%

Operating income (loss)	$(157,150)	$8,832	$(165,982)	n/m

Transactions processed (millions)	16.7	15.5	1.2	8%

n/m — Not meaningful.
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
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenue per transaction was $13.85 for 2008 compared to pro forma revenue per transaction of $13.22 for 2007. On a historical basis, about 75% of our Money Transfer Segment revenues are derived from transaction fees, about 25% is derived from the foreign currency spread and other small amounts of revenue are derived from sources such as fees for cashing checks, issuing money orders and processing bill payments. For 2008, 68% of our money transfers were initiated in the U.S., 29% in Europe and 3% in other countries, such as Canada and Australia. For 2007, 75% of our money transfers were initiated in the U.S., 23% in Europe and 2% in other countries. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in revenues for 2008 compared to pro forma revenues for 2007 is primarily due to an 8% increase in the number of transactions processed for 2008 compared to 2007. For 2008, money transfers to Mexico, which represented 32% of total money transfers, decreased by 9%, while transfers to all other countries increased 18% when compared to the prior year due to the expansion of our operations and continued growth in immigrant worker populations in countries other than the U.S. The decline in transfers to Mexico was largely the result of immigration issues, downturns in certain labor markets and the current economic crisis. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. While direct operating costs generally increase or decrease by a similar percentage as transactions, growth in transactions has outpaced the growth in direct costs in 2008 due to a greater growth rate for Company-owned stores rather than for agents.
Gross profit
Gross profit was $116.8 million for 2008 compared to pro forma gross profit of $96.4 million for 2007. This improvement is primarily due to the growth in money transfer transactions originated in non-U.S. locations, discussed above, along with favorable management of foreign currency exchange rate spreads. We have not engaged in the competitive price wars in our industry that some of our competitors have initiated, choosing instead to preserve our pricing structure and service levels and maintain a more profitable customer base. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our strategy over the short or long term in order to protect or increase market share. Gross margin was 51% for 2008 compared to pro forma gross margin of 47% for 2007. The improvement primarily reflects the strong growth in transaction volume in our more profitable non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for 2008 compared to pro forma salaries and benefits for 2007 is primarily due to merit increases and additional costs to support our global expansion efforts, primarily the opening of Company-owned stores in Germany, France, Spain and the U.S.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for 2008 compared to pro forma selling, general and administrative expenses for 2007 is primarily to support our global expansion efforts.

Goodwill and acquired intangible assets impairment
In 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform our annual goodwill impairment test during the fourth quarter of each year, which coincided this year with severe disruptions in the credit markets and the macroeconomic business climate. These events have caused credit, currency and stock markets to plummet in the second half of 2008 and have adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into the business outlook and projections for the Money Transfer Segment, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, we have experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, that were initially expected to continue expanding. Should the current economic crisis worsen or should other factors cause us to significantly lower our cash flow projections for our money transfer business, we will need to reassess the business for further possible impairment. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the first quarter 2009. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for a further discussion of this charge.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for 2008 compared to pro forma depreciation and amortization for 2007 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our Company-owned stores. As a percentage of revenues, depreciation and amortization was relatively flat at 8.4% for 2008 compared to pro forma depreciation and amortization of 8.6% for 2007.
Operating income
The decrease in operating income for 2008 compared to pro forma operating income for 2007 is due to the goodwill and acquired intangible impairment charge in 2008. Excluding this charge, operating income increased 39% in 2008 compared to pro forma operating income for 2007 which is the result of increased revenues and gross profit as discussed in more detail above, partly offset by additional costs incurred to support our global expansion efforts.
CORPORATE SERVICES
The components of Corporate Services operating expenses for 2008, 2007 and 2006 were as follows:

				Year-over-Year Change
					2007
				2008	Increase
	Year Ended December 31,			Increase	(Decrease)
(dollar amounts in thousands)	2008	2007	2006	Percent	Percent
Salaries and benefits	$15,037	$13,217	$13,285	14%	(1%)
Selling, general and administrative	9,249	5,811	4,343	59%	34%
Depreciation and amortization	1,232	828	205	49%	304%

Total operating expenses	$25,518	$19,856	$17,833	29%	11%

Operating expenses for Corporate Services increased by 29% for 2008 and 11% for 2007 compared to the respective prior year. The increase in salaries and benefits for 2008 compared to 2007 is primarily the result of severance costs related to certain senior level positions and increased share-based compensation related to awards made to new employees, including those in the Money Transfer Segment. The increase in selling, general and administrative expenses is due primarily to the write-off of $3.0 million in professional fees and settlement costs associated with our abandoned acquisition of MoneyGram. The increase in corporate depreciation and amortization is the result of amortization associated with the third quarter 2007 purchase of an enterprise-wide desk-top license.
The decrease in salaries and benefits compensation for 2007 compared to 2006 was due primarily to lower incentive compensation accruals and the December 2006 resignation of our former President and Chief Operating Officer. The increase in selling, general and administrative expenses was mainly the result of higher professional fees and other expenses associated with acquisitions that were not completed, including Envios de Valores La Nacional Corp. (“La Nacional”). See Note 22, Litigation and Contingencies, to the

Consolidated Financial Statements for further discussion regarding La Nacional. The increase in corporate depreciation and amortization is the result of amortization associated with the enterprise-wide desk-top license.
OTHER INCOME (EXPENSE)

	Year Ended December 31,			Year-over-Year Change
				2008	2007
				Increase	Increase
				(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	2006	Percent	Percent
Interest income	$10,611	$16,250	$13,644	(35%)	19%
Interest expense	(24,538)	(26,126)	(14,719)	(6%)	77%
Income from unconsolidated affiliates	1,250	908	660	38%	38%
Impairment loss on investment securities	(18,760)	—	—	n/m	n/m
Gain (loss) on early retirement of debt	5,546	(427)	—	n/m	n/m
Foreign currency exchange gain (loss), net	(9,821)	15,497	10,287	(163%)	51%

Total other income (expense)	$(35,712)	$6,102	$9,872	n/m	(38%)

n/m	— Not meaningful.
Interest income
The decrease in interest income for 2008 from 2007 is primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during 2008. Partly offsetting this decrease was the recognition of $1.6 million in 2008 for interest related to a federal excise tax refund. The increase in interest income for 2007 over 2006 was primarily due to investment of the unused proceeds from the $154.3 million private equity placement that was completed during March 2007, as well as cash generated from operations. Increasing average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the Prepaid Processing Segment have also generated increased interest income as the Segment’s operations have grown. Improvements in interest income for 2007 compared to 2006 were also due to higher average interest rates resulting from a gradual shift of investments from money market accounts to commercial paper and the general rise in short-term treasury rates during 2007.
Short-term interest rates continue to be at historically low levels at the beginning of 2009 and if rates continue to be near these levels, we expect interest income earned on our invested balances for 2009 will decrease as a result.
Interest expense
The decrease in interest expense for 2008 from 2007 is primarily due to the reductions in borrowings from scheduled repayments and early retirements along with lower interest rates paid on floating-rate debt. We also reduced borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days.
The increase in interest expense for 2007 over 2006 was primarily related to the additional borrowings to finance the April 2007 acquisition of RIA, described in Note 6, Acquisitions, to the Consolidated Financial Statements. Additionally, we incurred borrowings under the revolving credit facility to finance the working capital requirements of the Money Transfer Segment as described above. The increase in interest expense was also due to higher overall interest rates on our debt obligations in 2007 compared to 2006. Including amortization of deferred financing costs, interest expense on the term loan and revolving credit facility was approximately 7.5%, compared to approximately 4.0% for the $315 million in outstanding convertible debentures.
Similar to the impact on interest income, due to the recent trend of decreasing short-term interest rates, we expect that interest paid on our floating-rate borrowings for 2009 will also decrease if short-term interest rates remain near their current levels.
Income from unconsolidated affiliates
Income from unconsolidated affiliates mainly represents the equity in income of our 40% equity investment in e-pay Malaysia and our 49% investment in Euronet Middle East, an EFT Processing Segment joint venture in Bahrain. The increase in income for 2008 from 2007 is the result of increased earnings from our equity investment in e-pay Malaysia and our share of the earnings of Euronet Middle

East. The increase is partly offset by the $0.4 million gain recognized from the sale of our 8% interest in CashNet Telecommunications Egypt SAE (CashNet) during 2007.
The increase in income from unconsolidated affiliates recorded for 2007 compared to 2006 was primarily because of the $0.4 million gain from the sale of our interest in CashNet. The remainder of income from unconsolidated affiliates represents the income from our investment in e-pay Malaysia. During 2007, we recognized $0.7 million of equity losses related to e-pay Malaysia’s unsuccessful expansion efforts into Indonesia.
Impairment loss on investment securities
During 2008, the value of our investment in MoneyGram declined and the decline was determined to be other than temporary. Accordingly, we recognized an $18.8 million impairment loss.
Gain (loss) on early retirement of debt
During 2008, we repurchased in privately negotiated transactions $70 million in principal amount of the $140 million 1.625% convertible debentures due 2024. This resulted in a $6.1 million pre-tax gain, net of the write-off of unamortized deferred financing costs. Additionally, losses on early retirement of debt of $0.5 million were recorded representing the pro-rata write-off of deferred financing costs associated with the portion of the $190 million term loan that was prepaid during 2008. We expect to continue to prepay amounts outstanding under the term loan and/or repurchase additional outstanding 1.625% convertible debentures through available cash flows. Accordingly, we would recognize losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs and gains on early retirement of debt for any repurchase of the debentures at a discount to par value.
Loss on early retirement of debt of $0.4 million for 2007 represents the pro-rata write-off of deferred financing costs associated with the portion of the $190 million term loan that was prepaid during 2007.
Net foreign currency exchange gain (loss)
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of either the entity making or receiving the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange loss of $9.8 million during 2008 and net foreign currency exchange gains of $15.5 million and $10.3 million during 2007 and 2006, respectively. Throughout 2006 and 2007, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains. This compares to 2008, when in the latter part of the year the U.S. dollar strengthened against these currencies and we, therefore, recorded realized and unrealized foreign currency exchange losses.

INCOME TAX EXPENSE

	Year Ended December 31,
(dollar amounts in thousands)	2008	2007	2006
Income (loss) from continuing operations before income taxes and minority interest	$(184,733)	$82,336	$60,644
Minority interest	935	(2,040)	(977)

Income (loss) from continuing operations before income taxes	(183,798)	80,296	59,667

Income tax expense	10,228	27,759	14,294

Income (loss) from continuing operations	$(194,026)	$52,537	$45,373

Effective income tax rate	(5.6%)	34.6%	24.0%

Income (loss) from continuing operations before income taxes	$(183,798)	$80,296	$59,667
Adjust: Foreign currency exchange gain (loss), net	(9,821)	15,497	10,287
Adjust: Goodwill and acquired intangible assets impairment	(220,077)	—	—
Adjust: Impairment loss on investment securities	(18,760)	—	—

Income (loss) from continuing operations before income taxes, foreign currency exchange gain (loss), net and impairment charges	$64,860	$64,799	$49,380

Income tax expense	$10,228	$27,759	$14,294
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	(12,896)	1,850	743
Adjust: Income tax benefit attributable to goodwill and acquired intangible assets impairment	(756)	—	—

Income tax expense, as adjusted	$23,880	$25,909	$13,551

Effective income tax rate, as adjusted	36.8%	40.0%	27.4%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income including the effect of minority interest. Our effective tax rates were (5.6%), 34.6% and 24.0% for the years ended December 31, 2008, 2007 and 2006, respectively. There are several factors that have caused our effective tax rate to fluctuate over the past three years. The most significant of these factors include the Company’s tax position in the U.S., the impact of foreign currency exchange translation results and, specific to the year ended December 31, 2008, the impairments for goodwill and acquired intangible assets and for investments securities. Excluding foreign currency exchange translation results and the impairments to goodwill and acquired intangible assets and to investment securities from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 36.8%, 40.0% and 27.4% for the years ended December 31, 2008, 2007 and 2006, respectively.
The increases in the effective tax rates for 2008 and 2007 compared to 2006, excluding foreign currency gains and losses and the impairment charges, were primarily related to the recognition of income tax expense in the U.S. During 2006 tax expense related to our U.S. operations was offset by reductions in our valuation allowance against our U.S. tax net operating losses. The remaining valuation allowance against our U.S. tax net operating losses was reversed in 2007. The 2008 and 2007 effective tax rates were also unfavorably impacted by the acquisition of RIA, which operates in jurisdictions that have tax rates that are higher than our historical effective tax rate, and the recognition of significant deferred tax benefits for net operating losses in certain countries during 2006.
In conjunction with the goodwill impairment test performed in the fourth quarter of 2008, we reviewed the impact of the adverse macroeconomic business conditions and outlook, as well as business forecasts, on the realization of our net operating losses and other deferred tax assets. Based on this information, we concluded that a valuation allowance was necessary against the net deferred tax assets, including tax net operating losses, of our U.S. and Spanish operations.
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
OTHER
Minority interest
Minority interest was a benefit of $0.9 million for the year ended December 31, 2008 and an expense of $2.0 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. Minority interest represents the elimination of the net income (loss) attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned, including Movilcarga, of which we own 80%; ATX, of which we own 51%; our 75% owned subsidiary in China; and e-pay SRL, of which we own 51%. The benefit in 2008 is the minority interest share of the goodwill impairment charge in Spain.
Discontinued operations
During the second quarter of 2008, we decided to sell Essentis in order to focus our investments and resources on our transaction processing businesses. We are in the process of selling the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented.
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs. There were no related assets or liabilities held for sale at December 31, 2008 or 2007.
NET INCOME (LOSS)
We recorded a net loss of $195.1 million in 2008 compared to net income of $53.5 million and $46.0 million for 2007 and 2006, respectively. As more fully discussed above, the decrease of $248.6 million in 2008 compared to 2007 was mainly the result of the $225.3 million decrease in operating income driven by the $220.1 million non-cash goodwill and acquired intangible assets impairment charge in 2008 and the $12.2 million federal excise tax refund recorded in 2007. Additionally, 2008 results include an $18.8 million unrealized loss on investment securities and a $25.3 million increase in foreign currency losses. Furthermore, net interest expense increased $4.0 million and net income from discontinued operations decreased $2.0 million. Partly offsetting these losses were a $17.5 million decrease in income tax expense, a $6.0 million improvement in income from the net gain on early retirement of debt, a $3.0 million benefit from changes in results attributed to minority interests and a $0.3 million increase in income from unconsolidated affiliates.
The increase of $7.5 million in 2007 over 2006 was primarily the result of an increase in operating income of $25.5 million, including the federal excise tax refund of $12.2 million, an increase in the net foreign currency exchange gain of $5.2 million, an increase in income from unconsolidated affiliates of $0.3 million and an increase in income from discontinued operations of $0.3 million. These increases were partially offset by an increase in net interest expense of $8.8 million, an increase in income tax expense of $13.5 million, a loss on early retirement of debt of $0.4 million and an increase in income attributable to minority interest of $1.1 million.
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
We recorded a loss on translation adjustment of $79.3 million in 2008 and gains on translation adjustment of $41.8 million and $26.4 million in 2007 and 2006, respectively. Throughout 2006 and 2007, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating translation gains. However, in the latter half of 2008, the U.S. dollar strengthened against most of those currencies, resulting in translation losses which were recorded in comprehensive income (loss).
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2008, we had working capital, which is the difference between total current assets and total current liabilities, of $95.7 million, compared to working capital of $279.3 million as of December 31, 2007. Our ratio of current assets to current liabilities was 1.16 at December 31, 2008, compared to 1.53 as of December 31, 2007. The decrease in working capital is due primarily to the use of cash to reduce long-term debt and the reclassification of the remaining $70.0 million in Convertible Senior Debentures to current liabilities.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of December 31, 2008, working capital in the Money Transfer Segment was $41.1 million. We expect that working capital needs will increase as we expand this business. The Prepaid Processing Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities; therefore, it deposits those amounts in a restricted cash account. The EFT Processing Segment has little working capital requirements.

Operating cash flows
Cash flows provided by operating activities were $91.2 million for 2008, compared to $78.3 million for 2007. The increase was primarily due to fluctuations in working capital, including the collection of $12.2 million for the federal excise tax refund that was recognized in net income during 2007. The increase in depreciation and amortization expense that is added to net income to arrive at operating cash flows is due largely to the inclusion of RIA for a full year, compared to nine months in 2007. Other fluctuations in working capital are mainly the result of changes in the timing of the settlement process with mobile operators in the Prepaid Procesing Segment around year-end.
Cash flows provided by operating activities decreased to $78.3 million for 2007, compared to $95.9 million for 2006, primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment. Offsetting this decrease, operating cash flows also reflect an increase in net income, net of depreciation and amortization expense, and the federal excise tax refund, which was accrued in 2007. The increase in depreciation and amortization expense was primarily the result of the acquisition of RIA.
Investing activity cash flows
Cash flows used in investing activities were $21.3 million for 2008, compared to $439.9 million for 2007. Our investing activities for 2008 include the return of $26 million we placed in escrow in 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Our investing activities also include $43.0 million and $42.3 million for the purchase of property and equipment, software development and other long-term assets in 2008 and 2007, respectively. While our acquisitions in 2008 were $5.4 million, we used $352.7 million in 2007, primarily for the acquisition of RIA, and another $20 million used to purchase MoneyGram common stock.
Cash flows used in investing activities were $439.9 million in 2007, compared to $26.1 million in 2006. Our investing activities for 2007 consisted of $352.7 million in cash paid related to acquisitions, primarily RIA, $20.0 milling for the purchase of MoneyGram common stock and $26.0 million placed in escrow in connection with the agreement to acquire La Nacional. We also spent $42.3 million for purchases of property and equipment and software development. Our investing activities for 2006 included $2.1 million in cash paid for acquisitions and $25.1 million for purchases of property and equipment and software development.
Financing activity cash flows
Cash flows used for financing activities were $145.7 million during 2008, compared to cash provided of $301.5 million during 2007. Our financing activities for 2008 consisted primarily of net repayments of debt obligations of $146.6 million. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during 2008 we had a total of $270.0 million in borrowings and $315.1 million in repayments under our revolving credit facility. In 2008, we repurchased $70 million in principal amount of our 1.625% convertible debentures for $63.4 million in cash. Additionally, we paid $1.9 million of scheduled payments and $30.1 million of early payments on our term loan, as well as $6.8 million of capital lease obligations.
Our financing activities for 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $167.7 million. Partially offsetting these increases were repayments and early retirements of debt obligations of $30.9 million, net repayments of borrowings under the revolving credit facility of $8.9 million and repayments of capital lease obligations of $10.4 million. We also paid dividends to minority interest stockholders of $2.8 million and debt issuance costs associated with our credit facility of $3.8 million.
Other sources of capital
Credit Facility — In connection with completing the April 2007 acquisition of RIA, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the seven-year term. We prepaid amounts on this loan in 2007 and 2008 and we estimate that we will be able to repay the remaining $132 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
During April 2008, we entered into an amendment to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. In September 2008 and December 2008, we repurchased in privately negotiated transactions $55 million and $15 million, respectively, in principal amount of the debentures. Additionally, we incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
During February 2009, we entered into Amendment No. 2 to the Credit Facility to, among other items, (i) (a) grant us the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase our 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions or provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. Additionally, the lenders acknowledged that we have sufficient liquidity with respect to the December 15, 2009 repurchase date for the 1.625% Convertible Senior Debentures. Furthermore, in February 2009, our Board of Directors authorized the repurchase of up $70 million of these debentures, from time to time, in open market or privately negotiated purchases. We incurred costs of approximately $1.5 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
The $100 million five-year revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our Consolidated EBITDA ratio as defined in the Credit Facility agreement. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
We may be required to repay our obligations under the Credit Facility six months before the potential repurchase dates, the first being October 15, 2012, under our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity to meet repayment requirements (as determined by the administrative agent and the lenders). These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro forma debt covenant compliance.
As of December 31, 2008, after making required repayments on the term loan of $3.3 million and voluntary prepayments of $54.7 million, we had borrowings of $132.0 million outstanding against the term loan. We had borrowings of $16.7 million and stand-by letters of credit of $30.9 million outstanding against the revolving credit facility. The remaining $52.4 million under the revolving credit facility ($77.4 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S., Spain and India. As of December 31, 2008, our weighted average interest rate under the revolving credit facility was 5.3% and under the term loan was 5.5%, excluding amortization of deferred financing costs.
Short-term debt obligations – Short-term debt obligations at December 31, 2008 were primarily the $70.0 million 1.625% Convertible Senior Debentures Due 2024 as the holders have the option to require us to repurchase their debentures at par on December 15, 2009, and the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $0.2 million outstanding against these facilities as of December 31, 2008.
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
We also have $70 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 2.1 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from December 20, 2009 through June 14, 2010 and for each six-month period thereafter from June 15 to December 14 or December 15 to June 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Unless the price of our common stock appreciates substantially before December 2009, we believe it is likely that the holders of the debentures will exercise this option effective December 15, 2009. Based upon our current expectations, we believe we will have sufficient cash available to fund the potential $70 million purchase price using our cash currently on hand, cash flows we expect to generate during 2009 and amounts we expect to be available to borrow under our revolving credit facility. However, if our capital resources are insufficient to meet these obligations, we may be required to seek additional debt or equity financing.
Should holders of the convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to be able to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures and in Note 12, Debt Obligations, to the Consolidated Financial Statements.
Proceeds from issuance of shares and other capital contributions – We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of shares of restricted Common Stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During 2008, 78,938 stock options were exercised at an average exercise price of $9.54, resulting in proceeds to us of approximately $0.8 million.
We also sponsor a qualified Employee Stock Purchase Plan (“ESPP”) under which we reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During 2008, we issued 59,983 shares at an average price of $18.38 per share, resulting in proceeds to us of approximately $1.1 million.
These plans are discussed further in Note 18, Stock Plans, to the Consolidated Financial Statements.
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
We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller disputed this conclusion and initiated arbitration as provided for in the purchase agreement. A global public accounting firm was engaged as an independent expert to review the results of the computation, but the legal process in the dispute has remained dormant for over a year. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash or a combination of cash and Euronet Common Stock at our option.
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
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2009 and 2014. The leases bear interest between 3.6% and 20.7% per year. As of December 31, 2008, we owed $11.0 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for 2008 were $42.9 million, of which $1.5 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office and data center computer equipment and software. Included in capital expenditures for office and data center equipment and software for 2008 is approximately $3.7 million in capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2009 are estimated to be approximately $35 million to $45 million.
An additional $2.0 million in software development cost was capitalized during 2008 for the development and enhancement of our EFT Processing Segment software products. See Note 21, Computer Software to be Sold, to the Consolidated Financial Statements for a further discussion.
In the Prepaid Processing Segment, approximately 100,000 of the approximately 430,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $7.5 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We incurred $6.5 million in operating losses related to this business in 2008 and expect to incur approximately $3.0 million to $4.0 million in operating losses during 2009.
Stock plans
Historically, the Compensation Committee of our Board of Directors has awarded nonvested shares or nonvested share units (“restricted stock”) and stock options as an element of long-term management incentive compensation. The amount of future compensation expense related to awards of restricted stock is based on the market price for Euronet Common Stock at the grant date. For grants of stock options, we used the Black-Scholes option pricing model or Monte Carlo simulation model for the determination of fair value for stock option grants and plan to use the Black Scholes option pricing model or Monte Carlo simulation model, as appropriate, for future stock option grants, if any. The grant date for stock options or restricted stock is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by our Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards with performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. Expense for stock options and restricted stock is generally recorded as a corporate expense.
We have total unrecognized compensation cost related to unvested stock option and restricted stock awards of $32.6 million that will be recognized over a weighted average period of 3.8 years.
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
As of December 31, 2008 we had $44.8 million of bank guarantees issued on our behalf, of which $8.4 million are collateralized by cash deposits held by the respective issuing banks and $30.9 million are supported by stand-by letters of credit issued against the revolving credit facility. These letters of credit reduce the amount available for borrowing under our revolving credit facility.
On occasion we grant guarantees in support of obligations of subsidiaries. As of December 31, 2008, we had granted guarantees for cash in various ATM networks amounting to $18.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $26.9 million over the terms of the agreements with the customers.
From time to time, we enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Consolidated Balance Sheet. As of December 31, 2008, the balance of ATM network cash for which we were responsible was approximately $415 million. We maintain insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of the applicable governmental authorities.
We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have money transfer operations. We are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of December 31, 2008.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2008:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations, including interest	$458,935	$87,776	$32,040	$214,373	$124,746
Estimated contingent acquisition obligations	2,500	1,250	1,250	—	—
Obligations under capital leases	12,475	5,510	6,211	752	2
Obligations under operating leases	60,417	18,775	25,704	10,901	5,037

Total	$534,327	$113,311	$65,205	$226,026	$129,785

For the purposes of the above table, our $70 million convertible debentures issued in December 2004 are considered due during 2009, and our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first years in which holders have the right to exercise their put option. Additionally, the above table only includes interest on these convertible debentures up to these dates. Although in certain circumstances we may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $175 million 3.5% convertible debentures, the table above assumes that these circumstances will not be met and the Credit Facility will be fully repaid at maturity. We have assumed $16.7 million, the December 31, 2008 balance, will be outstanding at all times under the revolving credit facility. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2008. For additional information on debt obligations, see Note 12, Debt Obligations, to the Consolidated Financial Statements.
Estimated contingent acquisition obligations as of December 31, 2008 are additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2009 and 2010 in connection with the acquisition of Brodos, totaling up to $2.5 million. See Note 6, Acquisitions, to the Consolidated Financial Statements for a more complete description of these acquisitions.
For additional information on capital and operating lease obligations, see Note 15, Leases, to the Consolidated Financial Statements.
Our total liability for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) was $8.2 million as of December 31, 2008. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 16, Taxes, to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A – Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 16, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $122.9 million as of December 31, 2008, partially offset by a valuation allowance of $85.1 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2008. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Additionally, we follow the provisions of FIN 48 to account for uncertainty in income tax positions. FIN 48 requires substantial management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.
Goodwill and other intangible assets
In accordance with SFAS No. 141, “Business Combinations,” we allocate the acquisition purchase price to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2008, the Consolidated Balance Sheet includes goodwill of $488.3 million and acquired intangible assets, net of accumulated amortization, of $125.3 million.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. As a result of our annual impairment test for the year ended December 31, 2008, we recorded a non-cash goodwill impairment charge of $219.8 million. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding this charge. Our annual impairment tests during the years 2007 and 2006 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumption could change, which may result in the recording of additional material non-cash impairment charges during the year in which these changes take place.
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
We also record certain revenues in the EFT Processing Segment related to the sale of EFT software solutions for electronic payment and transaction delivery systems, including professional fees for implementation and customization, ongoing software maintenance and associated computer hardware. When determining the proper revenue recognition for these items, in addition to SAB 101, SAB 104, and EITF 00-21, we also consider the guidance contained in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Applying U.S. GAAP revenue recognition guidance to the software business requires more detailed knowledge of the rules and is subject to more complex judgment. For the year ended December 31, 2008, revenues from software and software-related products and services represented less than 2% of our total consolidated revenues.
Substantial management judgment and estimation is required in determining the proper revenue recognition methodology for our various revenue producing activities, as well as the proper and consistent application of our determined methodology.

SUBSEQUENT EVENTS
During February 2009, we entered into Amendment No. 2 to the Credit Facility to, among other items, (i) (a) grant us the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase our 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions or provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. Additionally, the lenders acknowledged that we have sufficient liquidity with respect to the December 15, 2009 repurchase date for the 1.625% Convertible Senior Debentures. We incurred costs of approximately $1.5 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
IMPACT OF NEW AND EMERGING ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with our $140 million convertible senior debentures and our $175 million convertible debentures. The new accounting treatment will require us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We estimate that we will record additional interest expense of approximately $12 million for each of the years ended December 31, 2008 and 2007. Additionally, the pre-tax gains on the early retirements of the convertible debentures in 2008 will be reduced by approximately $4 million.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Our adoption of SFAS No. 161 is not expected to have a material impact on the Consolidated Financial Statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Our adoption of FSP FAS 142-3 is not expected to have a material impact on the Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions that we may complete after January 1, 2009 and early adoption was prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
In connection with completing the acquisition of RIA in April 2007, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility, which accrue interest at variable rates. This credit facility replaced our $50 million revolving credit facility. The credit facility may be expanded by up to an additional $150 million in term loans and up to an additional $25 million for the revolving line of credit, subject to satisfaction of certain conditions including pro forma debt covenant compliance. This facility substantially increased our interest rate risk.
As of December 31, 2008, our total outstanding debt was $405.0 million. Of this amount, $245 million, or 61% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.5% per annum. The $70 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of December 31, 2008 the fair value of our fixed rate convertible debentures was $175.7 million, compared to a carrying value of $245 million.
Through the use of interest rate swap agreements covering the period from June 1, 2007 to May 29, 2009, an additional $50.0 million of our variable rate term debt, or 12% of our total debt, has been effectively converted to a fixed rate of 7.3%. As of December 31, 2008, the unrealized loss on the interest rate swap agreements was $0.8 million. Interest expense, including amortization of deferred debt issuance costs, for our total $295.0 million in fixed rate debt totals approximately $12.2 million per year, or a weighted average interest rate of 4.1% annually. Additionally, approximately $11.0 million, or 3% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2009 and 2014.
The remaining $99.0 million, or 24% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annualized interest expense of approximately $1.8 million. This computation excludes the $50.0 million relating to the interest rate swap discussed above and the potential $150.0 million from an expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing. For more information regarding our debt obligations, see Note 12, Debt Obligations, to the Consolidated Financial Statements.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2008 and 2007, 76% of our revenues were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily to the euro, British pound, Australian dollar and Polish zloty. As of December 31, 2008, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of December 31, 2008, we had foreign currency derivative instruments, primarily forward contracts, outstanding with a notional value of $56.5 million, primarily in euros that were not designated as hedges and mature in a weighted average of five days. The fair value of these forward contracts as of December 31, 2008 was an unrealized gain of approximately $0.3 million, which was mostly offset by the unrealized loss on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Euronet Worldwide, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Controls over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for its financial assets and liabilities as of January 1, 2008. Also, as discussed in Notes 3 and 16 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as of January 1, 2007.

/s/ KPMG LLP
Kansas City, Missouri
March 2, 2009

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$181,341	$266,869
Restricted cash	131,025	140,222
Inventory — PINs and other	61,279	50,265
Trade accounts receivable, net of allowances for doubtful accounts of $9,445 at December 31, 2008 and $6,194 at December 31, 2007	261,084	286,245
Deferred income taxes, net	8,539	13,554
Prepaid expenses and other current assets	35,352	39,564
Current assets of discontinued operations	3,729	5,765

Total current assets	682,349	802,484

Property and equipment, net of accumulated depreciation of $125,258 at December 31, 2008 and $119,190 at December 31, 2007	89,532	88,337
Goodwill	488,305	762,723
Acquired intangible assets, net of accumulated amortization of $62,920 at December 31, 2008 and $44,450 at December 31, 2007	125,313	155,137
Deferred income taxes, net	29,304	30,822
Other assets, net of accumulated amortization of $17,476 at December 31, 2008 and $12,649 at December 31, 2007	21,268	41,346
Non-current assets of discontinued operations	4,053	5,307

Total assets	$1,440,124	$1,886,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$245,671	$306,155
Accrued expenses and other current liabilities	223,814	167,054
Current portion of capital lease obligations	4,614	4,974
Short-term debt obligations and current portion of long-term debt obligations	72,098	1,910
Income taxes payable	16,590	15,342
Deferred income taxes	5,592	7,587
Deferred revenue	14,914	12,934
Current liabilities of discontinued operations	3,359	7,218

Total current liabilities	586,652	523,174

Debt obligations, net of current portion	321,909	539,303
Capital lease obligations, net of current portion	6,356	11,520
Deferred income taxes	51,745	74,610
Other long-term liabilities	6,872	4,672
Minority interest	7,585	8,975

Total liabilities	981,119	1,162,254

Stockholders’ equity:
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 50,605,909 issued at December 31, 2008 and 49,159,968 issued at December 31, 2007	1,012	983
Additional paid-in-capital	668,133	658,047
Treasury stock, at cost, 225,072 shares at December 31, 2008 and 207,065 shares at December 31, 2007	(784)	(379)
Accumulated deficit	(201,002)	(5,905)
Restricted reserve	996	957
Accumulated other comprehensive income (loss)	(9,350)	70,199

Total stockholders’ equity	459,005	723,902

Total liabilities and stockholders’ equity	$1,440,124	$1,886,156

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
EFT Processing Segment	$205,257	$174,049	$144,515
Prepaid Processing Segment	609,106	569,858	467,651
Money Transfer Segment	231,302	158,759	3,210

Total revenues	1,045,665	902,666	615,376

Operating expenses:
Direct operating costs	703,842	623,548	435,112
Salaries and benefits	129,098	105,289	65,616
Selling, general and administrative	85,418	62,789	35,286
Goodwill and acquired intangible assets impairment	220,077	—	—
Federal excise tax refund	—	(12,191)	—
Depreciation and amortization	56,251	46,997	28,590

Total operating expenses	1,194,686	826,432	564,604

Operating income (loss)	(149,021)	76,234	50,772

Other income (expense):
Interest income	10,611	16,250	13,644
Interest expense	(24,538)	(26,126)	(14,719)
Income from unconsolidated affiliates	1,250	908	660
Impairment loss on investment securities	(18,760)	—	—
Gain (loss) on early retirement of debt	5,546	(427)	—
Foreign currency exchange gain (loss), net	(9,821)	15,497	10,287

Other income (expense), net	(35,712)	6,102	9,872

Income (loss) from continuing operations before income taxes and minority interest	(184,733)	82,336	60,644
Income tax expense	(10,228)	(27,759)	(14,294)
Minority interest	935	(2,040)	(977)

Income (loss) from continuing operations	(194,026)	52,537	45,373

Discontinued operations, net	(1,071)	967	629

Net income (loss)	$(195,097)	$53,504	$46,002

Earnings (loss) per share — basic:
Continuing operations	$(3.95)	$1.16	$1.22
Discontinued operations	(0.02)	0.02	0.02

Total	$(3.97)	$1.18	$1.24

Basic weighted average shares outstanding	49,180,908	45,260,803	37,037,435

Earnings (loss) per share — diluted:
Continuing operations	$(3.95)	$1.09	$1.14
Discontinued operations	(0.02)	0.02	0.02

Total	$(3.97)	$1.11	$1.16

Diluted weighted average shares outstanding	49,180,908	51,014,086	42,456,137

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	No. of		Additional
	Shares	Common	Paid in	Treasury	Subscription
	Outstanding	Stock	Capital	Stock	Receivable
Balance at December 31, 2005	35,776,431	$717	$312,025	$(196)	$(124)

Comprehensive income:
Net income
Translation adjustment
Comprehensive income
Stock issued under employee stock plans	1,539,014	31	14,630		(46)
Share-based compensation			7,366
Shares issued for acquisitions	109,542	2	4,123
Other	15,040	(1)	72

Balance at December 31, 2006	37,440,027	749	338,216	(196)	(170)

Comprehensive income (loss):
Net income
Translation adjustment
Unrealized loss on interest rate swaps
Unrealized gain on available-for-sale securities
Comprehensive income
Stock issued under employee stock plans	809,313	19	8,177	(191)	170
Share-based compensation			7,799	8
Shares issued for acquisitions	4,329,035	87	149,594
Private placement of shares	6,374,528	128	154,192
Other			69

Balance at December 31, 2007	48,952,903	983	658,047	(379)	—

Comprehensive income (loss):
Net loss
Translation adjustment
Unrealized gain on interest rate swaps
Unrealized loss on available-for-sale securities
Comprehensive loss
Stock issued under employee stock plans	313,384	7	1,793	(485)
Share-based compensation			8,579
Settlement of contingent value rights	1,114,550	22	(22)
Other			(264)	80

Balance at December 31, 2008	50,380,837	$1,012	$668,133	$(784)	$—

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)

			Accumulated Other
			Comprehensive Income (Loss)
			Cumulative	Other
	Accumulated	Restricted	Translation	Comprehensive
	Deficit	Reserve	Adjustment	Income (Loss)	Total
Balance at December 31, 2005	$(105,411)	$776	$2,452	—	210,239

Comprehensive income:
Net income	46,002				46,002
Translation adjustment			26,371		26,371
Comprehensive income					72,373

Stock issued under employee stock plans					14,615
Share-based compensation					7,366
Shares issued for acquisitions					4,125
Other		4			75

Balance at December 31, 2006	(59,409)	780	28,823	—	308,793

Comprehensive income (loss):
Net income	53,504				53,504
Translation adjustment			41,798		41,798
Unrealized loss on interest rate swaps				(994)	(994)
Unrealized gain on available-for-sale securities				572	572
Comprehensive income					94,880

Stock issued under employee stock plans					8,175
Share-based compensation					7,807
Shares issued for acquisitions					149,681
Private placement of shares					154,320
Other		177			246

Balance at December 31, 2007	(5,905)	957	70,621	(422)	723,902

Comprehensive income (loss):
Net loss	(195,097)				(195,097)
Translation adjustment			(79,261)		(79,261)
Unrealized gain on interest rate swaps				164	164
Unrealized loss on available-for-sale securities				(452)	(452)
Comprehensive loss					(274,646)

Stock issued under employee stock plans					1,315
Share-based compensation					8,579
Settlement of contingent value rights					—
Other		39			(145)

Balance at December 31, 2008	$(201,002)	$996	$(8,640)	$(710)	$459,005

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(195,097)	$53,504	$46,002

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,208	48,331	29,494
Share-based compensation	8,547	7,736	7,423
Unrealized foreign exchange (gain) loss, net	9,662	(9,296)	(10,102)
Non-cash impairment of goodwill and acquired intangible assets	220,077	—	—
Non-cash impairment of investment securities	18,760	—	—
Gain on repurchase of bonds	(6,625)	—	—
Deferred income tax benefit	(16,400)	(2,003)	(188)
Income (loss) assigned to minority interest	(935)	2,040	977
Income from unconsolidated affiliates	(1,250)	(908)	(660)
Amortization of debt obligations issuance expense	3,481	2,354	2,031

Changes in working capital, net of amounts acquired:
Income taxes payable, net	5,260	(5,595)	(1,392)
Restricted cash	(46,054)	(17,807)	2,865
Inventory — PINs and other	(19,169)	3,619	(21,395)
Trade accounts receivable	(21,363)	(12,511)	(28,999)
Prepaid expenses and other current assets	1,635	(20,210)	8,403
Trade accounts payable	(20,109)	7,542	45,299
Deferred revenue	1,835	4,853	3,109
Accrued expenses and other current liabilities	93,052	14,630	14,253
Other, net	(1,267)	2,057	(1,193)

Net cash provided by operating activities	91,248	78,336	95,927

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,400)	(352,684)	(2,069)
Acquisition escrow	26,000	(26,000)	—
Purchases of available for sale securities	—	(19,990)	—
Purchases of property and equipment	(39,710)	(38,083)	(20,454)
Purchases of other long-term assets	(3,304)	(4,224)	(4,665)
Other, net	1,065	1,044	1,063

Net cash used by investing activities	(21,349)	(439,937)	(26,125)

Cash flows from financing activities:
Proceeds from issuance of shares	1,379	167,727	14,680
Net borrowings (repayments) of short-term debt obligations and revolving credit agreements classified as current liabilities	581	(4,862)	(12,443)
Borrowings from revolving credit agreements classified as non-current liabilities	270,020	880,013	41,804
Repayments of revolving credit agreements classified as non-current liabilities	(315,061)	(888,950)	(12,761)
Proceeds from long-term debt obligations	—	190,000	—
Repayments of long-term debt obligations	(95,375)	(26,000)	—
Repayments of capital lease obligations	(6,811)	(10,414)	(6,375)
Cash dividends paid to minority interest stockholders	—	(2,798)	—
Debt issuance costs	(750)	(3,827)	—
Other, net	287	648	(183)

Net cash provided (used) by financing activities	(145,730)	301,537	24,722

Effect of exchange differences on cash	(9,867)	6,597	6,602

Increase (decrease) in cash and cash equivalents	(85,698)	(53,467)	101,126
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $722 in 2008, $1,446 in 2007 and $0 in 2006)	267,591	321,058	219,932

Cash and cash equivalents at end of period (includes cash of discontinued operations of $552 in 2008, $722 in 2007 and $1,446 in 2006)	$181,893	$267,591	$321,058

Interest paid during the period	$22,124	$24,110	$12,851
Income taxes paid during the period	23,745	24,698	18,147
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(1) ORGANIZATION
Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions. Euronet’s Prepaid Processing Segment is one of the world’s largest international providers of “top-up” services for prepaid products, primarily prepaid mobile airtime. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and Point of Sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company, based upon revenues and volumes, and provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network.
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
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Foreign currencies
Assets and liabilities denominated in currencies other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Consolidated Statements of Operations.
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
Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. As a result of the Company’s annual impairment test for the year ended December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $219.8 million. See Note 10, Goodwill and Acquired Intangible Assets, Net, for additional information regarding this charge. The Company’s annual impairment tests for the years ended December 31, 2007 and 2006 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these changes take place.
Other Intangibles – In accordance with SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 – 5 years
Trademarks and trade names	2 – 20 years
Developed software technology	3 years
Customer relationships	3 – 9 years
Patents	7 years
See Note 10, Goodwill and Acquired Intangible Assets, Net, for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangible assets.
Other assets
Other assets include deferred financing costs, costs related to in process acquisitions, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company’s investment is zero. Euronet’s investment in affiliates, primarily related to the Company’s 40% investment in e-pay Malaysia, as of December 31, 2008 and 2007 was $2.5 million and $2.1 million, respectively. Undistributed earnings in these affiliates as of December 31, 2008 and 2007 were $2.8 million and $2.0 million, respectively.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the six months ended June 30, 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized impairment losses associated with the investment of $18.8 million during the six months ended June 30, 2008 and reversed the $0.6 million gain recorded during 2007 in other comprehensive income. Additionally, the $0.1 million gain during the six months ended December 31, 2008 was recorded in other comprehensive income. The investment is recorded in other current assets on the Company’s Consolidated Balance Sheet as of December 31, 2008. During the first quarter 2008, the Company also recorded acquisition related expenses totaling $3.0 million, which are included in selling, general and administrative expenses.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 16, Taxes, for further discussion regarding the adoption of FIN 48.
Presentation of taxes collected and remitted to governmental authorities
During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.
Fair value measurements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurement. Accordingly, this Statement does not require any new fair value measurements. Additionally, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Beginning January 1, 2009, the Company adopted the provisions for those nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements. See Note 20, Financial Instruments and Fair Value Measurements, for the required fair value disclosures.
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
In the Money Transfer Segment, the Company enters into foreign currency derivative contracts, primarily forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of SFAS No. 133; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statement of Operations. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets is not significant.

Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 13, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
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
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage of completion method, following the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as prescribed by SOP 97-2. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire term of the contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $0.9 million and $1.0 million as of December 31, 2008 and 2007, respectively, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $3.7 million and $1.7 million as of December 31, 2008 and 2007, respectively and is recorded as deferred revenue until such time the above revenue recognition criteria are met.
Prepaid Processing – Substantially all of the revenue generated in the Prepaid Processing Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other telecommunication products. These fees and commissions are received from mobile and other telecommunication operators, top-up distributors or retailers. In accordance with EITF 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” commissions received from mobile and other telecommunication operators are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is recorded as a direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
Money Transfer – In accordance with EITF 99-19, revenue for money transfer services represents a transaction fee in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenue and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
Software capitalization
Computer software to be sold – The Company applies SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 21, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.
Technological feasibility of computer software products is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including, functions, features and technical performance requirements. Technological feasibility is evidenced by the existence of a working model of the product or by completion of a detail program design. The detail program design (i) establishes that the necessary skills, hardware, and software technology are available to produce the product, (ii) is complete and consistent with the product design, and (iii) has been reviewed for high-risk development issues, with any uncertainties related to identified high-risk development issues being adequately resolved.
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
Share-based compensation
The Company follows the provisions of SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For equity classified awards, SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”). The portion of share-based compensation to be settled in cash is accounted for as a liability classified award. The fair value of these awards is remeasured at each reporting period and the related compensation expense is adjusted.
The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by the Company’s Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards that vest based on achieving annual performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award, as if the award was, in-substance, multiple awards. The Company has elected to use the “with and without method” when calculating the income tax benefit associated with its share-based payment arrangements. See Note 18, Stock Plans, for further disclosure.

Recent accounting pronouncements
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and applies retrospectively to prior periods. FSP APB 14-1 will impact the accounting associated with the Company’s $140 million convertible senior debentures and its $175 million convertible debentures. The new accounting treatment will require Euronet to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. The Company estimates that it will record additional interest expense of approximately $12 million for each of the years ended December 31, 2008 and 2007. Additionally, the pre-tax gains on the early retirements of the convertible debentures recorded during the year ended December 31, 2008 will be reduced by approximately $4 million.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on the Consolidated Financial Statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of FSP FAS 142-3 is not expected to have a material impact on the Consolidated Financial Statements.
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

(4) EARNINGS (LOSS) PER SHARE
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

	Year Ended December 31,
(dollar amounts in thousands)	2007	2006
Reconciliation of net income to earnings available to common stockholders:
Net income	$53,504	$46,002
Add: interest expense of 1.625% convertible debentures	3,175	3,189

Earnings available to common stockholders	$56,679	$49,191

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	45,260,803	37,037,435
Additional shares from assumed conversion of 1.625% convertible debentures	4,163,488	4,163,488
Weighted average shares issuable in connection with acquisition obligations (See Note 6 - Acquisitions)	478,149	36,514

Incremental shares from assumed conversion of stock options and restricted stock	1,111,646	1,218,700

Potentially diluted weighted average shares outstanding	51,014,086	42,456,137

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the year ended December 31, 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the years ended December 31, 2008, 2007 and 2006 of approximately 5,046,000, 458,000 and 240,000, respectively.
The Company issued $140 million of 1.625% convertible senior debentures due 2024 and $175 million of 3.5% convertible debentures due 2025 (see Note 12, Debt Obligations) that, if converted, would have a potentially dilutive effect on the Company’s stock. The $140 million 1.625% debentures were convertible into 4.2 million shares of Common Stock for the periods when the entire issuance was outstanding, with an initial conversion date of December 2009, and the $175 million 3.5% debentures are convertible into 4.3 million shares of Common Stock, initially in October 2012, or earlier upon the occurrence of certain conditions. See Note 12, Debt Obligations, for discussion of the Company’s repurchase of a portion of the 1.625% debentures. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% convertible debentures was anti-dilutive for the year ended December 31, 2008 and was dilutive for the years ended December 31, 2007 and 2006 and, accordingly, the impact has been included in the above computation of potentially diluted weighted average shares outstanding for 2007 and 2006 only. Under the if-converted method, the assumed conversion of the 3.5% convertible debentures was anti-dilutive for the years ended December 31, 2008, 2007 and 2006. Accordingly, the impact has been excluded from the above computation of potentially dilutive weighted average shares outstanding.
(5) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. The Company is in the process of selling the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 19, Business Segment Information, also reflect the reclassification of Essentis’s results to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Revenues	$9,670	$14,908	$13,805
Income (loss) before income taxes	$(1,686)	$920	$1,039
Net income (loss)	$(1,071)	$623	$629
The Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

	December 31,	December 31,
(in thousands)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$552	$722
Trade accounts receivable, net of allowance for doubtful accounts	2,187	4,133
Prepaid expenses and other current assets	990	910

Total current assets	3,729	5,765
Property and equipment, net of accumulated depreciation	427	647
Acquired intangible assets, net of accumulated amortization	991	1,614
Other assets, net of accumulated amortization	2,635	3,046

Total assets	$7,782	$11,072

LIABILITIES
Current liabilities
Trade accounts payable	$250	$953
Accrued expenses and other current liabilities	760	2,596
Deferred revenue	2,349	3,669

Total current liabilities	3,359	7,218
Deferred income taxes	624	31
Other long-term liabilities	3	1

Total liabilities	$3,986	$7,250

Net assets	$3,796	$3,822

In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale related to the operations in France at December 31, 2008 or 2007.
(6) ACQUISITIONS
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

Pursuant to the terms of the Stock Purchase Agreement, $35.0 million in cash and 276,382 shares of Euronet Common Stock valued at $7.5 million are being held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement. These amounts have been reflected in the purchase price because the Company has determined beyond a reasonable doubt that the obligations will be met. The 3,685,098 CVRs matured on October 1, 2008 and resulted in the issuance of $20 million of additional shares of Euronet Common Stock. The 3,685,098 SARs entitled the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008 and expired unexercised. The combination of the CVRs and SARs entitled the sellers to additional consideration of at least $20 million in Euronet Common Stock or cash. Management estimated the total fair value of the CVRs and SARs at approximately $32.1 million using a Black Scholes pricing model. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments. Of the amount allocated to goodwill, approximately $225.5 million is deductible for income tax purposes.
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
Other acquisitions
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

2006 Acquisition:
Acquisition of Essentis Limited
In January 2006, the Company completed the acquisition of the assets of Essentis Limited for approximately $2.9 million, which was comprised of $0.9 million in cash and approximately $2.0 million in assumed liabilities. Essentis is a U.K. company that owns and develops software packages that enhance Euronet’s outsourcing and software offerings to banks. There are no potential additional purchase price or escrow arrangements associated with the acquisition of Essentis.
During 2006, the Company issued 109,542 shares of Euronet Common Stock, valued at $4.1 million, in settlement of contingent payment arrangements associated with the Company’s 2005 acquisitions. This settlement was recorded as an increase in goodwill.
(7) NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $1.5 million, $3.0 million and $4.9 million during the years ended December 31, 2008, 2007 and 2006, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
See Note 6, Acquisitions, for a description of non-cash financing and investing activities related to the Company’s acquisitions.
(8) RESTRICTED CASH
The restricted cash balances as of December 31, 2008 and 2007 were as follows:

	As of December 31,
(in thousands)	2008	2007
Cash held in trust and/or cash held on behalf of others	$122,007	$108,422
Acquisition escrow	—	27,307
Collateral on bank credit arrangements	8,444	1,725
ATM network cash	319	423
Other	255	2,345

Total	$131,025	$140,222

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

(9) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2008 and 2007 are as follows:

	As of December 31,
(in thousands)	2008	2007
ATMs	$86,606	$97,361
POS terminals	32,323	30,962
Vehicles and office equipment	31,346	27,607
Computers and software	64,515	51,597

	214,790	207,527
Less accumulated depreciation and amortization	(125,258)	(119,190)

Total	$89,532	$88,337

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2008, 2007 and 2006 was $30.2 million, $25.2 million and $19.0 million, respectively.
(10) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$139,671	$53,801	$147,713	$37,922
Trademarks and tradenames	40,793	4,712	43,191	2,992
Software	5,338	3,455	6,236	3,014
Patent	1,701	505	1,701	168
Non-compete agreements	730	447	746	354

Totals	$188,233	$62,920	$199,587	$44,450

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2007 and 2008.

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2007	$48,405	$297,134	$345,539
Increases (decreases):
Acquisition of RIA	111,920	404,599	516,519
Other 2007 acquisitions	8,366	21,553	29,919
Amortization	(20,385)	—	(20,385)
Other (primarily changes in foreign currency exchange rates)	6,831	39,437	46,268

Balance as of December 31, 2007	$155,137	$762,723	$917,860

Decreases:
Impairment	(321)	(219,756)	(220,077)
Amortization	(24,173)	—	(24,173)
Other (primarily changes in foreign currency exchange rates)	(5,330)	(54,662)	(59,992)

Balance as of December 31, 2008	$125,313	$488,305	$613,618

As a result of the 2008 annual goodwill impairment test, the Company recorded an estimated non-cash goodwill impairment charge of $219.8 million. The Company performs its annual goodwill impairment test during the fourth quarter of each year, which coincided with severe disruptions in the credit markets and a macroeconomic business climate that had adverse impacts on stock markets and contributed to a significant decline in the Company’s stock price. In performing the annual goodwill impairment test, management must apply judgment in determining the estimated fair value of a business and uses all available information to make these fair value determinations, including discounted projected future cash flow analysis using discount rates commensurate with the risks involved in the assets, together with comparable sales prices that the Company or another purchaser would likely pay for the respective assets. An important key component of the 2008 goodwill impairment test was the reconciliation of the Company’s equity to market capitalization. During the fourth quarter 2008 and into 2009, the Company’s total market capitalization was less than the recorded value of the Company’s equity by an amount up to approximately 45% of recorded equity, creating a strong indicator of potential impairment of our goodwill balance.
Because of the macroeconomic conditions described above and their impacts on the Company, after incorporating assumptions that the Company or another purchaser would likely make into the Company’s business outlook and projections for certain of the Company’s acquired businesses, the Company determined that the resulting valuations were not sufficient to support the recorded value of the Company’s investments. Specifically, the Company has experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, that were initially expected to continue expanding. Additionally, growth in the Spanish prepaid mobile phone business in general has been slower than expected and commission pressure from mobile operators, as well as intense competition from other prepaid processors, has reduced profitability.
Accordingly, during the fourth quarter 2008, the Company recorded a total impairment charge related to goodwill of $219.8 million, comprised of $169.1 million related to the RIA money transfer business acquired in April 2007 and $50.7 million related to the Spanish prepaid businesses acquired in separate transactions during November 2004 and March 2005. The $219.8 million goodwill impairment charge is the Company’s best estimate of the goodwill charge as of December 31, 2008. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the first quarter 2009.
In a related assessment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, it was determined that certain trade names and customer relationships of the RIA money transfer business were impaired and the Company recorded a non-cash impairment charge of $0.3 million in 2008 related to those assets.
Of the total goodwill balance of $488.3 million as of December 31, 2008, $250.5 million relates to the Money Transfer Segment, $214.4 million relates to the Prepaid Processing Segment and the remaining $23.4 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $24.2 million, $20.4 million and $8.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense on intangible assets as of December 31, 2008 with finite lives is expected to be $22.7 million for 2009, $22.3 million for 2010, $18.5 million for 2011, $16.0 million for 2012 and $11.4 million for 2013.
(11) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2008 and 2007 were as follows:

	As of December 31,
(in thousands)	2008	2007
Accrued expenses	$43,661	$46,639
Accrued amounts due to mobile operators	152,795	94,935
Money transfer settlement obligations	27,358	25,480

Total	$223,814	$167,054

(12) DEBT OBLIGATIONS
Short-term debt obligations
Short-term debt obligations outstanding were $0.2 million at December 31, 2008 with a weighted average interest rate of 6.8%.

Long-term debt obligations
Long-term debt obligations consist of the following as of December 31, 2008 and 2007:

	As of December 31,
(in thousands)	2008	2007
1.625% convertible senior debentures, unsecured, due 2024	$70,000	$140,000
3.50% convertible debentures, unsecured, due 2025	175,000	175,000
Term loan, due 2014	132,000	164,000
Revolving credit agreements	16,719	62,203
Other	90	—

	393,809	541,203

Less current maturities of long-term debt obligations	(71,900)	(1,900)

Long-term debt obligations	$321,909	$539,303

On December 15, 2004, the Company completed the sale of $140 million of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). The Company received net proceeds from the sale of $135.4 million, after fees totaling $4.6 million. During the year ended December 31, 2008, the Company repurchased in privately negotiated transactions $70 million in principal amount of the Convertible Senior Debentures. This resulted in a $6.1 million pre-tax gain on early retirement of debt, net of the write-off of unamortized debt issuance costs. The remaining $70 million of outstanding Convertible Senior Debentures have an interest rate of 1.625% per annum payable semi-annually in June and December, and are convertible into a total of 2.1 million shares of Euronet Common Stock at a conversion price of $33.63 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from December 20, 2009 through June 14, 2010, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.30% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Senior Debentures may not be redeemed by the Company until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the Convertible Senior Debentures have the option to require the Company to purchase their debentures at par on December 15, 2009, 2014 and 2019, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Senior Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Senior Debentures, the Company recorded $4.6 million in debt issuance costs, which are being amortized over five years, the term of the initial put option by the holders of the Convertible Senior Debentures. Pro rata amounts of the debt issuance costs were written off when the early retirements of the Convertible Senior Debentures occurred. The Convertible Senior Debentures are general unsecured and unsubordinated obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations and senior in right of payment to all of the Company’s future subordinated indebtedness. The Convertible Senior Debentures are effectively subordinated to existing and future secured indebtedness, including indebtedness under the Company’s credit facilities with respect to any collateral securing such indebtedness. The Convertible Senior Debentures are not guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness or other additional indebtedness.
On October 4, 2005, the Company completed the sale of $175 million of 3.5% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Company received net proceeds from the sale of $169.9 million, after fees totaling $5.1 million. The Convertible Debentures have an interest rate of 3.5% per annum payable semi-annually in April and October, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through April 14, 2013, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company until October 20, 2012 but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will not be subordinated in right of payment to the remaining $70 million of 1.625% Convertible Senior Debentures described above. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet’s subsidiaries. The Convertible Debentures are not guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.
In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”) that replaced the previous $50 million revolving credit facility. The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum original principal amortization requirement, payable quarterly, with the remaining balance outstanding due in April 2014. The $100 million revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio, and expires in April 2012. The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions, including pro-forma debt covenant compliance. The Credit Facility contains certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans. Euronet and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted security interests in the shares (or other equity interests) of certain subsidiaries along with a security interest in certain other personal property collateral of Euronet and certain subsidiaries. The weighted average interest rate of the Company’s borrowings under the term loan was 5.5% and 7.1% as of December 31, 2008 and 2007, respectively.
During April 2008, the Company entered into Amendment No. 1 to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. The Company incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility. During February 2009, the Company entered into Amendment No. 2 to the Credit Facility. See Note 26, Subsequent Events, for further discussion about the amendment.
As of December 31, 2008, the Company had $16.7 million in borrowing and $30.9 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. As of December 31, 2007, the Company had $62.2 million in borrowings and $25.3 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company’s consolidated total leverage ratio. At December 31, 2008 the stand-by letter of credit interest charges were 1.25% per annum. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the December 31, 2008 and 2007 Consolidated Balance Sheets. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 5.3% and 7.0% as of December 31, 2008 and 2007, respectively.
During the year ended December 31, 2008, the Company repaid $32.0 million of the term loan, of which $1.9 million was pursuant to mandatory repayments, while $30.1 million represented prepayment of amounts not yet due and resulted in the Company recognizing a $0.5 million loss on early retirement of debt. During the year ended December 31, 2007, the Company repaid $26.0 million of the term loan, of which $1.4 million was pursuant to mandatory repayments, while $24.6 million represented prepayment of amounts not yet due and resulted in the Company recognizing a $0.4 million loss on early retirement of debt.
As of December 31, 2008, aggregate annual maturities of long-term debt are $71.9 million in 2009, $1.9 million in 2010, $1.9 million in 2011, $193.7 million in 2012, $1.9 million in 2013 and $122.5 million in periods thereafter. This maturity schedule reflects amounts borrowed under the revolving credit agreement maturing in 2012 and the term loan maturing in 2014, consistent with the contractual maturities of the agreements. For Convertible Debentures, the maturity schedule reflects due dates that coincide with the terms of the initial put options by the holders of the Convertible Debentures.
(13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan as required under the agreement, which currently bears interest at LIBOR plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. The Company recorded liabilities of $0.8 million in the accrued expenses and other current liabilities caption on the Company’s Consolidated Balance Sheet as of December 31, 2008 and $1.0 million in other long-term liabilities as of December 31, 2007 to recognize the fair values of the swap agreements. The impact to accumulated other comprehensive income for the years ended December 31, 2008 and 2007 was a gain of $0.2 million and a loss of $1.0 million, respectively. The fair values of swap agreements are based on the LIBOR swap rate, credit spreads and other relevant market conditions. The fair values represent the net amount the Company would have been required to pay at December 31, 2008 and 2007 to terminate the positions. If the Company does not terminate these swap agreements prior to the maturity date, the fair value will be zero and no payment will be required to be made.
As of December 31, 2008 and 2007, the Company had foreign currency derivatives contracts, including forward contracts and swap agreements, outstanding with a notional value of $56.5 million and $52.6 million, respectively, primarily in euros, which were not designated as hedges and had a weighted average maturity of five days as of each date.
(14) EQUITY PRIVATE PLACEMENT
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
(15) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2009 and 2014 and bear interest at rates between 3.6% and 20.7%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases as of December 31, 2008 and 2007 were as follows:

	As of December 31,
(in thousands)	2008	2007
ATMs	$36,361	$34,185
Other	2,238	3,837

Subtotal	38,599	38,022

Less accumulated amortization	(26,917)	(25,960)

Total	$11,682	$12,062

(b) Operating leases
The Company has non-cancelable operating leases, which expire over the next ten years. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $24.6 million, $20.5 million and $12.9 million, respectively.

(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are:

	Capital	Operating
(in thousands)	Leases	Leases
Year ending December 31, 2009	$5,510	$18,775
2010	4,221	14,691
2011	1,990	11,013
2012	528	6,998
2013	224	3,903
thereafter	2	5,037

Total minimum lease payments	12,475	$60,417

Less amounts representing interest	(1,505)

Present value of net minimum capital lease payments	10,970

Less current portion of obligations under capital leases	(4,614)

Obligations under capital lease obligations, less current portion	$6,356

(16) TAXES
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income (loss) before income taxes for the years ended December 31, 2008, 2007 and 2006 are presented as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Income (loss) from continuing operations:
United States	$(169,597)	$32,971	$22,833
Europe	(27,288)	22,753	31,559
Asia Pacific	13,087	24,572	5,275

Income (loss) from continuing operations before income taxes	(183,798)	80,296	59,667

Discontinued operations — Europe	(1,071)	967	629

Total income (loss) before income taxes	$(184,869)	$81,263	$60,296

The Company’s income tax expense for the years ended December 31, 2008, 2007 and 2006 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Current tax expense:
U.S.	$536	$5,720	$246
Foreign	24,242	24,096	14,221

Total current	24,778	29,816	14,467

Deferred tax expense (benefit):
U.S.	$(7,650)	$5,168	$439
Foreign	(6,900)	(7,225)	(612)

Total deferred	(14,550)	(2,057)	(173)

Total tax expense	$10,228	$27,759	$14,294

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the federal statutory rate applicable to our U.S tax profile, which was 35% for 2008 and 2007 and 34% for 2006, were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2008	2007	2006
U.S. federal income tax expense (benefit) at applicable statutory rate	$(64,284)	$28,224	$20,287
Tax effect of:
State income tax expense (benefit) at statutory rates	(8,405)	1,716	753
Non-deductible expenses	2,501	2,640	2,201
Share-based compensation	726	1,910	532
Other permanent differences	(7,820)	2,592	4,343
Difference between U.S. federal and foreign tax rates	(5,154)	(5,901)	(4,547)
Impairment of goodwill	20,340	—	—
Provision in excess of foreign statutory rates	43	813	573
Change in valuation allowance	74,538	(5,480)	(8,066)
Other	(2,257)	1,245	(1,782)

Total income tax expense	$10,228	$27,759	$14,294

Effective tax rate	(5.6%)	34.6%	24.0%

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2008	2007
Deferred tax assets:
Tax loss carryforwards	$37,704	$31,640
Share-based compensation	5,759	5,109
Accrued interest	2	1,883
Accrued expenses	5,304	5,889
Billings in excess of earnings	1,060	675
Property and equipment	3,038	3,926
Goodwill and intangible amortization	52,655	—
Deferred financing costs	1,541	1,378
Intercompany notes	12,364	—
Other	3,518	2,779

Gross deferred tax assets	122,945	53,279

Valuation allowance	(85,102)	(8,903)

Net deferred tax assets	37,843	44,376

Deferred tax liabilities:
Intangibles related to purchase accounting	(16,138)	(25,989)
Tax amortizable goodwill	(4,382)	(9,913)
Accrued expenses	(915)	(2,185)
Intercompany notes	—	(10,631)
Investment securities	(2,442)	(2,322)
Accrued interest	(23,502)	(22,814)
Earnings in excess of billings	(513)	(410)
Capitalized research and development	(1,020)	(823)
Property and equipment	(2,475)	(2,384)
Investment in affiliates	(2,158)	(935)
Other	(3,792)	(3,791)

Total deferred tax liabilities	(57,337)	(82,197)

Net deferred tax liabilities	$(19,494)	$(37,821)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2008 will be allocated to income taxes in the Consolidated Statements of Operations with the following exceptions. The tax benefit of net operating losses generated from share based compensation have been excluded from the amounts disclosed for Tax Loss Carry Forwards and Valuation Allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $20.8 million will be allocated to additional paid in capital when utilized to offset taxable income.
As of December 31, 2008, 2007 and 2006, the Company’s U.S. federal and foreign tax loss carryforwards were $167.8 million, $150.3 million and $135.1 million, respectively, and U.S. state tax loss carryforwards were $56.4 million, $60.4 million and $60.7 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008.

At December 31, 2008, the Company had U.S. federal and foreign tax net operating loss carryforwards of $167.8 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2009	$1,297	$246
2010	2,749	697
2011	6,365	1,610
2012	3,174	798
2013	8,001	1,678
thereafter	138,757	46,438
Unlimited	7,409	1,409

Total	$167,752	$52,876

In addition, the Company’s state tax net operating losses of $56.4 million will expire periodically from 2009 through 2028.
Except for a portion of the earnings of ATX Software, Ltd., no provision has been made in the accounts as of December 31, 2008 for U.S. federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in this foreign operation. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time. In the years ended December 31, 2007 and 2006, the Company held provisions for U.S. federal income taxes payable on the undistributed earnings of ATX Software, Ltd., e-pay Australia Pty Ltd. and e-pay New Zealand Pty Ltd. Due to a reorganization of the share ownership of e-pay Australia Pty Ltd. and e-pay New Zealand Pty Ltd., management has determined that a provision is no longer necessary for these entities.
The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for identified exposures.
On December 15, 2004, the Company completed the sale of $140 million of 1.625% stated interest convertible senior debentures in a private offering. Additionally, on October 4, 2005, the Company completed the sale of $175 million of 3.5% stated interest convertible debentures in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the convertible debentures. Euronet has determined that amount to be 9.05% and 8.50% for the 1.625% convertible senior debentures and 3.5% convertible debentures, respectively, which is substantially in excess of the stated interest rate. In the event the convertible debentures are repurchased, redeemed, or converted at an amount less than the adjusted issue price for tax purposes, ordinary income is recognized by the Company to the extent of the prior excess tax deductions. During the year ended December 31, 2008, the Company repurchased in privately negotiated transactions $70 million in principal amount of the $140 million of 1.625% Contingent Convertible Senior Debentures. The convertible debentures were repurchased for less than the adjusted issue price for tax purposes, resulting in the recognition of taxable income of approximately $23.2 million in excess of the gain recognized for book purposes on the transactions.
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

Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
(in thousands):	2008	2007
Beginning balance	$7,375	$5,916
Additions based on tax positions related to the current year	892	2,033
Additions for tax positions of prior years	629	367
Reductions for tax positions of prior years	(592)	(587)
Settlements	(66)	(354)

Ending balance	$8,238	$7,375

As of December 31, 2008 and 2007, approximately $2.2 million and $3.3 million, respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $1.1 million and $0.5 million as of December 31, 2008 and 2007, respectively. The following tax years remain open in the Company’s major jurisdictions as of December 31, 2008:

Poland	2004 through 2008
U.S. (Federal)	2000 through 2008
Spain	2004 through 2008
Australia	2004 through 2008
U.K.	2004 through 2008
Germany	2002 through 2008
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
(17) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Beginning balance-allowance for doubtful accounts	$6,194	$2,078	$1,995
Additions-charged to expense	3,415	2,225	1,711
Amounts written off	(794)	(555)	(1,819)
Impact of acquisition of RIA (See Note 6)	—	2,244	—
Other (primarily changes in foreign currency exchange rates)	630	202	191

Ending balance-allowance for doubtful accounts	$9,445	$6,194	$2,078

(18) STOCK PLANS
The Company has established, and shareholders have approved, share compensation plans (“SCPs”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment arrangement with the Company. Certain stock options granted during 2008 vest over a five year period, subject to the achievement of a pre-determined share price target for Euronet common stock within three years from the grant date. With the exception of certain awards made to the Company’s employees in Germany, awards under the SCP plans are settled through the issuance of new shares under the provisions of the SCPs. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCPs. As of December 31, 2008, the Company has approximately 1.0 million in total shares remaining available for issuance under the SCPs.
The Company’s Consolidated Statements of Operations includes share-based compensation expense of $8.5 million, $7.7 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $0.7 million, $0.4 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.
(a) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(thousands)
Balance at December 31, 2007 (1,323,294 shares exercisable)	1,685,102	$13.64
Granted	1,851,518	$10.10
Exercised	(78,938)	$9.54
Forfeited	(33,650)	$16.28
Expired	(40,838)	$18.72

Balance at December 31, 2008	3,383,194	$11.71	7.3	$6,429

Exercisable at December 31, 2008	1,392,439	$12.67	3.9	$3,633

Vested and expected to vest at December 31, 2008	2,956,194	$11.94	6.9	$5,784

Options outstanding that are expected to vest are net of estimated future option forfeitures. The Company received cash of $0.8 million, $7.0 million and $12.9 million in connection with stock options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value of these options exercised was $0.6 million, $7.6 million and $34.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $6.5 million and will be recognized over the next 5 years, with an overall weighted average period of 4.9 years. The following table provides the fair value of options granted under the SCP during 2008 and 2007, together with a description of the assumptions used to calculate the fair value using the Black-Scholes or Monte Carlo simulation models:

	Year Ended	Year Ended
	2008	2007
Volatility	53.0%	53.9%
Risk-free interest rate — weighted average	2.2%	4.9%
Risk-free interest rate — range	2.0% to 2.3%	4.9%
Dividend yield	0.0%	0.0%
Assumed forfeitures	8.0%	0.0%
Expected lives	7.1 years	6.5 years
Weighted-average fair value (per share)	$4.28	$17.09
(b) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at December 31, 2007	1,418,393	$28.87
Granted	734,935	$15.05
Vested	(226,146)	$26.45
Forfeited	(264,655)	$27.82

Nonvested at December 31, 2008	1,662,527	$23.48

The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $2.9 million and $0.4 million, respectively. As of December 31, 2008, there was $26.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2008, 2007 and 2006 was $15.05, $29.62 and $28.48 per share, respectively.
(c) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2008, 2007 and 2006 the Company issued 59,983, 49,500 and 41,492 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $18.38, $24.19 and $24.00, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.3 million for each of the years ended December 31, 2008 and 2007 and $0.2 million for the year ended December 31, 2006. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2008, 2007 and 2006 and the assumptions used to calculate the fair value using the Black-Scholes pricing model:

	Year Ended December 31,
	2008	2007	2006
Volatility — weighted average	52.2%	40.4%	31.6%
Volatility — range	35.8% to 99.8%	27.1% to 52.3%	28.0% to 34.7%
Risk-free interest rate — weighted average	2.1%	4.3%	4.2%
Risk-free interest rate — range	0.9% to 3.3%	3.1% to 5.0%	4.0% to 4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$5.14	$5.18	$4.88
(19) BUSINESS SEGMENT INFORMATION
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
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides electronic distribution of prepaid mobile airtime and other prepaid products and collection services in Europe, the Middle East, Asia Pacific and North America.

3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the years ended December 31, 2008, 2007 and 2006:

	For the year ended December 31, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$205,257	$609,106	$231,302	$—	$1,045,665

Operating expenses:
Direct operating costs	93,414	495,971	114,457	—	703,842
Salaries and benefits	34,944	28,574	50,543	15,037	129,098
Selling, general and administrative	19,398	22,098	34,673	9,249	85,418
Goodwill and acquired intangible assets impairment	—	50,681	169,396	—	220,077
Depreciation and amortization	19,195	16,441	19,383	1,232	56,251

Total operating expenses	166,951	613,765	388,452	25,518	1,194,686

Operating income (loss)	38,306	(4,659)	(157,150)	(25,518)	(149,021)

Other income (expense):
Interest income	296	7,151	267	2,897	10,611
Interest expense	(3,693)	(1,056)	(115)	(19,674)	(24,538)
Income (loss) from unconsolidated affiliates	183	1,149	—	(82)	1,250
Impairment loss on investment securities	—	—	—	(18,760)	(18,760)
Gain on early retirement of debt	—	—	—	5,546	5,546
Foreign exchange gain (loss), net	—	—	—	(9,821)	(9,821)

Total other income (expense)	(3,214)	7,244	152	(39,894)	(35,712)

Income (loss) from continuing operations before income taxes and minority interest	35,092	2,585	(156,998)	(65,412)	(184,733)
Income tax (expense) benefit	(9,788)	(17,148)	25,585	(8,877)	(10,228)
Minority interest	250	685	—	—	935

Income (loss) from continuing operations	$25,554	$(13,878)	$(131,413)	$(74,289)	$(194,026)

Segment assets as of December 31, 2008	$203,889	$685,680	$410,288	$140,267	$1,440,124
Property and equipment as of December 31, 2008	$57,346	$13,404	$17,184	$1,598	$89,532

	For the year ended December 31, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$174,049	$569,858	$158,759	$—	$902,666

Operating expenses:
Direct operating costs	74,879	464,874	83,795	—	623,548
Salaries and benefits	31,874	27,493	32,705	13,217	105,289
Selling, general and administrative	14,952	20,567	21,459	5,811	62,789
Federal excise tax refund	—	(12,191)	—	—	(12,191)
Depreciation and amortization	16,197	16,302	13,670	828	46,997

Total operating expenses	137,902	517,045	151,629	19,856	826,432

Operating income (loss)	36,147	52,813	7,130	(19,856)	76,234

Other income (expense):
Interest income	249	5,340	1,566	9,095	16,250
Interest expense	(4,416)	(4,851)	(1,257)	(15,602)	(26,126)
Income (loss) from unconsolidated affiliates	(26)	546	—	388	908
Loss on early retirement of debt	—	—	—	(427)	(427)
Foreign exchange gain, net	—	—	—	15,497	15,497

Total other income (expense)	(4,193)	1,035	309	8,951	6,102

Income (loss) from continuing operations before income taxes and minority interest	31,954	53,848	7,439	(10,905)	82,336
Income tax (expense) benefit	468	(12,194)	7,563	(23,596)	(27,759)
Minority interest	302	(2,342)	—	—	(2,040)

Income (loss) from continuing operations	$32,724	$39,312	$15,002	$(34,501)	$52,537

Segment assets as of December 31, 2007	$215,087	$781,176	$699,305	$190,588	$1,886,156
Property and equipment as of December 31, 2007	$58,143	$13,638	$13,957	$2,599	$88,337

	For the year ended December 31, 2006
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$144,515	$467,651	$3,210	$—	$615,376

Operating expenses:
Direct operating costs	56,851	376,329	1,932	—	435,112
Salaries and benefits	27,417	22,561	2,353	13,285	65,616
Selling, general and administrative	12,069	17,011	1,863	4,343	35,286
Depreciation and amortization	13,900	14,128	357	205	28,590

Total operating expenses	110,237	430,029	6,505	17,833	564,604

Operating income (loss)	34,278	37,622	(3,295)	(17,833)	50,772

Other income (expense):
Interest income	379	4,508	23	8,734	13,644
Interest expense	(3,276)	(1,077)	3	(10,369)	(14,719)
Income from unconsolidated affiliates	(402)	1,062	—	—	660
Foreign exchange gain, net	—	—	—	10,287	10,287

Total other income (expense)	(3,299)	4,493	26	8,652	9,872

Income (loss) from continuing operations before income taxes and minority interest	30,979	42,115	(3,269)	(9,181)	60,644
Income tax expense	(5,993)	(7,972)	(179)	(150)	(14,294)
Minority interest	346	(1,323)	—	—	(977)

Income (loss) from continuing operations	$25,332	$32,820	$(3,448)	$(9,331)	$45,373

During the third quarter 2008, the Company adjusted the allocation of goodwill by component related to the acquisition of RIA. The adjustment had no impact on total goodwill reported on the Company’s Consolidated Balance Sheets, but changed the goodwill and total assets reported by geographic location. The adjustment had no impact on the Company’s results of operations or cash flows. Total revenues for the years ended December 31, 2008, 2007 and 2006, and property and equipment and total assets, as adjusted, as of December 31, 2008 and 2007, summarized by geographic location, were as follows:

	Revenues			Property & Equipment, net		Total Assets
	For the year ended			as of December 31,		as of December 31,
(in thousands)	2008	2007	2006	2008	2007	2008	2007
U.S.	$252,535	$219,299	$100,455	$13,204	$14,970	$354,774	$676,322
U.K.	203,449	236,137	184,557	3,503	4,090	228,431	329,077
Australia	169,663	120,909	100,291	2,332	1,440	177,545	120,785
Poland	98,075	74,648	58,770	27,791	28,203	73,288	71,059
Germany	78,337	58,720	47,276	8,615	8,932	169,157	164,510
Spain	77,755	65,661	41,749	3,610	2,639	129,901	247,570
India	37,182	31,459	20,769	2,189	3,348	20,087	24,136
Other	128,669	95,833	61,509	28,288	24,715	286,941	252,697

Total	$1,045,665	$902,666	$615,376	$89,532	$88,337	$1,440,124	$1,886,156

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by our software subsidiary, which are attributed to the U.S.

(20) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
(a) Concentrations of credit risk
Euronet’s credit risk primarily relates to trade accounts receivable and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base includes the most significant international card organizations and certain banks in the Company’s markets. The Prepaid Processing Segment’s customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company’s behalf and generally remit the cash within one week. Euronet performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 17, Valuation and Qualifying Accounts, for further disclosure.
The Company invests excess cash not required for use in operations primarily in high credit quality, short-term duration securities that the Company believes bear minimal risk. The two counterparties to the Company’s interest rate swap agreements are U.S.-based multi-national banks.
(b) Fair value of financial instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, due to their short maturities. The carrying value of the Company’s term loan due 2014 and revolving credit agreements approximate fair value because interest is based on LIBOR that resets at various intervals less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of December 31,
	2008		2007
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Available-for-sale investment securities	$1,351	$1,351	$20,562	$20,562
1.625% convertible senior debentures, unsecured, due 2024	70,000	63,522	140,000	149,804
3.50% convertible debentures, unsecured, due 2025	175,000	112,131	175,000	182,821
Interest rate swaps related to floating rate debt	(830)	(830)	(994)	(994)
Foreign currency derivative contracts	278	278	(328)	(328)
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	Fair Value Measurements as of
	December 31, 2008 Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
Assets (liabilities) (in thousands)	Identical Assets	Inputs
Available-for-sale investment securities	$1,351	$—
Interest rate swaps related to floating rate debt	—	(830)
Foreign currency derivative contracts	—	278
The Company values available-for-sale investment securities using quoted prices from the securities’ primary exchange. Interest rate swaps are valued using present value measurements based on the LIBOR swap rate, credit spreads and other relevant market conditions. Foreign currency derivative contracts are valued using foreign currency quotes for similar assets and liabilities.

(21) COMPUTER SOFTWARE TO BE SOLD
Euronet engages in software development activities to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software development costs of continuing operations for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
(in thousands)	2008	2007	2006
Beginning balance-capitalized development cost	$2,078	$1,516	$1,440
Additions	2,010	1,410	1,050
Amortization	(1,262)	(848)	(974)

Net capitalized development cost	$2,826	$2,078	$1,516

Research and development costs expensed for the years ending December 31, 2008, 2007 and 2006 were $1.4 million, $1.6 million and $2.1 million, respectively.
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
(23) FEDERAL EXCISE TAX REFUND
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on

March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During the fourth quarter 2007, the IRS completed an initial field examination confirming the amount of the claim and, therefore, the Company recorded $12.2 million for the amount of the refund claimed as a reduction to operating expenses of the Prepaid Processing Segment and as an other current asset. Additionally, the Company received approximately $1.6 million in interest on the amount claimed, which was recorded as interest income in 2008.
(24) GUARANTEES
As of December 31, 2008 and 2007, the Company had $44.8 million and $30.7 million, respectively, of stand-by letters of credit/bank guarantees issued on its behalf. Of this amount $8.4 million and $1.7 million, respectively, are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees in support of obligations of subsidiaries. As of December 31, 2008, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $18.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $26.9 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of December 31, 2008, the balance of ATM network cash for which the Company was responsible was approximately $415 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2008 or 2007.
(25) RELATED PARTY TRANSACTIONS
See Note 6, Acquisitions, for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet’s Chief Executive Officer and Chairman of the Board of Directors, and Mr. Daniel R. Henry, who was a member of Euronet’s Board of Directors until February 6, 2008. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred $0.3 million during 2008, $0.2 million in 2007 and less than $0.1 million during 2006, in expenses for the use of this airplane.
(26) SUBSEQUENT EVENTS
During February 2009, the Company entered into Amendment No. 2 to the Credit Facility to, among other items, (i) (a) grant the Company the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase its 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions of provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. Additionally, the lenders acknowledged that we have sufficient liquidity with respect to the December 15, 2009 repurchase date for the 1.625% Convertible Senior Debentures. The Company incurred costs of approximately $1.5 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
(27) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2008:
Net revenues	$244,793	$264,450	$280,703	$255,719
Operating income (loss)	$13,231	$17,298	$18,768	$(198,318)
Net income (loss)	$(6,836)	$7,787	$5,768	$(201,816)
Earnings (loss) per common share:
Basic	$(0.14)	$0.16	$0.12	$(4.04)
Diluted (1)	$(0.14)	$0.15	$0.11	$(4.04)

Year Ended December 31, 2007:
Net revenues	$167,043	$233,465	$241,725	$260,433
Operating income	$11,838	$15,316	$17,559	$31,521
Net income	$9,461	$8,496	$15,921	$19,626
Earnings per common share:
Basic	$0.25	$0.18	$0.33	$0.40
Diluted (1)	$0.23	$0.17	$0.31	$0.37

(1)	With the exceptions of the first and fourth quarters 2008 and the second quarter 2007, the assumed conversion of the Company’s $140 million 1.625% convertible debentures under the “if-converted” method was dilutive and, accordingly, the impact has been included in the computation of diluted earnings per common share for these periods.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
To the Stockholders of Euronet Worldwide, Inc.:
Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934 (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report.

/s/ Michael J. Brown Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
March 2, 2009
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Compliance” and “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders for 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I and incorporated herein by reference.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.euronetworldwide.com under Investors/Corporate Governance.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Executive Compensation,” “Compensation Disclosure and Analysis” and “Compensation Committee Report” in the Proxy Statement for the Annual Meeting of Shareholders for 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under “Ownership of Common Stock by Directors and Executive Officers” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders for 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference. See Part II, Item 5 – Equity Compensation Plan Table.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders for 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under “Audit Committee Pre-Approval Policy” and “Fees of the Company’s Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders for 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: February 27, 2009	/s/ Michael J. Brown

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February 2009.

Signature	Title

/s/ Michael J. Brown Michael J. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen	Director

/s/ Andzrej Olechowski Andzrej Olechowski	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara	Director

/s/ Thomas A. Mcdonnell Thomas A. McDonnell	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord	Director

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Stock Purchase Agreement dated November 21, 2006 by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc.; the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

2.2	First Amendment to Stock Purchase Agreement, dated April 2, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

2.3	Second Amendment to Stock Purchase Agreement, dated April 4, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.2 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 4.2 to the Company’s Registration Statement under the Securities Act of 1933 on Form S-8 on August 10, 2006, and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s Form 8-K filed on December 22, 2008, and incorporated by reference herein)

4.1	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.2	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003 (File No. 001-31648), and incorporated by reference herein)

4.3	Indenture, dated as of December 15, 2004, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on January 26, 2005, and incorporated by reference herein)

4.4	Specimen 1.625% Convertible Senior Debenture Due 2024 (Certificated Security) (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-3/A filed on February 5, 2005, and incorporated by reference herein)

4.5	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated by reference herein)

4.6	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on November 10, 2005, and incorporated by reference herein)

4.7	Securities Purchase Agreement, dated as of March 8, 2007, among Euronet Worldwide, Inc. and the Purchasers as listed on Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2007, and incorporated by reference herein)

4.8	Form of Contingent Value Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each contingent value rights associated with 1,842,549 shares of common stock (included as Exhibit B to the Stock Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

Exhibit	Description

4.9	Form of Stock Appreciation Rights Agreement, entered into April 4, 2007 with each of the Irving Barr Living Trust and the Fred Kunik Family Trust, granting each stock appreciation rights with respect to 1,842,549 shares of common stock (included as Exhibit C to the Stock Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

10.1	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein) (2)

10.2	Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein) (2)

10.3	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

10.4	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q filed on November 14, 2002 and incorporated by reference herein) (2)

10.5	Employment Agreement executed in January 2003, between Euronet Worldwide, Inc. and John Romney, Managing Director, Europe, Middle East and Africa (EMEA) (filed as Exhibit 10.15 to the Company’s Form 10-Q filed on May 15, 2005, and incorporated by reference herein) (2)

10.6	Asset Purchase Agreement among Euronet Worldwide, Inc. and Meflur S.L. dated November 3, 2004 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 15, 2005, and incorporated by reference herein)

10.7	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006, and incorporated by reference herein) (2)

10.8	Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed February 28, 2007, and incorporated by reference herein) (2)

10.9	Credit Agreement dated as of April 4, 2007 among Euronet Worldwide, Inc., and certain subsidiaries and affiliates, as borrowers, certain subsidiaries and afiliates, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, California Bank & Trust, as synidication agent and Citibank, N.A., as documentation agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.10	Euronet Worldwide Inc. 2006 Stock Incentive Plan (Amended and Restated) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein) (2)

10.11	Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated by reference herein) (2)

10.12	Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein) (2)

10.13	Letter Agreement dated January 30, 2008 between Euronet Worldwide, Inc. and John Romney for Confirmation of Terms of Resignation (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein) (2)

10.14	Amendment No. 1 to the Credit Agreement dated April 23, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein)

Exhibit	Description

10.15	Amended and Restated Employment Agreement executed in March 2008 and effective April 25, 2008 between Euronet Worldwide, Inc. and Miro Bergman, Executive Vice President and Chief Operatons Officer, Prepaid Processing Segment (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.16	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.17	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.18	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.19	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.20	Employment Agreement dated May 11, 2008 between Euronet Worldwide, Inc. and Gareth Gumbley, Managing Director, Prepaid Processing Segment (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated by reference herein) (2)

10.21	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.22	Form of Amendment No. 2 to the Credit Agreement dated February 18, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2009, and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (1)

32.2	Section 906 Certification of Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.
PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.