Form 10-Q
period 2009-03-31
EURONET WORLDWIDE INC
filed 2009-05-08
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2009 was 50,514,940 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	33
PART II—OTHER INFORMATION	33
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	33
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 6. EXHIBITS	35
EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	As of
		December 31,
	March 31, 2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$158,675	$181,341
Restricted cash	105,498	131,025
Inventory — PINs and other	52,699	61,279
Trade accounts receivable, net of allowances for doubtful accounts of $10,135 at March 31, 2009 and $9,445 at December 31, 2008	225,287	261,084
Deferred income taxes, net	8,429	8,539
Prepaid expenses and other current assets	39,450	35,352
Current assets of discontinued operations	3,461	3,729

Total current assets	593,499	682,349

Property and equipment, net of accumulated depreciation of $121,091 at March 31, 2009 and $125,258 at December 31, 2008	83,753	89,532
Goodwill	464,805	488,305
Acquired intangible assets, net of accumulated amortization of $66,114 at March 31, 2009 and $62,920 at December 31, 2008	116,228	125,313
Deferred income taxes, net	38,794	40,465
Other assets, net of accumulated amortization of $16,594 at March 31, 2009 and $15,785 at December 31, 2008	35,258	20,628
Non-current assets of discontinued operations	4,173	4,053

Total assets	$1,336,510	$1,450,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$200,980	$245,671
Accrued expenses and other current liabilities	208,811	223,814
Current portion of capital lease obligations	3,685	4,614
Short-term debt obligations and current maturities of long-term debt obligations	58,944	68,646
Income taxes payable	17,399	16,590
Deferred income taxes	5,390	5,592
Deferred revenue	14,794	14,914
Current liabilities of discontinued operations	3,429	3,359

Total current liabilities	513,432	583,200

Debt obligations, net of current portion	286,710	294,355
Capital lease obligations, net of current portion	4,767	6,356
Deferred income taxes	59,813	62,905
Other long-term liabilities	8,174	7,919

Total liabilities	872,896	954,735

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 50,715,901 issued at March 31, 2009 and 50,605,909 issued at December 31, 2008	1,014	1,012
Additional paid-in-capital	732,301	729,907
Treasury stock, at cost, 227,961 shares at March 31, 2009 and 225,072 shares at December 31, 2008	(815)	(784)
Accumulated deficit	(245,754)	(233,456)
Restricted reserve	963	996
Accumulated other comprehensive income	(30,015)	(9,350)

Total Euronet Worldwide, Inc. stockholders’ equity	457,694	488,325
Noncontrolling interests	5,920	7,585

Total equity	463,614	495,910

Total liabilities and equity	$1,336,510	$1,450,645

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
EFT Processing Segment	$46,206	$48,236
Prepaid Processing Segment	134,523	144,225
Money Transfer Segment	52,968	52,332

Total revenues	233,697	244,793

Operating expenses:
Direct operating costs	153,548	165,938
Salaries and benefits	28,596	30,694
Selling, general and administrative	19,068	20,949
Goodwill and acquired intagible assets impairment	9,884	—
Depreciation and amortization	12,903	13,981

Total operating expenses	223,999	231,562

Operating income	9,698	13,231

Other income (expense):
Interest income	969	3,808
Interest expense	(7,067)	(9,888)
Income from unconsolidated affiliates	518	243
Impairment loss on investment securities	—	(17,502)
Loss on early retirement of debt	(103)	(155)
Foreign currency exchange gain (loss), net	(10,591)	13,077

Other expense, net	(16,274)	(10,417)

Income (loss) from continuing operations before income taxes	(6,576)	2,814
Income tax expense	(5,317)	(10,087)

Loss from continuing operations	(11,893)	(7,273)

Discontinued operations, net	(61)	(813)

Net loss	(11,954)	(8,086)
Less: Net income attributable to noncontrolling interests	(344)	(563)

Net loss attributable to Euronet Worldwide, Inc.	$(12,298)	$(8,649)

Loss per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$(0.24)	$(0.16)
Discontinued operations	—	(0.02)

Total	$(0.24)	$(0.18)

Basic weighted average shares outstanding	50,292,907	48,956,945

Loss per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$(0.24)	$(0.16)
Discontinued operations	—	(0.02)

Total	$(0.24)	$(0.18)

Diluted weighted average shares outstanding	50,292,907	48,956,945

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March
	2009	2008
Net loss	$(11,954)	$(8,086)

Other comprehensive income (loss), net of tax:

Translation adjustment	(21,613)	32,487
Unrealized gain (loss) on interest rate swaps	477	(751)
Gain (loss) on investment securities	227	(572)

Comprehensive income (loss)	(32,863)	23,078
Comprehensive (income) loss attributable to noncontrolling interests	244	(765)

Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(32,619)	$22,313

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Net loss attributable to Euronet Worldwide, Inc.	$(12,298)	$(8,649)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,903	14,450
Share-based compensation	1,632	2,907
Unrealized foreign exchange (gain) loss, net	10,577	(13,073)
Non-cash impairment of goodwill and acquired intangible assets	9,884	—
Non-cash impairment of investment securities	—	17,502
Deferred income tax expense (benefit)	(1,139)	3,438
Income assigned to noncontrolling interests	344	563
Income from unconsolidated affiliates	(518)	(243)
Accretion of convetible debentures discount and amortization of debt issuance costs	3,005	3,757

Changes in working capital, net of amounts acquired:
Income taxes payable, net	1,463	(1,579)
Restricted cash	23,899	27,484
Inventory — PINs and other	6,189	1,821
Trade accounts receivable	23,042	25,987
Prepaid expenses and other current assets	(6,211)	(3,531)
Trade accounts payable	(37,569)	(75,877)
Deferred revenue	391	(624)
Accrued expenses and other current liabilities	(10,696)	19,368
Changes in noncurrent assets and liabilities	(9,788)	892

Net cash provided by operating activities	15,110	14,593

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,300)	(1,786)
Acquisition escrow	—	26,000
Purchases of property and equipment	(6,648)	(10,001)
Purchases of other long-term assets	(734)	(938)
Other, net	131	182

Net cash provided (used) by investing activities	(10,551)	13,457

Cash flows from financing activities:
Proceeds from issuance of shares	373	462
Net repayments of short-term debt obligations and revolving credit agreements classified as current liabilities	(52)	(215)
Borrowings from revolving credit agreements classified as non-current liabilities	90,400	23,500
Repayments of revolving credit agreements classified as non-current liabilities	(98,432)	(74,143)
Repayments of long-term debt obligations	(11,449)	(10,000)
Repayments of capital lease obligations	(1,788)	(2,263)
Cash dividends paid to noncontrolling interests stockholders	(2,413)	—
Other, net	614	67

Net cash used by financing activities	(22,747)	(62,592)

Effect of exchange differences on cash	(3,638)	4,048

Decrease in cash and cash equivalents	(21,826)	(30,494)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009 and $722 in 2008)	181,893	267,591

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,392 in 2009 and $0 in 2008)	$160,067	$237,097

Interest paid during the period	$1,505	$4,149
Income taxes paid during the period	5,210	6,881
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal business segments. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific and North America. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company, based upon revenues and volumes, and provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations and cash flows for the three-month periods ended March 31, 2009 and 2008.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2008, including the notes thereto, set forth in the Company’s 2008 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain amounts in the prior year have been reclassified to conform to current period presentation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Convertible debentures
Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This treatment impacts the accounting associated with the Company’s convertible debentures. The Company’s Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows have been adjusted to reflect the retrospective application of the provisions to prior periods.
Noncontrolling interests
Effective January 1, 2009, the Company adopted the provision of FASB Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The presentation of the Company’s Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows has been adjusted to reflect the retrospective application of the provisions to prior periods.
Business combinations
Effective January 1, 2009, the Company adopted the provision of SFAS No. 141(R), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS No. 141(R) also requires transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price.
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During the second quarter 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in stockholders’ equity and the Unaudited Consolidated Statements of Comprehensive Income (Loss) as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain, net in the Unaudited Consolidated Statements of Operations. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable, on the Company’s Unaudited Consolidated Statements of Operations is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with financial institutions it believes to be highly credit-worthy and does not use derivative instruments for trading or speculative purposes.
Additionally, effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires an entity to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 7, Derivative Instruments and Hedging Activities, for these disclosures and a further discussion of derivative instruments.
Fair value measurements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. Additionally, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Beginning January 1, 2009, the Company adopted the provisions for those nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries. See Note 9, Fair Value Measurements, for the required fair value disclosures.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of March 31, 2009, the Company’s money transfer settlement obligations were $31.3 million.
Investment in MoneyGram International, Inc.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the first quarter 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized $17.5 million in impairment losses associated with the investment and reversed the $0.6 million gain recorded as of December 31, 2007 in accumulated other comprehensive income. The investment was included in other current assets on the Company’s Unaudited Consolidated Balance

Sheets as of March 31, 2009 and December 31, 2008. During the first quarter 2008, the Company also recorded acquisition related expenses totaling $3.0 million, which are included in selling, general and administrative expenses.
Recent accounting pronouncements
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the requirements to measure contingencies acquired in a business combination at fair value, requiring that a contingency acquired in a business combination be initially measured at fair value on the acquisition date if fair value can be determined during the measurement period. Acquired contingencies whose fair value cannot be determined during the measurement period would be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount for that asset or liability can be reasonably estimated. FSP FAS 141(R)-1 is effective for Euronet beginning January 1, 2009, concurrent with the adoption of SFAS No. 141(R), and it did not have a material impact on the Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the annual fair value disclosures about financial instruments within the scope of FAS 107 to also be made in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for Euronet for the quarterly reporting period ending June 30, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Consolidated Financial Statements.
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
For the three-month periods ended March 31, 2009 and 2008, the Company incurred net losses; therefore, diluted loss per share is the same as basic loss per share for each period. For the three-month periods ended March 31, 2009 and 2008, the calculation of diluted loss per share excludes approximately 4,928,000 and 3,192,000, respectively, stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding. Additionally, for the three months ended March 31, 2008, the calculation of diluted loss per share excludes approximately 953,000 shares issuable in connection with acquisition obligations that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $59.2 million principal amount of 1.625% convertible debentures due 2024 and $175 million principal amount of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 1.8 million shares of Common Stock for the $59.2 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% and 3.50% convertible debentures was anti-dilutive for both three-month periods ended March 31, 2009 and 2008.
(4) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. The Company is in the process of selling the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 8, Segment Information, also reflect the reclassification of Essentis’s results to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenues	$1,424	$2,270
Loss before income taxes	$(93)	$(1,121)
Net loss	$(61)	$(813)

The Unaudited Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

		December 31,
(in thousands)	March 31, 2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,392	$552
Trade accounts receivable, net of allowance for doubtful accounts	1,243	2,187
Prepaid expenses and other current assets	826	990

Total current assets	3,461	3,729
Property and equipment, net of accumulated depreciation	419	427
Acquired intangible assets, net of accumulated amortization	971	991
Other assets, net of accumulated amortization	2,783	2,635

Total assets	$7,634	$7,782

LIABILITIES
Current liabilities
Trade accounts payable	$358	$250
Accrued expenses and other current liabilities	739	760
Deferred revenue	2,332	2,349

Total current liabilities	3,429	3,359
Deferred income taxes	611	624
Other long-term liabilities	3	3

Total liabilities	$4,043	$3,986

Net assets	$3,591	$3,796

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2009 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2008	$125,313	$488,305	$613,618
Increases (decreases):
Impairment	(1,111)	(8,773)	(9,884)
Amortization	(5,552)	—	(5,552)
Other (primarily changes in foreign currency exchange rates)	(2,422)	(14,727)	(17,149)

Balance as of March 31, 2009	$116,228	$464,805	$581,033

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2009, is expected to total $21.9 million for 2009, $21.4 million for 2010, $17.8 million for 2011, $15.6 million for 2012, $11.3 million for 2013 and $8.8 million for 2014.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2008 resulted in the Company recording an estimated non-cash goodwill impairment charge of $219.8 million in the fourth quarter of 2008 related to its RIA money transfer business and its Spanish prepaid business. Additionally, the Company recorded a non-cash impairment charge of $0.3 million in the fourth quarter of 2008 related to certain trade names and customer relationships of the RIA money transfer business. The Company completed the impairment testing in the first quarter of 2009 and recorded an additional non-cash goodwill impairment charge of $8.8 million and a $1.1 million non-cash impairment charge related to a money transfer intangible asset in the first quarter of 2009.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2009 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2008	$16,719	$288	$10,970	$66,548	$147,446	$132,000	$373,971
Increases (decreases):
Net borrowings (repayments)	(8,032)	(52)	(1,746)	(10,411)	—	(1,000)	(21,241)
Accretion	—	—	—	906	1,567	—	2,473
Capital lease interest	—	—	446			—	446
Foreign exchange gain	(175)	(150)	(1,218)	—	—	—	(1,543)

Balance at March 31, 2009	8,512	86	8,452	57,043	149,013	131,000	354,106

Less — current maturities	—	(1)	(3,685)	(57,043)	—	(1,900)	(62,629)

Long-term obligations at March 31, 2009	$8,512	$85	$4,767	$—	$149,013	$129,100	$291,477

In March 2009, the Company repurchased in privately negotiated transactions $10.8 million in principal amount of the 1.625% convertible debentures due 2024. During the three-months ended March 31, 2009, the Company repaid $1.0 million of the term loan, of which $0.5 million was a scheduled repayment. The remaining $0.5 million represents prepayment of amounts not yet due and along with the convertible debentures repurchase resulted in the Company recognizing a $0.1 million pre-tax loss on early retirement of debt.
As discussed in Note 2, Summary of Significant Accounting Policies and Practices, the Company adopted the provisions of FSP APB 14-1 which resulted in the adjustment of amounts previously reported for the Company’s convertible debentures. The 1.625% convertible debentures had principal amounts outstanding of $59.2 million and $70.0 million and unamortized discounts outstanding of $2.1 million and $3.5 million as of March 31, 2009 and December 31, 2008, respectively. The discount will be amortized through December 15, 2009. Contractual interest expense was $0.3 million and $0.6 million and discount accretion was $0.9 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The effective interest rate was 7.1% for the three months ended March 31, 2009 and 2008. The carrying amount of the equity portion was $32.3 million as of March 31, 2009 and December 31, 2008.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $26.0 million and $27.6 million as of March 31, 2009 and December 31, 2008, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $1.5 million and discount accretion was $1.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The effective interest rate was 8.4% for the three months ended March 31, 2009 and 2008. The carrying amount of the equity portion was $45.1 million as of March 31, 2009 and December 31, 2008.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan, which currently bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 200 basis points. The interest rate swap agreements are determined to be cash flow hedges and effectively convert $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements.
As of March 31, 2009, the Company had foreign currency forward contracts outstanding with a notional value of $41.1 million, primarily in euros, which had a weighted average remaining maturity of 2.8 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under SFAS No. 133. This is mainly due the relatively short duration of the contracts, typically 1 to 14 days, and the frequency which the Company enters into them.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per SFAS No. 133 and its fair value is recorded in the Unaudited Consolidated Balance Sheet.

Below are the tabular disclosures required by SFAS No. 161:

		Fair Values of Derivative
		Instruments
	Consolidated Balance Sheet		December 31,
(in thousands)	Location	March 31, 2009	2008
		Liability Derivatives

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps related to floating rate debt	Accrued expenses and other current liabilities	$(353)	$(830)

		Asset Derivatives

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$365	$433
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(124)	(155)

Total		$241	$278

		Liability Derivatives

Embedded derivative in foreign lease	Other long-term liabilities	$(569)	$—

Total derivatives		$(681)	$(552)

	Amount of Gain (Loss)
	Recognized in OCI on Derivative
	(Effective Portion)
	Three Months Ended March 31,
(in thousands)	2009	2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$477	$(751)

		Amount of Gain (Loss)
		Recognized in Income on
	Location of Gain (Loss)	Derivative
	Recognized in Income on	Three Months Ended March 31,
(in thousands)	Derivative	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(37)	$79
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	(569)	—
Total		$(606)	$79

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

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

In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.   The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$46,206	$134,523	$52,968	$—	$233,697

Operating expenses:
Direct operating costs	18,955	109,035	25,558	—	153,548
Salaries and benefits	7,012	6,424	11,820	3,340	28,596
Selling, general and administrative	4,147	4,542	8,815	1,564	19,068
Goodwill and acquired intangible asset impairment	—	—	9,884	—	9,884
Depreciation and amortization	4,182	3,646	4,762	313	12,903

Total operating expenses	34,296	123,647	60,839	5,217	223,999

Operating income (loss)	$11,910	$10,876	$(7,871)	$(5,217)	$9,698

	For the Three Months Ended March 31, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$48,236	$144,225	$52,332	$—	$244,793

Operating expenses:
Direct operating costs	21,737	117,856	26,345	—	165,938
Salaries and benefits	7,908	6,568	11,757	4,461	30,694
Selling, general and administrative	3,778	5,275	7,452	4,444	20,949
Depreciation and amortization	4,668	4,192	4,827	294	13,981

Total operating expenses	38,091	133,891	50,381	9,199	231,562

Operating income (loss)	$10,145	$10,334	$1,951	$(9,199)	$13,231

(9) FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

		Fair Value Measurements as of
		March 31, 2009 Using
		Quoted Prices	Signifcant
	Carrying	in Active	Other
	Value as of	Markets for	Observable
(in thousands)	March 31, 2009	Identical Assets	Inputs
Available-for-sale investment securities	$1,579	$1,579	$—
Interest rate swaps related to floating rate debt	(353)	—	(353)
Foreign currency derivative contracts	241	—	241
Embedded derivative in foreign lease	(569)	—	(569)
The Company values available for sale investment securities using quoted prices from the securities’ primary exchange. Interest rate swaps are valued using present value measurements based on the LIBOR swap rate, credit spreads and other relevant market conditions. Foreign currency derivative contracts are valued using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
Certain assets are measured at fair value on a non-recurring basis. For the three months ended March 31, 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge as discussed in Note 5, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company recorded a write-off of the remaining net book value of the intangible asset. The fair values of these assets are summarized in the following table:

		Fair Value Measurements	Total Losses for
	Carrying	as of March 31, 2009	the Three
	Value as of	Using Significant	Months Ended
(in thousands)	March 31, 2009	Unobservable Inputs	March 31, 2009
Goodwill	$258,831	$258,831	$(8,773)
Acquired intangible assets	—	—	(1,111)

			$(9,884)

(10) GUARANTEES
As of March 31, 2009, the Company had $43.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $8.3 million are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees in support of obligations of subsidiaries. As of March 31, 2009, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $17.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $25.7 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2009, the balance of ATM network cash for which the Company was responsible was approximately $240 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2009 or December 31, 2008.
(11) INCOME TAXES
The Company’s effective tax rates were (81%) and 359% for the three-month periods ended March 31, 2009 and 2008, respectively. The effective tax rates were significantly influenced by the goodwill and acquired intangible assets impairment charge and foreign currency exchange net loss for the first quarter 2009 and the impairment loss on investment securities and foreign currency exchange net gain for the first quarter 2008. Excluding foreign currency exchange results and the impairments to goodwill and acquired intangible assets and to investment securities from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 41.6% and 28.1% for the three months ended March 31, 2009 and 2008, respectively.
The increase in the effective tax rate, as adjusted, for the first quarter 2009 compared to the same period in 2008 was primarily related to the loss of certain tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges. Also, approximately $3.5 million of contract termination fees were recorded in India which has a tax rate that is higher than the Company’s weighted average effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of March 31, 2009, we operate in the following three principal business segments.
•	An EFT Processing Segment, which processes transactions for a network of 9,205 ATMs and approximately 56,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. We are one of the largest international providers of prepaid mobile airtime processing. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 421,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America.

•	A Money Transfer Segment, which provides global consumer to consumer money transfer services. We offer this service through a sending network of agents and Company-owned stores primarily in Europe and North America, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. Based on revenues and volumes, through this segment, we are the third-largest global money transfer company. The Money Transfer Segment originates and terminates transactions through a network of approximately 77,100 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 23 principal offices in Europe, six in North America, five in Asia Pacific and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 73% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 20% of total consolidated revenues for the first quarter 2009, are derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment — Revenues in the Prepaid Processing Segment, which represented approximately 57% of total consolidated revenues for the first quarter 2009, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, bill payment, money transfer and prepaid mobile content such as music, ringtones and games.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represents approximately 23% of total consolidated revenues for the first quarter 2009, are primarily derived through the charging of a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and company-owned stores in Europe and North America and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three-month periods ended March 31, 2009 and 2008 are summarized in the tables below:

	Revenues for the Three				Operating Income (Loss) for the
	Months Ended March 31,		Year-over-Year Change		Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
EFT Processing	$46,206	$48,236	$(2,030)	(4%)	$11,910	$10,145	$1,765	17%
Prepaid Processing	134,523	144,225	(9,702)	(7%)	10,876	10,334	542	5%
Money Transfer	52,968	52,332	636	1%	(7,871)	1,951	(9,822)	n/m

Total	233,697	244,793	(11,096)	(5%)	14,915	22,430	(7,515)	(34%)
Corporate services	—	—	—		(5,217)	(9,199)	3,982	(43%)

Total	$233,697	$244,793	$(11,096)	(5%)	$9,698	$13,231	$(3,533)	(27%)

n/m — Not meaningful.
Impact of changes in foreign currency exchange rates
Beginning in 2006 and through mid-2008, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. In the second half of 2008 and into the first quarter of 2009, the U.S. dollar strengthened significantly. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter 2009 are negatively impacted by the strengthening of the U.S. dollar. We estimate that, depending on the mix of countries and currencies, our operating income for the first quarter 2009 was diminished by approximately 35% to 40% when compared to the first quarter 2008 as a result of changes in foreign currency exchange rates. If applicable, we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three-month periods ended March 31, 2009 and 2008. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from first quarter 2008 to first quarter 2009 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Three Months	Three Months
	Ended March 31,	Ended March 31,	Decrease
Currency	2009	2008	Percent
Australian dollar	$0.665	$0.905	(27%)
British pound	1.438	1.977	(27%)
euro	1.306	1.499	(13%)
Indian rupee	0.020	0.025	(20%)
Polish zloty	0.291	0.419	(31%)

COMPARISON OF OPERATING RESULTS FOR THE THREE- MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2009 and 2008 for our EFT Processing Segment:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$46,206	$48,236	$(2,030)	(4%)

Operating expenses:
Direct operating costs	18,955	21,737	(2,782)	(13%)
Salaries and benefits	7,012	7,908	(896)	(11%)
Selling, general and administrative	4,147	3,778	369	10%
Depreciation and amortization	4,182	4,668	(486)	(10%)

Total operating expenses	34,296	38,091	(3,795)	(10%)

Operating income	$11,910	$10,145	$1,765	17%

Transactions processed (millions)	159.5	168.4	(8.9)	(5%)
ATMs as of March 31	9,205	11,917	(2,712)	(23%)
Average ATMs	9,397	11,771	(2,374)	(20%)
Discontinued operations
During the second quarter 2008, we decided to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity previously included in the EFT Processing Segment, in order to focus our investments and resources on our transaction processing businesses. We are in the process of selling the business. Accordingly, the results of operations for Essentis are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented and have been excluded from the table above.
Revenues
Our revenues for the first quarter 2009 decreased compared to the first quarter 2008 primarily due to the strengthening of the U.S. dollar in the first quarter 2009 compared to the first quarter 2008 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. Additionally, the decrease in the number of ATMs operated, which is primarily due to the expiration or termination of ATM services contracts discussed in more detail in the following paragraphs, contributed to our revenue decrease. Partly offsetting these decreases were contract termination fees totaling $4.4 million and increases in revenues primarily associated with our operations in India and our software business. The increase in revenues in the first quarter 2009 associated with our software business was primarily due to the sale of a significant license to an entity in which Euronet has a 10% stake.
Average monthly revenue per ATM was $1,639 for the first quarter 2009, compared to $1,366 for the first quarter 2008 and revenue per transaction was $0.29 for both the first quarter 2009 and 2008. The increase in revenue per ATM is generally the result of the non-recurring contract termination fees discussed above and the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008. The U.K. contract involved processing services only, with very little associated costs and, therefore, had lower-than-average revenue per ATM. As of March 31, 2008, we were providing processing services for approximately 2,400 ATMs under this contract prior to its expiration. Partly offsetting the improvement in average revenue per ATM is the addition of ATMs in India and China, where revenues per ATM have been historically lower than Central and Eastern Europe (due to lower labor costs).
Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs may result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation in the banking industry could make this process less predictable.

Our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect to be regularly engaged in discussions with one or more of our customer banks to either obtain renewal of, or restructure, our ATM outsourcing agreements. During the fourth quarter 2008 and first quarter 2009, certain customer contracts were terminated or expired, resulting in a decrease of approximately 1,700 ATMs. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
For contracts that we are able to renew, as was the case for contract renewals in Romania and Greece in prior years, we expect customers to seek rate concessions or up-front payments because of the greater availability of alternative processing solutions in many of our markets now, as compared to when we originally entered into the contracts. Excluding the expiring or terminated contracts discussed above, we have been able to renew or extend most of the remaining contracts that came up for renewal in 2008 or were due to expire in 2009. While we have been successful in many cases in obtaining new terms that preserve the same level of earnings arising from the agreements, we have not been successful in all cases and, therefore, we expect to experience reductions in revenues in future quarters arising from the expiration or restructuring of agreements.
For the contracts that expired during the fourth quarter 2008 and first quarter 2009, excluding the substantial termination fees described above, we estimate that the impact to 2009 will be a reduction in revenues of approximately $15 million to $16 million, resulting in reduced operating income of approximately $3 million to $4 million. We cannot be sure we will have sufficient revenues from new contracts to offset potential revenue reductions from expired or restructured agreements.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The decrease in direct operating costs for the first quarter 2009, compared to the first quarter 2008, is attributed to the impact of the strengthening U.S. dollar and the decrease in the number of ATMs under operation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, increased to $27.3 million for the first quarter 2009 from $26.5 million for the first quarter 2008. This increase is mainly attributable to the contract termination fee revenues discussed above, partly offset by the impact of the strengthening U.S. dollar. Gross profit as a percentage of revenues (“gross margin”) was 59% for the first quarter 2009 compared to 55% for the first quarter 2008 mainly as a result of the non-recurring contract termination fees discussed above, partly offset by increased contributions of our subsidiaries in India and China, which have historically earned a lower gross margin than our other operations.
Salaries and benefits
The decrease in salaries and benefits for the first quarter 2009 compared to the first quarter 2008 was primarily due to the impact of the strengthening U.S. dollar discussed above, partly offset by increased staffing costs to support growth in ATMs managed in India and China as well as costs resulting from general merit increases awarded to employees. As a percentage of revenues these costs decreased to 15% of revenues for the first quarter 2009 compared to 16% for the first quarter 2008.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter 2009 compared to the first quarter 2008 is due primarily to increased expenses incurred in connection with growth in India and China and in our cross-border merchant processing and acquiring business. Partly offsetting these increases is the impact of the strengthening U.S. dollar discussed above. As a percentage of revenues, selling, general and administrative expenses were 9% for the first quarter 2009 compared to 8% for the first quarter 2008.
Depreciation and amortization
The decrease in depreciation and amortization expense for the first quarter 2009 compared to the first quarter 2008 is due primarily to the impact of the strengthening U.S. dollar described above. As a percentage of revenues, depreciation and amortization expense was 9% of revenues for the first quarter 2009 compared to 10% for the same period in 2008.

Operating income
The increase in operating income was primarily due to the substantial contract termination revenues described above, partly offset by the impact of the strengthening U.S. dollar. Operating income as a percentage of revenues for the first quarter 2009 was 26%, compared to 21% for the first quarter 2008, and operating income per transaction was $0.07 for the first quarter 2009, compared to $0.06 per transaction for the first quarter 2008.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2009 and 2008 for our Prepaid Processing Segment:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$134,523	$144,225	$(9,702)	(7%)

Operating expenses:
Direct operating costs	109,035	117,856	(8,821)	(7%)
Salaries and benefits	6,424	6,568	(144)	(2%)
Selling, general and administrative	4,542	5,275	(733)	(14%)
Depreciation and amortization	3,646	4,192	(546)	(13%)

Total operating expenses	123,647	133,891	(10,244)	(8%)

Operating income	$10,876	$10,334	$542	5%

Transactions processed (millions)	184.3	167.3	17.0	10%
Revenues
The decrease in revenues for first quarter 2009 compared to first quarter 2008 was primarily due to the strengthening of the U.S. dollar in the first quarter 2009 compared to the same period in 2008 relative to most of the currencies of the countries in which we operate, particularly the Australian dollar and British pound. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. This decrease was partly offset by an increase in total transactions processed, led by improvements in Australia, Germany and the U.S. Our Australian subsidiary enhanced its market position in the first quarter 2009 by signing an exclusive, long-term distribution agreement with Vodafone Australia. The agreement strengthens our existing relationship with Vodafone and preserves our gross margins during the term of the agreement.
In certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially or revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth to be derived from: (i) additional products sold over the base of prepaid processing terminals, (ii) developing markets or markets in which there is organic growth in the prepaid sector overall, (iii) continued conversion from scratch cards to electronic top-up in less mature markets, and (iv) acquisitions, if available.
Revenues per transaction decreased to $0.73 for the first quarter 2009 from $0.86 for the first quarter 2008 primarily due to the impact of the strengthening U.S. dollar.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The decrease in direct operating costs is generally attributable to the impact of the strengthening U.S. dollar, partly offset by the increase in total transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $25.5 million for the first quarter 2009 compared to $26.4 million for the first quarter 2008. Gross margin increased slightly to 19% for the first quarter 2009 compared to 18% for the first quarter 2008 and gross profit per transaction decreased to $0.14 for the first quarter 2009 compared to $0.16 for the first quarter 2008. The primary cause of the reduction in gross profit per transaction is the impact of the strengthening U.S. dollar.
Salaries and benefits
The decrease in salaries and benefits for first quarter 2009 compared to the first quarter 2008 is primarily due to the impact of the strengthening U.S. dollar, partly offset by additional overhead to support development in new and growing markets. As a percentage of revenues, salaries and benefits increased to 4.8% for first quarter 2009 from 4.6% for first quarter 2008.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter 2009 compared to the first quarter 2008 is due to the impact of the strengthening U.S. dollar, partly offset by additional overhead to support development in other new and growing markets. As a percentage of revenues, these expenses decreased to 3.4% for first quarter 2009 from 3.7% for the first quarter 2008.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the first quarter 2009 compared to the first quarter 2008 mainly due to the impact of the strengthening U.S. dollar. As a percentage of revenues, these expenses decreased to 2.7% for the first quarter 2009 from 2.9% for the first quarter 2008.
Operating income
The improvement in operating income for 2009 compared to 2008 was due to the growth in transactions processed, partly offset by the impact of foreign currency translations to the U.S. dollar.
Operating income as a percentage of revenues was 8.1% for the first quarter 2009 compared to 7.2% for the first quarter 2008. The increase is primarily due to the increase in transactions processed and the associated leveraging of fixed costs. Operating income per transaction remained flat at $0.06 for both first quarter 2009 and 2008 reflecting the leveraging of fixed costs offsetting the negative impact of the strengthening U.S. dollar.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three-month periods ended March 31, 2009 and 2008 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$52,968	$52,332	$636	1%

Operating expenses:
Direct operating costs	25,558	26,345	(787)	(3%)
Salaries and benefits	11,820	11,757	63	1%
Selling, general and administrative	8,815	7,452	1,363	18%
Goodwill and acquired intangible assets impairment	9,884	—	9,884	n/m
Depreciation and amortization	4,762	4,827	(65)	(1%)

Total operating expenses	60,839	50,381	10,458	21%

Operating income (loss)	$(7,871)	$1,951	$(9,822)	n/m

Transactions processed (millions)	4.0	3.8	0.2	5%

n/m — Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenue per transaction decreased to $13.24 for the first quarter 2009 from $13.77 for the first quarter 2008. The growth rate of revenues lagged the transaction growth rate largely as a result of the impact of the strengthening U.S. dollar. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. This decrease was partly offset by a strong increase in transfers from non-U.S. locations which generally have higher-than-average revenue per transaction. For the first quarter 2009, 65% of our money transfers were initiated in the U.S., 32% in Europe and 3% in other countries, such as Canada and Australia. This compares to 70% initiated in the U.S., 28% initiated in Europe and 2% initiated in other countries for the first quarter 2008. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived largely from non-U.S. initiated sources.
The increase in revenues for the first quarter 2009 compared to the first quarter 2008 is primarily due to an increase in the number of transactions processed, partly offset by the negative impact of the strengthening U.S. dollar. For the first quarter 2009, money transfers to Mexico, which represented 27% of total money transfers, decreased by 12% while transfers to all other countries increased 15% when compared to the first quarter 2008. The increase in transfers to all other countries was due to the expansion of our operations and continued growth in immigrant worker populations. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank and other fees to collect money from originating agents. While direct operating costs generally increase or decrease by a similar percentage as transactions, growth in transactions has exceeded the change in direct costs due to a greater growth rate for Company-owned stores than for agents along with the impact of the strengthening U.S. dollar.

Gross profit
Gross profit, which represents revenues less direct costs, was $27.4 million for the first quarter 2009 compared to $26.0 million for the first quarter 2008. This improvement is primarily due to the growth in money transfer transactions, particularly in Company-owned stores discussed above. As discussed above, certain competitors have been lowering transaction fees and foreign currency exchange spreads in the U.S. market as a result of the economic factors and immigration developments impacting the U.S. market. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share. Gross margin as a percentage of revenues was 52% for the first quarter 2009 compared to 50% for the first quarter 2008. The improvement primarily reflects the strong growth in transaction volume in our more profitable non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. While salaries and benefits were basically flat for the first quarter 2009 compared to the first quarter 2008, the impact of the strengthening U.S. dollar offset the increased expenditures we incurred to support expansion of our operations, primarily internationally.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for the first quarter 2009 compared to the first quarter 2008 is primarily the result of increased expenditures to support expansion of our operations, primarily internationally, partly offset by the impact of the strengthening U.S. dollar.
Goodwill and acquired intangible assets impairment
In the fourth quarter of 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” This charge was an estimate based on the assessment performed up to the filing date of our 2008 Annual Report on Form 10-K. We completed the assessment in the first quarter of 2009 and recorded an additional $9.9 million non-cash impairment charge in the first quarter of 2009. Should the current economic crisis worsen or should other factors cause us to significantly lower our cash flow projections for our money transfer business, we will need to reassess the business for further possible impairment. See Note 5, Goodwill and Acquired Intangible Assets, Net, to the Unaudited Consolidated Financial Statements for a further discussion of this charge.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. While depreciation and amortization was essentially flat for the first quarter 2009 compared to the first quarter 2008, the impact of the strengthening U.S. dollar offset increased charges related to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores.
Operating income
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first quarter 2009 was flat compared to the first quarter 2008. This reflects the growth in transactions processed, mainly those originated in non-U.S. locations, which was offset by the impact of the strengthening U.S. dollar and costs to expand internationally, as discussed in more detail in the sections above.

CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2009 and 2008 for Corporate Services:

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Salaries and benefits	$3,340	$4,461	$(1,121)	(25%)
Selling, general and administrative	1,564	4,444	(2,880)	(65%)
Depreciation and amortization	313	294	19	6%

Total operating expenses	$5,217	$9,199	$(3,982)	(43%)

Corporate operating expenses
Operating expenses for Corporate Services decreased substantially for the first quarter 2009 compared to the first quarter 2008. The decrease in salaries and benefits is primarily the result of the first quarter 2009 reversal of share-based compensation related to certain performance-based stock awards and severance costs related to certain senior level positions incurred in the first quarter 2008. The decrease in selling, general and administrative expenses was due primarily to the first quarter 2008 write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram.
OTHER EXPENSE, NET

	Three Months Ended
	March 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Interest income	$969	$3,808	$(2,839)	(75%)
Interest expense	(7,067)	(9,888)	2,821	(29%)
Income from unconsolidated affiliates	518	243	275	113%
Impairment loss on investment securities	—	(17,502)	17,502	(100%)
Loss on early retirement of debt	(103)	(155)	52	(34%)
Foreign currency exchange gain (loss), net	(10,591)	13,077	(23,668)	(181%)

Other expense, net	$(16,274)	$(10,417)	$(5,857)	56%

Interest income
The decrease in interest income for the first quarter 2009 from the first quarter 2008 was primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand between the respective periods. Additionally, $1.2 million was recognized in the first quarter 2008 for interest related to the federal excise tax refund recorded in the fourth quarter 2007.
Interest expense
The decrease in interest expense for the first quarter 2009 from the first quarter 2008 was primarily related to the reductions in debt from scheduled and early repayments on our term loan and repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decrease in interest expense is also due to lower interest rates on our floating-rate debt obligations in the first quarter 2009 compared to the first quarter 2008.
Income from unconsolidated affiliates Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in e-pay Malaysia and our 49% investment in Euronet Middle East. The increase in income is mainly the result of improved profitability of both affiliates.

Unrealized loss on investment securities
During the first quarter 2008, the value of our investment in MoneyGram declined and the decline was determined to be other than temporary. Accordingly, we recognized a $17.5 million impairment loss.
Loss on early retirement of debt
In March 2009, we repurchased in privately negotiated transactions $10.8 million in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.1 million for the first quarter 2009 represents the difference in the amounts paid for the convertible debentures over their carrying amounts as well as the pro-rata write-off of deferred financing costs associated with the portion of the term loan that was prepaid during the first quarter 2009. The $0.2 million loss for the first quarter 2008 is associated with term loan amount that was prepaid during the first quarter 2008. We expect to continue to use available cash flows to prepay amounts outstanding under the term loan and to repurchase the 1.625% convertible debentures if attractive terms are available.
Net foreign currency exchange gain (loss), net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of either the entity making or receiving the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency loses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange loss of $10.6 million in the first quarter 2009 and a net foreign currency gain of $13.1 million in the first quarter 2008. During the first quarter 2009, the U.S. dollar strengthened against most of the currencies of the countries in which we operate, creating realized and unrealized foreign currency exchange losses. This compares to the first quarter 2008, when the U.S. dollar weakened against these currencies and we, therefore, recorded realized and unrealized foreign currency exchange gains.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008
Income (loss) from continuing operations before income taxes	(6,576)	2,814
Income tax expense	5,317	10,087

Loss from continuing operations	$(11,893)	$(7,273)

Effective income tax rate	(80.9%)	358.5%

Income (loss) from continuing operations before income taxes	$(6,576)	$2,814
Adjust: Foreign currency exchange gain (loss), net	(10,591)	13,077
Adjust: Goodwill and acquired intangible assets impairment	(9,884)	—
Adjust: Impairment loss on investment securities	—	(17,502)

Income from continuing operations before income taxes, foreign currency exchange gain (loss), net and impairment charges	$13,899	$7,239

Income tax expense	$5,317	$10,087
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	(470)	8,054

Income tax expense, as adjusted	$5,787	$2,033

Effective income tax rate, as adjusted	41.6%	28.1%

Our effective tax rates were (81%) and 359% for the three-month periods ended March 31, 2009 and 2008, respectively. The effective tax rates were significantly influenced by the goodwill and acquired intangible assets impairment charge and foreign currency exchange net loss for the first quarter 2009 and the impairment loss on investment securities and foreign currency exchange net gain for the first quarter 2008. Excluding foreign currency exchange results and the impairment charges from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 41.6% and 28.1% for the three months ended March 31, 2009 and 2008, respectively.
The increase in the effective tax rate, as adjusted, for the first quarter 2009 compared to the same period in 2008 was primarily related to the loss of certain tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges. Also, approximately $3.5 million of contract termination fees were recorded in India which has a tax rate that is higher than our weighted average effective tax rate.
OTHER
Discontinued operations, net
During the second quarter 2008, we decided to sell Essentis in order to focus our investments and resources on our transaction processing businesses. We are in the process of selling the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.3 million and $0.6 million for first quarter 2009 and 2008, respectively. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned. Our subsidiaries which are not wholly-owned are summarized in the table below:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	Prepaid - Spain
e-pay SRL	51%	Prepaid - Italy
ATX	51%	Prepaid - various
Euronet China	75%	EFT - China
NET LOSS ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net loss attributable to Euronet Worldwide, Inc. was $12.3 million for the first quarter 2009 compared to $8.6 million for the first quarter 2008. As more fully discussed above, the increased loss of $3.7 million was primarily the result of the $23.7 million increase in foreign currency losses and the $3.5 million decrease in operating income. These were partly offset by the $17.5 million first quarter 2008 unrealized loss on investment securities along with a $4.8 million decrease in income tax expense, a $0.8 million decrease in loss from discontinued operations and other items totaling $0.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2009, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $80.1 million, compared to working capital of $99.1 million as of December 31, 2008. Our ratio of current assets to current liabilities was 1.16 at March 31, 2009, compared to 1.17 as of December 31, 2008. The decrease in working capital was due primarily to the use of cash to reduce revolving credit facility borrowings.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of March 31, 2009, working capital in the Money Transfer Segment was $42.5 million. We expect that working capital needs will increase as we expand this business. The Prepaid Processing Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $15.1 million for the first quarter 2009 compared to $14.6 million for the first quarter 2008. The slight increase was primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment and improved operating results adjusted for non-cash items, partly offset by amounts paid to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Investing activity cash flow
Cash flows used by investing activities were $10.6 million for the first quarter 2009, compared to cash flows provided of $13.5 million for the first quarter 2008. Our investing activities include $6.6 million and $10.0 million for purchases of property and equipment in the first quarter 2009 and 2008, respectively. Additionally, first quarter 2009 included $3.3 million in cash used for acquisitions compared to $1.8 million for the first quarter 2008. Our investing activities for the first quarter 2008 consisted of the return of $26 million we placed in escrow in first quarter 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Finally, cash used for software development and other investing activities totaled $0.6 million and $0.8 million in the first quarter 2009 and 2008, respectively.
Financing activity cash flow
Cash flows used by financing activities were $22.7 million during the first quarter 2009 compared to $62.6 million during the first quarter 2008. Our financing activities for the first quarter of 2009 consisted primarily of net repayments of debt obligations of $21.3 million compared to $63.1 million in first quarter 2008. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first quarter 2009 we had a total of $90.4 million in borrowings and $98.4 million in repayments under our revolving credit facility. During the first quarter 2009, we paid $11.4 million for repayments and early retirements of debt obligations.and $1.8 million for capital lease obligations. Additionally, we paid $2.4 million of dividends to noncontrolling interests stockholders in the first quarter 2009. Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — To finance the acquisition of RIA in the second quarter 2007, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay 1% of the outstanding balance each year, with the remaining balance payable after seven years. We estimate that we will be able to repay the term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans.
During February 2009, we entered into Amendment No. 2 to the Credit Facility to, among other things, (i) provide us the right under the Credit Facility to (a) repurchase the remaining $70 million of 1.625% Convertible Senior Debentures Due 2024 then outstanding and (b) repurchase our 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions or provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. Additionally, the lenders acknowledged that we have sufficient liquidity with respect to the December 15, 2009 repurchase date for the 1.625% Convertible Senior Debentures. Furthermore, in February 2009, our Board of Directors authorized the repurchase of up to $70 million of the 1.625% Convertible Senior Debentures, from time to time, in open market or privately negotiated purchases. We incurred costs of approximately $1.5 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
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
We may be required to repay our obligations under the Credit Facility six months before any potential repurchase dates, the first being October 15, 2012, under our $175 million 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity to meet repayment requirements (as determined by the administrative agent and the lenders). The Credit Facility contains four financial covenants that we must meet as defined in the agreement: (1) total debt to EBITDA ratio, (2) senior secured debt to EBITDA ratio, (3) EBITDA to fixed charge coverage ratio and (4) minimum Consolidated Net Worth. These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro forma debt covenant compliance.
As of March 31, 2009, we had borrowings of $131.0 million outstanding against the term loan. We had borrowings of $8.5 million and stand-by letters of credit of $30.0 million outstanding against the revolving credit facility. The remaining $61.5 million under the revolving credit facility ($86.5 million if the facility were increased to $125.0 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. Our weighted average interest rate under the revolving credit facility as of March 31, 2009 was 4.7%.
Short-term debt obligations — Short-term debt obligations at March 31, 2009 were primarily the $57.0 million 1.625% Convertible Senior Debentures Due 2024 as the holders have the option to require us to repurchase their debentures at par on December 15, 2009, and the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were no borrowings outstanding against these facilities as of March 31, 2009.

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
We also have $59.2 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 1.8 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Unless the price of our Common Stock appreciates substantially before December 2009, we believe it is likely that the holders of the debentures will exercise this option effective December 15, 2009. Based upon our current expectations, we believe we will have sufficient cash available to fund the potential $59.2 million purchase price using our cash currently on hand, cash flows we expect to generate through December 2009 and amounts we expect to be available to borrow under our revolving credit facility. However, if our capital resources are insufficient to meet these obligations, we may be required to seek additional debt or equity financing.
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
Other uses of capital
Payment obligations related to acquisitions - We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller disputed this conclusion and initiated arbitration as provided for in the purchase agreement. A global public accounting firm was engaged as an independent expert to review the results of the computation, but procedures for such review have never been commenced, principally because the seller is in a bankruptcy proceeding. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash of a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller.
Capital expenditures and needs — Total capital expenditures for the first quarter 2009 were $6.7 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2009 are currently estimated to be approximately $35 million to $45 million.
In the Prepaid Processing Segment, approximately 100,000 of the approximately 421,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations. In the event we were to require additional debt financing in the future, the severe liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing indebtedness or effectively operate or materially expand our business in the future.

Other trends and uncertainties
Cross border merchant processing and acquiring — In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $7.8 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We incurred $1.0 million in operating losses related to this business in the first quarter 2009 and currently expect to incur approximately $3.0 million to $4.0 million in operating losses for the full year 2009.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2009, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2009. See also Note 10, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of March 31, 2009, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, is the net reduction of $19.4 million of principal on long-term debt through repayment of debt and repurchases of debentures.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the requirements to measure contingencies acquired in a business combination at fair value, requiring that a contingency acquired in a business combination be initially measured at fair value on the acquisition date if fair value can be determined during the measurement period. Acquired contingencies whose fair value cannot be determined during the measurement period would be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount for that asset or liability can be reasonably estimated. FSP FAS 141(R)-1 is effective for Euronet beginning January 1, 2009, concurrent with the adoption of SFAS No. 141(R), and it did not have a material impact on the Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the annual fair value disclosures about financial instruments within the scope of FAS 107 to also be made in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for Euronet for the quarterly reporting period ending June 30, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:
•	trends affecting our business plans, financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	Our ability to repay indebtedness;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2009, our total debt outstanding was $354.1 million. Of this amount, $206.1 million, or 58% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. The $59.2 million principal amount of contingent convertible debentures, issued in December 2004 accrue cash interest at a rate of 1.625% of the principal amount per annum. Based on quoted market prices, as of March 31, 2009, the fair value of our fixed rate convertible debentures was $183.9 million, compared to a carrying value of $206.1 million.
Through the use of interest rate swap agreements, $50.0 million of our variable rate term debt has been effectively converted to a fixed rate of 7.3% through May 29, 2009. As of March 31, 2009, the unrealized loss on the interest rate swap agreements was $0.4 million. Interest expense for our total $256.1 million in fixed rate debt totals approximately $21.3 million per year, or a weighted average interest rate of 8.3% annually. Additionally, approximately $8.5 million, or 2% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2009 and 2014.
After the interest rate swap agreement expires in the second quarter, the remaining $139.5 million, or 39% of our total debt obligations, relates to debt that will accrue interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.3 million. This computation excludes the potential $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first quarter 2009, 73% of our revenues were generated in non-U.S. dollar countries compared to 75% for the first quarter 2008. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily to the euro, British pound, Australian dollar and Polish zloty. As of March 31, 2009, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2009, we had foreign currency forward contracts outstanding with a notional value of $41.1 million, primarily in euros that were not designated as hedges and mature in a weighted average of 2.8 days. The fair value of these forward contracts as of March 31, 2009 was an unrealized gain of approximately $0.2 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Quarterly Report.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
Risks Related to Our Business
Our prepaid mobile airtime top-up and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level.
In our Prepaid Processing Segment, we contract with retailers who accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile airtime, whether as a result of fraud, insolvency or otherwise, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. We can provide no assurance that retailer fraud or insolvency will not increase in the future or that any proceeds we receive under our credit enhancement insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.
With respect to our money transfer business, our business is primarily conducted through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn we collect from the agents the proceeds due to us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. Additionally, our Company-owned stores transact a significant amount of business in cash. Although we have safeguards in place, cash transactions have a higher exposure to fraud and theft than other types of transactions. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts, or the loss of cash in our stores could have a material adverse effect on our business, financial condition and results of operations.
Increases in taxes could negatively impact our operating results.
As a result of the current economic downturn, tax receipts have decreased and/or government spending has increased in many of the countries in which we operate. Consequently, governments may increase tax rates or implement new taxes in order to compensate for gaps between tax revenues and expenditures. Additionally, governments may prohibit or restrict the use of certain legal structures designed to minimize taxes. Any such tax increases, whether borne by us or our customers, could negatively impact our operating results or the demand for our products.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended March 31, 2009, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 861 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

Total Number
of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share (1)	Programs	Programs
January 1 — January 31	861	$11.61	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description
10.1	Employment Agreement dated December 2, 1997 between Euronet Services GmbH and Roger Heinz, Senior Vice President — Managing Director, Europe EFT Processing Segment (1) (2)

10.2	Amendment No. 2 to the Credit Agreement dated February 18, 2009 (execution copy) (1)

10.3	2006 Stock Incentive Plan, as amended (1) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (1)

32.2	Section 906 Certification of Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2009

By:	/s/ MICHAEL J. BROWN Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER Rick L. Weller
Chief Financial Officer