Form 10-Q
period 2009-06-30
EURONET WORLDWIDE INC
filed 2009-08-10
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2009 was 50,650,787 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	As of
		December 31,
	June 30, 2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$160,516	$181,341
Restricted cash	112,577	131,025
Inventory — PINs and other	53,933	61,279
Trade accounts receivable, net of allowances for doubtful accounts of $10,046 at June 30, 2009 and $9,445 at December 31, 2008	243,075	261,084
Deferred income taxes, net	8,196	8,539
Prepaid expenses and other current assets	39,205	35,352
Current assets of discontinued operations	3,046	3,729

Total current assets	620,548	682,349

Property and equipment, net of accumulated depreciation of $139,220 at June 30, 2009 and $125,258 at December 31, 2008	94,730	89,532
Goodwill	492,448	488,305
Acquired intangible assets, net of accumulated amortization of $75,906 at June 30, 2009 and $62,920 at December 31, 2008	120,871	125,313
Deferred income taxes, net	38,273	40,465
Other assets, net of accumulated amortization of $17,835 at June 30, 2009 and $15,785 at December 31, 2008	36,806	20,628
Non-current assets of discontinued operations	5,019	4,053

Total assets	$1,408,695	$1,450,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$218,323	$245,671
Accrued expenses and other current liabilities	221,371	223,814
Current portion of capital lease obligations	3,866	4,614
Short-term debt obligations and current maturities of long-term debt obligations	45,063	68,646
Income taxes payable	20,791	16,590
Deferred income taxes	6,019	5,592
Deferred revenue	12,789	14,914
Current liabilities of discontinued operations	2,988	3,359

Total current liabilities	531,210	583,200

Debt obligations, net of current portion	283,823	294,355
Capital lease obligations, net of current portion	4,371	6,356
Deferred income taxes	57,608	62,905
Other long-term liabilities	8,392	7,919

Total liabilities	885,404	954,735

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 50,868,508 issued at June 30, 2009 and 50,605,909 issued at December 31, 2008	1,017	1,012
Additional paid-in-capital	735,245	729,907
Treasury stock, at cost, 242,649 shares at June 30, 2009 and 225,072 shares at December 31, 2008	(1,063)	(784)
Accumulated deficit	(230,210)	(233,456)
Restricted reserve	1,028	996
Accumulated other comprehensive income (loss)	10,529	(9,350)

Total Euronet Worldwide, Inc. stockholders’ equity	516,546	488,325
Noncontrolling interests	6,745	7,585

Total equity	523,291	495,910

Total liabilities and equity	$1,408,695	$1,450,645

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
EFT Processing Segment	$45,592	$52,361	$91,798	$100,597
Prepaid Processing Segment	145,253	152,633	279,776	296,858
Money Transfer Segment	57,769	59,456	110,737	111,788

Total revenues	248,614	264,450	482,311	509,243

Operating expenses:
Direct operating costs	165,053	179,425	318,601	345,363
Salaries and benefits	31,085	33,064	59,681	63,758
Selling, general and administrative	20,911	20,050	39,979	40,999
Goodwill and acquired intagible assets impairment	—	—	9,884	—
Depreciation and amortization	13,541	14,613	26,444	28,594

Total operating expenses	230,590	247,152	454,589	478,714

Operating income	18,024	17,298	27,722	30,529

Other income (expense):
Interest income	885	2,092	1,854	5,900
Interest expense	(6,653)	(9,138)	(13,720)	(19,026)
Income from unconsolidated affiliates	516	238	1,034	481
Impairment loss on investment securities	—	(1,258)	—	(18,760)
Loss on early retirement of debt	(150)	(91)	(253)	(246)
Foreign currency exchange gain (loss), net	9,650	(378)	(941)	12,699

Other income (expense), net	4,248	(8,535)	(12,026)	(18,952)

Income from continuing operations before income taxes	22,272	8,763	15,696	11,577
Income tax expense	(6,397)	(1,662)	(11,714)	(11,749)

Income (loss) from continuing operations	15,875	7,101	3,982	(172)

Discontinued operations, net	146	(496)	85	(1,309)

Net income (loss)	16,021	6,605	4,067	(1,481)
Less: Net income attributable to noncontrolling interests	(477)	(673)	(821)	(1,236)

Net income (loss) attributable to Euronet Worldwide, Inc.	$15,544	$5,932	$3,246	$(2,717)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$0.31	$0.13	$0.06	$(0.03)
Discontinued operations	—	(0.01)	—	(0.03)

Total	$0.31	$0.12	$0.06	$(0.06)

Basic weighted average shares outstanding	50,425,261	48,916,432	50,358,983	48,862,196

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$0.30	$0.13	$0.06	$(0.03)
Discontinued operations	—	(0.01)	—	(0.03)

Total	$0.30	$0.12	$0.06	$(0.06)

Diluted weighted average shares outstanding	51,240,221	50,575,414	50,821,373	48,862,196

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$16,021	$6,605	$4,067	$(1,481)

Other comprehensive income (loss), net of tax:

Translation adjustment	39,736	3,419	18,123	35,906
Unrealized gain (loss) on interest rate swaps	353	724	830	(27)
Gain (loss) on investment securities	803	—	1,030	(572)

Comprehensive income	56,913	10,748	24,050	33,826
Comprehensive income attributable to noncontrolling interests	(825)	(644)	(925)	(1,972)

Comprehensive income attributable to Euronet Worldwide, Inc.	$56,088	$10,104	$23,125	$31,854

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$4,067	$(1,481)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,444	29,063
Share-based compensation	3,825	5,618
Unrealized foreign exchange (gain) loss, net	1,000	(12,693)
Non-cash impairment of goodwill and acquired intangible assets	9,884	—
Non-cash impairment of investment securities	—	18,760
Deferred income tax expense (benefit)	(2,679)	752
Income from unconsolidated affiliates	(1,034)	(481)
Accretion of convertible debentures discount and amortization of debt issuance costs	5,855	7,630

Changes in working capital, net of amounts acquired:
Income taxes payable, net	3,472	(557)
Restricted cash	32,460	36,971
Inventory — PINs and other	8,857	(1,824)
Trade accounts receivable	28,577	2,978
Prepaid expenses and other current assets	(2,684)	10,054
Trade accounts payable	(37,890)	(85,682)
Deferred revenue	(1,896)	(490)
Accrued expenses and other current liabilities	(18,956)	48,993
Changes in noncurrent assets and liabilities	(9,284)	55

Net cash provided by operating activities	50,018	57,666

Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,016)	(3,457)
Purchases of property and equipment	(16,783)	(21,223)
Purchases of other long-term assets	(1,360)	(1,799)
Acquisition escrow	—	26,000
Other, net	(270)	762

Net cash provided by (used in) investing activities	(28,429)	283

Cash flows from financing activities:
Proceeds from issuance of shares	888	1,007
Net repayments of short-term debt obligations and revolving
credit agreements classified as current liabilities	(199)	(78)
Borrowings from revolving credit agreements classified as non-current liabilities	285,400	29,300
Repayments of revolving credit agreements classified as non-current liabilities	(297,219)	(84,943)
Repayments of long-term debt obligations	(27,083)	(15,000)
Repayments of capital lease obligations	(3,149)	(4,165)
Cash dividends paid to noncontrolling interests stockholders	(2,413)	—
Other, net	(613)	(399)

Net cash used in financing activities	(44,388)	(74,278)

Effect of exchange differences on cash	2,508	4,645

Decrease in cash and cash equivalents	(20,291)	(11,684)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009 and $722 in 2008)	181,893	267,591

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,086 in 2009 and $300 in 2008)	$161,602	$255,907

Interest paid during the period	$7,162	$11,665
Income taxes paid during the period	11,805	10,464
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal business segments. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific and North America. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes, and provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations for the three- and six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2008, including the notes thereto, set forth in the Company’s 2008 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain amounts in prior years have been reclassified to conform to current period presentation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Convertible debentures
Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This treatment impacts the accounting associated with the Company’s convertible debentures. The Company’s Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows have been adjusted to reflect the retrospective application of the provisions to prior periods.
Noncontrolling interests
Effective January 1, 2009, the Company adopted the provision of FASB Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The presentation of the Company’s Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows has been adjusted to reflect the retrospective application of the provisions to prior periods.
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
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During the second quarter 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in stockholders’ equity and the Unaudited Consolidated Statements of Comprehensive Income as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under the provisions of SFAS No. 133, however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Unaudited Consolidated Statements of Operations. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable, on the Company’s Unaudited Consolidated Statements of Operations is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with financial institutions it believes to be highly credit-worthy and does not use derivative instruments for trading or speculative purposes.
Additionally, effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires an entity to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 7, Derivative Instruments and Hedging Activities, for these disclosures and a further discussion of derivative instruments.
Fair value measurements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. Additionally, FSP No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Beginning January 1, 2009, the Company adopted the provisions for those nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries.
Effective for the quarterly reporting period ended June 30, 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the annual fair value disclosures about financial instruments within the scope of SFAS No. 107 to also be made in interim financial statements.
See Note 9, Fair Value Measurements, for the required fair value disclosures.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of June 30, 2009, the Company’s money transfer settlement obligations were $31.9 million.

Investment in MoneyGram International, Inc.
The Company’s investment in MoneyGram International, Inc. (“MoneyGram”) was classified as available-for-sale as of December 31, 2007 and was recorded in other assets on the Company’s Consolidated Balance Sheet. During the first quarter 2008, the Company decided not to pursue the acquisition of MoneyGram. Also, during the six months ended June 30, 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, the Company recognized impairment losses associated with the investment of $1.3 million in the second quarter 2008 and $18.8 million during the six months ended June 30, 2008 and reversed the $0.6 million gain recorded as of December 31, 2007 in accumulated other comprehensive income. The investment was included in other current assets on the Company’s Unaudited Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. During the first quarter 2008, the Company also recorded acquisition-related expenses totaling $3.0 million, which are included in selling, general and administrative expenses.
Subsequent events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.
Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 authorizes the FASB Accounting Standards Codification™ (“Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. All guidance contained in the Codification carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the Codification are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 is not expected to have a material impact on the Consolidated Financial Statements. However, all references to U.S. GAAP recognized by the FASB will use Codification citations except for those to grandfathered accounting literature.
(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, restricted stock and options to purchase the Company’s common stock. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,425,261	48,916,432	50,358,983	48,862,196
Incremental shares from assumed conversion of stock options and restricted stock	814,960	572,266	462,390	—
Weighted average shares issuable in connection with acquisition obligations	—	1,086,716	—	—

Diluted weighted average shares outstanding	51,240,221	50,575,414	50,821,373	48,862,196

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the six months ended June 30, 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share for the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and six-month periods ended June 30, 2009 of approximately 1,989,000 and 3,868,000, respectively. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and six-month periods ended June 30, 2008 of approximately 1,632,000 and 2,959,000, respectively. Additionally, for the six months ended June 30, 2008, the calculation of diluted loss per share excludes approximately 1,087,000 shares issuable in connection with acquisition obligations that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $44.2 million principal amount of 1.625% convertible debentures due 2024 and $175 million principal amount of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 1.3 million shares of Common Stock for the $44.2 million 1.625% issue, and 4.3 million shares of Common Stock for the $175 million 3.50% issue, only upon the occurrence of certain conditions. As required by EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversions of the 1.625% and 3.50% convertible debentures were anti-dilutive for the three- and six-month periods ended June 30, 2009 and 2008.
(4) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. The Company is currently negotiating an agreement to sell the assets of the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 8, Segment Information, also reflect the reclassification of Essentis to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenues	$1,835	$2,864	$3,259	$5,134
Income (loss) before income taxes	$212	$(665)	$119	$(1,786)
Net income (loss)	$146	$(496)	$85	$(1,309)

The Unaudited Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

		December 31,
(in thousands)	June 30, 2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,086	$552
Trade accounts receivable, net of allowance for doubtful accounts	942	2,187
Prepaid expenses and other current assets	1,018	990

Total current assets	3,046	3,729
Property and equipment, net of accumulated depreciation	488	427
Acquired intangible assets, net of accumulated amortization	1,116	991
Other assets, net of accumulated amortization	3,415	2,635

Total assets	$8,065	$7,782

LIABILITIES
Current liabilities
Trade accounts payable	$188	$250
Accrued expenses and other current liabilities	862	760
Deferred revenue	1,938	2,349

Total current liabilities	2,988	3,359
Deferred income taxes	702	624
Other long-term liabilities	4	3

Total liabilities	$3,694	$3,986

Net assets	$4,371	$3,796

(5)	GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2009 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2008	$125,313	$488,305	$613,618
Increases (decreases):
Impairment	(1,111)	(8,773)	(9,884)
Acquisitions	6,802	—	6,802
Amortization	(11,249)	—	(11,249)
Other (primarily changes in foreign currency exchange rates)	1,116	12,916	14,032

Balance as of June 30, 2009	$120,871	$492,448	$613,319

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2009, is expected to total $23.0 million for 2009, $23.2 million for 2010, $19.2 million for 2011, $16.9 million for 2012, $12.4 million for 2013 and $9.6 million for 2014.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2009 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2008	$16,719	$288	$10,970	$66,548	$147,446	$132,000	$373,971
Increases (decreases):
Net repayments	(11,819)	(199)	(3,000)	(24,966)	—	(2,000)	(41,984)
Accretion	—	—	—	1,581	3,169	—	4,750
Capital lease interest	—	—	808	—	—	—	808
Foreign currency exchange (gain) loss	118	1	(541)	—	—	—	(422)

Balance at June 30, 2009	5,018	90	8,237	43,163	150,615	130,000	337,123

Less — current maturities	—	—	(3,866)	(43,163)	—	(1,900)	(48,929)

Long-term obligations at June 30, 2009	$5,018	$90	$4,371	$—	$150,615	$128,100	$288,194

During the first half of 2009, the Company repurchased in privately negotiated transactions $25.8 million in principal amount of the 1.625% convertible debentures due 2024. During the six months ended June 30, 2009, the Company repaid $2.0 million of the term loan, of which $1.0 million were scheduled repayments. The remaining $1.0 million represents prepayment of amounts not yet due and, along with the convertible debentures repurchases, resulted in the Company recognizing a $0.3 million pre-tax loss on early retirement of debt.
As discussed in Note 2, Summary of Significant Accounting Policies and Practices, the Company adopted the provisions of FSP APB 14-1, which resulted in the adjustment of amounts previously reported for the Company’s convertible debentures. The 1.625% convertible debentures had principal amounts outstanding of $44.2 million and $70.0 million and unamortized discounts outstanding of $1.0 million and $3.5 million as of June 30, 2009 and December 31, 2008, respectively. The discount will be amortized through December 15, 2009. Contractual interest expense was $0.2 million and $0.5 million and discount accretion was $0.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Contractual interest expense was $0.6 million and $1.1 million and discount accretion was $1.7 million and $3.4 million for the three and six months ended June 30, 2008, respectively. The effective interest rate was 7.1% for the three and six months ended June 30, 2009 and 2008. The carrying amount of the equity portion was $32.3 million as of June 30, 2009 and December 31, 2008.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $24.4 million and $27.6 million as of June 30, 2009 and December 31, 2008, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $1.5 million and $3.1 million for the respective three- and six-month periods ended June 30, 2009 and 2008. Discount accretion was $1.6 million and $3.2 million for the three and six months ended June 30, 2009, respectively and $1.5 million and $2.9 million for the three and six months ended June 30, 2008, respectively. The effective interest rate was 8.4% for the three and six months ended June 30, 2009 and 2008. The carrying amount of the equity portion was $45.1 million as of June 30, 2009 and December 31, 2008.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2009, the Company had foreign currency forward contracts outstanding with a notional value of $41.2 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of 4.9 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under SFAS No. 133. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per SFAS No. 133 and its fair value is recorded in the Unaudited Consolidated Balance Sheet.
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of the term loan. The interest rate swap agreements were determined to be cash flow hedges and effectively converted $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. The swap agreements required no payment by either party at their maturities.

Below are the tabular disclosures required by SFAS No. 161:

		Fair Values of Derivative
		Instruments
	Consolidated Balance Sheet		December 31,
(in thousands)	Location	June 30, 2009	2008
		Liability Derivatives

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps related to floating rate debt	Accrued expenses and other current liabilities	$—	$(830)

		Asset Derivatives

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$79	$433
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(88)	(155)

Total		$(9)	$278

		Liability Derivatives

Embedded derivative in foreign lease	Other long-term liabilities	$(293)	$—

Total derivatives		$(302)	$(552)

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Recognized in OCI on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$353	$724	$830	$(27)

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on Derivative		Recognized in Income on Derivative
	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Derivative	2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$42	$(77)	$5	$2
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	276	—	(293)	—

Total		$318	$(77)	$(288)	$2

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
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments. The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$45,592	$145,253	$57,769	$—	$248,614

Operating expenses:
Direct operating costs	19,656	117,342	28,055	—	165,053
Salaries and benefits	7,443	6,793	13,103	3,746	31,085
Selling, general and administrative	4,157	5,409	8,847	2,498	20,911
Depreciation and amortization	4,537	3,598	5,083	323	13,541

Total operating expenses	35,793	133,142	55,088	6,567	230,590

Operating income (loss)	$9,799	$12,111	$2,681	$(6,567)	$18,024

	For the Three Months Ended June 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$52,361	$152,633	$59,456	$—	$264,450

Operating expenses:
Direct operating costs	24,625	124,604	30,196	—	179,425
Salaries and benefits	9,113	6,916	13,035	4,000	33,064
Selling, general and administrative	4,610	5,459	8,577	1,404	20,050
Depreciation and amortization	4,974	4,234	5,090	315	14,613

Total operating expenses	43,322	141,213	56,898	5,719	247,152

Operating income (loss)	$9,039	$11,420	$2,558	$(5,719)	$17,298

	For the Six Months Ended June 30, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$91,798	$279,776	$110,737	$—	$482,311

Operating expenses:
Direct operating costs	38,611	226,377	53,613	—	318,601
Salaries and benefits	14,455	13,217	24,923	7,086	59,681
Selling, general and administrative	8,304	9,951	17,662	4,062	39,979
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	8,719	7,244	9,845	636	26,444

Total operating expenses	70,089	256,789	115,927	11,784	454,589

Operating income (loss)	$21,709	$22,987	$(5,190)	$(11,784)	$27,722

	For the Six Months Ended June 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$100,597	$296,858	$111,788	$—	$509,243

Operating expenses:
Direct operating costs	46,362	242,460	56,541	—	345,363
Salaries and benefits	17,021	13,484	24,792	8,461	63,758
Selling, general and administrative	8,388	10,734	16,029	5,848	40,999
Depreciation and amortization	9,642	8,426	9,917	609	28,594

Total operating expenses	81,413	275,104	107,279	14,918	478,714

Operating income (loss)	$19,184	$21,754	$4,509	$(14,918)	$30,529

(9) FAIR VALUE MEASUREMENTS
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair value, due to their short maturities. The carrying value of the Company’s term loan due 2014 and revolving credit agreements approximate fair value because interest is based on LIBOR that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	June 30, 2009		December 31, 2008
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Available-for-sale investment securities	$2,381	$2,381	$1,351	$1,351
1.625% convertible senior debentures, unsecured, due 2024	43,163	43,068	66,548	63,522
3.50% convertible debentures, unsecured, due 2025	150,615	153,125	147,446	112,131
Foreign currency derivative contracts	(9)	(9)	278	278
Embedded derivative in foreign lease	(293)	(293)	—	—
Interest rate swaps related to floating rate debt	—	—	(830)	(830)
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

		Fair Value Measurements as of
		June 30, 2009 Using
		Quoted Prices	Signifcant
	Carrying	in Active	Other
	Value as of	Markets for	Observable
(in thousands)	June 30, 2009	Identical Assets	Inputs
Available-for-sale investment securities	$2,381	$2,381	$—
Foreign currency derivative contracts	(9)	—	(9)
Embedded derivative in foreign lease	(293)	—	(293)
The Company values available-for-sale investment securities using quoted prices from the securities’ primary exchange. Foreign currency derivative contracts are valued using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
Certain assets are measured at fair value on a non-recurring basis. During the first quarter of 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge of $8.8 million as discussed in Note 5, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The $258.8 million fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off the remaining net book value of the intangible asset of $1.1 million. No assets were measured at fair value on a non-recurring basis in the second quarter of 2009.
(10) GUARANTEES
As of June 30, 2009, the Company had $55.3 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $9.7 million are collateralized by cash deposits held by the respective issuing banks.
Euronet regularly grants guarantees in support of obligations of subsidiaries. As of June 30, 2009, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $18.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.2 million over the terms of the agreements with the customers.
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
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of June 30, 2009, the balance of ATM network cash for which the Company was responsible was approximately $290 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2009 or December 31, 2008.
(11) INCOME TAXES
The Company’s effective tax rates for continuing operations were 28.7% and 19.0% for the three-month periods ended June 30, 2009 and 2008, respectively, and were 74.6% and 101.5% for the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates were significantly influenced by the goodwill and acquired intangible assets impairment charge in the first quarter 2009 and the impairment losses on investment securities during the first half of 2008. Additionally, foreign currency exchange rates fluctuated significantly during the reported periods creating foreign currency exchange gains and losses that impacted the effective tax rates. Excluding foreign currency exchange results and the impairments to goodwill and acquired intangible assets and to investment securities from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 46.8% and 20.2% for the three months ended June 30, 2009 and 2008, respectively, and 44.1% and 23.4% for the six months ended June 30, 2009 and 2008, respectively.
The increases in the effective tax rates, as adjusted, for the second quarter and first half of 2009 compared to the same periods in 2008 are primarily related to the Company’s U.S. tax position. For the three- and six-month periods ended June 30, 2009, the Company has recorded a valuation allowance against its U.S. federal tax net operating losses as it has determined that it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by the Company’s U.S. entities has not been recognized in these periods. For the three- and six-month periods ended June 30, 2008, no valuation allowance was recorded against its U.S. federal tax net operating losses, resulting in a tax benefit associated with the pre-tax loss generated by the Company’s U.S. operations. Additional reasons for the increases in the Company’s effective tax rates include the accrual of incremental state income tax expense in the first six months of 2009 compared to the same period in 2008, mainly due to exhausting certain state net operating losses, and the recognition of a one-time tax benefit in the first half of 2008 resulting from the successful conclusion of a tax audit in one of the Company’s foreign jurisdictions. Finally, the loss of certain income tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges increased income tax expense in the first half of 2009.
(12) CONTINGENCIES
In the second quarter 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. The Company and CES are fully cooperating with the DOJ in its investigation.
At this time, the Company is unable to predict whether this investigation will result in the DOJ bringing charges against CES. Accordingly, the Company is unable to predict the outcome of this investigation, the possible loss or possible range of loss, if any, associated with the resolution of any charges that may be brought against CES, or any potential effect on the Company’s business, results of operations or financial condition.
The Company acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of June 30, 2009, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 9,336 ATMs and approximately 51,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. We are one of the largest international providers of prepaid mobile airtime processing. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 470,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America.

•	A Money Transfer Segment, which provides global consumer to consumer money transfer services. We offer this service through a sending network of agents and Company-owned stores primarily in Europe and North America, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. Based on revenues and volumes, we are the third-largest global money transfer company. The Money Transfer Segment originates and terminates transactions through a network of approximately 79,200 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 23 principal offices in Europe, seven in North America, five in Asia Pacific and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the first half of 2009, are derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment — Revenues in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenues for the first half of 2009, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards, bill payment, money transfer and prepaid mobile content such as music, ringtones and games.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 23% of total consolidated revenues for the first half of 2009, are primarily derived from charging a transaction fee, as well as the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in Europe and North America and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
Money Transfer Segment — The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion; and

•	our ability to continue to successfully integrate RIA with our existing operations.
Corporate Services, Eliminations and Other — In addition to operating in our principal business segments described above, our “Corporate Services, Elimination and Other” category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense related to stock option and restricted stock grants. These services are not directly identifiable with our business segments.
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and six-month periods ended June 30, 2009 and 2008 are summarized in the tables below:

	Revenues for the Three				Revenues for the Six
	Months Ended June 30,		Year-over-Year Change		Months Ended June 30,		Year-over-Year Change
			Decrease	Decrease			Decrease	Decrease
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
EFT Processing	$45,592	$52,361	$(6,769)	(13%)	$91,798	$100,597	$(8,799)	(9%)
Prepaid Processing	145,253	152,633	(7,380)	(5%)	279,776	296,858	(17,082)	(6%)
Money Transfer	57,769	59,456	(1,687)	(3%)	110,737	111,788	(1,051)	(1%)

Total	$248,614	$264,450	$(15,836)	(6%)	$482,311	$509,243	$(26,932)	(5%)

	Operating Income (Loss)				Operating Income (Loss)
	for the Three Months				for the Six Months Ended
	Ended June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase				Increase	Increase
			(Decrease)	Increase			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
EFT Processing	$9,799	$9,039	$760	8%	$21,709	$19,184	$2,525	13%
Prepaid Processing	12,111	11,420	691	6%	22,987	21,754	1,233	6%
Money Transfer	2,681	2,558	123	5%	(5,190)	4,509	(9,699)	n/m

Total	24,591	23,017	1,574	7%	39,506	45,447	(5,941)	(13%)
Corporate services	(6,567)	(5,719)	(848)	15%	(11,784)	(14,918)	3,134	(21%)

Total	$18,024	$17,298	$726	4%	$27,722	$30,529	$(2,807)	(9%)

n/m — Not meaningful.
Impact of changes in foreign currency exchange rates
During the first half of 2009, the U.S. dollar was significantly stronger compared to most of the currencies of the countries in which we operate than it was in the first half of 2008. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first half of 2009 are negatively impacted by the stronger U.S. dollar. We estimate that, depending on the mix of countries and currencies, our consolidated operating income for the first half of 2009 was diminished by approximately 25% to 30% when compared to the first half of 2008 as a result of changes in foreign currency exchange rates. If applicable, we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the six- and three-month periods ended June 30, 2009 and 2008. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the first half of 2008 to the first half of 2009 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Six Months Ended	Six Months Ended	Decrease
Currency	June 30, 2009	June 30, 2008	Percent
Australian dollar	$0.713	$0.924	(23%)
British pound	1.495	1.975	(24%)
euro	1.335	1.531	(13%)
Indian rupee	0.020	0.025	(20%)
Polish zloty	0.299	0.438	(32%)
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 for our EFT Processing Segment:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$45,592	$52,361	$(6,769)	(13%)	$91,798	$100,597	$(8,799)	(9%)

Operating expenses:
Direct operating costs	19,656	24,625	(4,969)	(20%)	38,611	46,362	(7,751)	(17%)
Salaries and benefits	7,443	9,113	(1,670)	(18%)	14,455	17,021	(2,566)	(15%)
Selling, general and administrative	4,157	4,610	(453)	(10%)	8,304	8,388	(84)	(1%)
Depreciation and amortization	4,537	4,974	(437)	(9%)	8,719	9,642	(923)	(10%)

Total operating expenses	35,793	43,322	(7,529)	(17%)	70,089	81,413	(11,324)	(14%)

Operating income	$9,799	$9,039	$760	8%	$21,709	$19,184	$2,525	13%

Transactions processed (in millions)	179.3	168.6	10.7	6%	338.8	337.0	1.8	1%
ATMs as of June 30	9,336	10,160	(824)	(8%)	9,336	10,160	(824)	(8%)
Average ATMs	9,280	9,962	(682)	(7%)	9,339	10,867	(1,528)	(14%)
Revenues
Our revenues for the first half of 2009 decreased when compared to the first half of 2008 primarily due to the strengthening of the U.S. dollar in the first half of 2009 compared to the first half of 2008 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. Additionally, the decrease in the number of ATMs operated, which is primarily due to the expiration or termination of ATM services contracts discussed in more detail in the following paragraphs, contributed to our revenue decrease. Partly offsetting these decreases were contract termination fees totaling $4.4 million and increases in revenues primarily associated with our operations in India and our software business.
Average monthly revenue per ATM was $1,638 for the second quarter and first half of 2009, compared to $1,752 for the second quarter and $1,543 for the first half of 2008. The decrease in the second quarter of 2009 from the second quarter of 2008 is mainly driven by the impact of the stronger U.S. dollar. The improvement in the first half of 2009 from the same period in 2008 is generally the result of the non-recurring contract termination fees discussed above and the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008. The U.K. contract involved processing services only with very little associated costs and, therefore, had lower-than-average revenue per ATM. Revenue per transaction was $0.25 for the second quarter and $0.27 for the first half of 2009, compared to $0.31 for the second quarter and $0.30 for the first half of 2008. These decreases are primarily the result of the impact of the stronger U.S. dollar and the growth of transactions in India and China, where revenues per transaction have been historically lower than Central and Eastern Europe (due to lower labor costs). During the first half of 2009, transactions on Euronet’s shared network in India, Cashnet, increased 138% when compared to the first half of 2008.

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
Our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect to be regularly engaged in discussions with one or more of our customer banks to either renew or restructure our ATM outsourcing agreements. During the fourth quarter 2008 and first quarter 2009, certain customer contracts were terminated or expired, resulting in a decrease of approximately 1,700 ATMs. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset during the first half of 2009 by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
For contracts that we are able to renew, as was the case for contract renewals in Romania and Greece in prior years, we expect customers to seek rate concessions or up-front payments because of the greater availability of alternative processing solutions in many of our markets now, as compared to when we originally entered into the contracts. Excluding the expired or terminated contracts discussed above, we have been able to renew or extend most of the remaining contracts that were due to expire in 2009. While we have been successful in many cases in obtaining new terms that preserve the same level of earnings arising from the agreements, we have not been successful in all cases and, therefore, we expect to experience reductions in revenues in future quarters arising from the expiration or restructuring of agreements.
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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The decrease in direct operating cost for the first half of 2009, compared to the first half of 2008, is attributed to the impact of the stronger U.S. dollar and the decrease in the number of ATMs under operation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, decreased to $25.9 million for the second quarter and $53.2 million for the first half of 2009 from $27.7 million for the second quarter and $54.2 million for the first half of 2008. These decreases are mainly attributable to the impact of the stronger U.S. dollar, partly offset by the contract termination fee revenues discussed above. Gross margin was 57% for the second quarter and 58% for the first half of 2009 compared to 53% for the second quarter and 54% for the first half of 2008. The increases in gross margin are primarily due to the previously mentioned contract termination fees and gross margin improvements in India and our cross-border merchant processing and acquiring business.
Salaries and benefits
The decrease in salaries and benefits for the first half of 2009 compared to the first half of 2008 is primarily due to the impact of the stronger U.S. dollar discussed above. As a percentage of revenues these costs decreased to 16% of revenues for the first half of 2009 compared to 17% for the first half of 2008.
Selling, general and administrative
Selling, general and administrative expenses were flat for the first half of 2009 compared to the first half of 2008, reflecting increased expenses incurred in connection with growth in India and China and in our cross-border merchant processing and acquiring business being largely offset by the impact of the stronger U.S. dollar. The growth in selling, general and administrative expense associated with the cross-border merchant processing and acquiring business was less pronounced in the second quarter of 2009 than in the first half of 2009 compared to same periods in 2008 as the business launched in the second quarter of 2008. As a percentage of revenue, selling, general and administrative expenses increased slightly to 9% for the first half of 2009 compared to 8% for the first half of 2008.

Depreciation and amortization
The decrease in depreciation and amortization expense for the first half of 2009 compared to the first half of 2008 is due primarily to the impact of the stronger U.S. dollar described above. As a percentage of revenue, these expenses were basically flat at 9.5% for the first half of 2009 and 9.6% for the first half of 2008.
Operating income
Operating income as a percentage of revenues for the first half of 2009 was 24% compared to 19% for the first half of 2008. The increase in operating income and operating margin is primarily due to the substantial contract termination revenues described above and the improvements in India, partly offset by the impact of the stronger U.S. dollar. Operating income per transaction was $0.06 for both the first half of 2009 and 2008.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 for our Prepaid Processing Segment:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$145,253	$152,633	$(7,380)	(5%)	$279,776	$296,858	$(17,082)	(6%)

Operating expenses:
Direct operating costs	117,342	124,604	(7,262)	(6%)	226,377	242,460	(16,083)	(7%)
Salaries and benefits	6,793	6,916	(123)	(2%)	13,217	13,484	(267)	(2%)
Selling, general and administrative	5,409	5,459	(50)	(1%)	9,951	10,734	(783)	(7%)
Depreciation and amortization	3,598	4,234	(636)	(15%)	7,244	8,426	(1,182)	(14%)

Total operating expenses	133,142	141,213	(8,071)	(6%)	256,789	275,104	(18,315)	(7%)

Operating income	$12,111	$11,420	$691	6%	$22,987	$21,754	$1,233	6%

Transactions processed (in millions)	194.2	169.5	24.7	15%	378.5	336.8	41.7	12%
Revenues
The decrease in revenues for the first half of 2009 compared to the first half of 2008 was primarily due to the strengthening of the U.S. dollar in the first half of 2009 compared to the same period in 2008 relative to most of the currencies of the countries in which we operate, particularly the Australian dollar and British pound. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. This decrease was partly offset by an increase in total transactions processed, led by improvements in Australia, Germany and the U.S. Our Australian subsidiary enhanced its market position in the first quarter of 2009 by signing an exclusive, long-term distribution agreement with Vodafone Australia. The agreement strengthens our existing relationship with Vodafone and preserves our gross margins during the term of the agreement.
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
Revenues per transaction were $0.75 for the second quarter and $0.74 for the first half of 2009 compared to $0.90 for the second quarter and $0.88 for the first half of 2008. The decrease in revenue per transaction was due mainly to the impact of the stronger U.S. dollar.

Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The decrease in direct operating costs is generally attributable to the impact of the stronger U.S. dollar, partly offset by the increase in total transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $27.9 million for the second quarter and $53.4 million for the first half of 2009 compared to $28.0 million for the second quarter and $54.4 million for the first half of 2008. Gross margin increased slightly to 19% for the second quarter and first half of 2009 compared to 18% for the same periods in 2008. Gross profit per transaction was $0.14 for the second quarter and first half of 2009 compared to $0.17 for the second quarter and $0.16 for the first half of 2008. The primary cause of the reduction in gross profit per transaction is the impact of the stronger U.S. dollar.
Salaries and benefits
The decrease in salaries and benefits for the first half of 2009 compared to the first half of 2008 is primarily due to the impact of the stronger U.S. dollar, partly offset by additional overhead to support development in new and growing markets. As a percentage of revenues, salaries and benefits increased slightly to 4.7% for the first half of 2009 from 4.5% for the first half of 2008.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first half of 2009 compared to the first half of 2008 is due to the impact of the stronger U.S. dollar, partly offset by additional overhead to support development in new and growing markets. As a percentage of revenues, these expenses remained flat at 3.6% for the first half of 2009 compared to the first half of 2008.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the first half of 2009 compared to the first half of 2008 mainly due to the impact of the stronger U.S. dollar. As a percentage of revenues, these expenses decreased to 2.6% for the first half of 2009 from 2.8% for the first half of 2008.
Operating income
The improvement in operating income for 2009 compared to 2008 is due to the growth in transactions processed, partly offset by the impact of foreign currency translations to the U.S. dollar.
Operating income as a percentage of revenues was 8.3% for the second quarter and 8.2% for the first half of 2009 compared to 7.5% for the second quarter and 7.3% for the first half of 2008. The increase is primarily due to the increase in transactions processed and the associated leveraging of fixed costs. Operating income per transaction was relatively flat at $0.06 for the second quarter and first half of 2009 compared to $0.07 for the second quarter and $0.06 for the first half of 2008. The flatness in 2009 reflects the leveraging of fixed costs offsetting the negative impact of the stronger U.S. dollar.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 for the Money Transfer Segment:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$57,769	$59,456	$(1,687)	(3%)	$110,737	$111,788	$(1,051)	(1%)

Operating expenses:
Direct operating costs	28,055	30,196	(2,141)	(7%)	53,613	56,541	(2,928)	(5%)
Salaries and benefits	13,103	13,035	68	1%	24,923	24,792	131	1%
Selling, general and administrative	8,847	8,577	270	3%	17,662	16,029	1,633	10%
Goodwill and acquired intangible assets impairment	—	—	—	n/m	9,884	—	9,884	n/m
Depreciation and amortization	5,083	5,090	(7)	(0%)	9,845	9,917	(72)	(1%)

Total operating expenses	55,088	56,898	(1,810)	(3%)	115,927	107,279	8,648	8%

Operating income (loss)	$2,681	$2,558	$123	5%	$(5,190)	$4,509	$(9,699)	n/m

Transactions processed (in millions)	4.5	4.3	0.2	5%	8.5	8.1	0.4	5%

n/m — Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues per transaction decreased to $12.84 for the second quarter and $13.03 for the first half of 2009 from $13.83 for the second quarter and $13.80 for the first half of 2008. The growth rate of revenues lagged the transaction growth rate largely as a result of the impact of the stronger U.S. dollar. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. This decrease was partly offset by a strong increase in transfers from non-U.S. locations which generally have higher-than-average revenues per transaction. For the six months ended June 30, 2009, 66% of our money transfers were initiated in the U.S., 31% in Europe and 3% in other countries, such as Canada and Australia. This compares to 70% initiated in the U.S., 28% initiated in Europe and 2% in other countries for the six months ended June 30, 2008. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived from non-U.S. initiated sources.
The decrease in revenues for the first half of 2009 compared to revenues for the first half of 2008 is primarily due to the impact of the stronger U.S. dollar, partly offset by an increase in the number of transactions processed. For the first half of 2009, money transfers to Mexico, which represented 27% of total money transfers, decreased by 15% while transfers to all other countries increased 16% when compared to the first half of 2008. The increase in transfers to countries other than Mexico is due to the expansion of our operations. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. The decrease in direct operating costs in the first half of 2009 compared to the same period in 2008 is due to the impact of the stronger U.S. dollar, partly offset by the growth in transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $29.7 million for the second quarter and $57.1 million for the first half of 2009 compared to gross profit of $29.3 million for the second quarter and $55.2 million for the first half of 2008. The improvements are primarily due to the growth in money transfer transactions, partly offset by the impact of the stronger U.S. dollar related to money transfers originated outside the U.S. As discussed above, certain competitors have been lowering transaction fees and foreign currency exchange spreads in the U.S. market as a result of the economic factors and immigration developments impacting the U.S. market. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to impact the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share. Gross margin was 51% for the second quarter and 52% for the first half of 2009 compared to 49% for the second quarter and first half of 2008. This improvement primarily reflects the strong growth in transaction volume in our more profitable non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. While salaries and benefits were basically flat in the first half of 2009 compared to salaries and benefits expense for the same period in 2008, the impact of the stronger U.S. dollar largely offset the increased expenditures we incurred to support expansion of our operations, primarily internationally.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for the first half of 2009 compared to selling, general and administrative expenses for the first half of 2008 is primarily the result of increased expenditures to support expansion of our operations, primarily internationally, partly offset by the impact of the stronger U.S. dollar.
Goodwill and acquired intangible assets impairment
In the fourth quarter of 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” This charge was an estimate based on the assessment performed up to the filing date of our 2008 Annual Report on Form 10-K. We completed the assessment in the first quarter of 2009 and recorded an additional $9.9 million non-cash impairment charge in the first quarter of 2009. Should economic or other factors cause us to significantly lower our cash flow projections for our money transfer business, we will need to reassess the business for further possible impairment. See Note 5, Goodwill and Acquired Intangible Assets, Net, to the Unaudited Consolidated Financial Statements for a further discussion of this charge.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. While depreciation and amortization was essentially flat for the first half of 2009 compared to the first half of 2008, the impact of the stronger U.S. dollar largely offset increased charges related to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores.
Operating income
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first half of 2009 increased $0.2 million compared to the first half of 2008. This increase reflects the growth in transactions processed, mainly those originated in non-U.S. locations, partly offset by increased costs to expand internationally and the negative impact of the stronger U.S. dollar.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2009 and 2008 for Corporate Services:

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Salaries and benefits	$3,746	$4,000	$(254)	(6%)	$7,086	$8,461	$(1,375)	(16%)
Selling, general and administrative	2,498	1,404	1,094	78%	4,062	5,848	(1,786)	(31%)
Depreciation and amortization	323	315	8	3%	636	609	27	4%

Total operating expenses	$6,567	$5,719	$848	15%	$11,784	$14,918	$(3,134)	(21%)

Corporate operating expenses
Operating expenses for Corporate Services decreased substantially for the first half of 2009 compared to the first half of 2008. The decrease in salaries and benefits is primarily the result of the first quarter 2009 reversal of share-based compensation related to certain performance-based stock awards and severance costs incurred in the first quarter 2008 related to certain senior level positions. The decrease in selling, general and administrative expenses was due primarily to the first quarter 2008 write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram. In the second quarter of 2009, the Company incurred increased professional fees for legal and acquisition-related expenses.
OTHER INCOME (EXPENSE)

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Interest income	$885	$2,092	$(1,207)	(58%)	$1,854	$5,900	$(4,046)	(69%)
Interest expense	(6,653)	(9,138)	2,485	(27%)	(13,720)	(19,026)	5,306	(28%)
Income from unconsolidated affiliates	516	238	278	117%	1,034	481	553	115%
Impairment loss on investment securities	—	(1,258)	1,258	n/m	—	(18,760)	18,760	n/m
Loss on early retirement of debt	(150)	(91)	(59)	65%	(253)	(246)	(7)	3%
Foreign currency exchange gain (loss), net	9,650	(378)	10,028	n/m	(941)	12,699	(13,640)	n/m

Other income (expense), net	$4,248	$(8,535)	$12,783	n/m	$(12,026)	$(18,952)	$6,926	n/m

n/m	- Not meaningful.
Interest income
The decrease in interest income for the second quarter and first half of 2009 from the second quarter and first half of 2008 was primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods. Additionally, $1.2 million was recognized in the first quarter 2008 for interest related to a federal excise tax refund recorded in the fourth quarter 2007.

Interest expense
The decrease in interest expense for the second quarter and first half of 2009 from the second quarter and first half of 2008 was primarily related to the reductions in debt from scheduled and early repayments on our term loan and repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decrease in interest expense is also due to lower interest rates on our floating-rate debt obligations in the second quarter and first half of 2009 compared to the same periods in 2008.
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
Loss on early retirement of debt
In the first half of 2009, we repurchased in privately negotiated transactions $25.8 million in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.3 million for the first half of 2009 represents the difference in the amounts paid for the convertible debentures over their carrying amounts as well as the pro-rata write-off of deferred financing costs associated with the portion of the term loan that was prepaid during the first half of 2009. The $0.2 million loss for the first half of 2008 is associated with the term loan amount that was prepaid during the first half of 2008. We expect to continue to use available cash flows to prepay amounts outstanding under the term loan and to repurchase the 1.625% convertible debentures if attractive terms are available.
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
We recorded a net foreign currency exchange gain of $9.7 million in the second quarter of 2009 and a net foreign currency loss of $0.9 million in the first half of 2009 compared to a $0.4 million loss and a $12.7 million gain in the second quarter and first half of 2008, respectively. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Income from continuing operations before income taxes	22,272	8,763	15,696	11,577
Income tax expense	6,397	1,662	11,714	11,749

Income (loss) from continuing operations	$15,875	$7,101	$3,982	$(172)

Effective income tax rate	28.7%	19.0%	74.6%	101.5%

Income from continuing operations before income taxes	$22,272	$8,763	$15,696	$11,577
Adjust: Foreign currency exchange gain (loss), net	9,650	(378)	(941)	12,699
Adjust: Goodwill and acquired intangible assets impairment	—	—	(9,884)	—
Adjust: Impairment loss on investment securities	—	(1,258)	—	(18,760)

Income from continuing operations before income taxes, foreign currency exchange gain (loss), net and impairment charges	$12,622	$10,399	$26,521	$17,638

Income tax expense	$6,397	$1,662	$11,714	$11,749
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	485	(441)	14	7,614

Income tax expense, as adjusted	$5,912	$2,103	$11,700	$4,135

Effective income tax rate, as adjusted	46.8%	20.2%	44.1%	23.4%

The Company’s effective tax rates for continuing operations were 28.7% and 19.0% for the three-month periods ended June 30, 2009 and 2008, respectively, and were 74.6% and 101.5% for the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates were significantly influenced by the goodwill and acquired intangible assets impairment charge in the first quarter 2009 and the impairment losses on investment securities during the first half of 2008. Additionally, foreign currency exchange rates fluctuated significantly during the reported periods creating foreign currency exchange gains and losses that impacted the effective tax rates. Excluding foreign currency exchange results and the impairments to goodwill and acquired intangible assets and to investment securities from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 46.8% and 20.2% for the three months ended June 30, 2009 and 2008, respectively, and 44.1% and 23.4% for the six months ended June 30, 2009 and 2008, respectively.
The increases in the effective tax rates, as adjusted, for the second quarter and first half of 2009 compared to the same periods in 2008 are primarily related to our U.S. tax position. For the three- and six-month periods ended June 30, 2009, we have recorded a valuation allowance against our U.S. federal tax net operating losses as we have determined that it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized in these periods. For the three- and six-month periods ended June 30, 2008, no valuation allowance was recorded against our U.S. federal tax net operating losses, resulting in a tax benefit associated with the pre-tax loss generated by our U.S. operations. Additional reasons for the increases in the effective tax rates include the accrual of incremental state income tax expense in the first six months of 2009 compared to the same period in 2008, mainly due to exhausting certain state net operating losses, and the recognition of a one-time tax benefit in the first half of 2008 resulting from the successful conclusion of a tax audit in one of our foreign jurisdictions. Finally, the loss of certain income tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges increased income tax expense in the first half of 2009.
OTHER
Discontinued operations, net
During 2008, we decided to sell Essentis in order to focus our investments and resources on our transaction processing businesses. We are currently negotiating an agreement to sell the assets of the business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.5 million for the second quarter and $0.7 million for the first half of 2009 compared to $0.8 million for the second quarter and $1.2 million for the first half of 2008. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly-owned:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	Prepaid - Spain
e-pay SRL	51%	Prepaid - Italy
ATX	51%	Prepaid - various
Euronet China	75%	EFT - China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $15.5 million for the second quarter and $3.2 million for the first half of 2009 compared to $5.9 million for the second quarter 2008 and a net loss of $2.7 million for the first half of 2008. As more fully discussed above, the increase of $6.0 million for the first half of 2009 as compared to the same period in 2008 was primarily the result of the $18.8 million first half 2008 unrealized loss on investment securities, partly offset by the $13.6 million decrease in foreign currency exchange gains. Additionally, operating income decreased $2.8 million, net interest expense decreased $1.3 million, net income from discontinued operations increased $1.4 million and other items increased net income by $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2009, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $89.3 million, compared to working capital of $99.1 million as of December 31, 2008. Our ratio of current assets to current liabilities was 1.17 as of June 30, 2009 and December 31, 2008. The decrease in working capital was due primarily to the use of cash to reduce debt.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of June 30, 2009, working capital in the Money Transfer Segment was $65.7 million. We expect that working capital needs will increase as we expand this business. The Prepaid Processing Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $50.0 million for the first half of 2009 compared to $57.7 million for the first half of 2008. The decrease is primarily due to amounts paid to secure an exclusive, long-term distribution agreement with a vendor in Australia, partly offset by fluctuations in working capital primarily associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment.
Investing activity cash flow
Cash flows used in investing activities were $28.4 million for the first half of 2009, compared to cash flows provided of $0.3 million for the first half of 2008. Our investing activities included $16.8 million and $21.2 million for purchases of property and equipment in the first half of 2009 and 2008, respectively. Additionally, the first half of 2009 included $10.0 million in cash used for acquisitions compared to $3.5 million for the first half of 2008. Our investing activities for the first half of 2008 included the return of $26 million we placed in escrow in 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Finally, cash used for software development and other investing activities totaled $1.6 million in the first half of 2009 and $1.0 million in the first half of 2008.

Financing activity cash flow
Cash flows used in financing activities were $44.4 million during the first half of 2009 compared to $74.3 million during the first half of 2008. Our financing activities for the first half of 2009 consisted primarily of net repayments of debt obligations of $42.3 million compared to $74.9 million for the first half of 2008. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first half of 2009 we had a total of $285.4 million in borrowings and $297.2 million in repayments under our revolving credit facility. During the first half of 2009, we paid $27.1 million for repayments and early retirements of debt obligations and $3.1 million for capital lease obligations. Additionally, we paid $2.4 million of dividends to noncontrolling interests stockholders in the first half of 2009.

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
As of June 30, 2009, we had borrowings of $130.0 million outstanding against the term loan. We had borrowings of $5.0 million and stand-by letters of credit of $39.5 million outstanding against the revolving credit facility. The remaining $55.5 million under the revolving credit facility ($80.5 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of June 30, 2009, our weighted average interest rate under the revolving credit facility was 3.8% and under the term loan was 2.9%, excluding amortization of deferred financing costs.

Short-term debt obligations – Short-term debt obligations at June 30, 2009 were primarily the $43.2 million 1.625% Convertible Senior Debentures Due 2024 as the holders have the option to require us to repurchase their debentures at par on December 31, 2009, and the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were no borrowings outstanding against these facilities as of June 30, 2009.
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
We also have $44.2 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 1.3 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Unless the price of our Common Stock appreciates substantially before December 15, 2009, we believe it is likely that the holders of the debentures will exercise this option at that date. Based upon our current expectations, we believe we will have sufficient cash available to fund the potential $44.2 million purchase price using our cash currently on hand, cash flows we expect to generate through December 2009 and amounts we expect to be available to borrow under our revolving credit facility. However, if our capital resources are insufficient to meet these obligations, we may be required to seek additional debt or equity financing.
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
Other uses of capital
Payment obligations related to acquisitions – We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller disputed this conclusion and initiated arbitration as provided for in the purchase agreement. A global public accounting firm was engaged as an independent expert to review the results of the computation, but procedures for such review have never been commenced, principally because the seller is in a bankruptcy proceeding. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash or a combination of cash and Euronet Common Stock at our option.
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, during 2009 and 2010, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller. However, based on its current performance, Brodos Romania is unlikely to achieve the performance criteria.
Capital expenditures and needs – Total capital expenditures for the first half of 2009 were $17.4 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2009 are estimated to be approximately $40 million to $50 million.
In the Prepaid Processing Segment, approximately 115,000 of the approximately 470,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

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
Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $8.5 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We incurred $1.5 million in operating losses related to this business in the first half of 2009 and currently expect to incur approximately $2 million to $3 million in operating losses for the full year 2009.
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
OFF BALANCE SHEET ARRANGEMENTS
We regularly grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2009, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2009. See also Note 10, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of June 30, 2009, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, is the net reduction of $38.8 million of principal on long-term debt.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 authorizes the FASB Accounting Standards Codification™ (“Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. All guidance contained in the Codification carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the Codification are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of SFAS No. 168 is not expected to have a material impact on the Consolidated Financial Statements. However, all references to U.S. GAAP recognized by the FASB will use Codification citations except for those to grandfathered accounting literature.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2009, our total debt outstanding was $337.1 million. Of this amount, $193.8 million, or 58% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. The $44.2 million principal amount of contingent convertible debentures, issued in December 2004, accrue cash interest at a rate of 1.625% of the principal amount per annum. Based on quoted market prices, as of June 30, 2009, the fair value of our fixed rate convertible debentures was $196.2 million, compared to a carrying value of $193.8 million.
Interest expense, including amortization of deferred debt issuance costs, for our total $193.8 million in fixed rate debt totals approximately $16.7 million per year, or a weighted average interest rate of 8.6% annually. Additionally, approximately $8.2 million, or 2% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2009 and 2014.
The remaining $135.1 million, or 40% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $2.2 million. This computation excludes the $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first half of 2009, 74% of our revenues were generated in non-U.S. dollar countries compared to 75% for the first half of 2008. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar and Polish zloty. As of June 30, 2009, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $20 million to $30 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $60 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2009, we had foreign currency forward contracts outstanding with a notional value of $41.2 million, primarily in euros, that were not designated as hedges and mature in a weighted average of 4.9 days. The fair value of these forward contracts as of June 30, 2009 was an unrealized loss of less than $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended June 30, 2009, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 1,752 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares (all purchases occurred during May 2009):

Total Number
of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share (1)	Programs	Programs
May 1 — May 31	1,752	$14.53	—	—

Total	1,752	$14.53	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 20, 2009. A total of 48,096,391, or 95% of the Company’s shares of Common Stock were present or represented by proxy at the meeting. Of the five proposals presented below, four were approved as follows:
Proposal 1. Election of Directors
The two director nominees, information with respect to whom was set forth in the Proxy Statement, were elected. The vote with respect to the election of these directors was as follows:

Director	Voted in Favor	Withheld
Paul S. Althasen	47,592,263	504,128
Thomas A. McDonnell	29,297,698	18,798,693
Proposal 2. Amendment of the Certificate of Incorporation of the Company to eliminate the mandatory indemnification of non-executive employees and agents of the Company
The proposal was approved in accordance with the following vote:

For	Against	Abstain
47,874,652	110,104	111,635
Proposal 3. Amendment of the Certificate of Incorporation of the Company to permit Stockholder action to be taken only at a duly called annual or special meeting of Stockholders and to eliminate Stockholder action by written consent
The proposal was not approved in accordance with the following vote:

For	Against	Abstain	Non-Vote
10,149,333	32,337,478	154,443	5,455,137
Proposal 4. Amendment of the Company’s 2006 Stock Incentive Plan.
The proposal was approved in accordance with the following vote:

For	Against	Abstain	Non-Vote
32,424,947	10,093,957	122,350	5,455,137
Proposal 5. Ratification of the appointment of KPMG LLP as Euronet’s auditors for the year ending December 31, 2009
The appointment of KPMG LLP as Euronet’s auditors for the year ending December 31, 2009 was ratified in accordance with the following vote:

For	Against	Abstain
47,831,769	188,318	76,304
ITEM 5. OTHER INFORMATION
In the second quarter 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. The Company and CES are fully cooperating with the DOJ in its investigation.
At this time, we are unable to predict whether this investigation will result in the DOJ bringing charges against CES. Accordingly, we are unable to predict the outcome of this investigation, the possible loss or possible range of loss, if any, associated with the resolution of any charges that may be brought against CES, or any potential effect on the Company’s business, results of operations or financial condition.
We acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007.

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

3.2	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

10.1	Employment Agreement dated December 2, 1997 between Euronet Services GmbH and Roger Heinz, Senior Vice President — Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein)

10.2	Amendment No. 2 to the Credit Agreement dated February 18, 2009 (execution copy) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein)

10.3	2006 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 – Certification of Chief Executive Officer (1)

31.2	Section 302 – Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (1)

32.2	Section 906 Certification of Chief Financial Officer (1)

(1)	Filed herewith.
PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 10, 2009
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer