Form 10-Q
period 2009-09-30
EURONET WORLDWIDE INC
filed 2009-11-05
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 30, 2009 was 50,768,784 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$220,210	$181,341
Restricted cash	94,271	131,025
Inventory — PINs and other	57,143	61,279
Trade accounts receivable, net of allowances for doubtful accounts of $11,455 at September 30, 2009 and $9,445 at December 31, 2008	241,047	261,084
Prepaid expenses and other current assets	39,406	40,676
Current assets of discontinued operations	3,636	3,729

Total current assets	655,713	679,134

Property and equipment, net of accumulated depreciation of $152,508 at September 30, 2009 and $125,258 at December 31, 2008	100,972	89,532
Goodwill	502,581	488,305
Acquired intangible assets, net of accumulated amortization of $83,648 at September 30, 2009 and $62,920 at December 31, 2008	118,171	125,313
Other assets, net of accumulated amortization of $19,288 at September 30, 2009 and $15,785 at December 31, 2008	38,950	21,957
Non-current assets of discontinued operations	5,217	4,053

Total assets	$1,421,604	$1,408,294

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$230,960	$245,671
Accrued expenses and other current liabilities	229,410	226,191
Current portion of capital lease obligations	4,020	4,614
Short-term debt obligations and current maturities of long-term debt obligations	46,115	68,646
Income taxes payable	18,709	16,590
Deferred revenue	11,193	14,914
Current liabilities of discontinued operations	3,170	3,359

Total current liabilities	543,577	579,985

Debt obligations, net of current portion	282,031	294,355
Capital lease obligations, net of current portion	3,799	6,356
Deferred income taxes	23,231	23,769
Other long-term liabilities	8,682	7,919

Total liabilities	861,320	912,384

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 50,999,780 issued at September 30, 2009 and 50,605,909 issued at December 31, 2008	1,020	1,012
Additional paid-in-capital	738,599	729,907
Treasury stock, at cost, 248,298 shares at September 30, 2009 and 225,072 shares at December 31, 2008	(1,201)	(784)
Accumulated deficit	(211,345)	(233,456)
Restricted reserve	1,045	996
Accumulated other comprehensive income (loss)	24,979	(9,350)

Total Euronet Worldwide, Inc. stockholders’ equity	553,097	488,325
Noncontrolling interests	7,187	7,585

Total equity	560,284	495,910

Total liabilities and equity	$1,421,604	$1,408,294

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
EFT Processing Segment	$50,939	$54,408	$142,737	$155,005
Prepaid Processing Segment	153,610	166,784	433,386	463,642
Money Transfer Segment	60,271	59,511	171,008	171,299

Total revenues	264,820	280,703	747,131	789,946

Operating expenses:
Direct operating costs	173,493	191,999	492,094	537,362
Salaries and benefits	34,733	32,979	94,414	96,737
Selling, general and administrative	20,069	22,460	60,048	63,459
Goodwill and acquired intangible assets impairment	—	—	9,884	—
Depreciation and amortization	14,440	14,497	40,884	43,091

Total operating expenses	242,735	261,935	697,324	740,649

Operating income	22,085	18,768	49,807	49,297

Other income (expense):
Interest income	644	2,631	2,498	8,531
Interest expense	(6,042)	(9,259)	(19,762)	(28,285)
Income from unconsolidated affiliates	474	353	1,508	834
Gain on sale of (impairment loss on) investment securities	1,751	—	1,751	(18,760)
Gain (loss) on early retirement of debt	—	1,017	(253)	771
Foreign currency exchange gain (loss), net	7,766	(19,346)	6,825	(6,647)

Other income (expense), net	4,593	(24,604)	(7,433)	(43,556)

Income (loss) from continuing operations before income taxes	26,678	(5,836)	42,374	5,741
Income tax (expense) benefit	(8,110)	8,679	(19,824)	(3,070)

Income from continuing operations	18,568	2,843	22,550	2,671

Discontinued operations, net	452	(302)	537	(1,611)

Net income	19,020	2,541	23,087	1,060
Less: Net income attributable to noncontrolling interests	(155)	(674)	(976)	(1,910)

Net income (loss) attributable to Euronet Worldwide, Inc.	$18,865	$1,867	$22,111	$(850)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$0.36	$0.05	$0.43	$0.01
Discontinued operations	0.01	(0.01)	0.01	(0.03)

Total	$0.37	$0.04	$0.44	$(0.02)

Basic weighted average shares outstanding	50,560,371	49,002,842	50,426,113	48,909,078

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$0.35	$0.04	$0.42	$0.01
Discontinued operations	0.01	—	0.01	(0.03)

Total	$0.36	$0.04	$0.43	$(0.02)

Diluted weighted average shares outstanding	51,906,902	50,808,010	51,206,363	48,909,078

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$19,020	$2,541	$23,087	$1,060

Other comprehensive income (loss), net of tax:

Translation adjustment	15,887	(69,513)	34,010	(34,343)
Gain on investment securities	601	669	1,631	97
Reclassification adjustment related to sale of investment securities	(1,751)	—	(1,751)	—
Unrealized gain on interest rate swaps	—	399	830	372

Comprehensive income (loss)	33,757	(65,904)	57,807	(32,814)
Comprehensive (income) loss attributable to noncontrolling interests	(442)	577	(1,367)	(1,395)

Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$33,315	$(65,327)	$56,440	$(34,209)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Net income	$23,087	$1,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,884	44,048
Share-based compensation	5,972	7,695
Unrealized foreign exchange (gain) loss, net	(6,763)	6,522
Non-cash impairment of goodwill and acquired intangible assets	9,884	—
(Gain on sale of) impairment loss on investment securities	(1,751)	18,760
Deferred income tax benefit	(3,434)	(14,967)
Income from unconsolidated affiliates	(1,508)	(834)
Accretion of convertible debentures discount and amortization of debt issuance costs	8,578	12,132
(Gain) loss on repurchase of bonds	116	(1,734)

Changes in working capital, net of amounts acquired:
Income taxes payable, net	1,578	1,991
Restricted cash	55,403	(13,051)
Inventory — PINs and other	7,947	(21,270)
Trade accounts receivable	41,017	1,136
Prepaid expenses and other current assets	3,641	6,510
Trade accounts payable	(27,490)	(70,427)
Deferred revenue	(3,866)	(1,730)
Accrued expenses and other current liabilities	(26,321)	74,929
Changes in noncurrent assets and liabilities	(9,631)	(1,939)

Net cash provided by operating activities	117,343	48,831

Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,262)	(5,400)
Purchases of property and equipment	(26,203)	(29,111)
Purchases of other long-term assets	(1,726)	(2,656)
Proceeds from sale of investment securities	2,981	—
Acquisition escrow	—	26,000
Other, net	(161)	838

Net cash used in investing activities	(35,371)	(10,329)

Cash flows from financing activities:
Proceeds from issuance of shares	1,957	1,246
Borrowings from revolving credit agreements classified as non-current liabilities	296,400	140,820
Repayments of revolving credit agreements classified as non-current liabilities	(311,165)	(181,744)
Repayments of long-term debt obligations	(27,558)	(80,913)
Repayments of capital lease obligations	(4,438)	(5,876)
Cash dividends paid to noncontrolling interests stockholders	(2,413)	—
Other, net	(793)	(63)

Net cash used in financing activities	(48,010)	(126,530)

Effect of exchange differences on cash	5,744	(4,626)

Increase (decrease) in cash and cash equivalents	39,706	(92,654)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009 and $722 in 2008)	181,893	267,591

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,389 in 2009 and $1,074 in 2008)	$221,599	$174,937

Interest paid during the period	$8,754	$15,244
Income taxes paid during the period	23,199	14,661
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal business segments. Euronet’s Prepaid Processing Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific and the Americas. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The Money Transfer Segment, comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, is the third-largest global money transfer company based upon revenues and volumes, and provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations for the three- and nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2008, including the notes thereto, set forth in the Company’s 2008 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain amounts in prior years have been reclassified to conform to current period presentation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Accounting standards codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 authorized the FASB Accounting Standards Codification™ (“ASC”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. All guidance contained in the ASC carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the ASC are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 did not have a material impact on the Consolidated Financial Statements. However, all references to U.S. GAAP recognized by the FASB now use ASC citations except for those to grandfathered accounting literature.
Convertible debentures
Effective January 1, 2009, the Company adopted ASC provisions dealing with accounting for convertible debt instruments that may be settled in cash upon conversion. ASC 470-20-30-22 (formerly FASB Staff Position (“FSP”) APB 14-1) requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This treatment impacts the accounting associated with the Company’s convertible debentures. The Company’s Unaudited Consolidated Balance Sheets, Statements of Operations,

Statements of Comprehensive Income (Loss) and Statements of Cash Flows have been adjusted to reflect the retrospective application of the provisions to prior periods.
Noncontrolling interests
Effective January 1, 2009, the Company adopted ASC provisions regarding noncontrolling interests in consolidated financial statements. ASC 810-10-45-16 (formerly SFAS No. 160) requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The presentation of the Company’s Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows has been adjusted to reflect the retrospective application of the provisions to prior periods.
Business combinations
Effective January 1, 2009, the Company adopted ASC provisions regarding business combinations. ASC 805 (formerly SFAS No. 141(R)) applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price.
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with ASC 815 (formerly SFAS No. 133), which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During the second quarter 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of ASC 815. To qualify for hedge accounting, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in equity and the Unaudited Consolidated Statements of Comprehensive Income (Loss) as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. These forward contracts are considered derivative instruments under ASC 815; however, the Company does not designate such instruments as hedges. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Unaudited Consolidated Statements of Operations. The impact of changes in value of these forward contracts, together with the impact of the change in value of the related foreign currency denominated receivable, on the Company’s Unaudited Consolidated Statements of Operations is not significant.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Unaudited Consolidated Statements of Cash Flows. The Company enters into derivative instruments with financial institutions it believes to be highly credit-worthy and does not use derivative instruments for trading or speculative purposes.
Additionally, effective January 1, 2009, the Company adopted certain provisions of ASC 815 (formerly SFAS No. 161), which requires an entity to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 7, Derivative Instruments and Hedging Activities, for these disclosures and a further discussion of derivative instruments.
Fair value measurements
Effective January 1, 2008, the Company adopted ASC provisions regarding fair value measurements for financial assets and liabilities. ASC 820 (formerly SFAS No. 157) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. Accordingly, the provisions do not require any new fair value measurements. Beginning January 1, 2009, the Company adopted the provisions for certain nonfinancial assets and liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and investments in unconsolidated subsidiaries.
Effective for the quarterly reporting period ended June 30, 2009, the Company adopted certain provisions of ASC 825 (formerly FSP FAS 107-1 and APB 28-1), which requires the annual fair value disclosures about financial instruments within the scope of ASC 825 to also be made in interim financial statements.

See Note 9, Fair Value Measurements, for the required fair value disclosures.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of September 30, 2009, the Company’s money transfer settlement obligations were $28.9 million.
Investment in MoneyGram International, Inc.
During the third quarter 2009, the Company sold its investment in MoneyGram International, Inc. (“MoneyGram”) and recognized a gain of $1.8 million. During 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, in 2008, the Company recognized impairment losses associated with the investment of $18.8 million and reversed the $0.6 million gain recorded as of December 31, 2007 in accumulated other comprehensive income. The investment was classified as available-for-sale and included in other current assets on the Company’s Unaudited Consolidated Balance Sheet as of December 31, 2008.
Adjustment of deferred income tax assets and liabilities
As of September 30, 2009, the Company netted certain deferred income tax assets with deferred income tax liabilities for balances within the same tax jurisdiction. As of December 31, 2008, an adjustment to the Unaudited Consolidated Balance Sheet reduced current deferred income tax assets and liabilities by $3.2 million and reduced noncurrent income tax assets and liabilities by $39.1 million. This immaterial adjustment had no impact on equity or the Company’s Unaudited Consolidated Statements of Operations, Statements of Comprehensive Income (Loss) or Statements of Cash Flows.
Subsequent events
In May 2009, the FASB issued financial accounting standards related to subsequent events. The standards incorporate into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events remain essentially unchanged. ASC 855-10-25 and 50 (formerly SFAS No. 165) provide general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these provisions for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued.
Recent accounting pronouncements
In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 (formerly Emerging Issues Task Force Consensus 08-01). ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or modified for fiscal years beginning on or after June 15, 2010 with earlier application permitted. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its financial statements and whether it will elect early application; however, the impact is not expected to be material.

(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) attributable to Euronet Worldwide, Inc. by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing net income (loss) attributable to Euronet Worldwide, Inc. by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, restricted stock and options to purchase the Company’s common stock. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,560,371	49,002,842	50,426,113	48,909,078
Incremental shares from assumed conversion of stock options and restricted stock	1,346,531	689,925	780,250	—
Weighted average shares issuable in connection with acquisition obligations	—	1,115,243	—	—

Diluted weighted average shares outstanding	51,906,902	50,808,010	51,206,363	48,909,078

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the nine months ended September 30, 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share for the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2009 of approximately 954,000 and 1,878,000, respectively. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2008 of approximately 1,667,000 and 3,085,000, respectively. Additionally, for the nine months ended September 30, 2008, the calculation of diluted loss per share excludes approximately 1,115,000 shares issuable in connection with acquisition obligations that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has $44.2 million principal amount of 1.625% convertible debentures due 2024 and $175.0 million principal amount of 3.50% convertible debentures due 2025 outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. These debentures are convertible into 1.3 million shares of Common Stock for the $44.2 million 1.625% issue, and 4.3 million shares of Common Stock for the $175.0 million 3.50% issue, only upon the occurrence of certain conditions. As required by ASC 260, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversions of the 1.625% and 3.50% convertible debentures were anti-dilutive for the three- and nine-month periods ended September 30, 2009 and 2008.

(4) DISCONTINUED OPERATIONS
During the second quarter 2008, the Company committed to a plan to sell Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. The Company has signed an agreement to sell the assets of the business and expects the sale to close in the fourth quarter of 2009. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 8, Segment Information, also reflect the reclassification of Essentis’s results to discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenues	$2,288	$2,254	$5,547	$7,388
Income (loss) before income taxes	$646	$(496)	$765	$(2,282)
Net income (loss)	$452	$(302)	$537	$(1,611)
The Unaudited Consolidated Balance Sheets include Essentis’s net assets expected to be sold and the major classes of its assets and liabilities are presented below:

	September 30,	December 31,
(in thousands)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,389	$552
Trade accounts receivable, net of allowance for doubtful accounts	1,613	2,187
Prepaid expenses and other current assets	634	990

Total current assets	3,636	3,729
Property and equipment, net of accumulated depreciation	475	427
Acquired intangible assets, net of accumulated amortization	1,085	991
Other assets, net of accumulated amortization	3,657	2,635

Total assets	$8,853	$7,782

LIABILITIES
Current liabilities
Trade accounts payable	$235	$250
Accrued expenses and other current liabilities	1,118	760
Deferred revenue	1,817	2,349

Total current liabilities	3,170	3,359
Deferred income taxes	683	624
Other long-term liabilities	3	3

Total liabilities	$3,856	$3,986

Net assets	$4,997	$3,796

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2009 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2008	$125,313	$488,305	$613,618
Increases (decreases):
Impairment	(1,111)	(8,773)	(9,884)
Acquisitions	7,048	—	7,048
Amortization	(17,247)	—	(17,247)
Other (primarily changes in foreign currency exchange rates)	4,168	23,049	27,217

Balance as of September 30, 2009	$118,171	$502,581	$620,752

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2009, is expected to total $23.3 million for 2009, $23.9 million for 2010, $19.8 million for 2011, $17.4 million for 2012, $12.7 million for 2013 and $9.8 million for 2014.
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
(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2009 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2008	$16,719	$288	$10,970	$66,548	$147,446	$132,000	$373,971
Increases (decreases):
Net borrowings (repayments)	(14,765)	110	(4,207)	(24,966)	—	(2,475)	(46,303)
Accretion	—	—	—	2,182	4,807	—	6,989
Capital lease interest	—	—	1,007	—	—	—	1,007
Foreign currency exchange loss	105	147	49	—	—	—	301

Balance at September 30, 2009	2,059	545	7,819	43,764	152,253	129,525	335,965

Less — current maturities	—	(451)	(4,020)	(43,764)	—	(1,900)	(50,135)

Long-term obligations at September 30, 2009	$2,059	$94	$3,799	$—	$152,253	$127,625	$285,830

During the first nine months of 2009, the Company repurchased in privately negotiated transactions $25.8 million in principal amount of the 1.625% convertible debentures due 2024. During the nine months ended September 30, 2009, the Company repaid $2.5 million of the term loan, of which $1.4 million were scheduled repayments. The remaining $1.1 million represents prepayment of amounts not yet due and, along with the convertible debentures repurchases, resulted in the Company recognizing a $0.3 million pre-tax loss on early retirement of debt.

As discussed in Note 2, Summary of Significant Accounting Policies and Practices, the Company adopted the provisions of ASC 470-20 (formerly FSP APB 14-1), which resulted in the adjustment of amounts previously reported for the Company’s convertible debentures. The 1.625% convertible debentures had principal amounts outstanding of $44.2 million and $70.0 million and unamortized discounts outstanding of $0.4 million and $3.5 million as of September 30, 2009 and December 31, 2008, respectively. The discount will be amortized through December 15, 2009. Contractual interest expense was $0.2 million and $0.7 million and discount accretion was $0.6 million and $2.2 million for the three and nine months ended September 30, 2009, respectively. Contractual interest expense was $0.6 million and $1.7 million and discount accretion was $1.8 million and $5.2 million for the three and nine months ended September 30, 2008, respectively. The effective interest rate was 7.1% for the three and nine months ended September 30, 2009 and 2008. The carrying amount of the equity portion was $32.3 million as of September 30, 2009 and December 31, 2008.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $22.7 million and $27.6 million as of September 30, 2009 and December 31, 2008, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $1.5 million and $4.6 million for the respective three- and nine-month periods ended September 30, 2009 and 2008. Discount accretion was $1.6 million and $4.8 million for the three and nine months ended September 30, 2009, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2008, respectively. The effective interest rate was 8.4% for the three and nine months ended September 30, 2009 and 2008. The carrying amount of the equity portion was $45.1 million as of September 30, 2009 and December 31, 2008.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2009, the Company had foreign currency forward contracts outstanding with a notional value of $44.1 million, primarily in euros, which were not designated as hedges and had a weighted average maturity of 4.4 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative and its fair value is recorded in the Unaudited Consolidated Balance Sheet.
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

Below are the tabular disclosures required for derivative instruments:

		Fair Values of Derivative
		Instruments
	Consolidated Balance Sheet	September 30,	December 31,
(in thousands)	Location	2009	2008
		Liability Derivatives
Derivatives designated as hedging instruments under ASC 815
	Accrued expenses and
Interest rate swaps related to floating rate debt	other current liabilities	$—	$(830)

		Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$65	$433
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(107)	(155)

Total		$(42)	$278

		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(243)	$—

Total derivatives		$(285)	$(552)

	Amount of Gain		Amount of Gain
	Recognized in OCI on Derivative		Recognized in OCI on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Derivatives in ASC 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$399	$830	$372

		Amount of Gain		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on Derivative		Recognized in Income on Derivative
	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Derivative	2009	2008	2009	2008
Derivatives not designated as hedging instruments under ASC 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$5	$57	$10	$59
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	50	—	(243)	—

Total		$55	$57	$(233)	$59

(8)	SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC 280 (formerly SFAS No. 131). The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment, merchant acquiring, card issuing and transaction delivery systems.

2)	Through the Prepaid Processing Segment, the Company provides distribution of prepaid mobile airtime and other prepaid products and collection services in Europe, the Middle East, Asia Pacific and the Americas.
3)	Through the Money Transfer Segment, the Company provides global money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments. The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2009 and 2008:

	For the Three Months Ended September 30, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$50,939	$153,610	$60,271	$—	$264,820

Operating expenses:
Direct operating costs	21,973	123,423	28,097	—	173,493
Salaries and benefits	7,890	7,486	14,626	4,731	34,733
Selling, general and administrative	3,992	5,219	9,680	1,178	20,069
Depreciation and amortization	4,835	3,934	5,293	378	14,440

Total operating expenses	38,690	140,062	57,696	6,287	242,735

Operating income (loss)	$12,249	$13,548	$2,575	$(6,287)	$22,085

	For the Three Months Ended September 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$54,408	$166,784	$59,511	$—	$280,703

Operating expenses:
Direct operating costs	26,000	136,474	29,525	—	191,999
Salaries and benefits	8,518	7,733	13,172	3,556	32,979
Selling, general and administrative	6,508	5,689	8,874	1,389	22,460
Depreciation and amortization	5,126	4,273	4,788	310	14,497

Total operating expenses	46,152	154,169	56,359	5,255	261,935

Operating income (loss)	$8,256	$12,615	$3,152	$(5,255)	$18,768

	For the Nine Months Ended September 30, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$142,737	$433,386	$171,008	$—	$747,131

Operating expenses:
Direct operating costs	60,584	349,800	81,710	—	492,094
Salaries and benefits	22,345	20,703	39,549	11,817	94,414
Selling, general and administrative	12,296	15,170	27,342	5,240	60,048
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	13,554	11,178	15,138	1,014	40,884

Total operating expenses	108,779	396,851	173,623	18,071	697,324

Operating income (loss)	$33,958	$36,535	$(2,615)	$(18,071)	$49,807

	For the Nine Months Ended September 30, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$155,005	$463,642	$171,299	$—	$789,946

Operating expenses:
Direct operating costs	72,362	378,934	86,066	—	537,362
Salaries and benefits	25,539	21,217	37,964	12,017	96,737
Selling, general and administrative	14,896	16,423	24,903	7,237	63,459
Depreciation and amortization	14,768	12,699	14,705	919	43,091

Total operating expenses	127,565	429,273	163,638	20,173	740,649

Operating income (loss)	$27,440	$34,369	$7,661	$(20,173)	$49,297

(9)	FAIR VALUE MEASUREMENTS
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

	As of
	September 30, 2009		December 31, 2008
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
1.625% convertible senior debentures, unsecured, due 2024	$43,764	$43,841	$66,548	$63,522
3.50% convertible debentures, unsecured, due 2025	152,253	160,125	147,446	112,131
Foreign currency derivative contracts	(43)	(43)	278	278
Embedded derivative in foreign lease	(243)	(243)	—	—
Available-for-sale investment securities	—	—	1,351	1,351
Interest rate swaps related to floating rate debt	—	—	(830)	(830)
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	September 30, 2009
		Fair Value
		Measurements
		Using Signifcant
		Other Observable
(in thousands)	Carrying Value	Inputs
Foreign currency derivative contracts	$(43)	$(43)
Embedded derivative in foreign lease	(243)	(243)
The Company values available-for-sale investment securities using quoted prices from the securities’ primary exchange. Foreign currency derivative contracts are valued using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
Certain assets are measured at fair value on a non-recurring basis. During the first quarter of 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge of $8.8 million as discussed in Note 5, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The $258.8 million fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off the remaining net book value of the intangible asset of $1.1 million. No assets were measured at fair value on a non-recurring basis in the second or third quarter of 2009.
(10) GUARANTEES
As of September 30, 2009, the Company had $61.8 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $10.6 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2009, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $19.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.9 million over the terms of the agreements with the customers.

From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of September 30, 2009, the balance of ATM network cash for which the Company was responsible was approximately $310 million. The Company maintains insurance policies to mitigate this exposure;
•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;
•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;
•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third-party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;
•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to the carrying out of their respective duties under such agreements; and
•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities and has agreed to reimburse the surety for any amounts that they are required to pay in connection with such bonds.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2009 or December 31, 2008.
(11) INCOME TAXES
The Company’s effective tax rates for continuing operations were 30.4% and 148.7% for the three-month periods ended September 30, 2009 and 2008, respectively, and were 46.8% and 53.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates were significantly influenced by certain non-taxable items, including the goodwill and acquired intangible assets impairment charge in the first quarter 2009, the impairment losses on investment securities during the first half of 2008 and the gain on sale of investment securities in the third quarter of 2009. Additionally, foreign currency exchange rates fluctuated significantly during the reported periods creating foreign currency exchange gains and losses that impacted the effective tax rates. Excluding foreign currency exchange results, the impairments to goodwill and acquired intangible assets and the gains and losses related to investment securities from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 46.3% and 44.1% for the three months ended September 30, 2009 and 2008, respectively, and 45.0% and 32.4% for the nine months ended September 30, 2009 and 2008, respectively.
The increase in the effective tax rates, as adjusted, for the first nine months of 2009 compared to the same period in 2008 is primarily related to the Company’s U.S. tax position. For the nine months ended September 30, 2009, the Company has recorded a valuation allowance against its U.S. federal tax net operating losses as it has determined that it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by the Company’s U.S. entities has not been recognized in this period. For the nine months ended September 30, 2008, no valuation allowance was recorded against its U.S. federal tax net operating losses, resulting in a tax benefit associated with the pre-tax loss generated by the Company’s U.S. operations. Additional reasons for the increase in the Company’s effective tax rates include the accrual of incremental state income tax expense in the first nine months of 2009 compared to the same period in 2008, mainly due to exhausting certain state net operating losses, and the recognition of a one-time tax benefit in the first nine months of 2008 resulting from the successful conclusion of a tax audit in one of the Company’s foreign jurisdictions. Finally, the loss of certain income tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges increased income tax expense in the first nine months of 2009.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (together with our subsidiaries, “we,” “us,” “Euronet” or the “Company”) is a leading electronic payments provider, offering automated teller machine (“ATM”) and point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services, integrated electronic financial transaction (“EFT”) software, network gateways, electronic distribution of top-up services for prepaid mobile airtime and other prepaid products, electronic consumer money transfer and bill payment services to financial institutions, mobile operators, retailers and individual customers. As of September 30, 2009, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 9,473 ATMs and approximately 51,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. We are one of the largest international providers of prepaid mobile airtime processing. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 475,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and the Americas.

•	A Money Transfer Segment, which provides global consumer to consumer money transfer services. We offer this service through a sending network of agents and Company-owned stores primarily in Europe and North America, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S. Based on revenues and volumes, we are the third-largest global money transfer company. The Money Transfer Segment originates and terminates transactions through a network of approximately 81,000 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries.
We have six processing centers in Europe, two in Asia Pacific and two in North America. We have 23 principal offices in Europe, seven in North America, five in Asia Pacific and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 75% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the first nine months of 2009, are derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment — Revenues in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenues for the first nine months of 2009, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid internet plans, prepaid debit cards, prepaid gift cards, prepaid transportation products, bill payment, money transfer and prepaid mobile content such as music, ringtones and games.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 23% of total consolidated revenues for the first nine months of 2009, are primarily derived from charging a transaction fee, as well as the difference between purchasing foreign currencies at wholesale exchange rates and selling foreign currencies to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in Europe and North America and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income (loss) by segment for the three- and nine-month periods ended September 30, 2009 and 2008 are summarized in the tables below:

	Revenues for the Three				Revenues for the Nine
	Months Ended September 30,		Year-over-Year Change		Months Ended September 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Decrease	Decrease
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
EFT Processing	$50,939	$54,408	$(3,469)	(6%)	$142,737	$155,005	$(12,268)	(8%)
Prepaid Processing	153,610	166,784	(13,174)	(8%)	433,386	463,642	(30,256)	(7%)
Money Transfer	60,271	59,511	760	1%	171,008	171,299	(291)	—

Total	$264,820	$280,703	$(15,883)	(6%)	$747,131	$789,946	$(42,815)	(5%)

	Operating Income (Loss)				Operating Income (Loss)
	for the Three Months				for the Nine Months Ended
	Ended September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
EFT Processing	$12,249	$8,256	$3,993	48%	$33,958	$27,440	$6,518	24%
Prepaid Processing	13,548	12,615	933	7%	36,535	34,369	2,166	6%
Money Transfer	2,575	3,152	(577)	(18%)	(2,615)	7,661	(10,276)	n/m

Total	28,372	24,023	4,349	18%	67,878	69,470	(1,592)	(2%)
Corporate services	(6,287)	(5,255)	(1,032)	20%	(18,071)	(20,173)	2,102	(10%)

Total	$22,085	$18,768	$3,317	18%	$49,807	$49,297	$510	1%

n/m — Not meaningful.
Impact of changes in foreign currency exchange rates
During the first nine months of 2009, the U.S. dollar was significantly stronger compared to most of the currencies of the countries in which we operate than it was in the comparable period of 2008. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first nine months of 2009 are negatively impacted by the stronger U.S. dollar. We estimate that, depending on the mix of countries and currencies, our consolidated operating income for the nine months ended September 30, 2009 was diminished by approximately 20% when compared to the same period of 2008 as a result of changes in foreign currency exchange rates. If applicable, we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three- and nine-month periods ended September 30, 2009 and 2008. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the first nine months of 2008 to the first nine months of 2009 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Nine Months Ended	Nine Months Ended	Decrease
Currency	September 30, 2009	September 30, 2008	Percent
Australian dollar	$0.7534	$0.9122	(17%)
British pound	1.5437	1.9473	(21%)
euro	1.3663	1.5216	(10%)
Hungarian forint	0.0048	0.0061	(21%)
Indian rupee	0.0205	0.0241	(15%)
Polish zloty	0.3134	0.4436	(29%)
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 for our EFT Processing Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$50,939	$54,408	$(3,469)	(6%)	$142,737	$155,005	$(12,268)	(8%)

Operating expenses:
Direct operating costs	21,973	26,000	(4,027)	(15%)	60,584	72,362	(11,778)	(16%)
Salaries and benefits	7,890	8,518	(628)	(7%)	22,345	25,539	(3,194)	(13%)
Selling, general and administrative	3,992	6,508	(2,516)	(39%)	12,296	14,896	(2,600)	(17%)
Depreciation and amortization	4,835	5,126	(291)	(6%)	13,554	14,768	(1,214)	(8%)

Total operating expenses	38,690	46,152	(7,462)	(16%)	108,779	127,565	(18,786)	(15%)

Operating income	$12,249	$8,256	$3,993	48%	$33,958	$27,440	$6,518	24%

Transactions processed (in millions)	188.4	174.2	14.2	8%	516.0	494.7	21.3	4%
ATMs as of September 30	9,473	10,384	(911)	(9%)	9,473	10,384	(911)	(9%)
Average ATMs	9,433	10,321	(888)	(9%)	9,370	10,685	(1,315)	(12%)
Revenues
Our revenues for the first nine months of 2009 decreased when compared to the first nine months of 2008 due to the stronger U.S. dollar during the first nine months of 2009 compared to the first nine months of 2008 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. Additionally, the decrease in the number of ATMs operated, which is primarily due to the expiration or termination of ATM services contracts discussed in more detail in the following paragraphs, limited our revenue growth. Offsetting these decreases were contract termination fees totaling $4.4 million and increases in revenues primarily associated with our operations in Germany, India and our software and cross-border merchant processing and acquiring businesses.
Average monthly revenue per ATM was $1,800 for the third quarter and $1,693 for the first nine months of 2009, compared to $1,757 for the third quarter and $1,612 for the first nine months of 2008. The increase in the third quarter of 2009 from the third quarter of 2008 is mainly driven by increased transaction fees in Germany. We have recently been able to increase transaction fees in Germany, but we are uncertain if we will be able to increase them further or maintain the current rates. The improvement in average monthly revenue per ATM in the first nine months of 2009 from the same period in 2008 is generally the result of the increased transaction fees in Germany, the non-

recurring contract termination fees discussed above and the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008, partly offset by the impact of the stronger U.S. dollar. The U.K. contract involved processing services only with very little associated costs and, therefore, had lower-than-average revenue per ATM. Revenues per transaction were $0.27 for the third quarter and $0.28 for the first nine months of 2009, compared to $0.31 each for the third quarter and first nine months of 2008. These decreases are primarily the result of the impact of the stronger U.S. dollar and the growth of transactions in India and China, where revenues per transaction have been historically lower than Central and Eastern Europe (due to lower labor costs). During the first nine months of 2009, transactions on Euronet’s shared network in India, Cashnet, increased 125% when compared to the same period in 2008.
Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs may result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation and financial stress in the banking industry could make this process less predictable.
Our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect to be regularly engaged in discussions with one or more of our customer banks to either renew or restructure our ATM outsourcing agreements. During the fourth quarter 2008 and first quarter 2009, certain customer contracts were terminated or expired, resulting in a decrease of approximately 1,700 ATMs. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset during the first nine months of 2009 by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The decrease in direct operating cost for the first nine months of 2009, compared to the same period in 2008, is attributed to the impact of the stronger U.S. dollar and the decrease in the number of ATMs under operation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, increased to $29.0 million for the third quarter of 2009 from $28.4 million in the third quarter of 2008 and decreased to $82.2 million for the first nine months of 2009 from $82.6 million for the same period in 2008. The increase in the third quarter of 2009 is mainly due to increased transaction fees in Germany and improved profitability in India, Poland and our cross-border merchant processing and acquiring business, partly offset by the stronger U.S. dollar and the loss of ATM services contracts discussed above. The decrease in the first nine months of 2009 is largely due to the same factors with a greater negative impact of the stronger U.S. dollar for the period as compared to the third quarter of 2009, partly offset by the contract termination fee revenues discussed above. Gross profit as a percentage of revenues (“gross margin”) was 57% for the third quarter and 58% for the first nine months of 2009 compared to 52% for the third quarter and 53% for the first nine months of 2008. The increases in gross margin are primarily due to the previously mentioned contract termination fees and gross margin improvements in Germany, India and our cross-border merchant processing and acquiring business.
Salaries and benefits
The decrease in salaries and benefits for the first nine months of 2009 compared to the same period in 2008 is primarily due to the impact of the stronger U.S. dollar discussed above. As a percentage of revenues, these costs were flat at 16% of revenues for the first nine months of 2009 and 2008.

Selling, general and administrative
The decrease in selling, general and administrative expenses for the first nine months of 2009 compared to the same period in 2008 was primarily due to the impact of the stronger U.S. dollar, partly offset by increased expenses incurred in connection with growth in India and China. The decrease in these expenses was also impacted by the third quarter 2008 spike in expenses following the launch of our cross-border merchant processing and acquiring business. As a percentage of revenues, selling, general and administrative expenses decreased to 9% for the first nine months of 2009 compared to 10% for the same period in 2008.
Depreciation and amortization
The decrease in depreciation and amortization expense for the first nine months of 2009 compared to the same period in 2008 is due primarily to the impact of the stronger U.S. dollar described above. As a percentage of revenues, these expenses were flat at 9.5% for the first nine months of 2009 and 2008.
Operating income
Operating income as a percentage of revenues for the first nine months of 2009 was 24% compared to 18% for the same period in 2008. The increase in operating income and operating margin is primarily due to the substantial contract termination revenues described above and the improvements in Germany, India and our cross-border merchant processing and acquiring business, partly offset by the impact of the stronger U.S. dollar. Operating income per transaction was $0.07 for the first nine months of 2009 compared to $0.06 for the same period in 2008.
PREPAID PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 for our Prepaid Processing Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$153,610	$166,784	$(13,174)	(8%)	$433,386	$463,642	$(30,256)	(7%)

Operating expenses:
Direct operating costs	123,423	136,474	(13,051)	(10%)	349,800	378,934	(29,134)	(8%)
Salaries and benefits	7,486	7,733	(247)	(3%)	20,703	21,217	(514)	(2%)
Selling, general and administrative	5,219	5,689	(470)	(8%)	15,170	16,423	(1,253)	(8%)
Depreciation and amortization	3,934	4,273	(339)	(8%)	11,178	12,699	(1,521)	(12%)

Total operating expenses	140,062	154,169	(14,107)	(9%)	396,851	429,273	(32,422)	(8%)

Operating income	$13,548	$12,615	$933	7%	$36,535	$34,369	$2,166	6%

Transactions processed (in millions)	194.4	180.4	14.0	8%	572.9	517.2	55.7	11%
Revenues
The decrease in revenues for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the stronger U.S. dollar during the first nine months of 2009 compared to the same period in 2008 relative to most of the currencies of the countries in which we operate, particularly the Australian dollar and British pound. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. Additionally, mobile operator commission rates decreased in the U.K during the third quarter of 2009. These decreases were partly offset by an increase in total transactions processed, led by improvements in Australia, Germany and the U.S. Our Australian subsidiary enhanced its market position in the first quarter of 2009 by signing an exclusive, long-term distribution agreement with Vodafone Australia. The agreement strengthens our existing relationship with Vodafone and preserves our gross margins during the term of the agreement.
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
Revenues per transaction were $0.79 for the third quarter and $0.76 for the first nine months of 2009 compared to $0.92 for the third quarter and $0.90 for the first nine months of 2008. The decrease in revenues per transaction is due mainly to the impact of the stronger U.S. dollar and the mobile operator commission rate decreases in the U.K.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The decreases in direct operating costs are generally attributable to the impact of the stronger U.S. dollar, partly offset by the increase in total transactions processed. Additionally, substantially all of the third quarter 2009 decrease in mobile operator commission revenues in the U.K. discussed above was passed on to retail merchants resulting in lower commission costs.
Gross profit
Gross profit, which represents revenues less direct costs, was $30.2 million for the third quarter and $83.6 million for the first nine months of 2009 compared to $30.3 million for the third quarter and $84.7 million for the first nine months of 2008. Gross margin increased to 20% for the third quarter and 19% for the first nine months of 2009 compared to 18% for the same periods in 2008. Gross profit per transaction was $0.16 for the third quarter and $0.15 for the first nine months of 2009 compared to $0.17 for the third quarter and $0.16 for the first nine months of 2008. The primary cause of the reduction in gross profit per transaction is the impact of the stronger U.S. dollar.
Salaries and benefits
The decrease in salaries and benefits for the first nine months of 2009 compared to the first nine months of 2008 is primarily due to the impact of the stronger U.S. dollar, partly offset by additional overhead to support development in new and growing markets. As a percentage of revenues, salaries and benefits increased slightly to 4.8% for the first nine months of 2009 from 4.6% for the same period in 2008.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first nine months of 2009 compared to the first nine months of 2008 is due to the impact of the stronger U.S. dollar, partly offset by additional overhead to support development in new and growing markets. As a percentage of revenues, these expenses remained flat at 3.5% for the first nine months of 2009 compared to the same period in 2008.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the first nine months of 2009 compared to the first nine months of 2008 primarily due to the impact of the stronger U.S. dollar. As a percentage of revenues, these expenses decreased slightly to 2.6% for the first nine months of 2009 from 2.7% for the first nine months of 2008.
Operating income
The improvement in operating income for 2009 compared to 2008 is due to the growth in transactions processed, partly offset by the impact of foreign currency translations to the U.S. dollar.
Operating income as a percentage of revenues was 8.8% for the third quarter and 8.4% for the first nine months of 2009 compared to 7.6% for the third quarter and 7.4% for the first nine months of 2008. The increase is primarily due to the increase in transactions processed and the associated gross margin expansion. Operating income per transaction was relatively flat at $0.07 for the third quarter and $0.6 for the first nine months of 2009 compared to $0.07 for the third quarter and first nine months of 2008. The flatness in 2009 reflects the gross margin expansion largely offsetting the negative impact of the stronger U.S. dollar.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 for the Money Transfer Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Total revenues	$60,271	$59,511	$760	1%	$171,008	$171,299	$(291)	—

Operating expenses:
Direct operating costs	28,097	29,525	(1,428)	(5%)	81,710	86,066	(4,356)	(5%)
Salaries and benefits	14,626	13,172	1,454	11%	39,549	37,964	1,585	4%
Selling, general and administrative	9,680	8,874	806	9%	27,342	24,903	2,439	10%
Goodwill and acquired intangible assets impairment	—	—	—	n/m	9,884	—	9,884	n/m
Depreciation and amortization	5,293	4,788	505	11%	15,138	14,705	433	3%

Total operating expenses	57,696	56,359	1,337	2%	173,623	163,638	9,985	6%

Operating income (loss)	$2,575	$3,152	$(577)	(18%)	$(2,615)	$7,661	$(10,276)	n/m

Transactions processed (in millions)	4.5	4.3	0.2	5%	13.0	12.4	0.6	5%

n/m — Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues per transaction decreased to $13.39 for the third quarter and $13.15 for the first nine months of 2009 from $13.84 for the third quarter and $13.81 for the first nine months of 2008. The growth rate of revenues lagged the transaction growth rate largely as a result of the impact of the stronger U.S. dollar. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the strengthening of the U.S. dollar. This decrease was partly offset by a strong increase in transfers from non-U.S. locations which generally have higher revenues per transaction than transfers initiated in the U.S. For the nine months ended September 30, 2009, 65% of our money transfers were initiated in the U.S., 32% in Europe and 3% in other countries, such as Canada and Australia. This compares to 69% initiated in the U.S., 28% initiated in Europe and 3% in other countries for the nine months ended September 30, 2008. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived from non-U.S. initiated sources.
The flatness in revenues for the first nine months of 2009 compared to revenues for the first nine months of 2008 is primarily due to the impact of the stronger U.S. dollar, largely offset by an increase in the number of transactions processed. For the first nine months of 2009, money transfers to Mexico, which represented 26% of total money transfers, decreased by 18% while transfers to all other countries increased 16% when compared to the first nine months of 2008. The increase in transfers to countries other than Mexico is primarily due to the expansion of our operations. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. The decrease in direct operating costs in the first nine months of 2009 compared to the same period in 2008 is due to the impact of the stronger U.S. dollar, partly offset by the growth in transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $32.2 million for the third quarter and $89.3 million for the first nine months of 2009 compared to gross profit of $30.0 million for the third quarter and $85.2 million for the first nine months of 2008. The improvements are primarily due to the growth in money transfer transactions, partly offset by the impact of the stronger U.S. dollar related to money transfers originated outside the U.S. As discussed above, certain competitors have been lowering transaction fees and foreign currency exchange spreads in the U.S. market as a result of the economic factors and immigration developments impacting the U.S. market. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to impact the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share. Gross margin was 53% for the third quarter and 52% for the first nine months of 2009 compared to 50% for the third quarter and first nine months of 2008. This improvement primarily reflects the strong growth in transaction volume in our higher margin non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits in the first nine months of 2009 compared to salaries and benefits expense for the same period in 2008 is mainly due to the increased expenditures we incurred to support expansion of our operations, primarily internationally, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, salaries and benefits increased slightly to 23% for the first nine months of 2009 from 22% for the same period in 2008.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for the first nine months of 2009 compared to selling, general and administrative expenses for the first nine months of 2008 is primarily the result of increased expenditures to support expansion of our operations, primarily internationally, and increased professional fees for legal expenses, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, selling, general and administrative expenses increased to 16% for the first nine months of 2009 from 15% for the same period in 2008.
Goodwill and acquired intangible assets impairment
In the fourth quarter of 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business. This charge was an estimate based on the assessment performed up to the filing date of our 2008 Annual Report on Form 10-K. We completed the assessment in the first quarter of 2009 and recorded an additional $9.9 million non-cash impairment charge in the first quarter of 2009. Should economic or other factors cause us to significantly lower our cash flow projections for our money transfer business, we will need to reassess the business for further possible impairment. See Note 5, Goodwill and Acquired Intangible Assets, Net, to the Unaudited Consolidated Financial Statements for a further discussion of this charge.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization in the first nine months of 2009 compared to the same period in 2008 reflects increased charges related to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores, partly offset by the impact of the stronger U.S. dollar. Greater acquisition-related amortization in the third quarter of 2009 also contributed to the increase. As a percentage of revenues, depreciation and amortization remained flat at 9% for each of the nine-month periods ended September 30, 2009 and 2008.
Operating income
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first nine months of 2009 decreased $0.4 million compared to the same period in 2008. This decrease reflects the increased costs to expand internationally, increased professional fees and the negative impact of the stronger U.S. dollar, partly offset by the growth in transactions processed, mainly those originated in non-U.S. locations.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2009 and 2008 for Corporate Services:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Salaries and benefits	$4,731	$3,556	$1,175	33%	$11,817	$12,017	$(200)	(2%)
Selling, general and administrative	1,178	1,389	(211)	(15%)	5,240	7,237	(1,997)	(28%)
Depreciation and amortization	378	310	68	22%	1,014	919	95	10%

Total operating expenses	$6,287	$5,255	$1,032	20%	$18,071	$20,173	$(2,102)	(10%)

Corporate operating expenses
Operating expenses for Corporate Services decreased for the first nine months of 2009 compared to the same period in 2008. The decrease in salaries and benefits is primarily the result of the first quarter 2009 reversal of share-based compensation related to certain performance-based stock awards, as well as severance costs incurred in the first quarter 2008 related to certain senior level positions. These decreases were partly offset by increased incentive compensation expense in the third quarter of 2009. The decrease in selling, general and administrative expenses was due primarily to the first quarter 2008 write-off of $3.0 million in professional fees and settlement costs associated with our potential acquisition of MoneyGram, partly offset by increased costs in the second quarter 2009 for professional fees for legal and acquisition-related expenses.
OTHER INCOME (EXPENSE)

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
(dollar amounts in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Interest income	$644	$2,631	$(1,987)	(76%)	$2,498	$8,531	$(6,033)	(71%)
Interest expense	(6,042)	(9,259)	3,217	(35%)	(19,762)	(28,285)	8,523	(30%)
Income from unconsolidated affiliates	474	353	121	34%	1,508	834	674	81%
Gain on sale of (impairment loss on) investment securities	1,751	—	1,751	n/m	1,751	(18,760)	20,511	n/m
Gain (loss) on early retirement of debt	—	1,017	(1,017)	n/m	(253)	771	(1,024)	n/m
Foreign currency exchange gain (loss), net	7,766	(19,346)	27,112	n/m	6,825	(6,647)	13,472	n/m

Other income (expense), net	$4,593	$(24,604)	$29,197	n/m	$(7,433)	$(43,556)	$36,123	n/m

n/m — Not meaningful.
Interest income
The decreases in interest income for the third quarter and first nine months of 2009 from the comparable periods in 2008 were primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods. Additionally, $1.2 million was recognized in the first quarter 2008 for interest related to a federal excise tax refund recorded in the fourth quarter 2007.

Interest expense
The decreases in interest expense for the third quarter and first nine months of 2009 from the comparable periods in 2008 were primarily related to the reductions in debt from scheduled and early repayments on our term loan, repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decreases in interest expense were also due to lower interest rates on our floating-rate debt obligations in the third quarter and first nine months of 2009 compared to the same periods in 2008.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in e-pay Malaysia and our 49% investment in Euronet Middle East. The increases in income were mainly the result of improved profitability of both affiliates.
Gain on sale of (impairment loss on) investment securities
During the third quarter of 2009, we sold our shares of MoneyGram stock, recognizing a $1.8 million gain. The gain resulted from the increase in the share price after the $18.8 million impairment loss we recorded in the first half of 2008 due to the decline in value of our investment in MoneyGram, which was determined to be other than temporary.
Gain (loss) on early retirement of debt
In the first half of 2009, we repurchased in privately negotiated transactions $25.8 million in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.3 million for the first nine months of 2009 represents the difference in the amounts paid for the convertible debentures over their carrying amounts, as well as the pro-rata write-off of deferred financing costs associated with the portion of the term loan that was prepaid during the first nine months of 2009. The $0.8 million gain for the first nine months of 2008 is the result of the third quarter 2008 repurchase of $55.0 million in principal of the 1.625% convertible debentures, along with the term loan amount that was prepaid during the first nine months of 2008.
Foreign currency exchange gain (loss), net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded net foreign currency exchange gains of $7.8 million in the third quarter and $6.8 million in the first nine months of 2009 compared to losses of $19.3 million in the third quarter and $6.6 million in the first nine months of 2008. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$26,678	$(5,836)	$42,374	$5,741
Income tax expense (benefit)	8,110	(8,679)	19,824	3,070

Income from continuing operations	$18,568	$2,843	$22,550	$2,671

Effective income tax rate	30.4%	148.7%	46.8%	53.5%

Income (loss) from continuing operations before income taxes	$26,678	$(5,836)	$42,374	$5,741
Adjust: Foreign currency exchange gain (loss), net	7,766	(19,346)	6,825	(6,647)
Adjust: Goodwill and acquired intangible assets impairment	—	—	(9,884)	—
Adjust: Gain (loss) related to investment securities	1,751	—	1,751	(18,760)

Income from continuing operations before income taxes, as adjusted	$17,161	$13,510	$43,682	$31,148

Income tax expense (benefit)	$8,110	$(8,679)	$19,824	$3,070
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	161	(14,640)	165	(7,026)

Income tax expense (benefit), as adjusted	$7,949	$5,961	$19,659	$10,096

Effective income tax rate, as adjusted	46.3%	44.1%	45.0%	32.4%

The Company’s effective tax rates for continuing operations were 30.4% and 148.7% for the three-month periods ended September 30, 2009 and 2008, respectively, and were 46.8% and 53.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates were significantly influenced by certain non-taxable items, including the goodwill and acquired intangible assets impairment charge in the first quarter 2009, the impairment losses on investment securities during the first half of 2008 and the gain on sale of investments securities in the third quarter of 2009. Additionally, foreign currency exchange rates fluctuated significantly during the reported periods creating foreign currency exchange gains and losses that impacted the effective tax rates. Excluding foreign currency exchange results, the impairments to goodwill and acquired intangible assets and the gains and losses related to investment securities from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 46.3% and 44.1% for the three months ended September 30, 2009 and 2008, respectively, and 45.0% and 32.4% for the nine months ended September 30, 2009 and 2008, respectively.
The increase in the effective tax rates, as adjusted, for the first nine months of 2009 compared to the same period in 2008 is primarily related to our U.S. tax position. For the nine months ended September 30, 2009, we have recorded a valuation allowance against our U.S. federal tax net operating losses as we have determined that it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized in this period. For the nine months ended September 30, 2008, no valuation allowance was recorded against our U.S. federal tax net operating losses, resulting in a tax benefit associated with the pre-tax loss generated by our U.S. operations. Additional reasons for the increase in the effective tax rates include the accrual of incremental state income tax expense in the first nine months of 2009 compared to the same period in 2008, mainly due to exhausting certain state net operating losses, and the recognition of a one-time tax benefit in the first nine months of 2008 resulting from the successful conclusion of a tax audit in one of our foreign jurisdictions. Finally, the loss of certain income tax deductions in Spain as a result of the goodwill and acquired intangible assets impairment charges increased income tax expense in the first nine months of 2009.
OTHER
Discontinued operations, net
During 2008, we decided to sell Essentis in order to focus our investments and resources on our transaction processing businesses. We have signed an agreement to sell the assets of the business and expect the sale to close in the fourth quarter of 2009. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for all periods presented.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.2 million for the third quarter and $1.0 million for the first nine months of 2009 compared to $0.7 million for the third quarter and $1.9 million for the first nine months of 2008. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly-owned:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	Prepaid - Spain
e-pay SRL	51%	Prepaid - Italy
ATX	51%	Prepaid - various
Euronet China	75%	EFT - China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $18.9 million for the third quarter and $22.1 million for the first nine months of 2009 compared to $1.9 million for the third quarter of 2008 and a net loss of $0.9 million for the first nine months of 2008. As more fully discussed above, the increase of $23.0 million for the first nine months of 2009 as compared to the same period in 2008 was primarily the result of the $18.8 million first half 2008 unrealized loss on investment securities and the $1.8 million third quarter 2009 gain on sale of the same securities along with the $13.5 million increase in foreign currency exchange gains, partly offset by the $16.8 million increase in income tax expense. Additionally, operating income increased $0.5 million, net interest expense decreased $2.5 million, net income from discontinued operations increased $2.1 million and other items increased net income by $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2009, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $112.1 million, compared to working capital of $99.1 million as of December 31, 2008. Our ratio of current assets to current liabilities was 1.21 as of September 30, 2009 and 1.17 as of December 31, 2008. The increase in working capital was due primarily to the earnings achieved during the first nine months of 2009, partly offset by the use of cash to reduce long-term debt.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of September 30, 2009, working capital in the Money Transfer Segment was $73.1 million. We expect that working capital needs will increase as we expand this business. The Prepaid Processing Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $117.3 million for the first nine months of 2009 compared to $48.8 million for the same period in 2008. The increase is primarily due to fluctuations in working capital primarily associated with the timing of the settlement process with mobile operators in the Prepaid Processing Segment, partly offset by amounts paid to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Investing activity cash flow
Cash flows used in investing activities were $35.4 million for the first nine months of 2009, compared to $10.3 million for the same period in 2008. Our investing activities included $26.2 million and $29.1 million for purchases of property and equipment in the first nine months of 2009 and 2008, respectively. Additionally, the first nine months of 2009 included $10.3 million in cash used for acquisitions compared to $5.4 million for the first nine months of 2008. Our investing activities for the first nine months of 2009 included $3.0 million in proceeds from the sale of investment securities. Our investing activities for the first nine months of 2008 included the return of $26 million we placed in escrow in 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional. Finally, cash used for software development and other investing activities totaled $1.9 million for the first nine months of 2009 and $1.8 million for the same period in 2008.

Financing activity cash flow
Cash flows used in financing activities were $48.0 million during the first nine months of 2009 compared to $126.5 million during the same period in 2008. Our financing activities for the first nine months of 2009 consisted primarily of net repayments of debt obligations of $46.8 million compared to $127.7 million for the first nine months of 2008. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first nine months of 2009 we had a total of $296.4 million in borrowings and $311.2 million in repayments under our revolving credit facility. During the first nine months of 2009, we paid $27.6 million for repayments and early retirements of debt obligations and $4.4 million for capital lease obligations. Additionally, we paid $2.4 million of dividends to noncontrolling interests stockholders in the first nine months of 2009.
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
As of September 30, 2009, we had borrowings of $129.5 million outstanding against the term loan. We had borrowings of $2.1 million and stand-by letters of credit of $44.9 million outstanding against the revolving credit facility. The remaining $53.0 million under the revolving credit facility ($78.0 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of September 30, 2009,

our weighted average interest rate under the revolving credit facility was 5.3% and under the term loan was 2.5%, excluding amortization of deferred financing costs.
Short-term debt obligations – Short-term debt obligations at September 30, 2009 were primarily the $43.8 million 1.625% Convertible Senior Debentures Due 2024 as the holders have the option to require us to repurchase their debentures at par on December 15, 2009, and the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $0.4 million of borrowings outstanding against these facilities as of September 30, 2009.
We believe that the short-term debt obligations can be refinanced on terms acceptable to us. However, if acceptable refinancing options are not available, we believe that amounts due under these obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt – We have $175.0 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
We also have $44.2 million in principal amount of 1.625% Convertible Senior Debentures Due 2024 that are convertible into 1.3 million shares of Euronet Common Stock at a conversion price of $33.63 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until December 20, 2009 but are redeemable at any time thereafter at par. Holders of the debentures have the option to require us to purchase their debentures at par on December 15, 2009, 2014 and 2019, and upon a change in control of the Company. Unless the price of our Common Stock appreciates substantially before December 15, 2009, the holders of the debentures may exercise the option at that date. We fully expect we will have sufficient cash available to fund the potential $44.2 million purchase price using our cash currently on hand.
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
Capital expenditures and needs – Total capital expenditures for the first nine months of 2009 were $27.3 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2009 are estimated to be approximately $35 million to $40 million.
In the Prepaid Processing Segment, approximately 115,000 of the approximately 475,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $8.9 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It will involve the assumption of credit risk, as the principal amount of transactions will be settled to merchants before settlements are received from card associations. We incurred $2.1 million in operating losses related to this business in the first nine months of 2009 and currently expect to incur approximately $2.3 million to $2.8 million in operating losses for the full year 2009.
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
OFF BALANCE SHEET ARRANGEMENTS
Under certain circumstances, we grant guarantees of the obligations of our wholly-owned subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2009, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2009. See also Note 10, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of September 30, 2009, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, is the net reduction of $42.2 million of principal on long-term debt.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 (formerly Emerging Issues Task Force Consensus 08-01). ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or modified for fiscal years beginning on or after June 15, 2010 with earlier application permitted. We are evaluating the impact that the adoption of ASU 2009-13 will have on our financial statements and whether we will elect early application; however, the impact is not expected to be material.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2009, our total debt outstanding was $336.0 million. Of this amount, $196.0 million, or 58% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175.0 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. The $44.2 million principal amount of contingent convertible debentures, issued in December 2004, accrue cash interest at a rate of 1.625% of the principal amount per annum. Based on quoted market prices, as of September 30, 2009, the fair value of our fixed rate convertible debentures was $204.0 million, compared to a carrying value of $196.0 million.
Interest expense, including amortization of deferred debt issuance costs, for our total $196.0 million in fixed rate debt totals approximately $16.9 million per year, or a weighted average interest rate of 8.6% annually. Additionally, approximately $7.8 million, or 2% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2009 and 2014.
The remaining $132.2 million, or 40% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $2.1 million. This computation excludes the $150.0 million in potential expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2009, 75% of our revenues were generated in non-U.S. dollar countries compared to 76% for the first nine months of 2008. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty and Indian rupee. As of September 30, 2009, we estimate that a 10% fluctuation in foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $60 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2009, we had foreign currency forward contracts outstanding with a notional value of $44.1 million, primarily in euros, that were not designated as hedges and mature in a weighted average of 4.4 days. The fair value of these forward contracts as of September 30, 2009 was an unrealized loss of less than $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended September 30, 2009, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 150 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares (all purchases occurred during September 2009):

Total Number
of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share (1)	Programs	Programs
September 1 — September 30	150	$24.79	—	—

Total	150	$24.79	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

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
November 5, 2009
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer