Form 10-K
period 2009-12-31
EURONET WORLDWIDE INC
filed 2010-03-01
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File Number 001-31648

EURONET WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	74-2806888 (I.R.S. Employer Identification No.)

4601 COLLEGE BOULEVARD, SUITE 300
LEAWOOD, KANSAS	66211
(Address of principal executive offices)	(Zip Code)
(913) 327-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	Nasdaq Stock Market, LLC
Preferred Stock Purchase Rights	Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $927.2 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2009.
At February 25, 2010, the registrant had 50,912,446 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
OVERVIEW
General Overview
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading global electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products, and global consumer money transfer services.
Core Business Segments
We operate in the following three principal business segments as of December 31, 2009:
•	An EFT Processing Segment, which processes transactions for a network of 9,720 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM and POS management solutions; credit and debit card outsourcing; card issuing and merchant acquiring services. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides electronic distribution of prepaid mobile airtime and other prepaid products and collection services for various payment products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 498,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America. Through this segment, we are one of the largest international providers of prepaid mobile airtime processing.

•	A Money Transfer Segment, which provides global consumer-to-consumer money transfer services. We offer this service through a network of sending agents and Company-owned stores primarily in Europe and North America, disbursing money transfers through a worldwide payer network. Bill payment and check cashing services are offered primarily in the U.S. Based on revenues and volumes, through this segment, we are the third-largest global money transfer company.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 25 principal offices in Europe, one in the Middle East, six in Asia Pacific and seven in North America. Our executive offices are located in Leawood, Kansas, USA.
Historical Perspective
The first company in the Euronet group was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. We began operations in 1995, setting up a processing center in Budapest, Hungary and installing our first ATMs in Hungary, followed by Poland and Germany. The Euronet group was reorganized on March 6, 1997 in connection with its initial public offering, and at that time the operating entities of the Euronet group became wholly-owned subsidiaries of Euronet Services Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in 2001.
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
In 2003, Euronet complemented its existing EFT and Software business by acquiring a third business, epay Limited (“epay”), which had offices in the U.K. and Australia. epay processes transactions and acts as a cash collection network for prepaid services, primarily prepaid mobile airtime. We started reporting epay’s results in a new segment called the Prepaid Processing Segment. The Prepaid

Processing Segment subsequently expanded as a result of acquisitions in Germany, Romania, Spain, the U.K. and the U.S. and the establishment of new offices in France, New Zealand, Poland, India and Italy.
During 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based RIA, the third-largest global money transfer company. Established in 1987, RIA originates and terminates transactions through a network of sending agents and Company-owned stores located throughout Europe and North America and an extensive payer network located in more than 100 countries. During 2008 and 2009, the Money Transfer Segment focused on increasing its non-U.S. market share, particularly in Europe where we are consistently seeing double-digit growth in volumes and profits, and expanding our payer network in specific fast-moving money transfer corridors. The segment made significant strides in expanding its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the Prepaid Processing Segment.
2009 Developments
In July 2009, our Prepaid Processing Segment launched a new global brand identity under the name “epay,” uniting all of our existing prepaid subsidiaries in Australia, Germany, Italy, Spain, New Zealand, Poland, Romania, the U.K. and the U.S. The unified branding strategy reflects a stronger, more diversified business supporting our goal of transforming the Prepaid Processing Segment from being one of the largest international distributors of prepaid mobile airtime to becoming a leading provider of e-payment services and technology. In the last few years, the Prepaid Processing Segment has made significant strides in diversifying its product portfolio beyond prepaid mobile airtime and the process of transformation continued in 2009. Today, our epay portfolio extends across a wide range of products and services, including prepaid debit cards, e-wallets, bill payment, gift cards, digital content, lottery and transport payment solutions, including road tolls and public transport.
In November 2009, we obtained a payment services license from the U.K. Financial Services Authority (“FSA”). Following the expiration of a transition period in 2011, a payment services license will be required in order to perform certain services in Europe involving the facilitation of payments, including money transfer and certain payment card services. Under European law, a payment services license obtained in a European country may be “passported” to any other European country, and we have passported our U.K. license to 10 countries to date. This feature of the payment services regime will permit us to replace multiple, national money transfer and other permits with a single permit, and thereby to be regulated by a single regulator rather than several, national regulators. The new payment services regime has also facilitated expansion of our money transfer business by permitting us to become licensed more quickly in new European countries through passporting and allowing us to broaden our sales of money transfers through agents in certain European countries in which use of agents was not previously permitted.
In April 2009, we completed the acquisition of Rapide Cheque, a small check cashing business in Montreal, Canada.
In December 2009, we completed the acquisition of Serbia-based Mellon Transaction Services (“MTS”), a member of the Greece-based Mellon Group of Companies. MTS provides integrated card issuing and acquiring solutions to financial institutions in Serbia, Egypt, Cyprus and Albania. The acquisition of MTS is of strategic importance to Euronet, as it positions us as the leading processor in Serbia and opens up new business development opportunities in the region.
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
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also has revenues from POS operations and merchant management, card network management (for credit, debit, prepaid and loyalty cards), prepaid mobile phone recharge on ATMs and ATM advertising. The number of ATMs we operate decreased to 9,720 at December 31, 2009 from 10,128 at December 31, 2008. The reduction in ATMs was largely due to the expiration or termination of ATM services contracts in the first quarter of 2009. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset in 2009 by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, mobile phone airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 19% as indicated in the following table:

(in millions)	2005	2006	2007	2008	2009
EFT processing transactions per year	352.5	455.5	582.5	672.2	703.0
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Athens, Greece; Mumbai, India; Belgrade, Serbia; and Beijing, China. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet GoldNet ATM software package.
EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to financial institutions, retailers, mobile operators and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of bunch note accepters, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management services agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements, described below.
Euronet-Branded ATM Transaction Processing
Our Euronet-branded ATM networks in Western, Central and Eastern Europe are primarily managed by a processing center that uses our internally developed Integrated Transaction Management® (“ITM”) core software solution. The ATMs in our network are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Diners Club International®, Visa®, MasterCard®/Europay, Discover® and China Union Pay as well as international ATM networks such as PULSE®. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international associations of card issuers.
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
Card Acceptance or Sponsorship Agreements
Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM, with the exception of those in the Czech Republic where we provide the cash for the ATMs. Regardless of the source, Euronet is generally liable for the cash in the ATM networks. Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in euros or U.S. dollars or are adjusted for inflation. Transaction fees are billed to financial institutions and card organizations with payment terms typically no longer than one month.
Other Products and Services
Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include electronic bill payment, ATM advertising, money transfer payout on ATMs and the sale of prepaid mobile airtime recharge services from ATMs or mobile phone devices. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers and intend to implement additional services as markets develop.
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
Euronet offers multinational merchants a Single European Payments Area (“SEPA”) compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in the euro, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of their location. This single centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, the platform can serve the merchants in these countries as well, through its multi-currency functionality.
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
In recent years, the need for “all-in” services has increased in the market. Banks, particularly smaller banks, are increasingly looking for integrated ATM, POS and card issuing processing and management services. Euronet is well positioned for this opportunity as it can offer a full end-to-end solution to the potential partners.
Euronet’s card issuing processing product line has seen steady growth in the last three years. We now have card outsourcing clients in Bulgaria and Romania. We are committed to grow both the geographical coverage and to sell more services in the existing markets. As a part of the card outsourcing proposition, we are selling chargeback handling and fraud systems priced on a transaction basis.
Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our ITM software is used by our Budapest, Mumbai, Beijing and Belgrade processing centers in our EFT Processing Segment, including our Euronet Middle East joint venture processing center in Bahrain, resulting in cost savings and added value compared to third-party license and maintenance options. Furthermore, we have identified opportunities to provide processing services to our software solutions customers and we believe our ability to develop, adapt and control our own software gives us credibility with our processing services customers. We have been able to enter into agreements under which we contribute the right to use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions permit us to enter new markets without significant cash outlays.
Seasonality
Our business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. We have estimated that, absent significant fluctuations in foreign currency exchanges rates or unusual circumstances, such as the impact of new acquisitions or unusually high levels of growth due to market factors, the overall revenue realized in the EFT Processing Segment is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
Significant Customers and Government Contracts
No individual customer of the EFT Processing Segment makes up greater than 10% of consolidated total revenue. We do not have any government contracts in the EFT Processing Segment.
Competition
Our principal EFT Processing competitors include ATM networks owned by financial institutions and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to financial institutions and independent ATM deployers in a particular country. Additionally, large, well-financed companies that operate ATMs offer ATM network and outsourcing services, and those that provide card outsourcing, POS processing and merchant acquiring services also compete with us in various markets. Small local operators have also recently begun offering their services, particularly in the independent ATM deployment market. None of these competitors have a dominant market share in any of our markets. Competitive factors in our EFT Processing Segment include breadth of service offering, network availability and response time, price to both the financial institution and to its customers, ATM location and access to other networks.
Discontinued Operations
During the fourth quarter 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus our investments and resources on our transaction processing businesses.

PREPAID PROCESSING SEGMENT
Overview
We currently offer prepaid mobile phone top-up services and certain other prepaid and payment products on a network of approximately 498,000 POS terminals across approximately 237,000 retailer locations in Europe, the Middle East, Asia Pacific and North America. We are one of the largest international providers of prepaid processing, or “top-up,” services for prepaid mobile airtime. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; and Leawood, Kansas, U.S.
Since 2003, we have continually expanded our prepaid business and plan to further expand our operations in our existing markets and other markets by taking advantage of our expertise together with relationships with mobile operators and retailers. In addition to prepaid airtime, we offer a wide range of products across our retail networks, including prepaid debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, prepaid content such as music and games, prepaid long distance and bill payment.
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

Prepaid Processing Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific and North America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer’s electronic cash register (“ECR”) system that is connected to our network to buy prepaid airtime. The customer will select a predefined amount of prepaid airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile operator or drawing from our inventory of PINs, the purchased amount of airtime will be either credited to the consumer’s account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call a mobile operator’s toll-free number to activate the purchased airtime to this consumer’s mobile account.
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
We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 22% as indicated in the following table:

(in millions)	2005	2006	2007	2008	2009
Prepaid processing transactions per year	348.0	457.8	634.8	713.1	777.1
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate proprietary technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months’ notice.
In Germany, distributors are key intermediaries in the sale of e-top-up. As a result, our business in Germany is substantially concentrated in, and dependent upon, relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our Prepaid business in Germany. However, we have been establishing agreements with independent German retailers in order to diversify our exposure to such distributors.
Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our Prepaid Processing Segment, additional products include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, prepaid vouchers, transport payments, lottery payments, bill payment, money transfer and prepaid content such as music and games. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. For 2009, gross profit from products other than prepaid mobile airtime comprised approximately 10% – 15% of the Prepaid Processing Segment’s gross profit.
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

Seasonality
Our prepaid business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season. We expect that, absent significant fluctuations in foreign currency exchanges rates or unusual circumstances, such as the impact of new acquisitions or unusually high levels of growth due to market factors, the overall revenue realized is likely to be 5% to 10% lower during the first quarter than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
Significant Customers and Government Contracts
No individual customer of our Prepaid Processing Segment makes up greater than 10% of consolidated total revenue. In 2009, we implemented our first government contracts with the Transport for London in the U.K. and Queensland Motorways in Australia.
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
We believe, however, that we currently have a competitive advantage due to various factors. First, in the U.K., Germany and Australia, our acquired subsidiaries have been concentrating on the sale of electronic prepaid mobile airtime for longer than most of our competitors and have significant market presence in those markets. In addition, we offer complementary ATM and mobile recharge solutions through our EFT processing centers. We believe this improves our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services. In selected developing markets, we expect to establish a first to market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. The GPRS (wireless) technology, designed by our epay Germany subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or are nonexistent.
The principal competitive factors in this area include price (that is, the level of commission paid to retailers for each recharge transaction), breadth of mobile operator product and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers. Recently, we are seeing signs that mobile operators may wish to take over and expand their own distribution networks of prepaid time, and in doing so, they may become our competitors. Additionally, mobile top-up is now being performed online or via mobile devices which provides other alternatives for consumers to use.
MONEY TRANSFER SEGMENT
Overview
We began reporting the results of this segment in the second quarter 2007 after we completed the acquisition of RIA, which established Euronet as the third-largest global money transfer company. Our Money Transfer segment processed approximately $5.8 billion in money transfers in 2009. We originate transfers through a network of sending agents and Company-owned stores located in Europe and North America and disburse money transfers through an extensive payer network in more than 100 countries.
Our sending agent network includes a variety of agents, including large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using the Company’s proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. The sender can track the progress of their transfer through RIA’s customer service representatives, and funds are delivered quickly to their beneficiary via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. As of December 31, 2009, we provided consumer-to-consumer money transfer services through a network of approximately 82,200 locations. Our processing center for the Money Transfer Segment is located in Cerritos, California and we operate call centers in Cerritos, California, El Salvador and Spain and provide multi-lingual customer service for both our agents and consumers.
Our money transfer sending network is also used to offer other products and services. Additional product offerings include bill payment services enabling over-the-counter payments for utilities, wireless and cable bills; money orders; prepaid mobile airtime: prepaid debit cards; comprehensive check cashing service for a wide variety of issued checks; and foreign currency exchange services. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

Money Transfer Services
We offer consumer-to-consumer money transfer services primarily through three channels at agent locations and Company-owned stores: by phone (“TeleRIA”), via computer (“RIA Online”) and card-based over a POS terminal (“Rialink”). All three types of transactions start with a consumer in an agent location or one of our stores. Through our TeleRIA service, customers connect to our call center from a telephone available at an agent location or RIA store and a representative collects the information over the telephone and enters it directly into our secure proprietary system. As soon as the data capture is complete, our central system automatically faxes a confirmation receipt to the agent location for the customer to review and sign and the customer pays the agent the money to be transferred, together with a fee. The agent then faxes the signed receipt back to RIA to complete the transaction. In an online transaction, customers provide the required information to the agent who enters the data into our online platform via a computer using a unique username and password. The real-time online connection we maintain with the agent enables the agent to generate a receipt and complete the transaction. Transactions through our newest channel, Rialink, are similar to online transactions, but are initiated over a POS terminal once the customer has completed a one-time enrollment over the phone with our customer service representative. After completing a successful pilot, Rialink has become a part of our main product offering and has shown great results in high volume stores and agent locations in our select send markets due to the speed, efficiency and ease of use of the POS transfer method, resulting in increased customer retention. We intend to roll out our Rialink money transfer product across more markets and locations. We will continue to enhance this product offering by adding a loyalty program to the card and combining it with prepaid debit technology.
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
Money Transfer Segment Strategy
Through RIA, we have established high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. For 2010 and beyond, we intend to increase the volume of money transfers processed by leveraging our banking and merchant/retailer relationships to expand our agent and payer networks and by entering new markets. Additionally, we plan to sell more complementary products and services such as prepaid debit cards and bill payment and check cashing services. Further, we expect to continue to take advantage of cross-selling opportunities with our Prepaid and EFT Segments by providing prepaid services through RIA’s stores and agents and offering our money transfer services at select prepaid retail locations in key markets. We will continue to make investments in our systems to support this growth.
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
Competition
Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc. and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and Web-based services. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

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
In our Prepaid Processing Segment, development has focused on expanding the types of prepaid products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, prepaid gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.
We have made an ongoing commitment to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $3.3 million, $3.4 million and $3.1 million in 2009, 2008 and 2007, respectively. Development costs that were capitalized totaled $1.3 million, $2.0 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For information on results from operations, property and equipment, and total assets by geographic location, please see Note 19, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A — Risk Factors, for risk factors related to foreign operations.
EMPLOYEES
We had approximately 2,700 employees as of December 31, 2009 and 2,500 employees as of December 31, 2008 and 2007. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2009 and we consider relations with our employees to be good.
GOVERNMENT REGULATION
As discussed below, certain of our business activities are subject to regulation in some of our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states, foreign markets and other governmental jurisdictions where we operate. These include international, federal and state anti-money laundering laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services by either RIA or its agents. For more discussion, see Item 1A — Risk Factors.
Under German law, we currently may not operate our own ATM network in Germany without a sponsor, which is Bankhaus August Lenz (“BAL”). In that market, we act only as a subcontractor providing certain ATM-related services to BAL. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with BAL, or the ability to enter into a similar agreement with another institution in the event of the termination of such agreement. While we believe, based on our experience, that we should be able to find a replacement for BAL if the agreement with BAL were to be terminated for any reason, the inability to maintain the BAL agreement or to enter into a similar agreement with another institution upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see Item 1A — Risk Factors. We are considering bringing our German and other ATM Networks under a payment services license, which would enable us to operate independently of a sponsor bank.
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
Commencing in November 2009, a new regulatory initiative, the Payment Services Directive (“PSD”), has been applicable to certain of our businesses, including in particular, our money transfer services, merchant acquiring, certain card services and bill payment. The PSD initiative requires a license to be obtained to perform such services in a European country, following the expiration of a two-year transition period in November 2011, and such license may be extended throughout the EU through “passporting.” Conditions of obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain regulations relating to the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments must be met. As of November 2009, we obtained a payment services license in the U.K. and have begun complying with these requirements.
Money Transfer and Payment Instrument Licensing
Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuance of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government -backed securities) at levels commensurate with outstanding payment obligations and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the license holder. We are required by many regulators to file interim reports of licensed activity, most often on a quarterly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of license holders and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the license holder with regard to state and federal regulations. Such examinations are typically performed on-site at the license holder’s headquarters or operations center; however, a number of states will choose to perform examinations off-site.
Money transmitters, issuers of payment instruments and their agents are required to comply with U.S. federal, state and/or foreign anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state and foreign national regulators who license us, Office of Foreign Assets Control (“OFAC”), the Bank Secrecy Act as amended by the USA PATRIOT ACT (“BSA”), the Financial Crimes Enforcement Network (“FINCEN”), as well as any existing or future regulations that impact any aspect of our money transfer business.
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
With respect to our Prepaid Processing Segment, we rolled out our new branding for “epay” in 2009. As part of this global branding strategy, we filed trademark applications for the new “epay” brand in the U.S., U.K., the European Union (“E.U.”) through a Community Trademark application, Malaysia, India, Australia and New Zealand. The new trademark has issued to registration in the U.K. and the E.U. The trademark applications in the other jurisdictions are still pending. We also hold trademarks for our prepaid operating subsidiaries in other jurisdictions, including PaySpot, Inc. (“PaySpot”) in the U.S. We cannot be certain that we will be entitled to use the epay trademark in any markets other than those in which we have registered the trademark. In 2003, we filed a series of patent applications for our POS recharge and certain other products in support of epay and PaySpot technology. As of the date of this report, these patents are still pending. We also hold a patent license covering certain of PaySpot’s operations in the U.S.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of February 26, 2010 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	53	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	43	July 2007	President
Rick L. Weller	52	November 2002	Executive Vice President — Chief Financial Officer
Jeffrey B. Newman	55	December 1996	Executive Vice President — General Counsel
Juan C. Bianchi	39	April 2007	Executive Vice President — Managing Director, Money Transfer Segment
Nikos Fountas	46	September 2009	Senior Vice President — Managing Director, Europe EFT Processing Segment
Gareth Gumbley	37	May 2008	Senior Vice President — Managing Director, Prepaid Processing Segment
MICHAEL J. BROWN, Chairman and Chief Executive Officer. Mr. Brown is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996. He also co-founded our predecessor in 1994. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet’s predecessor companies. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri — Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri — Kansas City in 1997.
KEVIN J. CAPONECCHI, President. Mr. Caponecchi joined Euronet as President in July 2007. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems. From 1998 through 2002, Mr. Caponecchi served as General Manager — Technology for GE Consumer & Industrial, a provider of consumer appliances, lighting products and electrical products. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.
RICK L. WELLER, Executive Vice President, Chief Financial Officer. Mr. Weller has been Executive Vice President and Chief Financial Officer of Euronet since he joined Euronet in November 2002. From January 2002 to October 2002, he was the sole proprietor of Pivotal Associates, a business development firm. From November 1999 to December 2001, Mr. Weller held the position of Chief Operating Officer of ionex telecommunications, inc., a local exchange company. He is a certified public accountant and received his B.S. in Accounting from the University of Central Missouri.
JEFFREY B. NEWMAN, Executive Vice President, General Counsel. Mr. Newman has been Executive Vice President and General Counsel of Euronet since January 2000. He joined Euronet in December 1996 as Vice President and General Counsel. Prior to this, he practiced law with the Washington D.C. based law firm of Arent Fox Kintner Plotkin & Kahn and the Paris based law firm of Salans Hertzfeld & Heilbronn. He is a member of the District of Columbia, California and Paris, France bars. He received a B.A. in Political Science and French from Ohio University in 1976 and law degrees from Ohio State University and the University of Paris.
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
NIKOS FOUNTAS, Senior Vice President, Managing Director — Europe EFT Processing Segment. Mr. Fountas joined Euronet subsequent to the Company’s 2005 acquisition of Instreamline S.A. (now Euronet Card Services) in Greece. He served as managing director of the Company’s Greece EFT subsidiary, responsible for Euronet’s European card processing and cross-border acquiring operations until September 2009. In September 2009, Mr. Fountas took over his current responsibilities as managing director of Euronet’s Europe EFT Processing Segment. Prior to joining Euronet, Mr. Fountas spent over 20 years working in management and executive-level positions in the IT field for several companies, including IBM for 12 years. He has a degree in computer science (Honors) from York University in Canada and post graduate studies in business administration from Henley Management School and IBM Business Professional Institute.
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
Departure of Directors or Certain Officers
In September, 2009, Roger Heinz, formerly Managing Director — Europe EFT Processing Segment, was replaced in that position by Nikos Fountas.
AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION
Our Web site addresses are www.euronetworldwide.com and www.eeft.com. We make available all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act on our Web site free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Web site is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC’s EDGAR filing system accessible at www.sec.gov.
The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Web site at www.euronetworldwide.com in the “Investor Relations” section.
We will also provide printed copies of these materials to any stockholders, upon request, to Euronet Worldwide, Inc., 4601 College Boulevard, Suite 300, Leawood, Kansas, U.S.A. 66211, Attention: Investor Relations.

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
We have a substantial amount of indebtedness. As of December 31, 2009, total liabilities were $846.2 million, of which $320.3 million represents long-term debt obligations, and total assets were $1,412.7 million. Of our total long-term debt obligations, $155.2 million is comprised of contingently convertible debentures that, in certain situations, could be settled in stock. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
Prepayment in full of the obligations under our Credit Facility may be required six months prior to any required repurchase date under our $175 million principal amount 3.5% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility, or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). Holders of the 3.5% debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company.
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
Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has experienced severe disruptions due to the recent economic crisis. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.

In the event that we need debt financing in the future, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.
In the event we were to require additional debt financing in the future, the ongoing uncertainty in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing debt or materially expand our business in the future.
Increases in interest rates will adversely impact our results from operations.
For the $129.0 million outstanding balance of the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results from operations.
Our business may suffer from risks related to acquisitions and potential future acquisitions.
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
Our total assets include approximately $617.6 million, or 44% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2008, we determined that certain goodwill and intangible assets of our Spanish prepaid business and our RIA money transfer business were impaired and we recorded a total of $230.0 million of non-cash impairment charges, including the adjustment in first quarter 2009 when the measurement was completed. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain and Australia, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record an additional impairment write-down of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.
Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the current recessionary economic environment and immigration developments, our volume of money transfers from the U.S. to Mexico have declined as have related revenues. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. For 2009, money transfer transactions to Mexico, which represented approximately 25% of total money transfer transactions, decreased by 19%. If this trend continues or worsens, or we experience similar trends in our international business, we may be required to record an additional impairment write-down of our goodwill, intangible assets or other long lived assets associated with the Money Transfer Segment.

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
We currently offer prepaid mobile airtime top-up and other prepaid services in Europe, the Middle East, Asia Pacific and North America. We plan to expand in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers and by offering additional prepaid products. This expansion will depend on various factors, including the following:
•	the ability to negotiate new agreements, and renew existing agreements, in these markets with mobile phone operators, banks and retailers;

•	the acceptance and popularity of additional prepaid products such as prepaid gift and debit cards, prepaid vouchers, transport payments, lottery payments and bill payment;

•	the continuation of the trend of increased use of electronic prepaid mobile airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the increase in the number of prepaid mobile phone users; and

•	the availability of financing for the expansion.
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
Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid mobile airtime top-ups and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. Additionally, in the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe coinciding with the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.
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
Our Prepaid Processing Segment derives revenues based on processing fees and commissions from mobile and other telecommunication operators and distributors of prepaid wireless products. Growth in our prepaid business in any given market is driven by a number of factors, including the extent to which conversion from scratch cards to electronic distribution solutions is occurring or has been completed, the overall pace of growth in the prepaid mobile phone market, our market share of the retail distribution capacity and the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain. In mature markets, such as the U.K., Australia, Germany, New Zealand and Spain, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Therefore, these factors will cease to provide the organic increases in the number of transactions per terminal that we have experienced historically. Also, competition among prepaid distributors results in retailer churn and the reduction of commissions paid by mobile operators, although a portion of such reductions can be passed along to retailers. In the last year, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in the number of transactions, driven by acquisitions and organic growth. We do not expect to continue this rate of growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.
Our prepaid mobile airtime top-up and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level.
In our Prepaid Processing Segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to mobile phone operators. In the event a retailer does not transfer to us payments that it receives for mobile airtime, whether as a result of fraud, insolvency, billing delays or otherwise, we are responsible to the mobile phone operator for the cost of the airtime credited to the customer’s mobile phone. We can provide no assurance that retailer fraud or insolvency will not increase in the future or that any proceeds we receive under our credit enhancement insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.
With respect to our money transfer business, our business is primarily conducted through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn we collect from the agents the proceeds due to us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. Additionally, our Company-owned stores transact a significant amount of business in cash. Although we have safeguards in place, cash transactions have a higher exposure to fraud and theft than other types of transactions. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts, or the loss of cash in our stores could have a material adverse effect our business, financial condition and results of operations.
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
Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new less-developed markets and adding new transactions to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees paid by international card organizations have declined in certain markets in recent years and competitive factors have required us to reduce the transaction fees we charge customers. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.
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
Our money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Changes in U.S. and foreign government policies or enforcement toward immigration may have a negative effect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.
Both U.S. and foreign regulators have become increasingly aggressive in the enforcement of the various regulatory regimes applicable to our businesses and the imposition of fines and penalties in the event of violations. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the PATRIOT Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Anti-money laundering regulations require us to be responsible for the compliance by agents with such regulations. Although we have training and compliance programs in place, we cannot be certain our agents will comply with such regulations and we may be held responsible for their failure to comply, resulting in fines and penalties.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Athens, Budapest, Belgrade, Beijing and Mumbai processing centers. Transactions in the Prepaid Processing Segment are processed through our Basildon, Martinsried and Leawood, Kansas processing centers. Transactions in our Money Transfer Segment are processed through our Cerritos, California processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
We are subject to the risks of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, breaches of our information security policies or safeguards, as well as for ATM theft and vandalism.
We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. The recent economic crisis increases the risk that criminals will attempt such data theft.
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
We are required under German law and the rules of financial transaction switching networks in all of our markets to have “sponsors” to operate ATMs and switch ATM transactions. Our failure to secure “sponsor” arrangements in Germany or any other market could prevent us from doing business in that market.
Under German law, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution we are required to have a “sponsor” bank to conduct our German ATM operations. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” arrangements with financial institutions.
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
Prepaid Processing Segment— We face competition in the prepaid business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of commissions or to negotiate directly with the mobile operators, which may compress our margins.
Money Transfer Segment— Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc. and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

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
We have subsidiaries in Central and Eastern Europe, the Middle East and Asia Pacific. We expect to continue to expand our operations to other countries in these regions. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Central Europe have been, and continue to be, substantially revised. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.
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
As allowable under the Internal Revenue Code (the “Code”), the interest deduction from our convertible debentures is based on a comparable interest rate for a traditional, nonconvertible, fixed rate debt instrument with similar terms. This allowable deduction is in excess of the stated interest rate. This deduction may be deferred, limited or eliminated under certain conditions.
The U.S Treasury regulations contain an anti-abuse regulation, set forth in Section 1.1275-2(g), that grants the Commissioner of the Internal Revenue Service authority to depart from the regulations if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to our convertible debentures and ultimately sustained, our deductions attributable to the convertible debentures could be limited to the stated interest thereon. The scope of application of the anti-abuse regulations is unclear. However, we are of the view that application of the contingent payment debt instrument regulations to our convertible debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position was asserted and ultimately sustained, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the convertible debentures.
Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated indebtedness incurred to acquire stock or assets of another corporation reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation. If a significant portion of the proceeds from the issuance of the convertible debentures, either alone or together with other debt proceeds, was used for a domestic acquisition and the convertible debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279 of the Code, interest deductions for tax purposes in excess of $5 million on such debt reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation would be disallowed. This would adversely impact our cash flow and our ability to pay down the convertible debentures. We previously applied a significant portion of the proceeds from our December 2004 issuance of 1.625% Convertible Senior Debentures Due 2024 to acquisitions of foreign corporations. In prior years, the interest expense attributable to these acquisitions exhausted all of the $5 million annual interest expense deduction permitted under the Code for certain convertible subordinated debt incurred for corporation acquisitions. In 2009, the repurchase of the 1.625% Convertible Senior Debentures Due 2024 significantly reduced interest expense for federal income tax purposes and, consequently, a larger portion of the annual interest expense subject to limitation was able to be deducted. Although the portion of interest expense able to be deducted increased, significant interest deductions would be disallowed with respect to our October 2005 3.5% Convertible Debentures Due 2025 if Section 279 of the Code applied. We do not currently anticipate that this limitation will apply but there can be no assurance of that fact.
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
As a result of the recent economic downturn, tax receipts have decreased and/or government spending has increased in many of the countries in which we operate. Consequently, governments may increase tax rates or implement new taxes in order to compensate for gaps between tax revenues and expenditures. Additionally, governments may prohibit or restrict the use of certain legal structures designed to minimize taxes. Any such tax increases, whether borne by us or our customers, could negatively impact our operating results or the demand for our products.
Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.
Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. Because we operate financial transaction processing networks that offer new products and services to customers, the laws and regulations in the markets in which we operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control regulations, data protection, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.
Because we derive our revenues from a multitude of countries with different currencies, our business is affected by local inflation and foreign currency exchange rates and policies.
We attempt to match any assets denominated in a currency with liabilities denominated in the same currency. However, a significant amount of our cash outflows, including the acquisition of ATMs, executive salaries, certain long-term contracts and a significant portion of our debt obligations, are made in U.S. dollars, while most of our revenues are denominated in other currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Moreover, exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the U.S. dollar could have an adverse effect on our results.
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
Various provisions of our certificate of incorporation and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party to which our management and board of directors opposes. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
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
We have also approved a stockholders’ rights agreement (the “Rights Agreement”) between Euronet and EquiServe Trust Company, N.A., (subsequently renamed Computershare Limited) as Rights Agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-thousandth (1/1,000) of a share (a “Unit”) of Junior Preferred Stock at a price of $57.00 per Unit upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of Euronet’s then-outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet’s then-current stock price. The existence of the Rights Plan may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed to by our management and board of directors.
Our directors and officers, together with the entities with which they are associated, owned approximately 9% of our Common Stock as of December 31, 2009, giving them significant control over decisions related to our Company.
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
We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs and (iv) for other bona fide purposes. Our Board of Directors may issue the available authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Global Select Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.
An additional 9.8 million shares of Common Stock, representing 19% of the shares outstanding as of December 31, 2009, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2009, we had an aggregate of 5.4 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.3 million options are vested and exercisable as of December 31, 2009. Approximately 0.1 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Another 4.3 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in October 2005.
Accordingly, based on current trading prices of our Common Stock, approximately 9.8 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock. The actual number of shares issuable could be higher depending upon our stock price at the time of payment (i.e., more shares could be issuable if our share price declines).
Of the 5.4 million total options and restricted stock awards outstanding, an aggregate of 2.6 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located in Leawood, Kansas. As of December 31, 2009, we also maintain principal operational offices in Little Rock, Arkansas; Leawood, Kansas; Cerritos, California; San Juan, Puerto Rico; Budapest, Hungary; Warsaw, Poland; Zagreb, Croatia; Prague, Czech Republic; Berlin and Martinsried, Germany; Bucharest, Romania; Bratislava, Slovakia; Athens, Greece; Madrid, Spain; Belgrade, Serbia; Sofia, Bulgaria; Basildon and London, U.K.; Kiev, Ukraine; Rome and Milan, Italy; Paris, France; Geneva, Switzerland; Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; Cairo, Egypt; Mumbai and Pune, India; Sydney and Liverpool, Australia; Auckland, New Zealand; Beijing, China; Montreal, Canada; Antiguo Cuscatlan, El Salvador; and Mexico City, Mexico. Our office leases generally provide for initial terms ranging from two to twelve years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia; Athens, Greece; Beijing, China; and Mumbai, India. Our processing centers for the Prepaid Processing Segment are located in Basildon, U.K.; Martinsried, Germany; and Leawood, Kansas. Our processing center for the Money Transfer Segment is located in Cerritos, California.
Our processing centers in Budapest, Belgrade, Athens, Beijing, Mumbai, Basildon, Martinsried, Leawood and Cerritos have off-site real time backup processing centers that are capable of providing full or partial processing capability in the event of failure of the primary processing centers.
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
ITEM 4. [RESERVED]

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
MARKET INFORMATION
Our common stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarter for our Common Stock for the quarters ended:

	2009		2008
For the quarters ended	High	Low	High	Low
December 31	$25.30	$20.71	$16.68	$6.87
September 30	$25.09	$17.73	$20.36	$15.36
June 30	$20.43	$12.59	$20.14	$16.28
March 31	$13.65	$7.57	$30.57	$19.07
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.
HOLDERS
At December 31, 2009, we had 84 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During 2009, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
STOCK PERFORMANCE GRAPH
Set forth below is a graph comparing the total cumulative return on the Common Stock from December 31, 2004 through December 31, 2009 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2004.
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

NOTE: Derived from CRSP NASDAQ Stock Market, Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Used with permission. All rights reserved. Graph copyright 2010 Zacks Investment Research, Inc.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2009.

			Number of
			securities
			remaining
			available for
			future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options and rights	options and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:			4,068,228
Stock option awards	3,934,549	$13.76
Restricted stock unit awards	1,295,179	—
Equity compensation plans not approved by security holders	—	—	—

Total	5,229,728	10.35	4,068,228

ITEM 6. SELECTED FINANCIAL DATA
The following information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes contained in Item 8 - Financial Statements and Supplementary Data in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
(dollar amounts in thousands, except as noted)	2009	2008	2007	2006	2005
Consolidated statements of operations data:
Revenues	$1,032,694	$1,045,665	$902,666	$615,376	$531,159
Operating expenses (1)	904,406	1,138,435	779,435	536,014	461,007
Depreciation and amortization	56,023	56,251	46,997	28,590	22,800

Operating income (loss) (1)	72,265	(149,021)	76,234	50,772	47,352
Other expenses, net	(17,026)	(52,896)	(6,277)	(1,272)	(16,458)
Income from unconsolidated affiliates	1,934	1,250	908	660	1,185

Income (loss) from continuing operations before income taxes	57,173	(200,667)	70,865	50,160	32,079
Income tax (expense) benefit	(25,836)	7,337	(34,038)	(15,676)	(12,672)

Income (loss) from continuing operations	$31,337	$(193,330)	$36,827	$34,484	$19,407

Earnings (loss) per share from continuing operations:
Basic	$0.59	$(3.91)	$0.77	$0.90	$0.53
Diluted	$0.58	$(3.91)	$0.74	$0.87	$0.50

Consolidated balance sheet data:
Assets	$1,412,679	$1,405,644	$1,850,449	$1,107,674	$905,785
Debt obligations, long-term portion	320,283	294,355	491,923	289,795	244,768
Capital lease obligations, long-term portion	1,997	6,356	11,520	13,305	12,229

Summary network data:
Number of operational ATMs at end of period	9,720	10,128	11,347	8,885	7,211
EFT processing transactions during the period (millions)	703.0	672.2	582.5	455.5	352.5
Number of operational prepaid processing POS terminals at end of period (rounded)	498,000	430,000	396,000	296,000	237,000
Prepaid processing transactions during the period (millions)	777.1	713.1	634.8	457.8	348.0
Money transfer transactions during the period (millions)	17.6	16.7	12.0	0.3	0.1

(1)	The results of 2009 and 2008 include non-cash charges related to impairment of goodwill and acquired intangible assets of $9.9 million and $220.1 million, respectively. The results for 2007 include a benefit of $12.2 million for a federal excise tax refund.
Note: We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including numerous acquisitions (See Note 6, Acquisitions, to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading global electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products, and global consumer money transfer services. As of December 31, 2009, we operate in the following three principal business segments:
•	An EFT Processing Segment, which processes transactions for a network of 9,720 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	A Prepaid Processing Segment, which provides electronic distribution of prepaid mobile airtime and other prepaid products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 498,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America.

•	A Money Transfer Segment, which provides global consumer-to-consumer money transfer services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. The Money Transfer Segment originates and terminates transactions through a network of approximately 82,200 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries.
We have five processing centers in Europe, two in Asia Pacific and two in North America. We have 25 principal offices in Europe, one in the Middle East, six in Asia Pacific, and seven in North America. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share (for more discussion, see Item 1A — Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenue in the EFT Processing Segment, which represented approximately 19% of total consolidated revenue for the year ended December 31, 2009, is derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing debit and credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenue in this segment is also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenue represents the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
Prepaid Processing Segment – Revenue in the Prepaid Processing Segment, which represented approximately 58% of total consolidated revenue for the year ended December 31, 2009, is primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenue from commissions earned from the distribution of other prepaid products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, prepaid vouchers, transport payments, lottery payments, bill payment, money transfer and prepaid content such as music and games.
Money Transfer Segment – Revenue in the Money Transfer Segment, which represents approximately 23% of total consolidated revenue for the year ended December 31, 2009, is primarily derived by charging a transaction fee, and retaining the difference between purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of distribution agents, consisting primarily of financial institutions in the transfer destination countries. Origination and distribution agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on five primary areas:
•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs;

•	expansion of our prepaid processing network;

•	expansion of our money transfer and bill payment network; and

•	development of our credit and debit card outsourcing business.
EFT Processing Segment – The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the ability to renew existing contracts at profitable rates;

•	the ability to maintain pricing and interchange fees at current levels;

•	the ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
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
We have entered the cross-border merchant processing and acquiring business and, since the beginning of 2007, we have devoted significant resources to the development of the necessary processing systems and capabilities for this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It generally involves the assumption of credit risk, as the principal amount of transactions is usually settled to merchants before settlements are received from card associations.

Prepaid Processing Segment – The continued expansion and development of the Prepaid Processing Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, content providers, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for prepaid content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the ability to successfully brand our retail locations;

•	the level of commission that is paid to the various intermediaries in the prepaid distribution chain;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations; and

•	the availability of financing for further expansion.
In mature markets, such as the U.K., Australia, Germany, New Zealand and Spain, the conversion from scratch cards to electronic forms of distribution is either complete or nearing completion. Because of this factor, we are not likely to experience the organic increases in the number of transactions per terminal that we have experienced historically. Also in mature markets, competition among prepaid distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. The combined impact of these factors in developed markets is a flattening of growth in the revenues and profits that we earn. In other markets in which we operate, such as Poland, Germany and the U.S., many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in the prepaid market, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Money Transfer Segment – The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with the Prepaid Processing Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	our ability to continue to successfully integrate RIA with our other operations; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.
Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the current recessionary economic environment and immigration developments, the number of money transfers from the U.S. to Mexico decreased in 2009 and 2008 compared to respective prior years. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues.
Corporate Services, Eliminations and Other – In addition to operating in our principal business segments described above, our “Corporate Services, Elimination and Other” division includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the business segments, including share-based compensation expense. These services are not directly identifiable with our business segments.

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
SEGMENT REVENUES AND OPERATING INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Revenues			Operating Income (Loss)
(in thousands)	2009	2008	2007	2009	2008	2007
EFT Processing	$197,740	$205,257	$174,049	$48,190	$38,306	$36,147
Prepaid Processing	602,075	609,106	569,858	49,446	(4,659)	52,813
Money Transfer	232,879	231,302	158,759	(354)	(157,150)	7,130

Total	1,032,694	1,045,665	902,666	97,282	(123,503)	96,090
Corporate services	—	—	—	(25,017)	(25,518)	(19,856)

Total	$1,032,694	$1,045,665	$902,666	$72,265	$(149,021)	$76,234

SUMMARY
Our annual consolidated revenues decreased by 1% for 2009 compared to 2008 and increased by 16% for 2008 over 2007. The 2009 decrease was largely the result of the impact of a stronger U.S. dollar, partly offset by growth in our business resulting from increases in transactions processed. The 2008 increase is primarily due to the acquisition of RIA Envia in April 2007 along with increases in transactions processed. For further discussion regarding acquisitions, see Note 6, Acquisitions, to the Consolidated Financial Statements.
Our operating income for 2009 and 2008 includes non-cash goodwill and intangible asset impairment charges of $9.9 million and $220.1 million, respectively, as discussed in Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements. The results for 2007 include an increase in operating income of $12.2 million for a federal excise tax refund discussed in Note 23, Federal Excise Tax Refund, to the Consolidated Financial Statements. Excluding the goodwill and intangible assets impairment charges in 2009 and 2008 and the federal excise tax refund in 2007, our operating income increased 16% for 2009 over 2008 and 11% for 2008 over 2007. These increases were primarily the result of growth in transaction volumes and related revenues.
Net income attributable to Euronet Worldwide, Inc. for 2009 was $30.3 million, or $0.59 per diluted share, compared to net loss attributable to Euronet Worldwide, Inc. for 2008 of $193.5 million, or $3.93 per diluted share, and net income attributable to Euronet Worldwide, Inc. of $35.8 million, or $0.76 per diluted share for 2007. In addition to the explanations above, net loss for 2008 included an $18.8 million impairment loss on investment securities and a foreign currency exchange translation loss of $9.8 million, while net income for 2009 and 2007 included foreign currency exchange translation gains of $3.9 million and $15.5 million, respectively. Net income (loss) attributable to Euronet Worldwide, Inc. for 2009, 2008 and 2007 includes gain (loss) from discontinued operations of $0.5 million, $(1.1) million and $1.0 million, respectively, or $0.01, $(0.02) and $0.02 per diluted share, respectively.
Impact of changes in foreign currency exchange rates
During 2007 and through mid-2008, the U.S. dollar weakened compared to most of the currencies of the countries in which we operate. In the second half of 2008 and through the first half of 2009, the U.S. dollar strengthened before weakening again in the second half of 2009. These fluctuations in currency exchange rates resulted in the U.S. dollar being, on average, stronger in 2009 than in 2008 and weaker in 2008 than in 2007. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for 2009 were negatively impacted by the stronger U.S. dollar, while amounts we earned for 2008 and 2007 were positively impacted by the weaker U.S. dollar. Because of changes in foreign currency exchanges rates, we estimate that our 2009 operating income was diminished by approximately 14% compared to 2008, while 2008 operating income benefited by approximately 5% when compared to 2007. While the impact of the stronger U.S. dollar generally hampered results in each segment in 2009, the benefit for 2008 was mainly concentrated in the EFT Processing Segment, largely due to the impact of the changes in exchange rates of the Polish zloty. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values for 2009 and 2008, relative to the U.S. dollar, of the currencies of the countries in which we have our most significant operations.

	Average Translation Rate
					2008
	Year Ended	Year Ended	Year Ended	2009	Increase
	December 31,	December 31,	December 31,	Decrease	(Decrease)
Currency	2009	2008	2007	Percent	Percent
Australian dollar	$0.7922	$0.8519	$0.8380	(7%)	2%
British pound	1.5660	1.8528	2.0006	(15%)	(7%)
euro	1.3938	1.4707	1.3699	(5%)	7%
Hungarian forint	0.0050	0.0059	0.0054	(15%)	9%
Indian rupee	0.0207	0.0232	0.0242	(11%)	(4%)
Polish zloty	0.3235	0.4200	0.3623	(23%)	16%
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 — BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
2009 Compared to 2008
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$197,740	$205,257	$(7,517)	(4%)

Operating expenses:
Direct operating costs	83,198	93,414	(10,216)	(11%)
Salaries and benefits	30,302	34,944	(4,642)	(13%)
Selling, general and administrative	17,437	19,398	(1,961)	(10%)
Depreciation and amortization	18,613	19,195	(582)	(3%)

Total operating expenses	149,550	166,951	(17,401)	(10%)

Operating income	$48,190	$38,306	$9,884	26%

Transactions processed (millions)	703.0	672.2	30.8	5%
ATMs as of December 31	9,720	10,128	(408)	(4%)
Average ATMs	9,441	10,554	(1,113)	(11%)
Revenues
Our revenues for 2009 decreased when compared to 2008 due to the stronger U.S. dollar during 2009 compared to 2008 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the stronger U.S. dollar. Additionally, the decrease in the number of ATMs operated, which is primarily due to expiration or termination of ATM services contracts discussed in more detail in the following paragraphs, limited our revenue growth. Offsetting these decreases were contract termination fees totaling $4.4 million and increases in revenues primarily associated with our operations in Germany, India, Poland and our software and cross-border merchant processing and acquiring businesses.

Average monthly revenue per ATM was $1,745 for 2009, compared to $1,621 for 2008. The increase is generally the result of increased transaction fees in Germany, the non-recurring contract termination fees discussed above and the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008, partly offset by the impact of the stronger U.S. dollar. We have recently been able to increase transaction fees in Germany, but we are uncertain if we will be able to increase them further or maintain the current rates. The U.K. contract involved processing services only with very little associated costs and, therefore, had lower-than-average revenue per ATM. Revenues per transaction were $0.28 for 2009 and $0.31 for 2008. The decrease is primarily the result of the impact of the stronger U.S. dollar and the growth of transactions in India and China, where revenues per transaction have been historically lower than in Central and Eastern Europe, generally due to lower labor costs. During 2009, transactions on Cashnet—Euronet’s shared network in India— increased 98% when compared to 2008.
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
Our existing contracts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. As a result, we expect to be regularly engaged in discussions with one or more of our customer banks to either renew or restructure our ATM outsourcing agreements. During the fourth quarter 2008 and first quarter 2009, certain customer contracts were terminated or expired, resulting in a decrease of approximately 1,700 ATMs. Most of the ATM reductions resulted from bank customers shifting their processing to related processing subsidiaries in contemplation of selling the subsidiaries to raise capital, rather than the loss of contracts to competitors. The reduction in the number of ATMs from contract terminations or expirations was partially offset during 2009 by increases in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs.
For contracts that we are able to renew, as was the case for certain contract renewals in prior years, we expect customers to seek rate concessions or up-front payments because of the greater availability of alternative processing solutions in many of our markets now, as compared to when we entered into the contracts. Excluding the expired or terminated contracts discussed above, we were able to renew or extend most of the remaining contracts that were due to expire in 2009. While we were successful in many cases in obtaining new terms that preserve the same level of earnings arising from the agreements, we were not successful in all cases and, therefore, we expect to experience reductions in revenues in future quarters arising from the expiration or restructuring of agreements.
For the contracts that expired during the fourth quarter 2008 and first quarter 2009, excluding substantial termination fees described above, we estimate that the impact to 2009 was a reduction in revenues of approximately $15 million to $16 million, resulting in reduced operating income of approximately $3 million to $4 million.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing-center-related expenses. The decrease in direct operating cost for 2009, compared to 2008, is attributed to the impact of the stronger U.S. dollar and the decrease in the number of ATMs under operation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, increased to $114.5 million for 2009 from $111.8 million for 2008. This increase is mainly attributable to the increased transaction fees in Germany, improved profitability in India, Poland and our cross-border merchant processing and acquiring business and the contract termination fee revenues discussed above. Partly offsetting these increases are the impact of the stronger U.S. dollar and the loss of ATM services contracts discussed above. Gross profit as a percentage of revenues (“gross margin”) was 58% for 2009 compared to 54% for 2008. The increase in gross margin is primarily due to the previously mentioned contract termination fees and gross margin improvements in Germany, India and our cross-border merchant processing and acquiring business.
Salaries and benefits
The decrease in salaries and benefits for 2009 compared to 2008 is almost entirely due to the impact of the stronger U.S. dollar discussed above. As a percentage of revenues, these costs decreased to 15% for 2009 from 17% for 2008.

Selling, general and administrative
The decrease in selling, general and administrative expenses for 2009 compared to 2008 is due primarily to the impact of the stronger U.S. dollar. The decrease in these expenses was also impacted by the spike in expenses in the second half of 2008 following the launch of our cross-border merchant processing and acquiring business. As a percentage of revenues, selling, general and administrative expenses remained flat at 9% for 2009 and 2008.
Depreciation and amortization
The decrease in depreciation and amortization expense for 2009 compared to 2008 is due primarily to the impact of the stronger U.S. dollar described above, partly offset by increased depreciation associated with our cross-border merchant processing and acquiring business as well as increased deployment of owned ATMs in Poland. As a percentage of revenues, these expenses remained flat at 9% for 2009 and 2008.
Operating income
Operating income as a percentage of revenues was 24% for 2009 compared to 19% for 2008. The increases in operating income and operating margin were primarily due to the substantial contract termination fee revenues described above and the improvements in Germany, India and our software and cross-border merchant processing and acquiring businesses, partly offset by the impact of the stronger U.S. dollar. Operating income per transaction was $0.07 for 2009 and $0.06 for 2008.
Software sales backlog
As of December 31, 2009, the EFT Segment had a software contract backlog of approximately $6.3 million compared to approximately $7.9 million as of December 31, 2008. This backlog represents software sales based on signed contracts under which we continue to have performance milestones before the sale will be completed. We recognize revenues on a percentage of completion method, based on certain milestone conditions, for our software solutions. As a result, we have not recognized all the revenues associated with these sales contracts. We cannot give assurances that the milestones under the contracts will be completed or that we will be able to recognize the related revenues within the next year.
2008 Compared to 2007
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2008	2007	Amount	Percent
Total revenues	$205,257	$174,049	$31,208	18%

Operating expenses:
Direct operating costs	93,414	74,879	18,535	25%
Salaries and benefits	34,944	31,874	3,070	10%
Selling, general and administrative	19,398	14,952	4,446	30%
Depreciation and amortization	19,195	16,197	2,998	19%

Total operating expenses	166,951	137,902	29,049	21%

Operating income	$38,306	$36,147	$2,159	6%

Transactions processed (millions)	672.2	582.5	89.7	15%
ATMs as of December 31	10,128	11,347	(1,219)	(11%)
Average ATMs	10,554	10,025	529	5%
Revenues
Our revenues for 2008 increased when compared to 2007 primarily due to increases in the average number of ATMs operated and the number of transactions processed. These increases were attributable to many of our operations, but primarily our operations in Poland,

India and Euronet Card Services Greece. Additionally, during 2008 the U.S. dollar was weaker on average than during 2007 relative to the currencies of most of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar. Partly offsetting these improvements were decreases in revenue associated with our operations in Romania due to a decrease in the per-transaction fee structure with a customer that was granted in exchange for an extension of the contract term and the expiration of an ATM services contract discussed in more detail in the following paragraph.
Average monthly revenue per ATM was $1,621 for 2008, compared to $1,447 for 2007 and revenue per transaction was $0.31 for 2008 and $0.30 for 2007. The increase in revenues per ATM is generally the result of the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008 that involved processing services only, with very little associated costs and, therefore, had lower-than-average revenue per ATM. As of December 31, 2007 and March 31, 2008, we were providing processing services for approximately 2,300 and 2,400 ATMs, respectively, under this contract. Partly offsetting this improvement is the addition of ATMs in China and India, where revenues per ATM have been historically lower than Central and Eastern Europe, generally due to lower labor costs.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing-center-related expenses. The increase in direct operating cost for 2008, compared to 2007, is attributed to the increase in the average number of ATMs under operation, particularly the growing number of independently deployed ATMs in new markets, and the launch of our cross-border merchant processing and acquiring business. Throughout 2007 and into 2008, we incurred substantial capital and operating expenditures in anticipation of entering the cross-border merchant processing and acquiring business after we entered into an agreement for these services with a large petrol retailer in Central Europe. The revenues recorded in 2008 after launching this business in mid-2008 were not significant; however, the cost structure was largely in place and contributed to the increase in direct operating costs and certain other expenses discussed below. Additionally, 2008 and 2007 include losses of approximately $0.7 million and $1.9 million, respectively, primarily in Poland and Hungary, as a result of certain fraudulent transactions by card holders on our network.
Gross profit
Gross profit increased to $111.8 million for 2008 from $99.2 million for 2007. This increase is mainly attributable to the increase in revenues discussed above. Gross margin was 54% for 2008 compared to 57% for 2007. The decrease in gross margin is primarily due to the impact of the expiration of the ATM services contract in the U.K. and launching the cross-border merchant processing and acquiring business.
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
Selling, general and administrative
Selling, general and administrative expenses for 2007 include a $1.2 million arbitration loss awarded by a tribunal in Budapest, Hungary arising from a claim by a former cash supply contractor in Central Europe. Excluding the impact of the arbitration loss, as a percentage of revenues, selling general and administrative expenses increased to 9% in 2008 compared to 8% in 2007. This increase in selling, general and administrative expenses for 2008 compared to 2007 is due primarily to the launch of our cross-border merchant processing and acquiring business that occurred during the second quarter 2008.
Depreciation and amortization
The increase in depreciation and amortization expense for 2008 compared to 2007 is due primarily to additional ATMs in Poland and India and additional equipment and software for our processing centers in Hungary and China. As a percentage of revenue, these expenses remained flat at 9% for both 2008 and 2007.
Operating income
The increase in operating income was primarily due to the increases in revenues described above. Additionally, operating income was affected by several unique items in 2008 and 2007: 2007 operating income was reduced $1.2 million by the arbitration loss described above; operating income was $1.2 million greater in 2008 compared to 2007 due to the decrease in fraudulent card losses described above; operating income was $7.6 million less in 2008 compared to 2007 due to the expiration of the ATM services contract in the U.K. and the launching of the cross-border merchant processing and acquiring business described above. Excluding the impacts of these items, operating income increased 20% in 2008 compared to 2007, was 22% as a percentage of revenues for 2008 compared to 21% for 2007 and was $0.06 per transaction for both 2008 and 2007.
PREPAID PROCESSING SEGMENT
2009 Compared to 2008
The following table summarizes the results of operations for the Prepaid Processing Segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$602,075	$609,106	$(7,031)	(1%)

Operating expenses:
Direct operating costs	485,305	495,971	(10,666)	(2%)
Salaries and benefits	28,753	28,574	179	1%
Selling, general and administrative	23,154	22,098	1,056	5%
Goodwill impairment	—	50,681	(50,681)	n/m
Depreciation and amortization	15,417	16,441	(1,024)	(6%)

Total operating expenses	552,629	613,765	(61,136)	(10%)

Operating income (loss)	$49,446	$(4,659)	$54,105	n/m

Transactions processed (millions)	777.1	713.1	64.0	9%

n/m — Not meaningful.
Revenues
The decrease in revenues for 2009 compared to 2008 was generally attributable to the impact of the stronger U.S. dollar and mobile operator commission rate decreases in certain markets, largely offset by the increase in total transactions processed across most of our Prepaid Processing Segment operations, particularly Australia, Germany and the U.S.
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
Revenues per transaction decreased to $0.77 for 2009 from $0.85 for 2008 due primarily to the impact of the stronger U.S. dollar and mobile operator commission rate decreases in certain markets.
Direct operating costs
Direct operating costs in the Prepaid Processing Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. These expenditures generally fluctuate directly with revenues and processed transactions. The decrease in direct operating costs is generally attributable to the impact of the stronger U.S. dollar, partly offset by the increase in total transactions processed. Additionally, almost of the decrease in mobile operator commission revenues discussed above was passed on to retail merchants resulting in lower commission costs.

Gross profit
Gross profit was $116.8 million for 2009 compared to $113.1 million for 2008. Gross margin remained flat at 19% for both 2009 and 2008 and gross profit per transaction was $0.15 for 2009 compared to $0.16 for 2008. Most of the reduction in gross profit per transaction is due to the impact of the stronger U.S. dollar.
Salaries and benefits
Salaries and benefits were flat for 2009 compared to 2008 as a result of the impact of the stronger U.S. dollar largely offsetting increased costs to support development in new and growing markets. As a percentage of revenues, salaries and benefits increased slightly to 4.8% for 2009 from 4.7% for 2008.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2009 compared to 2008 is primarily due to additional overhead to support development in new and growing markets and increased allowance for bad debts and other balance sheet reconciliation issues in one of our operating units, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, selling, general and administrative expenses increased to 3.8% for 2009 from 3.6% for 2008.
Goodwill impairment
In 2008, we recorded a non-cash impairment charge of $50.7 million related to the goodwill of the Spanish prepaid business. See the discussion in “2008 Compared to 2007” below for more information about this charge.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The decrease in depreciation and amortization for 2009 compared to 2008 is almost entirely due to the impact of the stronger U.S. dollar. As a percentage of revenues, depreciation and amortization expense decreased slightly to 2.6% for 2009 from 2.7% for 2008.
Operating income (loss)
The increase in operating income for 2009 compared to 2008 is mainly due to the goodwill impairment charge in 2008. Excluding the goodwill impairment charge, operating income as a percentage of revenues was 8.2% for 2009 compared to 7.6% for 2008. The increase is primarily due to the growth in transactions processed. Also excluding the goodwill impairment charge, operating income per transaction remained flat at $0.06 for each of 2009 and 2008.

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
Revenues per transaction decreased to $0.85 for 2008 from $0.90 for 2007 due primarily to the growth in revenues and transactions recorded by our ATX subsidiary, which is 51% Euronet-owned. In accordance with U.S. GAAP, ATX is consolidated and the amounts in our financial statements and in the table above reflect 100% of ATX’s results. Results attributable to the 49% minority owner are reflected in the noncontrolling interests line of our Consolidated Statements of Operations. ATX provides only transaction processing services without direct costs and other operating costs generally associated with installing and managing terminals; therefore, the revenue we recognize from these transactions is a fraction of that recognized on average transactions, but with very low cost. Partly offsetting this decrease was the growth in both volumes and revenues in Australia which generally has higher revenues per transaction, but also pays higher commission rates to retailers, than our other Prepaid Processing subsidiaries.
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
Goodwill impairment
In 2008, we recorded a non-cash impairment charge of $50.7 million related to the goodwill of the Spanish prepaid business. We perform our annual goodwill impairment test during the fourth quarter of each year, which coincided in 2008 with severe disruptions in the credit markets and the macroeconomic business climate. These events caused credit, currency and stock markets to plummet in the second half of 2008 and adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price during this period. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into the Company’s business outlook and projections for the Spanish prepaid business, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, growth in the prepaid mobile phone business in Spain had been slower than expected and commission pressure from mobile operators, as well as intense competition from other prepaid processors, had reduced profitability. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for a further discussion of this charge.
Federal excise tax refund
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, were entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During 2007, $12.2 million was recorded for amounts paid during this period as a reduction to operating expenses of the Prepaid Processing Segment.
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

MONEY TRANSFER SEGMENT
2009 Compared to 2008
The following table presents the actual results of operations for the years ended December 31, 2009 and 2008 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$232,879	$231,302	$1,577	1%

Operating expenses:
Direct operating costs	109,867	114,457	(4,590)	(4%)
Salaries and benefits	54,166	50,543	3,623	7%
Selling, general and administrative	38,716	34,673	4,043	12%
Goodwill and acquired intangible assets impairment	9,884	169,396	(159,512)	n/m
Depreciation and amortization	20,600	19,383	1,217	6%

Total operating expenses	233,233	388,452	(155,219)	n/m

Operating (loss)	$(354)	$(157,150)	$156,796	n/m

Transactions processed (millions)	17.6	16.7	0.9	5%

n/m — Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues per transaction were $13.23 for 2009 compared to $13.85 for 2008. On a historical basis, about 75% of our Money Transfer Segment revenues is derived from transaction fees, about 25% is derived from the foreign currency spread and other small amounts of revenue are derived from sources such as fees for cashing checks, issuing money orders and processing bill payments. For 2009, 63% of our money transfers were initiated in the U.S., 33% in Europe and 4% in other countries, such as Canada and Australia. For 2008, 68% of our money transfers were initiated in the U.S., 29% in Europe and 3% in other countries. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from non-U.S. initiated sources.
The increase in revenues for 2009 compared to 2008 is primarily due to a 5% increase in the number of transactions processed for 2009 compared to 2008, mostly offset by the impact of the stronger U.S. dollar. For 2009, money transfers to Mexico, which represented 25% of total money transfers, decreased by 19%, while transfers to all other countries increased 17% when compared to the prior year primarily due to the expansion of our operations. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. The decrease in direct operating costs in 2009 compared to 2008 is due to the impact of the stronger U.S. dollar, partly offset by the growth in transactions processed.
Gross profit
Gross profit was $123.0 million for 2009 compared to gross profit of $116.8 million for 2008. This improvement is primarily due to the growth in money transfer transactions, partly offset by the impact of the stronger U.S. dollar related to money transfers originated outside the U.S. As discussed above, certain competitors have been lowering transaction fees and foreign currency exchange spreads in the U.S. market as a result of the economic factors and immigration developments impacting the U.S. market. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues, and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share. Gross margin was 53% for 2009 compared to 51% for 2008. The improvement primarily reflects the strong growth in transaction volume in our higher margin non-U.S. locations.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for 2009 compared to 2008 is primarily due to the increased expenditures we incurred to support expansion or our operations, primarily internationally, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, salaries and benefits increased slightly to 23% for 2009 from 22% for 2008.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for 2009 compared to 2008 is primarily the result of increased expenditures to support expansion of our operations, primarily internationally, and increased professional fees for legal expenses, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, selling, general and administrative expenses increased to 17% for 2009 from 15% in 2008.
Goodwill and acquired intangible assets impairment
In the fourth quarter of 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business. This charge was an estimate based on the assessment performed up to the filing date of our 2008 Annual Report on Form 10-K. We completed the assessment in the first quarter of 2009 and recorded an additional $9.9 million non-cash impairment charge in the first quarter of 2009. See the discussion in “2008 Compared to 2007” below for more information about these charges.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for 2009 compared to 2008 is primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores along with greater acquisition-related amortization, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, depreciation and amortization increased to 8.8% for 2009 from 8.4% for 2008.
Operating income (loss)
The increase in operating income for 2009 compared to 2008 is mainly due to the larger goodwill and acquired intangible impairment charge in 2008 compared to 2009. Excluding these charges from both years, operating income decreased 22% in 2009 compared to 2008, which is the result of increased costs to expand internationally, increased professional fees and the negative impact of the stronger U.S. dollar, partly offset by the growth in transactions processed, mainly those originated in non-U.S. locations. Additionally, 2008 revenues and operating income included approximately $2.5 million in benefit from the favorable management of foreign exchange spreads that did not recur in 2009.

2008 Compared to 2007
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

n/m — Not meaningful.
Comparison of pro forma operating results
During 2007, we combined our previous money transfer business with RIA and incurred total exit costs of $0.9 million. These costs represented the accelerated depreciation and amortization of property and equipment, software and leasehold improvements that were disposed of during 2007; the write-off of marketing materials and trademarks that have been discontinued or will not be used; the write-off of accounts receivable from agents that did not meet RIA’s credit requirements; and severance and retention payments made to certain employees. These exit costs are not included in pro forma operating expenses in the above table.
Revenues
Revenue per transaction was $13.85 for 2008 compared to pro forma revenue per transaction of $13.22 for 2007. For 2008, 68% of our money transfers were initiated in the U.S., 29% in Europe and 3% in other countries, such as Canada and Australia. For 2007, 75% of our money transfers were initiated in the U.S., 23% in Europe and 2% in other countries.
The increase in revenues for 2008 compared to pro forma revenues for 2007 is primarily due to an 8% increase in the number of transactions processed for 2008 compared to 2007. For 2008, money transfers to Mexico, which represented 32% of total money transfers, decreased by 9%, while transfers to all other countries increased 18% when compared to the prior year due to the expansion of our operations and continued growth in immigrant worker populations in countries other than the U.S. The decline in transfers to Mexico was largely the result of immigration issues, downturns in certain labor markets and the economic crisis that began in 2008.
Direct operating costs
While direct operating costs generally increase or decrease by a similar percentage as transactions, growth in transactions has outpaced the growth in direct costs in 2008 due to a greater growth rate for Company-owned stores than for agents.
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
Goodwill and acquired intangible assets impairment
In 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business. We perform our annual goodwill impairment test during the fourth quarter of each year, which coincided in 2008 with severe disruptions in the credit markets and the macroeconomic business climate. These events caused credit, currency and stock markets to plummet in the second half of 2008 and adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into the business outlook and projections for the Money Transfer Segment, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, we experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, that were initially expected to continue expanding. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for a further discussion of this charge.
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
Operating income (loss)
The decrease in operating income for 2008 compared to pro forma operating income for 2007 is due to the goodwill and acquired intangible impairment charge in 2008. Excluding this charge, operating income increased 39% in 2008 compared to pro forma operating income for 2007 which is the result of increased revenues and gross profit as discussed in more detail above, partly offset by additional costs incurred to support our global expansion efforts. Additionally, 2008 revenues and operating income included approximately $2.5 million in benefit from the favorable management of foreign exchange currency spreads as the result of unique circumstances.

CORPORATE SERVICES
The components of Corporate Services operating expenses for 2009, 2008 and 2007 were as follows:

				Year-over-Year Change
				2009
				Increase	2008
	Year Ended December 31,			(Decrease)	Increase
(dollar amounts in thousands)	2009	2008	2007	Percent	Percent
Salaries and benefits	$16,226	$15,037	$13,217	8%	14%
Selling, general and administrative	7,398	9,249	5,811	(20%)	59%
Depreciation and amortization	1,393	1,232	828	13%	49%

Total operating expenses	$25,017	$25,518	$19,856	(2%)	29%

Operating expenses for Corporate Services decreased by 2% for 2009 and increased by 29% for 2008 compared to the respective prior year. The increase in salaries and benefits for 2009 compared to 2008 is primarily the result of greater incentive compensation recorded in 2009 than in 2008. The decrease in selling, general and administrative expenses is due primarily to 2008 professional fees and settlement costs of $3.0 million associated with our efforts to acquire MoneyGram, partly offset by increased cost for professional fees for legal and acquisition-related expenses during 2009. The increase in corporate depreciation and amortization is the result of increased amortization related to an enterprise-wide desk-top license.
The increase in salaries and benefits for 2008 compared to 2007 is primarily the result of severance costs related to certain senior level positions and increased share-based compensation related to awards made to new employees, including those in the Money Transfer Segment. The increase in selling, general and administrative expenses is due primarily to $3.0 million in professional fees and settlement costs associated with our efforts to acquire MoneyGram. The increase in corporate depreciation and amortization is the result of amortization associated with the third quarter 2007 purchase of an enterprise-wide desk-top license.
OTHER INCOME (EXPENSE)

				Year-over-Year Change
				2009	2008
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	2007	Percent	Percent
Interest income	$3,250	$10,611	$16,250	(69%)	(35%)
Interest expense	(25,716)	(36,351)	(37,597)	(29%)	(3%)
Income from unconsolidated affiliates	1,934	1,250	908	55%	38%
Gain on sale of (impairment loss on) investment securities	1,751	(18,760)	—	n/m	n/m
Gain (loss) on early retirement of debt	(254)	1,425	(427)	n/m	n/m
Foreign currency exchange gain (loss), net	3,943	(9,821)	15,497	n/m	n/m

Total other expense, net	$(15,092)	$(51,646)	$(5,369)	n/m	n/m

n/m	—	Not meaningful.
Interest income
The decreases in interest income for 2009 from 2008 and for 2008 from 2007 are primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective years. Interest income for 2008 included $1.6 million for interest related to a federal excise tax refund. Increasing average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the Prepaid Processing Segment have slowed the decline in interest income as the Segment’s operations have grown.
Short-term interest rates continue to be at historically low levels at the beginning of 2010 and if rates continue to be near these levels, we expect interest income earned on our invested balances for 2010 will remain low as a result.

Interest expense
The decreases in interest expense for 2009 from 2008 and for 2008 from 2007 are primarily due to the repurchases of convertible debentures in late 2008 and early 2009 along with lower interest rates paid on floating-rate debt. During 2008, we also repaid $32 million on our term loan and significantly reduced borrowings under the revolving credit facility. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days.
Similar to the impact on interest income, due to the recent low levels of short-term interest rates, we expect that interest paid on our floating-rate borrowings for 2010 will remain low if short-term interest rates remain near their current levels.
Income from unconsolidated affiliates
Income from unconsolidated affiliates mainly represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East, an EFT Processing Segment joint venture in Bahrain. The increases in income for 2009 from 2008 and for 2008 from 2007 are the result of increased profitability of both affiliates. Income for 2007 includes the $0.4 million gain recognized from the sale of our 8% interest in CashNet Telecommunications Egypt SAE (CashNet).
Gain on sale of (impairment loss on) investment securities
During 2009, we sold our shares of MoneyGram stock, recognizing a $1.8 million gain. The gain resulted from the increase in the share price after the $18.8 million impairment loss recorded in 2008 due to the other-than-temporary decline in value of our investment in MoneyGram.
Gain (loss) on early retirement of debt
During 2009 and 2008, we repurchased in privately negotiated transactions $25.8 million and $70.0 million, respectively, in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.3 million for 2009 and the gain of $1.4 million for 2008 represent the difference in the amounts paid for the convertible debentures compared to their carrying amounts, along with the pro-rata write-off of deferred financing costs associated with the portions of the term loan that were prepaid during 2009 and 2008. We expect to continue to prepay amounts outstanding under the term loan through available cash flows. Accordingly, we would recognize losses on early retirement of debt for the pro-rata portion of unamortized deferred financing costs.
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
We recorded net foreign currency exchange gains of $3.9 million and $15.5 million during 2009 and 2007, respectively, and a loss of $9.8 million during 2008. Throughout 2007, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating realized and unrealized foreign currency exchange gains. This compares to 2008, when in the latter part of the year the U.S. dollar strengthened against these currencies and we, therefore, recorded realized and unrealized foreign currency exchange losses. The strengthening of the U.S. dollar continued through the first half of 2009 before weakening in the second half, resulting in net realized and unrealized gains.

INCOME TAX EXPENSE

	Year Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Income (loss) from continuing operations before income taxes	$57,173	$(200,667)	$70,865
Income tax expense (benefit)	25,836	(7,337)	34,038

Income (loss) from continuing operations	$31,337	$(193,330)	$36,827

Effective income tax rate	45.2%	3.7%	48.0%

Income (loss) from continuing operations before income taxes	$57,173	$(200,667)	$70,865
Adjust: Foreign currency exchange gain (loss), net	3,943	(9,821)	15,497
Adjust: Goodwill and acquired intangible assets impairment	(9,884)	(220,077)	—
Adjust: Gain (loss) related to investment securities	1,751	(18,760)	—

Income from continuing operations before income taxes, as adjusted	$61,363	$47,991	$55,368

Income tax expense (benefit)	$25,836	$(7,337)	$34,038
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	29	(12,896)	10,524
Adjust: Income tax benefit attributable to goodwill and acquired intangible assets impairment	—	(11,916)	—

Income tax expense, as adjusted	$25,807	$17,475	$23,514

Effective income tax rate, as adjusted	42.1%	36.4%	42.5%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income. Our effective tax rates were 45.2%, 3.7% and 48.0% for the years ended December 31, 2009, 2008 and 2007, respectively. There are several factors that have caused our effective tax rate to fluctuate over the past three years. The most significant of these factors include the Company’s tax position in the U.S., the impact of foreign currency exchange translation results and, specific to the years ended December 31, 2008 and 2009, the impairments for goodwill and acquired intangible assets and the gains and losses related to investment securities. Excluding foreign currency exchange translation results and the impairments to goodwill and acquired intangible assets and the gains and losses related to investment securities from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 42.1%, 36.4% and 42.5% for the years ended December 31, 2009, 2008 and 2007, respectively.
The higher adjusted effective tax rates for 2007 and 2009 compared to 2008 were primarily related to the Company’s tax position in the U.S. and Spain, respectively. In 2007, significant pre-tax income from U.S. operations including the federal excise tax refund of $12.2 million resulted in the recognition of deferred income tax expense from the utilization of tax net operating losses. Due to the goodwill impairment test performed in 2008, we reviewed the impact of the adverse macroeconomic business conditions and outlook, as well as business forecasts, on the realization of our net operating losses and other deferred tax assets. Based on this information, we concluded that a valuation allowance was necessary against the deferred tax assets, including tax net operating losses, of our U.S. and Spanish operations. In 2009, the increase in the adjusted effective tax rate was the result of an inability to recognize the deferred tax benefits of tax net operating losses in Spain and an increase in operating income in high tax rate countries.

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
OTHER
Discontinued operations, net
During the fourth quarter of 2009, we sold Essentis for $7.1 million. This resulted in an after-tax gain of $0.2 million which is included in discontinued operations, net in the Consolidated Statements of Operations. Additionally, Essentis’s results of operations are shown as discontinued operations for all periods presented.
In July 2002, we sold substantially all of the non-current assets and related capital lease obligations of our ATM processing business in France to Atos S.A. During the first quarter 2007, we received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain of $0.3 million, net of legal costs.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $1.5 million and $2.0 million for 2009 and 2007, respectively, and net loss attributable to noncontrolling interests was $0.9 million for 2008. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly-owned:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	Prepaid - Spain
e-pay SRL	51%	Prepaid - Italy
ATX	51%	Prepaid - various
Euronet China	75%	EFT - China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $30.3 million in 2009 compared to a net loss of $193.5 million for 2008 and net income of $35.8 million 2007. As more fully discussed above, the increase of $223.8 million in 2009 compared to 2008 was mainly the result of the $221.3 million increase in operating income driven by the $210.2 million greater non-cash goodwill and acquired intangible assets impairment charge in 2008 than in 2009. Additionally, 2008 results include $18.8 million in unrealized loss on investment securities compared to the $1.8 million gain in 2009 on sale of the same securities. Further, income tax increased $33.2 million and net income attributable to noncontrolling interests increased $2.4 million while foreign currency exchanges gain increased $13.8 million, net interest expense decreased $3.3 million, net income from discontinued operations increased $1.5 million and other items decreased net income by $1.1 million.
The decrease of $229.2 million in 2008 compared to 2007 was also mainly the result of the $220.1 million impairment charge in 2008 and the $12.2 million federal excise tax refund recorded in 2007 which drove the $225.3 million decrease in operating income. Additionally, 2008 results include an $18.8 million unrealized loss on investment securities and a $25.3 million increase in foreign currency losses. Furthermore, net interest expense increased $4.4 million and net income from discontinued operations decreased $2.0 million. Partly offsetting these losses were a $41.4 million decrease in income tax expense, a $1.9 million improvement in income from the net gain on early retirement of debt, a $3.0 million benefit from changes in results attributed to noncontrolling interests and a $0.3 million increase in income from unconsolidated affiliates.

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
We recorded a gain (loss) on translation adjustment of $29.2 million, $(79.3) million and $41.8 million in 2009, 2008 and 2007, respectively. Throughout 2007, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, creating translation gains. In the latter half of 2008, the U.S. dollar strengthened against most of those currencies, resulting in translation losses. This strengthening continued until the second half of 2009 when the U.S. dollar weakened against most of those currencies, resulting in net translation gains which were recorded in comprehensive income (loss).
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2009, we had working capital, which is the difference between total current assets and total current liabilities, of $167.0 million, compared to working capital of $96.5 million as of December 31, 2008. Our ratio of current assets to current liabilities was 1.34 at December 31, 2009, compared to 1.17 as of December 31, 2008. The increase in working capital is due primarily to the contributions from operating results, the reduction of current maturities of long-term debt and borrowings on revolving debt classified as long-term to fund working capital requirements of the Money Transfer segment.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of December 31, 2009, working capital in the Money Transfer Segment was $103.6 million. We expect that working capital needs will increase as we expand this business. The Prepaid Processing Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flows
Cash flows provided by operating activities were $96.1 million for 2009, compared to $91.2 million for 2008. The increase was primarily the result of improved operating results as adjusted for non-cash charges. Improved cash flows from fluctuations in working capital were largely offset by amounts paid to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Cash flows provided by operating activities were $91.2 million for 2008, compared to $78.3 million for 2007. The increase was primarily due to fluctuations in working capital, including the collection of $12.2 million for the federal excise tax refund that was recognized in net income during 2007. The increase in depreciation and amortization expense that is added to net income to arrive at operating cash flows is due largely to the inclusion of RIA for a full year, compared to nine months in 2007. Other fluctuations in working capital are mainly the result of changes in the timing of the settlement process with mobile operators in the Prepaid Processing Segment around year-end.
Investing activity cash flows
Cash flows used in investing activities were $39.8 million for 2009, compared to $21.3 million for 2008. Our investing activities include $35.0 million and $43.0 million for the purchase of property and equipment, software development and other long-term assets in 2009 and 2008, respectively. Our acquisitions used $17.2 million and $5.4 million in 2009 and 2008, respectively. Our investing activities for 2009 included $7.1 million in proceeds from the sale of Essentis, $3.0 million from the sale of MoneyGram common stock and $2.3 million from the sale of property and equipment. Our investing activities for 2008 include the return of $26.0 million we placed in escrow in 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”). On January 10, 2008, we entered into a settlement agreement with La Nacional and its stockholder evidencing the parties’ mutual agreement not to consummate the acquisition, in exchange for payment by Euronet of a portion of the legal fees incurred by La Nacional.
Cash flows used in investing activities were $21.3 million for 2008, compared to $439.9 million for 2007. As discussed above, our investing activities for 2008 include the return of $26.0 million we placed in escrow in 2007. Our investing activities also include $43.0 million and $42.3 million for the purchase of property and equipment, software development and other long-term assets in 2008 and 2007, respectively. While our acquisitions in 2008 were $5.4 million, we used $352.7 million in 2007, primarily for the acquisition of RIA, and another $20.0 million to purchase MoneyGram common stock.
Financing activity cash flows
Cash flows used in financing activities were $57.5 million during 2009, compared to $145.7 million during 2008. Our financing activities consisted primarily of net repayments of debt obligations of $56.2 million and $146.6 million for 2009 and 2008, respectively. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during 2009 and 2008, we had a total of $517.9 million and $270.0 million in borrowings, respectively, and $495.6 million and $315.1 million in repayments, respectively, under our revolving credit facility. During 2009 and 2008, we repurchased $68.8 million and $70.0 million, respectively, in principal amount of our 1.625% convertible debentures for $68.0 million and $63.4 million in cash, respectively. Additionally, we paid $3.0 million in 2009 and $32.0 million in 2008 on our term loan. Finally, we paid $7.2 million and $6.8 million of capital lease obligations during 2009 and 2008, respectively.
Cash flows used in financing activities were $145.7 million during 2008, compared to $301.5 million of cash provided during 2007. Our financing activities for 2008 consisted primarily of net repayments of debt obligations of $146.6 million. Our financing activities for 2007 consisted primarily of $190.0 million in proceeds from borrowings under our term loan agreement that were used to finance a portion of the acquisition of RIA and proceeds from the equity private placement and stock option exercises totaling $167.7 million. Partially offsetting these increases were repayments and early retirements of debt obligations of $30.9 million, net repayments of borrowings under the revolving credit facility of $8.9 million and repayments of capital lease obligations of $10.4 million. We also paid dividends to holders of noncontrolling interests of $2.8 million and debt issuance costs associated with our credit facility of $3.8 million.
Other sources of capital
Credit Facility — In connection with completing the April 2007 acquisition of RIA, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the seven-year term. We have prepaid amounts on this loan and we estimate that we will be able to repay the remaining $129 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
During April 2008, we entered into an amendment to the Credit Facility to, among other things, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. During 2008, we repurchased in privately negotiated transactions $70 million in principal amount of the debentures. Additionally, we incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
During February 2009, we entered into Amendment No. 2 to the Credit Facility to, among other things, (i) (a) grant us the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase our 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions or provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. We incurred costs of approximately $1.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
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
As of December 31, 2009, we had borrowings of $129.0 million outstanding against the term loan. We had borrowings of $39.2 million and stand-by letters of credit and bank guarantees of $43.1 million outstanding against the revolving credit facility. The remaining $17.7 million under the revolving credit facility ($42.7 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S., Spain and India. As of December 31, 2009, our weighted average interest rate was 1.6% under the revolving credit facility and 2.3% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations – Short-term debt obligations at December 31, 2009 were primarily the $1.2 million 1.625% Convertible Senior Debentures Due 2024, as we elected to redeem the outstanding debentures in January 2010, and the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, but there were no amounts outstanding against these facilities as of December 31, 2009.
We believe that the short-term debt obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
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
Should holders of the 3.5% convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to be able to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures and in Note 12, Debt Obligations, to the Consolidated Financial Statements.
As of December 31, 2009, we also had $1.2 million in principal amount of 1.625% Convertible Senior Debentures Due 2024. We elected to redeem the outstanding debentures effective January 2010 at par.
Proceeds from issuance of shares and other capital contributions – We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of shares of restricted Common Stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During 2009, 193,554 stock options were exercised at an average exercise price of $11.25, resulting in proceeds to us of approximately $2.2 million.
We also sponsor a qualified Employee Stock Purchase Plan (“ESPP”) under which we reserved 500,000 shares of Common Stock for purchase under the plan by employees through payroll deductions according to specific eligibility and participation requirements. This plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Offerings commence at the beginning of each quarter and expire at the end of the quarter. Under the plan, participating employees are granted options, which immediately vest and are automatically exercised on the final date of the respective offering period. The exercise price of Common Stock options purchased is the lesser of 85% of the “fair market value” (as defined in the ESPP) of the shares on the first day of each offering or the last day of each offering. The options are funded by participating employees’ payroll deductions or cash payments. During 2009, we issued 49,337 shares at an average price of $15.04 per share, resulting in proceeds to us of approximately $0.7 million.
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
In connection with the acquisition of Brodos Romania, we agreed to contingent consideration arrangements based on the achievement of certain performance criteria. If the criteria are achieved, we would have to pay a total of $2.5 million in cash or 75,489 shares of Euronet Common Stock, at the option of the seller. However, Brodos Romania failed to achieve the performance criteria by January 2010 for the first $1.25 million and based on its current performance, it is unlikely to achieve the performance criteria during 2010 for the remaining amounts.
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2010 and 2014. The leases bear interest between 5.2% and 13.7% per year. As of December 31, 2009, we owed $4.5 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms were acceptable, we would acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for 2009 were $34.5 million, of which $0.7 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the Prepaid Processing and Money Transfer Segments, and office and data center computer equipment and software. Included in capital expenditures for office and data center equipment and software for 2009 is approximately $1.6 million in capital expenditures for the purchase and development of the necessary processing systems and capabilities to enter the cross-border merchant processing and acquiring business. Total capital expenditures for 2010 are estimated to be approximately $40 million to $50 million.
An additional $1.3 million in software development cost was capitalized during 2009 for the development and enhancement of our EFT Processing Segment software products. See Note 21, Computer Software to be Sold, to the Consolidated Financial Statements for a further discussion.
In the Prepaid Processing Segment, approximately 116,000 of the approximately 498,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our Prepaid Processing Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are insufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
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

Contingencies
In the second quarter 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Service (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. We acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
At this time, we are unable to predict whether this investigation will result in the DOJ bringing charges against CES. Accordingly, we are unable to predict the outcome of this investigation, the possible loss or possible range of loss, if any, associated with the resolution of any charges that may be brought against CES, or any potential effect on our business, results of operations or financial condition.
Additionally, from time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
Other trends and uncertainties
Cross border merchant processing and acquiring – In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $9.1 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It involves the assumption of credit risk, as the principal amount of transactions is settled to merchants before settlements are received from card associations. We incurred $2.5 million in operating losses related to this business in 2009 and expect to incur approximately $1.5 million to $2.0 million in operating losses during 2010.
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
We have total unrecognized compensation cost related to unvested stock option and restricted stock awards of $28.2 million that will be recognized over a weighted average period of 3.8 years.
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

OFF BALANCE SHEET ARRANGEMENTS
We have certain significant off balance sheet items described below and in the following section, “Contractual Obligations” (also see Note 24, Guarantees, to the Consolidated Financial Statements).
As of December 31, 2009 we had $60.7 million of bank guarantees issued on our behalf, of which $10.7 million are collateralized by cash deposits held by the respective issuing banks and $43.1 million are supported by stand-by letters of credit issued against the revolving credit facility. These letters of credit reduce the amount available for borrowing under our revolving credit facility.
On occasion we grant guarantees in support of obligations of subsidiaries. As of December 31, 2009, we had granted guarantees for cash in various ATM networks amounting to $19.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $31.3 million over the terms of the agreements with the customers.
From time to time, we enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Consolidated Balance Sheet. As of December 31, 2009, the balance of ATM network cash for which we were responsible was approximately $370 million. We maintain insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of the applicable governmental authorities.
We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have money transfer operations. We are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of December 31, 2009.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2009:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations, including interest	$377,034	$20,436	$229,604	$126,994	$—
Estimated contingent acquisition obligations	1,250	1,250	—	—	—
Obligations under capital leases	5,201	2,811	2,021	369	—
Obligations under operating leases	109,393	23,314	39,139	26,344	20,596

Total	$492,878	$47,811	$270,764	$153,707	$20,596

For the purposes of the above table, our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first year in which holders have the right to exercise their put option. Additionally, the above table only includes interest on these convertible debentures up to these dates. Although in certain circumstances we may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $175 million convertible debentures, the table above assumes that these circumstances will not be met and the Credit Facility will be fully repaid at maturity. We have assumed $39.2 million, the December 31, 2009 balance, will be outstanding at all times under the revolving credit facility. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2009. For additional information on debt obligations, see Note 12, Debt Obligations, to the Consolidated Financial Statements.
Estimated contingent acquisition obligations as of December 31, 2009 are additional consideration to be settled in cash or Euronet Common Stock that we may have to pay during 2010 in connection with the acquisition of Brodos, totaling up to $1.25 million. See Note 6, Acquisitions, to the Consolidated Financial Statements for a more complete description of these acquisitions.
For additional information on capital and operating lease obligations, see Note 15, Leases, to the Consolidated Financial Statements.
Our total liability for uncertain tax positions under Accounting Standards Codification (“ASC”) 740-10-25 and 30 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48) was $9.1 million as of December 31, 2009. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 16, Taxes, to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A — Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
Accounting for income taxes
The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity’s, or group of entities’, ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 16, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $120.4 million as of December 31, 2009, partially offset by a valuation allowance of $76.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2009. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Additionally, we follow the provisions of ASC 740-10-25 and 30 to account for uncertainty in income tax positions. Applying the standard requires substantial management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.
Goodwill and other intangible assets
In accordance with ASC 805 (formerly SFAS No. 141(R)), we allocate the acquisition purchase price to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2009, the Consolidated Balance Sheet includes goodwill of $504.7 million and acquired intangible assets, net of accumulated amortization, of $112.9 million.
In accordance with ASC 350 (formerly SFAS No. 142), on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. Our annual impairment tests during the years 2009 and 2007 indicated that there were no impairments. As a result of our annual impairment test for the year ended December 31, 2008, we recorded non-cash goodwill impairment charges of $228.5 million. See Note 10, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding this charge. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these changes take place.
Impairment or disposal of long-lived assets
In accordance with ASC 350 (formerly SFAS No. 144), long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Revenue recognition
In accordance with U.S. GAAP, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of our revenues are comprised of monthly recurring management fees and transaction-based fees that are recognized when the transactions are processed or the services are performed. When determining the proper revenue recognition for monthly management fees and transaction-based fees, we consider the guidance in Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principle versus Net as an Agent”), ASC 605-25 (formerly EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”), and various other interpretations.
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
We also record certain revenues in the EFT Processing Segment related to the sale of EFT software solutions for electronic payment and transaction delivery systems, including professional fees for implementation and customization, ongoing software maintenance and associated computer hardware. When determining the proper revenue recognition for these items, in addition to SAB 101, SAB 104, and ASC 605-25, we also consider the guidance contained in ASC 985-605-15 (formerly Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”), as amended by SOP 98-4 and SOP 98-9, and ASC 605-35 (formerly SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). Applying U.S. GAAP revenue recognition guidance to the software business requires detailed knowledge of the rules and is subject to complex judgment. For the year ended December 31, 2009, revenues from software and software-related products and services represented less than 2% of our total consolidated revenues.
Substantial management judgment and estimation is required in determining the proper revenue recognition methodology for our various revenue-producing activities, as well as the proper and consistent application of our determined methodology.
IMPACT OF NEW AND EMERGING ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (formerly Emerging Issues Task Force Consensus 08-01). ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor-specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or modified for fiscal years beginning on or after June 15, 2010 with earlier application permitted. We are evaluating the impact that the adoption of ASU 2009-13 will have on our financial statements and whether we will elect early application; however, the impact is not expected to be material.
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
As of December 31, 2009, our total outstanding debt was $327.9 million. Of this amount, $155.2 million, or 47% of our total debt obligations, relates to contingent convertible debentures having fixed coupon rates. Our $175.0 million contingent convertible debentures, issued in October 2005, accrue interest at a rate of 3.5% per annum. The $1.2 million contingent convertible debentures, issued in December 2004 accrue interest at a rate of 1.625% per annum. Based on quoted market prices, as of December 31, 2009 the fair value of our fixed rate convertible debentures was $163.5 million, compared to a carrying value of $155.2 million.
Interest expense, including amortization of deferred debt issuance costs, for our total $155.2 million in fixed rate debt totals approximately $13.6 million per year, which equates to a weighted average interest rate of 8.8% annually. Additionally, approximately $4.5 million, or 2% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2010 and 2014.
The remaining $168.2 million, or 51%, of our total debt obligations relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annualized interest expense of approximately $2.1 million. This computation excludes the potential $150.0 million from an expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing. For more information regarding our debt obligations, see Note 12, Debt Obligations, to the Consolidated Financial Statements.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2009 and 2008, 76% of our revenues were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily to the euro, British pound, Australian dollar and Polish zloty. As of December 31, 2009, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $60 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the

U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of December 31, 2009, we had foreign currency derivative instruments, primarily forward contracts, outstanding with a notional value of $68.2 million, primarily in euros that were not designated as hedges and mature in a weighted average of 5.3 days. The fair value of these forward contracts as of December 31, 2009 was an unrealized gain of less than $0.1 million, which was mostly offset by the unrealized loss on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 3 to the consolidated financial statements, the Company adopted, on a retrospective basis, the provisions of FASB ASC 470-20-30-22 (formerly, FASB Staff Position APB 14-1), Debt with Conversion and other Options, and FASB ASC 810-10-45-16 (formerly, SFAS No. 160), Noncontrolling Interests, as of January 1, 2009.

/s/ KPMG LLP
Kansas City, Missouri
February 26, 2010

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$183,528	$181,341
Restricted cash	73,148	131,025
Inventory — PINs and other	87,661	61,279
Trade accounts receivable, net of allowances for doubtful accounts of $13,909 at December 31, 2009 and $9,445 at December 31, 2008	282,905	261,084
Prepaid expenses and other current assets	31,344	38,026
Current assets of discontinued operations	—	3,729

Total current assets	658,586	676,484

Property and equipment, net of accumulated depreciation of $153,255 at December 31, 2009 and $125,258 at December 31, 2008	96,592	89,532
Goodwill	504,650	488,305
Acquired intangible assets, net of accumulated amortization of $88,924 at December 31, 2009 and $62,920 at December 31, 2008	112,948	125,313
Other assets, net of accumulated amortization of $16,866 at December 31, 2009 and $15,785 at December 31, 2008	39,903	21,957
Non-current assets of discontinued operations	—	4,053

Total assets	$1,412,679	$1,405,644

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$228,768	$245,671
Accrued expenses and other current liabilities	225,474	226,191
Current portion of capital lease obligations	2,510	4,614
Short-term debt obligations and current portion of long-term debt obligations	3,127	68,646
Income taxes payable	18,379	16,590
Deferred revenue	13,320	14,914
Current liabilities of discontinued operations	—	3,359

Total current liabilities	491,578	579,985

Debt obligations, net of current portion	320,283	294,355
Capital lease obligations, net of current portion	1,997	6,356
Deferred income taxes	23,854	21,119
Other long-term liabilities	8,464	7,919

Total liabilities	846,176	909,734

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,101,833 issued at December 31, 2009 and 50,605,909 issued at December 31, 2008	1,022	1,012
Additional paid-in-capital	740,990	729,907
Treasury stock, at cost, 241,644 shares at December 31, 2009 and 225,072 shares at December 31, 2008	(1,483)	(784)
Accumulated deficit	(203,139)	(233,456)
Restricted reserve	1,013	996
Accumulated other comprehensive income (loss)	20,566	(9,350)

Total Euronet Worldwide, Inc. stockholders’ equity	558,969	488,325
Noncontrolling interests	7,534	7,585

Total equity	566,503	495,910

Total liabilities and equity	$1,412,679	$1,405,644

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
EFT Processing Segment	$197,740	$205,257	$174,049
Prepaid Processing Segment	602,075	609,106	569,858
Money Transfer Segment	232,879	231,302	158,759

Total revenues	1,032,694	1,045,665	902,666

Operating expenses:
Direct operating costs	678,370	703,842	623,548
Salaries and benefits	129,447	129,098	105,289
Selling, general and administrative	86,705	85,418	62,789
Goodwill and acquired intangible assets impairment	9,884	220,077	—
Federal excise tax refund	—	—	(12,191)
Depreciation and amortization	56,023	56,251	46,997

Total operating expenses	960,429	1,194,686	826,432

Operating income (loss)	72,265	(149,021)	76,234

Other income (expense):
Interest income	3,250	10,611	16,250
Interest expense	(25,716)	(36,351)	(37,597)
Income from unconsolidated affiliates	1,934	1,250	908
Gain on sale of (impairment loss on) investment securities	1,751	(18,760)	—
Gain (loss) on early retirement of debt	(254)	1,425	(427)
Foreign currency exchange gain (loss), net	3,943	(9,821)	15,497

Other expense, net	(15,092)	(51,646)	(5,369)

Income (loss) from continuing operations before income taxes	57,173	(200,667)	70,865
Income tax (expense) benefit	(25,836)	7,337	(34,038)

Income (loss) from continuing operations	31,337	(193,330)	36,827

Discontinued operations, net	475	(1,071)	967

Net income (loss)	31,812	(194,401)	37,794
Net (income) loss attributable to noncontrolling interests	(1,495)	935	(2,040)

Net income (loss) attributable to Euronet Worldwide, Inc.	$30,317	$(193,466)	$35,754

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$0.59	$(3.91)	$0.77
Discontinued operations	0.01	(0.02)	0.02

Total	$0.60	$(3.93)	$0.79

Basic weighted average shares outstanding	50,486,705	49,180,908	45,260,803

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$0.58	$(3.91)	$0.74
Discontinued operations	0.01	(0.02)	0.02

Total	$0.59	$(3.93)	$0.76

Diluted weighted average shares outstanding	51,482,723	49,180,908	46,850,598

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of		Additional
	Shares	Common	Paid in	Treasury	Subscription	Accumulated
	Outstanding	Stock	Capital	Stock	Receivable	Deficit
Balance at December 31, 2006	37,440,027	749	399,989	(196)	(170)	(75,744)

Comprehensive income (loss):
Net income						35,754
Translation adjustment
Unrealized loss on interest rate swaps
Unrealized gain on available-for-sale securities
Comprehensive income
Stock issued under employee stock plans	809,313	19	8,177	(191)	170
Share-based compensation			7,799	8
Shares issued for acquisitions	4,329,035	87	149,594
Private placement of shares	6,374,528	128	154,192
Other			69

Balance at December 31, 2007	48,952,903	983	719,820	(379)	—	(39,990)

Comprehensive income (loss):
Net loss						(193,466)
Translation adjustment
Unrealized gain on interest rate swaps
Unrealized loss on available-for-sale securities
Comprehensive loss
Stock issued under employee stock plans	313,384	7	1,793	(485)
Share-based compensation			8,579
Settlement of contingent value rights	1,114,550	22	(22)
Other			(263)	80

Balance at December 31, 2008	50,380,837	1,012	729,907	(784)	—	(233,456)

Comprehensive income (loss):
Net income						30,317
Translation adjustment
Unrealized gain on interest rate swaps
Unrealized gain on available-for-sale securities
Reclassification adjustment related to sale of investment securities
Comprehensive income
Stock issued under employee stock plans	479,352	10	3,148	(699)
Share-based compensation			7,933
Other			2

Balance at December 31, 2009	50,860,189	$1,022	$740,990	$(1,483)	$—	$(203,139)

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

		Accumulated Other
		Comprehensive Income (Loss)
		Cumulative	Other
	Restricted	Translation	Comprehensive	Noncontrolling
	Reserve	Adjustment	Income (Loss)	Interests	Total
Balance at December 31, 2006	780	28,823	—	8,350	362,581

Comprehensive income (loss):
Net income				2,040	37,794
Translation adjustment		41,798		851	42,649
Unrealized loss on interest rate swaps			(994)		(994)
Unrealized gain on available-for-sale securities			572		572

Comprehensive income				2,891	80,021

Stock issued under employee stock plans					8,175
Share-based compensation					7,807
Shares issued for acquisitions					149,681
Private placement of shares					154,320
Other	177			(2,266)	(2,020)

Balance at December 31, 2007	957	70,621	(422)	8,975	760,565

Comprehensive income (loss):
Net loss				(935)	(194,401)
Translation adjustment		(79,261)		(698)	(79,959)
Unrealized gain on interest rate swaps			164		164
Unrealized loss on available-for-sale securities			(452)		(452)

Comprehensive loss				(1,633)	(274,648)

Stock issued under employee stock plans					1,315
Share-based compensation					8,579
Settlement of contingent value rights					—
Other	39			243	99

Balance at December 31, 2008	996	(8,640)	(710)	$7,585	$495,910

Comprehensive income (loss):
Net income				1,495	31,812
Translation adjustment		29,206		(22)	29,184
Unrealized gain on interest rate swaps			830		830
Unrealized gain on available-for-sale securities			1,631		1,631
Reclassification adjustment related to sale of investment securities			(1,751)		(1,751)

Comprehensive income				1,473	61,706

Stock issued under employee stock plans					2,459
Share-based compensation					7,933
Other	17			(1,524)	(1,505)

Balance at December 31, 2009	$1,013	$20,566	$—	$7,534	$566,503

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$31,812	$(194,401)	$37,794

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,881	57,208	48,331
Share-based compensation	7,932	8,547	7,736
Unrealized foreign exchange (gain) loss, net	(3,875)	9,662	(9,296)
Non-cash impairment of goodwill and acquired intangible assets	9,884	220,077	—
(Gain on sale of) impairment loss on investment securities	(1,751)	18,760	—
(Gain) loss on repurchase of bonds	117	(2,504)	—
Deferred income taxes	(4,179)	(33,967)	4,276
Income from unconsolidated affiliates	(1,934)	(1,250)	(908)
Accretion of convertible debentures discount and amortization of debt issuance costs	11,124	15,296	13,825

Changes in working capital, net of amounts acquired:
Income taxes payable, net	828	5,260	(5,595)
Restricted cash	78,283	(46,054)	(17,807)
Inventory — PINs and other	(22,756)	(19,169)	3,619
Trade accounts receivable	43	(21,363)	(12,511)
Prepaid expenses and other current assets	9,165	1,635	(20,210)
Trade accounts payable	(29,478)	(20,109)	7,542
Deferred revenue	(1,946)	1,835	4,853
Accrued expenses and other current liabilities	(32,252)	93,052	14,630
Changes in noncurrent assets and liabilities	(10,847)	(1,267)	2,057

Net cash provided by operating activities	96,051	91,248	78,336

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,171)	(5,400)	(352,684)
Purchases of property and equipment	(33,072)	(39,710)	(38,083)
Purchases of other long-term assets	(1,944)	(3,304)	(4,224)
Proceeds from sale (purchases) of investment securities	2,981	—	(19,990)
Proceeds from sale of net assets of subsidiary	7,052	—	—
Acquisition escrow	—	26,000	(26,000)
Other, net	2,353	1,065	1,044

Net cash used in investing activities	(39,801)	(21,349)	(439,937)

Cash flows from financing activities:
Proceeds from issuance of shares	2,108	1,379	167,727
Net borrowings (repayments) of short-term debt obligations and revolving credit agreements classified as current liabilities	(251)	581	(4,862)
Borrowings from revolving credit agreements classified as non-current liabilities	517,900	270,020	880,013
Repayments of revolving credit agreements classified as non-current liabilities	(495,618)	(315,061)	(888,950)
Proceeds from long-term debt obligations	—	—	190,000
Repayments of long-term debt obligations	(71,029)	(95,375)	(26,000)
Repayments of capital lease obligations	(7,216)	(6,811)	(10,414)
Cash dividends paid to noncontrolling interests stockholders	(2,222)	—	(2,798)
Debt issuance costs	(1,600)	(750)	(3,827)
Other, net	473	287	648

Net cash provided by (used in) financing activities	(57,455)	(145,730)	301,537

Effect of exchange rate changes on cash and cash equivalents	2,840	(9,867)	6,597

Increase (decrease) in cash and cash equivalents	1,635	(85,698)	(53,467)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009, $722 in 2008 and $1,446 in 2007)	181,893	267,591	321,058

Cash and cash equivalents at end of period (includes cash of discontinued operations of $552 in 2008 and $722 in 2007)	$183,528	$181,893	$267,591

Interest paid during the period	$13,886	$22,124	$24,110
Income taxes paid during the period	30,378	23,745	24,698
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(1) ORGANIZATION
Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading global electronic payments provider. Euronet offers payments and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company’s primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products, and global consumer money transfer services.
(2) BASIS OF PREPARATION
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control, but has the ability to exercise significant influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities. Results from operations related to entities acquired during the periods covered by the Consolidated Financial Statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year’s presentation.
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
The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive income (loss) as a separate component of consolidated equity.

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
Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with ASC 350 (formerly SFAS No. 142). ASC 350 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. As a result of the Company’s annual impairment test for the year ended December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $219.8 million. See Note 10, Goodwill and Acquired Intangible Assets, Net, for additional information regarding this charge. The Company’s annual impairment tests for the years ended December 31, 2009 and 2007 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these changes take place.
Other Intangibles – In accordance with ASC 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 – 5 years
Trademarks and trade names	2 – 20 years
Developed software technology	3 years
Customer relationships	3 – 9 years
Patents	7 years
See Note 10, Goodwill and Acquired Intangible Assets, Net, for additional information regarding ASC 350 and the treatment of goodwill and other intangible assets.
Other assets
Other assets include deferred financing costs, costs related to in-process acquisitions, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company’s investment is zero. Euronet’s investments in affiliates, related to the Company’s 40% investment in epay Malaysia and 49% investment in Euronet Middle East, were $4.1 million and $2.5 million as of December 31, 2009 and 2008, respectively. Undistributed earnings in these affiliates as of December 31, 2009 and 2008 were $3.4 million and $2.8 million, respectively.
During 2009, the Company sold its investment in MoneyGram International, Inc. (“MoneyGram”) and recognized a gain of $1.8 million. During 2008, the value of the Company’s investment in MoneyGram declined and the Company determined the decline to be other than temporary. Accordingly, in 2008, the Company recognized impairment losses associated with the investment of $18.8 million. The investment was classified as available-for-sale and recorded in other assets on the Company’s Consolidated Balance Sheet as of December 31, 2008.
Convertible debentures
Effective January 1, 2009, the Company adopted ASC provisions dealing with accounting for convertible debt instruments that may be settled in cash upon conversion. ASC 470-20-30-22 (formerly FASB Staff Position (“FSP”) APB 14-1) requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This treatment impacts the accounting associated with the Company’s convertible debentures. The Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Equity and Statements of Cash Flows have been adjusted to reflect the retrospective application of the provisions to prior periods. As of December 31, 2006, the adjustments increased additional paid in capital by $61.8 million and increased accumulated deficit by $16.3 million.
Noncontrolling interests
Effective January 1, 2009, the Company adopted ASC provisions regarding noncontrolling interests in consolidated financial statements. ASC 810-10-45-16 (formerly SFAS No. 160) requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the presentation of transactions with noncontrolling interest holders. The presentation of the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Equity and Statements of Cash Flows has been adjusted to reflect the retrospective application of the provisions to prior periods.
Business combinations
Effective January 1, 2009, the Company adopted ASC provisions regarding business combinations. ASC 805 (formerly SFAS No. 141(R)) applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. The adoption of ASC 805 did not materially affect the consolidated financial statements.
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
During 2009, the Company netted certain deferred income tax assets with deferred income tax liabilities for balances within the same tax jurisdiction. As of December 31, 2008, an adjustment to the Consolidated Balance Sheet reduced current deferred income tax assets and liabilities by $3.2 million and reduced noncurrent income tax assets and liabilities by $39.1 million. This immaterial adjustment had no impact on equity or the Company’s Consolidated Statements of Operations, Changes in Equity or Cash Flows.
Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25 and 30 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 16, Taxes, for further discussion regarding these provisions.

Presentation of taxes collected and remitted to governmental authorities
The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.
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
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended), which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. During 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that are considered cash flow hedges under the provisions of SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in equity as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
In the Money Transfer Segment, the Company enters into foreign currency derivative contracts, primarily forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of ASC 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Operations. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets is not significant.
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
Revenue recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of the Company’s revenues are comprised of monthly recurring management fees and transaction-based fees. A description of the major components of revenue by business segment is as follows:
EFT Processing – Revenue in the EFT Processing Segment is derived from primarily two sources: i) transaction and management fees from owned and outsourced ATM, POS and card processing networks; and ii) from the sale of EFT software solutions for electronic payment and transaction delivery systems.
Transaction-based fees include charges for cash withdrawals, debit or credit card transactions, balance inquiries, transactions not completed because the relevant card issuer does not give authorization and prepaid mobile airtime recharges. Outsourcing services are generally billed on the basis of a fixed monthly fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period.
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
Revenue from the sale of EFT software solutions represents software license fees, professional service fees for installation and customization, ongoing software maintenance fees and revenue from the sale of hardware associated with the system.
The Company recognizes professional service fee revenue in accordance with the provisions of ASC 985-605-15 (formerly Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”) and ASC 605-25 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”). ASC 985-605-15 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately.
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage of completion method, following the guidance in ASC 605-35 (Formerly SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”), as prescribed by ASC 985-605-15. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire term of the contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $0.9 million as of December 31, 2009 and 2008 and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $2.5 million and $3.7 million as of December 31, 2009 and 2008, respectively and is recorded as deferred revenue until such time the above revenue recognition criteria are met.
Prepaid Processing – Substantially all of the revenue generated in the Prepaid Processing Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other prepaid products. These fees and commissions are received from mobile and other telecommunication operators, top-up distributors or retailers. In accordance with ASC 605-45 (formerly EITF 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent”), commissions received from mobile and other telecommunication operators are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is recorded as a direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
Money Transfer – In accordance with ASC 605-45, revenue for money transfer services represents a transaction fee in addition to the difference between purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenue and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
Software capitalization
Computer software to be sold – The Company applies ASC 730 (formerly SFAS No. 2, “Accounting for Research and Development Costs,”) and ASC 985-20 (formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”), in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 21, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.

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
Software for internal use – The Company also develops software for internal use. These software development costs are capitalized based upon ASC 350-40 (formerly AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Internal-use software development costs are capitalized after the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization ceases when the computer software project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of five years.
Share-based compensation
The Company follows the provisions of ASC 718 (formerly SFAS No. 123R, “Share-Based Payment”). For equity classified awards, ASC 718 requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”).
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
Recent accounting pronouncements
In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (formerly Emerging Issues Task Force Consensus 08-01). ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or modified for fiscal years beginning on or after June 15, 2010 with earlier application permitted. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its financial statements and whether it will elect early application; however, the impact is not expected to be material.

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

	Year Ended December 31,
	2009	2007
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,486,705	45,260,803
Incremental shares from assumed conversion of stock options and restricted stock	996,018	1,111,646
Weighted average shares issuable in connection with acquisition obligations (See Note 6 - Acquisitions)	—	478,149

Diluted weighted average shares outstanding	51,482,723	46,850,598

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the year ended December 31, 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the years ended December 31, 2009, 2008 and 2007 of approximately 1,730,000, 5,046,000 and 458,000, respectively.
The Company issued 140 million of 1.625% convertible senior debentures due 2024 and $175 million of 3.5% convertible debentures due 2025 (see Note 12, Debt Obligations) that, if converted, would have a potentially dilutive effect on the Company’s stock. The $140 million 1.625% debentures were convertible into 4.2 million shares of Common Stock for the periods when the entire issuance was outstanding, with an initial conversion date of December 2009, and the $175 million 3.5% debentures are convertible into 4.3 million shares of Common Stock, initially in October 2012, or earlier upon the occurrence of certain conditions. See Note 12, Debt Obligations, for discussion of the Company’s repurchase of the 1.625% debentures. As required by ASC 260-10-45-44 (formerly EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”), if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the assumed conversion of the 1.625% and 3.5% convertible debentures was anti-dilutive for the years ended December 31, 2009, 2008 and 2007. Accordingly, the impact has been excluded from the computation of dilutive weighted average shares outstanding.
(5) DISCONTINUED OPERATIONS
During the fourth quarter 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, for $6.5 million. The Company sold Essentis in order to focus its investments and resources on its transaction processing business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 19, Business Segment Information, also reflect the reclassification of Essentis’s results to discontinued operations. The sale resulted in a gain of $0.2 million, net of taxes of $0.4 million. The following amounts related to Essentis, including the gain on sale, have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Revenues	$6,323	$9,670	$14,908
Income (loss) before income taxes	$1,222	$(1,686)	$920
Net income (loss)	$475	$(1,071)	$623

The Consolidated Balance Sheet as of December 31, 2008 includes Essentis’s net assets and the major classes of its assets and liabilities are presented below:

(in thousands)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$552
Trade accounts receivable, net of allowance for doubtful accounts	2,187
Prepaid expenses and other current assets	990

Total current assets	3,729
Property and equipment, net of accumulated depreciation	427
Acquired intangible assets, net of accumulated amortization	991
Other assets, net of accumulated amortization	2,635

Total assets	$7,782

LIABILITIES
Current liabilities
Trade accounts payable	$250
Accrued expenses and other current liabilities	760
Deferred revenue	2,349

Total current liabilities	3,359
Deferred income taxes	624
Other long-term liabilities	3

Total liabilities	$3,986

Net assets	$3,796

In July 2002, the Company sold substantially all of the non-current assets and related capital lease obligations of its ATM processing business in France to Atos S.A. During 2007, the Company received a binding French Supreme Court decision relating to a lawsuit in France that resulted in a cash recovery and gain to the Company of $0.3 million, net of legal costs. There were no assets or liabilities held for sale related to the operations in France at December 31, 2009 or 2008.
(6) ACQUISITIONS
In accordance with ASC 805, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Generally, for certain large acquisitions management engages an appraiser to assist in the valuation process.
The Company had no material acquisitions during 2009 or 2008.
Acquisition of RIA
On April 4, 2007, the Company completed the acquisition of the common stock of RIA Envia, Inc. (“RIA”), which expanded the Company’s money transfer operations in the U.S. and internationally. The purchase price of $505.5 million was comprised of $358.3 million in cash, 4,053,606 shares of Euronet Common Stock valued at $110.0 million, 3,685,098 contingent value rights (“CVRs”) and stock appreciation rights (“SARs”) valued at a total of $32.1 million and transaction costs of approximately $5.1 million. The Company financed the cash portion of the purchase price through a combination of cash on hand and $190 million in additional debt obligations. The following table summarizes the allocation of the purchase price to the fair values of the acquired tangible and intangible assets at the acquisition date.

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

Pursuant to the terms of the Stock Purchase Agreement, $35.0 million in cash and 276,382 shares of Euronet Common Stock valued at $7.5 million were held in escrow to secure certain obligations of the sellers under the Stock Purchase Agreement. These amounts were reflected in the purchase price because the Company determined beyond a reasonable doubt that the obligations would be met. The 3,685,098 CVRs matured on October 1, 2008 and resulted in the issuance of $20 million of additional shares of Euronet Common Stock. The 3,685,098 SARs entitled the sellers to acquire additional shares of Euronet Common Stock at an exercise price of $27.14 at any time through October 1, 2008 and expired unexercised. The combination of the CVRs and SARs entitled the sellers to additional consideration of at least $20 million in Euronet Common Stock or cash. Management estimated the total fair value of the CVRs and SARs at approximately $32.1 million using a Black Scholes pricing model. These and other terms and conditions applicable to the CVRs and SARs are set forth in the agreements governing these instruments. Of the amount allocated to goodwill, approximately $225.5 million is deductible for income tax purposes.
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
Other acquisitions
During 2007, the Company completed three other acquisitions described below for an aggregate purchase price of $26.5 million, comprised of $18.1 million in cash, 275,429 shares of Euronet Common Stock valued at $7.6 million and notes payable of $0.8 million. In connection with one of these acquisitions, the Company agreed to certain contingent consideration arrangements based on the value of Euronet Common Stock and the achievement of certain performance criteria. Upon the achievement of certain performance criteria, during 2010, the Company may have to pay a total of $1.25 million in cash or 37,745 shares of Euronet Common Stock, at the option of the seller.
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

(7) NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations of $0.7 million, $1.5 million and $3.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, were incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
See Note 6, Acquisitions, for a description of non-cash financing and investing activities related to the Company’s acquisitions.
(8) RESTRICTED CASH
The restricted cash balances as of December 31, 2009 and 2008 were as follows:

	As of December 31,
(in thousands)	2009	2008
Cash held in trust and/or cash held on behalf of others	$62,056	$122,007
Collateral on bank credit arrangements	10,746	8,444
ATM network cash	85	319
Other	261	255

Total	$73,148	$131,025

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
(9) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2009 and 2008 are as follows:

	As of December 31,
(in thousands)	2009	2008
ATMs	$94,200	$86,606
POS terminals	39,807	32,323
Vehicles and office equipment	36,935	31,346
Computers and software	78,905	64,515

	249,847	214,790
Less accumulated depreciation and amortization	(153,255)	(125,258)

Total	$96,592	$89,532

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2009, 2008 and 2007 was $30.4 million, $30.2 million and $25.2 million, respectively.

(10) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$153,041	$76,794	$139,671	$53,801
Trademarks and tradenames	42,268	7,012	40,793	4,712
Software	5,824	4,462	5,338	3,455
Patent	—	—	1,701	505
Non-compete agreements	739	656	730	447

Totals	$201,872	$88,924	$188,233	$62,920

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2008 and 2009.

	Amortizable Intangible		Total Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2008	$155,137	$762,723	$917,860
Decreases:
Impairment	(321)	(219,756)	(220,077)
Amortization	(24,173)	—	(24,173)
Other (primarily changes in foreign currency exchange rates)	(5,330)	(54,662)	(59,992)

Balance as of December 31, 2008	$125,313	$488,305	$613,618

Increases (decreases):
2009 acquisitions	8,683	7,034	15,717
Impairment	(1,111)	(8,773)	(9,884)
Amortization	(23,349)	—	(23,349)
Other (primarily changes in foreign currency exchange rates)	3,412	18,084	21,496

Balance as of December 31, 2009	$112,948	$504,650	$617,598

As a result of the 2008 annual goodwill impairment test, the Company recorded an estimated non-cash goodwill impairment charge of $219.8 million. The Company performs its annual goodwill impairment test during the fourth quarter of each year, which in 2008 coincided with severe disruptions in the credit markets and a macroeconomic business climate that had adverse impacts on stock markets and contributed to a significant decline in the Company’s stock price. In performing the annual goodwill impairment test, management must apply judgment in determining the estimated fair value of a business and uses all available information to make these fair value determinations, including discounted projected future cash flow analysis using discount rates commensurate with the risks involved in the assets, together with comparable sales prices that the Company or another purchaser would likely pay for the respective assets. An important key component of the 2008 goodwill impairment test was the reconciliation of the Company’s equity to market capitalization. During the fourth quarter 2008 and into 2009, the Company’s total market capitalization was less than the recorded value of the Company’s equity by an amount up to approximately 45% of recorded equity, creating a strong indicator of potential impairment of our goodwill balance.
Because of the macroeconomic conditions described above and their impacts on the Company, after incorporating assumptions that the Company or another purchaser would likely make into the Company’s business outlook and projections for certain of the Company’s acquired businesses, the Company determined that the resulting valuations were not sufficient to support the recorded value of the Company’s investments. Specifically, the Company had experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, that were initially expected to continue expanding. Additionally, growth in the Spanish prepaid mobile phone business in general had been slower than expected and commission pressure from mobile operators, as well as intense competition from other prepaid processors, had reduced profitability.
Accordingly, during the fourth quarter 2008, the Company recorded a total impairment charge related to goodwill of $219.8 million, comprised of $169.1 million related to the RIA money transfer business acquired in April 2007 and $50.7 million related to the

Spanish prepaid businesses acquired in separate transactions during November 2004 and March 2005. The $219.8 million goodwill impairment charge was the Company’s best estimate of the goodwill charge as of December 31, 2008. During the first quarter of 2009, the Company completed the measurement of the impairment loss and recorded an additional $8.8 million non-cash charge.
In a related assessment in accordance with ASC 360-10-35, it was determined that certain trade names and customer relationships of the RIA money transfer business were impaired and the Company recorded a non-cash impairment charge of $0.3 million in 2008 related to those assets. In the first quarter of 2009, the Company recorded a $1.1 million non-cash impairment charge related to a money transfer intangible asset.
The annual goodwill impairment test completed in the fourth quarter of 2009 resulted in no impairment charges.
Of the total goodwill balance of $504.7 million as of December 31, 2009, $248.9 million relates to the Money Transfer Segment, $228.5 million relates to the Prepaid Processing Segment and the remaining $27.3 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $23.3 million, $24.2 million and $20.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense on intangible assets with finite lives as of December 31, 2009 is expected to be $23.9 million for 2010, $19.8 million for 2011, $17.5 million for 2012, $12.9 million for 2013 and $10.0 million for 2014.
(11) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2009 and 2008 were as follows:

	As of December 31,
(in thousands)	2009	2008
Accrued expenses	$49,775	$43,661
Accrued amounts due to mobile operators	161,444	152,795
Money transfer settlement obligations	13,147	27,358
Deferred income taxes	1,108	2,377

Total	$225,474	$226,191

(12) DEBT OBLIGATIONS
Short-term debt obligations
There were no short-term debt obligations outstanding as of December 31, 2009 and there were $0.2 million as of December 31, 2008 with a weighted average interest rate of 6.8%.
Long-term debt obligations
Long-term debt obligations consist of the following as of December 31, 2009 and 2008:

	As of December 31,
(in thousands)	2009	2008
1.625% convertible senior debentures, unsecured, due 2024	$1,227	$66,548
3.50% convertible debentures, unsecured, due 2025	153,927	147,446
Term loan, due 2014	129,000	132,000
Revolving credit agreements	39,164	16,719
Other	92	90

	323,410	362,803

Less current maturities of long-term debt obligations	(3,127)	(68,448)

Long-term debt obligations	$320,283	$294,355

On December 15, 2004, the Company completed the sale of $140 million of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). The Company received net proceeds from the sale of $135.4 million, after fees totaling $4.6 million. During the year ended December 31, 2008, the Company repurchased in privately negotiated transactions $70.0 million in principal amount of the Convertible Senior Debentures. This resulted in a $1.9 million pre-tax gain on early retirement of debt, net of the write-off of unamortized debt issuance costs. During the year ended December 31, 2009, the Company repurchased in privately negotiated transactions $25.8 million in principal amount of the Convertible Senior Debentures which resulted in $0.2 million in pre-tax losses on early retirement of debt, net of the write-off of unamortized debt issuance costs. Effective December 15, 2009, most of the holders of the Convertible Senior Debentures exercised their option to require the Company to purchase their debentures at par and $43.0 million in principal amount were purchased. The Company elected to redeem the remaining $1.2 million of outstanding debentures at par in January 2010, along with accrued interest at the rate of 1.625% per annum.
As discussed in Note 3, Summary of Significant Accounting Policies and Practices, the Company adopted the provisions of ASC 470-20-30-22 (formerly FSP APB 14-1), which resulted in the adjustment of amounts previously reported for the Company’s convertible debentures. The 1.625% convertible debentures had principal amounts outstanding of $1.2 million and $70.0 million as of December 31, 2009 and 2008, respectively, and unamortized discounts outstanding of $3.5 million as of December 31, 2008. The discounts were fully amortized as of December 15, 2009. Contractual interest expense was $0.8 million, $2.0 million and $2.3 million and discount accretion was $2.6 million, $6.2 million and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The effective interest rate was 7.1% for the years ended December 31, 2009, 2008 and 2007. The carrying amount of the equity portion was $32.3 million as of December 31, 2009 and 2008.
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
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $21.1 million and $27.6 million as of December 31, 2009 and 2008, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $6.1 million for each of the years December 31, 2009, 2008 and 2007. Discount accretion was $6.5 million, $5.9 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The effective interest rate was 8.4% for the years ended December 31, 2009, 2008 and 2007. The carrying amount of the equity portion was $45.1 million as of December 31, 2009 and 2008.
In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”) that replaced the previous $50 million revolving credit facility. The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum original principal amortization requirement, payable quarterly, with the remaining balance outstanding due in April 2014. The $100 million revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio, and expires in April 2012. The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions, including pro-forma debt covenant compliance. The Credit Facility contains certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans. Euronet and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted security interests in the shares (or other equity interests) of certain subsidiaries along with a security interest in certain other personal property collateral of Euronet and certain subsidiaries. The weighted average interest rate of the Company’s borrowings under the term loan was 2.3% and 5.5% as of December 31, 2009 and 2008, respectively.

During April 2008, the Company entered into Amendment No. 1 to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. The Company incurred costs of $0.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility. During February 2009, the Company entered into Amendment No. 2 to the Credit Facility to, among other items, (i) (a) grant the Company the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase its 3.5% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions of provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. The Company incurred costs of approximately $1.6 million in connection with the amendment, which is being recognized as additional interest expense over the remaining term of the Credit Facility.
As of December 31, 2009, the Company had $39.2 million in borrowing and $43.1 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. As of December 31, 2008, the Company had $16.7 million in borrowings and $30.9 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company’s consolidated total leverage ratio. At December 31, 2009, the stand-by letter of credit interest charges were 0.25% per annum. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the December 31, 2009 and 2008 Consolidated Balance Sheets. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 1.6% and 5.3% as of December 31, 2009 and 2008, respectively.
During the year ended December 31, 2009, the Company repaid $3.0 million of the term loan, of which $1.9 million was pursuant to mandatory repayments, while $1.1 million represented prepayment of amounts not yet due and resulted in the Company recognizing a $0.1 million loss on early retirement of debt. During the year ended December 31, 2008, the Company repaid $32.0 million of the term loan, of which $1.9 million was pursuant to mandatory repayments, while $30.1 million represented prepayment of amounts not yet due and resulted in the Company recognizing a $0.5 million loss on early retirement of debt.
As of December 31, 2009, aggregate annual maturities of long-term debt are $3.1 million in 2010, $1.9 million in 2011, $216.2 million in 2012, $1.9 million in 2013 and $121.4 million in 2014. This maturity schedule reflects amounts borrowed under the revolving credit agreement maturing in 2012 and the term loan maturing in 2014, consistent with the contractual maturities of the agreements. For Convertible Debentures, the maturity schedule reflects the date that coincides with the terms of the initial put option by the holders of the 3.5% Convertible Debentures and the date the Company exercised its call option for the 1.625% Convertible Debentures.
(13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 31, 2009 and 2008, the Company had foreign currency forward contracts outstanding with a notional value of $68.2 million and $56.5 million, respectively, primarily in euros, which were not designated as hedges and had a weighted average maturity of 5.3 days and 4.6 days, respectively. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative and its fair value is recorded in the Consolidated Balance Sheet.
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
Below are the tabular disclosures required for derivative instruments:

		Fair Values of Derivative Instruments
	Consolidated Balance	December 31, 2009	December 31, 2008
(in thousands)	Sheet Location	Liability Derivatives
Derivatives designated as hedging instruments under ASC 815
	Accrued expenses and other current liabilities
Interest rate swaps related to floating rate debt		$—	$(830)

		Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$138	$433
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(102)	(155)

Total		$36	$278

		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(220)	$—

Total derivatives		$(184)	$(552)

	Amount of Gain Recognized in OCI on Derivative
	(Effective Portion)
	Year Ended December 31,
(in thousands)	2009	2008	2007
Derivatives in ASC 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$830	$164	$(994)

	Location of Gain (Loss)	Amount of Gain Recognized in Income on Derivative
	Recognized in Income on	Year Ended December 31,
(in thousands)	Derivative	2009	2008	2007
Derivatives not designated as hedging instruments under ASC 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(88)	$34	$187
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	(220)	—	—

Total		$(308)	$34	$187

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
(15) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2010 and 2014 and bear interest at rates between 5.2% and 13.7%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded under capital leases as of December 31, 2009 and 2008 were as follows:

	As of December 31,
(in thousands)	2009	2008
ATMs	$28,806	$36,361
Other	1,703	2,238

Subtotal	30,509	38,599

Less accumulated amortization	(21,773)	(26,917)

Total	$8,736	$11,682

(b) Operating leases
The Company has non-cancelable operating leases, which expire over the next eleven years. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $25.6 million, $24.6 million and $20.5 million, respectively.
(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2010	$2,811	$23,314
2011	1,415	21,069
2012	606	18,070
2013	319	14,099
2014	50	12,245
thereafter	—	20,596

Total minimum lease payments	5,201	$109,393

Less amounts representing interest	(694)

Present value of net minimum capital lease payments	4,507

Less current portion of obligations under capital leases	(2,510)

Obligations under capital leases, less current portion	$1,997

(16) TAXES
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007 are presented as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Income (loss) from continuing operations:
United States	$(5,580)	$(185,531)	$21,500
Europe	36,589	(27,973)	25,095
Asia Pacific	26,164	12,837	24,270

Income (loss) from continuing operations before income taxes	57,173	(200,667)	70,865

Discontinued operations — Europe	1,222	(1,686)	1,264

Total income (loss) before income taxes	$58,395	$(202,353)	$72,129

The Company’s income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Current tax expense:
U.S.	$1,163	$536	$5,720
Foreign	28,396	24,242	24,096

Total current	29,559	24,778	29,816

Deferred tax expense (benefit):
U.S.	$610	$(25,215)	$11,447
Foreign	(4,333)	(6,900)	(7,225)

Total deferred	(3,723)	(32,115)	4,222

Total tax expense (benefit)	$25,836	$(7,337)	$34,038

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the federal statutory rate applicable to our U.S tax profile, which was 35% for 2009 and 2008 and 2007, were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
U.S. federal income tax expense (benefit) at applicable statutory rate	$20,010	$(70,233)	$24,803
Tax effect of:
State income tax expense (benefit) at statutory rates	647	(9,233)	1,120
Non-deductible expenses	3,705	2,501	2,600
Share-based compensation	(9)	726	1,910
Other permanent differences	2,923	(7,820)	2,592
Difference between U.S. federal and foreign tax rates	(6,062)	(5,154)	(5,735)
Impairment of goodwill	—	20,340	—
Provision in excess of foreign statutory rates	922	43	813
Change in valuation allowance	2,802	63,378	3,735
Other	898	(1,885)	2,200

Total income tax expense (benefit)	$25,836	$(7,337)	$34,038

Effective tax rate	45.2%	3.7%	48.0%

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2009	2008
Deferred tax assets:
Tax loss carryforwards	$40,100	$37,704
Share-based compensation	5,398	5,759
Accrued interest	2,542	2
Accrued expenses	6,233	5,304
Billings in excess of earnings	1,008	1,060
Property and equipment	3,473	3,038
Goodwill and intangible amortization	48,163	52,655
Deferred financing costs	1,364	1,798
Intercompany notes	6,838	12,364
Other	5,255	3,518

Gross deferred tax assets	120,374	123,202

Valuation allowance	(76,936)	(72,895)

Net deferred tax assets	43,438	50,307

Deferred tax liabilities:
Intangibles related to purchase accounting	(14,885)	(16,138)
Tax amortizable goodwill	(4,237)	(4,382)
Accrued expenses	(1,685)	(915)
Intercompany notes	(5,754)	—
Investment securities	(325)	(2,442)
Accrued interest	(26,276)	(35,966)
Earnings in excess of billings	(375)	(513)
Capitalized research and development	(872)	(1,020)
Property and equipment	(1,980)	(2,475)
Investment in affiliates	(885)	(2,158)
Other	(4,904)	(3,792)

Total deferred tax liabilities	(62,178)	(69,801)

Net deferred tax liabilities	$(18,740)	$(19,494)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2009 will be allocated to income taxes in the Consolidated Statements of Operations with the following exceptions. The tax benefit of net operating losses generated from share based compensation have been excluded from the amounts disclosed for Tax Loss Carry Forwards and Valuation Allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $20.4 million will be allocated to additional paid in capital when utilized to offset taxable income.
As of December 31, 2009, 2008 and 2007, the Company’s U.S. federal and foreign tax loss carryforwards were $174.1 million, $167.8 million and $150.3 million, respectively, and U.S. state tax loss carryforwards were $51.6 million, $56.4 million and $60.4 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009.

At December 31, 2009, the Company had U.S. federal and foreign tax net operating loss carryforwards of $174.1 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2010	$2,479	$642
2011	4,391	1,099
2012	3,202	799
2013	7,369	1,696
2014	8,337	2,136
thereafter	138,604	46,451
Unlimited	9,698	1,897

Total	$174,080	$54,720

In addition, the Company’s state tax net operating losses of $51.6 million will expire periodically from 2010 through 2029.
No provision has been made in the accounts as of December 31, 2009 for U.S. federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested in this foreign operation. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for identified exposures.
On December 15, 2004, the Company completed the sale of $140 million of 1.625% stated interest convertible senior debentures in a private offering. Additionally, on October 4, 2005, the Company completed the sale of $175 million of 3.5% stated interest convertible debentures in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the convertible debentures. Euronet has determined that amount to be 9.05% and 8.50% for the 1.625% convertible senior debentures and 3.5% convertible debentures, respectively, which is substantially in excess of the stated interest rate. In the event the convertible debentures are repurchased, redeemed, or converted at an amount less than the adjusted issue price for tax purposes, ordinary income is recognized by the Company to the extent of the prior excess tax deductions. During the tax years ended December 31, 2009 and 2008, the Company repurchased in privately negotiated transactions $68.8 million and $70.0 million, respectively, in principal amounts of the $140.0 million of 1.625% Contingent Convertible Senior Debentures. The convertible debentures were repurchased for less than the adjusted issue price for tax purposes, resulting in the recognition of taxable income in excess of the gain recognized for book purposes on the transactions of approximately $28.8 million in 2009 and $23.2 million in 2008.
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

Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
(in thousands):	2009	2008
Beginning balance	$8,238	$7,375
Additions based on tax positions related to the current year	1,299	892
Additions for tax positions of prior years	18	629
Reductions for tax positions of prior years	(466)	(592)
Settlements	—	(66)

Ending balance	$9,089	$8,238

As of December 31, 2009 and 2008, approximately $3.2 million and $2.2 million, respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $1.4 million and $1.1 million as of December 31, 2009 and 2008, respectively. The following tax years remain open in the Company’s major jurisdictions as of December 31, 2009:

Poland	2004 through 2009
U.S. (Federal)	2000 through 2009
Spain	2005 through 2009
Australia	2005 through 2009
U.K.	2005 through 2009
Germany	2004 through 2009
The application of ASC 740-10-25 and 30 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company’s estimated effective tax rate and the value of deferred tax assets, such as those related to the Company’s net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.
(17) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Beginning balance-allowance for doubtful accounts	$9,445	$6,194	$2,078
Additions-charged to expense	6,487	3,415	2,225
Amounts written off	(1,488)	(794)	(555)
Impact of acquisition of RIA (See Note 6)	—	—	2,244
Other (primarily changes in foreign currency exchange rates)	(535)	630	202

Ending balance-allowance for doubtful accounts	$13,909	$9,445	$6,194

(18) STOCK PLANS
The Company has established, and shareholders have approved, share compensation plans (“SCPs”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment arrangement with the Company. Certain stock option grants vest over a five year period, subject to the achievement of a pre-determined share price target for Euronet common stock within three years from the grant date. With the exception of certain awards made to the Company’s employees in Germany, awards under the SCP plans are settled through the issuance of new shares under the provisions of the SCPs. For Company employees in

Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCPs. As of December 31, 2009, the Company has approximately 4.1 million in total shares remaining available for issuance under the SCPs.
The Company’s Consolidated Statements of Operations includes share-based compensation expense of $7.9 million, $8.5 million and $7.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $0.9 million, $0.7 million and $0.4 million during the years ended December 31, 2009, 2008 and 2007, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.
(a) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(thousands)
Balance at December 31, 2008 (1,392,439 shares exercisable)	3,383,194	$11.71
Granted	815,939	$21.54
Exercised	(193,554)	$11.25
Forfeited	(59,820)	$10.75
Expired	(11,210)	$20.04

Balance at December 31, 2009	3,934,549	$13.76	7.1	$32,568

Exercisable at December 31, 2009	1,303,647	$13.69	3.1	$10,972

Vested and expected to vest at December 31, 2009	3,302,080	$13.74	6.8	$27,695

Options outstanding that are expected to vest are net of estimated future option forfeitures. The Company received cash of $2.2 million, $0.8 million and $7.0 million in connection with stock options exercised during the years ended December 31, 2009, 2008 and 2007, respectively. The intrinsic value of these options exercised was $1.4 million, $0.6 million and $7.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $10.7 million and will be recognized over the next 5 years, with an overall weighted average period of 4.5 years. The following table provides the fair value of options granted under the SCP during 2009 and 2008, together with a description of the assumptions used to calculate the fair value using the Black-Scholes or Monte Carlo simulation models:

	Year Ended	Year Ended
	2009	2008
Volatility	49.0%	53.0%
Risk-free interest rate — weighted average	2.9%	2.2%
Risk-free interest rate — range	2.7% to 3.3%	2.0% to 2.3%
Dividend yield	0.0%	0.0%
Assumed forfeitures	8.0%	8.0%
Expected lives	6.9 years	7.1 years
Weighted-average fair value (per share)	$9.50	$4.28

(b) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.
Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at December 31, 2008	1,662,527	$23.48
Granted	207,546	$20.81
Vested	(264,583)	$25.61
Forfeited	(197,389)	$24.05

Nonvested at December 31, 2009	1,408,101	$22.27

The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $5.2 million, $3.4 million and $2.9 million, respectively. As of December 31, 2009, there was $8.6 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2009, there was $8.9 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted average period of 3.7 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $20.81, $15.05 and $29.62 per share, respectively.
(c) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2009, 2008 and 2007, the Company issued 49,337, 59,983 and 49,500 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $15.04, $18.38 and $24.19, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for the year ended December 31, 2009 and $0.3 million for each of the years ended December 31, 2008 and 2007. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2009, 2008 and 2007 and the assumptions used to calculate the fair value using the Black-Scholes option pricing model:

	Year Ended December 31,
	2009	2008	2007
Volatility — weighted average	49.4%	52.2%	40.4%
Volatility — range	22.8% to 79.6%	35.8% to 99.8%	27.1% to 52.3%
Risk-free interest rate — weighted average	0.1%	2.1%	4.3%
Risk-free interest rate — range	0.08% to 0.22%	0.9% to 3.3%	3.1% to 5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$3.43	$5.14	$5.18

(19) BUSINESS SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC 280-10 (formerly SFAS No. 131). The Company currently operates in the following three reportable operating segments.
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
The following tables present the segment results of the Company’s operations for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31, 2009
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$197,740	$602,075	$232,879	$—	$1,032,694

Operating expenses:
Direct operating costs	83,198	485,305	109,867	—	678,370
Salaries and benefits	30,302	28,753	54,166	16,226	129,447
Selling, general and administrative	17,437	23,154	38,716	7,398	86,705
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	18,613	15,417	20,600	1,393	56,023

Total operating expenses	149,550	552,629	233,233	25,017	960,429

Operating income (loss)	48,190	49,446	(354)	(25,017)	72,265

Other income (expense):
Interest income	342	2,691	125	92	3,250
Interest expense	(2,249)	(830)	(106)	(22,531)	(25,716)
Income (loss) from unconsolidated affiliates	—	1,200	—	734	1,934
Gain on sale of investment securities	—	—	—	1,751	1,751
Gain on early retirement of debt	—	—	—	(254)	(254)
Foreign exchange gain (loss), net	—	—	—	3,943	3,943

Total other income (expense)	(1,907)	3,061	19	(16,265)	(15,092)

Income (loss) from continuing operations before income taxes	46,283	52,507	(335)	(41,282)	57,173
Income tax (expense) benefit	(10,642)	(16,654)	1,944	(484)	(25,836)

Income (loss) from continuing operations	$35,641	$35,853	$1,609	$(41,766)	$31,337

Segment assets as of December 31, 2009	$224,737	$686,988	$436,111	$64,843	$1,412,679
Property and equipment as of December 31, 2009	$61,817	$14,965	$19,139	$671	$96,592

	For the year ended December 31, 2008
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$205,257	$609,106	$231,302	$—	$1,045,665

Operating expenses:
Direct operating costs	93,414	495,971	114,457	—	703,842
Salaries and benefits	34,944	28,574	50,543	15,037	129,098
Selling, general and administrative	19,398	22,098	34,673	9,249	85,418
Goodwill and acquired intangible assets impairment	—	50,681	169,396	—	220,077
Depreciation and amortization	19,195	16,441	19,383	1,232	56,251

Total operating expenses	166,951	613,765	388,452	25,518	1,194,686

Operating income (loss)	38,306	(4,659)	(157,150)	(25,518)	(149,021)

Other income (expense):
Interest income	296	7,151	267	2,897	10,611
Interest expense	(3,693)	(1,056)	(115)	(31,487)	(36,351)
Income (loss) from unconsolidated affiliates	183	1,149	—	(82)	1,250
Impairment loss on investment securities	—	—	—	(18,760)	(18,760)
Gain on early retirement of debt	—	—	—	1,425	1,425
Foreign exchange gain (loss), net	—	—	—	(9,821)	(9,821)

Total other income (expense)	(3,214)	7,244	152	(55,828)	(51,646)

Income (loss) from continuing operations before income taxes	35,092	2,585	(156,998)	(81,346)	(200,667)
Income tax (expense) benefit	(8,798)	(16,563)	31,204	1,494	7,337

Income (loss) from continuing operations	$26,294	$(13,978)	$(125,794)	$(79,852)	$(193,330)

Segment assets as of December 31, 2008	$207,643	$681,610	$394,869	$121,522	$1,405,644
Property and equipment as of December 31, 2008	$57,346	$13,404	$17,184	$1,598	$89,532

	For the year ended December 31, 2007
				Corporate
				Services,
	EFT	Prepaid	Money	Eliminations
(in thousands)	Processing	Processing	Transfer	and Other	Consolidated
Total revenues	$174,049	$569,858	$158,759	$—	$902,666

Operating expenses:
Direct operating costs	74,879	464,874	83,795	—	623,548
Salaries and benefits	31,874	27,493	32,705	13,217	105,289
Selling, general and administrative	14,952	20,567	21,459	5,811	62,789
Federal excise tax refund	—	(12,191)	—	—	(12,191)
Depreciation and amortization	16,197	16,302	13,670	828	46,997

Total operating expenses	137,902	517,045	151,629	19,856	826,432

Operating income (loss)	36,147	52,813	7,130	(19,856)	76,234

Other income (expense):
Interest income	249	5,340	1,566	9,095	16,250
Interest expense	(4,416)	(4,851)	(1,257)	(27,073)	(37,597)
Income (loss) from unconsolidated affiliates	(26)	546	—	388	908
Loss on early retirement of debt	—	—	—	(427)	(427)
Foreign exchange gain, net	—	—	—	15,497	15,497

Total other income (expense)	(4,193)	1,035	309	(2,520)	(5,369)

Income (loss) from continuing operations before income taxes	31,954	53,848	7,439	(22,376)	70,865
Income tax (expense) benefit	(3,798)	(15,597)	5,787	(20,430)	(34,038)

Income (loss) from continuing operations	$28,156	$38,251	$13,226	$(42,806)	$36,827

Total revenues for the years ended December 31, 2009, 2008 and 2007, and property and equipment and total assets as of December 31, 2009 and 2008, summarized by geographic location, were as follows:

	Revenues			Property & Equipment, net		Total Assets
	For the year ended			as of December 31,		as of December 31,
(in thousands)	2009	2008	2007	2009	2008	2009	2008
U.S.	$244,578	$252,535	$219,299	$12,537	$13,204	$261,110	$325,091
Australia	199,805	169,663	120,909	2,120	2,332	177,901	177,483
U.K.	151,732	203,449	236,137	4,905	3,503	222,897	227,817
Germany	105,384	78,337	58,720	8,766	8,615	190,823	167,794
Poland	77,800	98,075	74,648	31,950	27,791	77,852	73,200
Spain	75,556	77,755	65,661	4,000	3,610	128,090	129,277
Italy	41,199	33,787	17,867	2,308	1,364	83,882	75,710
India	38,689	37,182	31,459	1,842	2,189	24,305	19,832
Other	97,951	94,882	77,966	28,164	26,924	245,819	209,440

Total	$1,032,694	$1,045,665	$902,666	$96,592	$89,532	$1,412,679	$1,405,644

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

	As of December 31,
	2009		2008
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
1.625% convertible senior debentures, unsecured, due 2024	$1,227	$1,224	$66,548	$63,522
3.50% convertible debentures, unsecured, due 2025	153,927	162,313	147,446	112,131
Foreign currency derivative contracts	36	36	278	278
Embedded derivative in foreign lease	(220)	(220)	—	—
Available-for-sale investment securities	—	—	1,351	1,351
Interest rate swaps related to floating rate debt	—	—	(830)	(830)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	Fair Value Measurements as of		Fair Value Measurements as of
	December 31, 2009 Using		December 31, 2008 Using
	Quoted Prices	Significant	Quoted Prices	Significant
	in Active	Other	in Active	Other
	Markets for	Observable	Markets for	Observable
Assets (liabilities) (in thousands)	Identical Assets	Inputs	Identical Assets	Inputs
Foreign currency derivative contracts	$—	$36	$—	$278
Embedded derivative in foreign lease	—	(220)	—	—
Available-for-sale investment securities	—	—	1,351	—
Interest rate swaps related to floating rate debt	—	—	—	(830)
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
Certain assets are measured at fair value on a non-recurring basis. During the first quarter of 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge of $8.8 million as discussed in Note 10, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The $258.8 million fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off the remaining net book value of the intangible asset of $1.1 million. No other assets were measured at fair value on a non-recurring basis during 2009.

(21) COMPUTER SOFTWARE TO BE SOLD
Euronet engages in software development activities to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software development costs of continuing operations for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
(in thousands)	2009	2008	2007
Beginning balance-capitalized development cost	$2,826	$2,078	$1,516
Additions	1,295	2,010	1,410
Amortization	(1,520)	(1,262)	(848)

Net capitalized development cost	$2,601	$2,826	$2,078

Research and development costs expensed for the years ending December 31, 2009, 2008 and 2007 were $2.0 million, $1.4 million and $1.6 million, respectively.
(22) LITIGATION AND CONTINGENCIES
Contingencies
In the second quarter 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Service (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. The Company acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
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
Litigation
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
(23) FEDERAL EXCISE TAX REFUND
During 2006, the Internal Revenue Service (“IRS”) announced that Internal Revenue Code Section 4251 (relating to communications excise tax) will no longer apply to, among other services, prepaid mobile airtime services such as those offered by the Company’s Prepaid Processing Segment’s U.S. operations. Additionally, companies that paid this excise tax during the period beginning on March 1, 2003 and ending on July 31, 2006, are entitled to a credit or refund of amounts paid in conjunction with the filing of 2006 federal income tax returns. During the fourth quarter 2007, the IRS completed an initial field examination confirming the amount of the claim and, therefore, the Company recorded $12.2 million for the amount of the refund claimed as a reduction to operating expenses of the Prepaid Processing Segment. Additionally, the Company received approximately $1.6 million in interest on the amount claimed, which was recorded as interest income in 2008.

(24) GUARANTEES
As of December 31, 2009 and 2008, the Company had $60.7 million and $44.8 million, respectively, of stand-by letters of credit/bank guarantees issued on its behalf. Of this amount $10.7 million and $8.4 million, respectively, are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of December 31, 2009, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $19.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $31.3 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of December 31, 2009, the balance of ATM network cash for which the Company was responsible was approximately $370 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2009 or 2008.
(25) RELATED PARTY TRANSACTIONS
See Note 6, Acquisitions, for a description of notes payable, deferred payment and additional equity issued and contingently issuable to the former business owners (now Euronet shareholders) in connection with various acquisitions.
The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet’s Chief Executive Officer and Chairman of the Board of Directors, and Mr. Daniel R. Henry, who was a member of Euronet’s Board of Directors until February 6, 2008. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred $0.1 million, $0.3 million and $0.2 million during 2009, 2008 and 2007, respectively, in expenses for the use of this airplane.

(26) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2009:
Net revenues	$233,697	$248,614	$264,820	$285,563
Operating income	$9,698	$18,024	$22,085	$22,458
Net income (loss)	$(11,954)	$16,021	$19,020	$8,725
Net income (loss) attributable to Euronet Worldwide, Inc.	$(12,298)	$15,544	$18,865	$8,206
Earnings (loss) per common share:
Basic	$(0.24)	$0.31	$0.37	$0.16
Diluted	$(0.24)	$0.30	$0.36	$0.16

Year Ended December 31, 2008:
Net revenues	$244,793	$264,450	$280,703	$255,719
Operating income (loss)	$13,231	$17,298	$18,768	$(198,318)
Net income (loss)	$(8,086)	$6,605	$2,541	$(195,461)
Net income (loss) attributable to Euronet Worldwide, Inc.	$(8,649)	$5,932	$1,867	$(192,616)
Earnings (loss) per common share:
Basic	$(0.18)	$0.12	$0.04	$(3.85)
Diluted	$(0.18)	$0.12	$0.04	$(3.85)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report.

/s/ Michael J. Brown Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
February 26, 2010

ITEM 9B.	OTHER INFORMATION
In the second quarter 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Service (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. We acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
At this time, we are unable to predict whether this investigation will result in the DOJ bringing charges against CES. Accordingly, we are unable to predict the outcome of this investigation, the possible loss or possible range of loss, if any, associated with the resolution of any charges that may be brought against CES, or any potential effect on our business, results of operations or financial condition.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference. Information concerning our Code of Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K and incorporated herein by reference.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Web site at www.euronetworldwide.com under Investor Relations/Corporate Governance.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference. See Part II, Item 5 – Equity Compensation Plan Table.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under “Audit Matters — Fees of the Company’s Independent Auditors” in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed as Part of this Report.
1. Financial Statements
The Consolidated Financial Statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 — Financial Statements and Supplementary Data, of this Form 10-K.
2. Schedules
None.
3. Exhibits
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EURONET WORLDWIDE, INC.

Date: February 26, 2010	/s/ Michael J. Brown

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 26, 2010	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 26, 2010	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen	Director
Paul S. Althasen
February 26, 2010

/s/ Andrzej Olechowski	Director
Andrzej Olechowski
February 26, 2010

/s/ Eriberto R. Scocimara	Director
Eriberto R. Scocimara
February 26, 2010

/s/ Thomas A. Mcdonnell	Director
Thomas A. McDonnell
February 26, 2010

/s/ Andrew B. Schmitt	Director
Andrew B. Schmitt
February 26, 2010

/s/ M. Jeannine Strandjord	Director
M. Jeannine Strandjord
February 26, 2010

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Stock Purchase Agreement dated November 21, 2006 by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc.; the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

2.2	First Amendment to Stock Purchase Agreement, dated April 2, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

2.3	Second Amendment to Stock Purchase Agreement, dated April 4, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.2 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

4.1	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.2	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003 (File No. 001-31648), and incorporated by reference herein)

4.3	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated by reference herein)

4.4	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on November 10, 2005, and incorporated by reference herein)

10.1	Euronet Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein) (2)

10.2	Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein) (2)

10.3	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

10.4	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q filed on November 14, 2002 and incorporated by reference herein) (2)

10.5	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006, and incorporated by reference herein) (2)

10.6	Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed February 28, 2007, and incorporated by reference herein) (2)

10.7	Credit Agreement dated as of April 4, 2007 among Euronet Worldwide, Inc., and certain subsidiaries and affiliates, as borrowers, certain subsidiaries and affiliates, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, California Bank & Trust, as syndication agent and Citibank, N.A., as documentation agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.8	Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated by reference herein) (2)

10.9	Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein) (2)

10.10	Amendment No. 1 to the Credit Agreement dated April 23, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein)

10.11	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.12	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.13	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.14	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.15	Employment Agreement dated May 11, 2008 between Euronet Worldwide, Inc. and Gareth Gumbley, Managing Director, Prepaid Processing Segment (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated by reference herein) (2)

10.16	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.17	Employment Agreement dated December 2, 1997 between Euronet Services GmbH and Roger Heinz, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.18	Amendment No. 2 to the Credit Agreement dated February 18, 2009 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein)

10.19	2006 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.20	Employment Agreement dated October 5, 2005 between Instreamline SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (1) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 – Certification of Chief Executive Officer (1)

31.2	Section 302 – Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (1)

32.2	Section 906 Certification of Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.
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