Form 10-Q
period 2010-03-31
EURONET WORLDWIDE INC
filed 2010-05-07
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2010 was 50,913,136 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	31
PART II—OTHER INFORMATION	31
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 1A. RISK FACTORS	32
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 6. EXHIBITS	34
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,279	$183,528
Restricted cash	82,470	73,148
Inventory — PINs and other	67,657	87,661
Trade accounts receivable, net of allowances for doubtful accounts of $14,027 at March 31, 2010 and $13,909 at December 31, 2009	244,756	282,905
Prepaid expenses and other current assets	32,080	31,344

Total current assets	612,242	658,586

Property and equipment, net of accumulated depreciation of $156,588 at March 31, 2010 and $153,255 at December 31, 2009	91,731	96,592
Goodwill	485,763	504,650
Acquired intangible assets, net of accumulated amortization of $91,507 at March 31, 2010 and $88,924 at December 31, 2009	103,093	112,948
Other assets, net of accumulated amortization of $17,759 at March 31, 2010 and $16,866 at December 31, 2009	39,736	39,903

Total assets	$1,332,565	$1,412,679

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$217,490	$228,768
Accrued expenses and other current liabilities	215,799	225,474
Current portion of capital lease obligations	2,264	2,510
Short-term debt obligations and current maturities of long-term debt obligations	2,193	3,127
Income taxes payable	17,007	18,379
Deferred revenue	12,051	13,320

Total current liabilities	466,804	491,578

Debt obligations, net of current portion	283,084	320,283
Capital lease obligations, net of current portion	1,518	1,997
Deferred income taxes	21,761	23,854
Other long-term liabilities	8,615	8,464

Total liabilities	781,782	846,176

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. Authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,140,582 issued at March 31, 2010 and 51,101,833 issued at December 31, 2009	1,023	1,022
Additional paid-in-capital	743,787	740,990
Treasury stock, at cost, 239,703 shares at March 31, 2010 and 241,644 shares at December 31, 2009	(1,497)	(1,483)
Accumulated deficit	(200,313)	(203,139)
Restricted reserve	973	1,013
Accumulated other comprehensive income (loss)	(1,010)	20,566

Total Euronet Worldwide, Inc. stockholders’ equity	542,963	558,969
Noncontrolling interests	7,820	7,534

Total equity	550,783	566,503

Total liabilities and equity	$1,332,565	$1,412,679

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
EFT Processing Segment	$48,566	$46,206
epay Segment	145,380	134,523
Money Transfer Segment	56,057	52,968

Total revenues	250,003	233,697

Operating expenses:
Direct operating costs	165,861	153,548
Salaries and benefits	32,172	28,596
Selling, general and administrative	19,193	19,068
Goodwill and acquired intagible assets impairment	—	9,884
Depreciation and amortization	14,548	12,903

Total operating expenses	231,774	223,999

Operating income	18,229	9,698

Other income (expense):
Interest income	555	969
Interest expense	(4,954)	(7,067)
Income from unconsolidated affiliates	554	518
Loss on early retirement of debt	—	(103)
Foreign currency exchange loss, net	(5,082)	(10,591)

Other expense, net	(8,927)	(16,274)

Income (loss) from continuing operations before income taxes	9,302	(6,576)
Income tax expense	(5,787)	(5,317)

Income (loss) from continuing operations	3,515	(11,893)

Discontinued operations, net	—	(61)

Net income (loss)	3,515	(11,954)
Net income attributable to noncontrolling interests	(689)	(344)

Net income (loss) attributable to Euronet Worldwide, Inc.	$2,826	$(12,298)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$0.06	$(0.24)
Discontinued operations	—	—

Total	$0.06	$(0.24)

Basic weighted average shares outstanding	50,801,170	50,292,907

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$0.05	$(0.24)
Discontinued operations	—	—

Total	$0.05	$(0.24)

Diluted weighted average shares outstanding	51,923,122	50,292,907

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$3,515	$(11,954)

Other comprehensive income (loss), net of tax:

Translation adjustment	(21,979)	(21,613)
Unrealized gain on interest rate swaps	—	477
Unrealized gain on investment securities	—	227

Comprehensive loss	(18,464)	(32,863)
Comprehensive income attributable to noncontrolling interests	(286)	(100)

Comprehensive loss attributable to Euronet Worldwide, Inc.	$(18,750)	$(32,963)

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$3,515	$(11,954)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,362	12,903
Share-based compensation	1,934	1,632
Unrealized foreign exchange loss, net	5,284	10,577
Non-cash impairment of goodwill and acquired intangible assets	—	9,884
Deferred income taxes	(1,988)	(1,139)
Income from unconsolidated affiliates	(554)	(518)
Accretion of convertible debentures discount and amortization of debt issuance costs	2,145	3,005

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(708)	1,463
Restricted cash	(11,279)	23,899
Inventory — PINs and other	19,913	6,189
Trade accounts receivable	32,779	23,042
Prepaid expenses and other current assets	(1,237)	(6,211)
Trade accounts payable	(2,522)	(37,569)
Deferred revenue	(1,573)	391
Accrued expenses and other current liabilities	(7,663)	(10,696)
Changes in noncurrent assets and liabilities	365	(9,788)

Net cash provided by operating activities	52,773	15,110

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,300)
Purchases of property and equipment	(5,444)	(6,648)
Purchases of other long-term assets	(809)	(734)
Other, net	107	131

Net cash used in investing activities	(6,146)	(10,551)

Cash flows from financing activities:
Proceeds from issuance of shares	850	373
Borrowings from revolving credit agreements classified as non-current liabilities	108,000	90,400
Repayments of revolving credit agreements classified as non-current liabilities	(146,439)	(98,432)
Repayments of long-term debt obligations	(1,727)	(11,449)
Repayments of capital lease obligations	(654)	(1,788)
Cash dividends paid to noncontrolling interests stockholders	—	(2,413)
Other, net	206	562

Net cash used in financing activities	(39,764)	(22,747)

Effect of exchange rate changes on cash and cash equivalents	(5,112)	(3,638)

Increase (decrease) in cash and cash equivalents	1,751	(21,826)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009)	183,528	181,893

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,392 in 2009)	$185,279	$160,067

Interest paid during the period	$1,259	$1,505
Income taxes paid during the period	7,547	5,210
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal business segments. Euronet’s epay Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific and the Americas. The EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The Money Transfer Segment is comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, which is the third-largest global money transfer company based upon revenues and volumes. The Money Transfer Segment provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. See Note 8, Segment Information, for additional information about the Company’s business segments.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations and cash flows for the three-month periods ended March 31, 2010 and 2009.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2009, including the notes thereto, set forth in the Company’s 2009 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain amounts in the prior year have been reclassified to conform to current period presentation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Multiple-deliverable revenue arrangements
Effective January 1, 2010, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. The adoption of ASU 2009-13 did not materially affect the Company’s unaudited consolidated financial statements.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of March 31, 2010, the Company’s money transfer settlement obligations were $12.7 million.

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

Three Months
Ended March 31,
2010
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,801,170
Incremental shares from assumed conversion of stock options and restricted stock	1,121,952

Diluted weighted average shares outstanding	51,923,122

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three-month period ended March 31, 2009, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. For the three-month periods ended March 31, 2010 and 2009, the calculation of diluted earnings (loss) per share excludes approximately 2,204,000 and 4,928,000, respectively, stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. The 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. The 1.625% debentures outstanding as of December 31, 2009 were repurchased in January 2010, but the associated shares, if dilutive, would be included in diluted weighted average shares outstanding for the periods the debentures were outstanding. The weighted average shares associated with the 1.625% convertible debentures were 11 thousand and 2.1 million for the three-months periods ended March 31, 2010 and 2009, respectively. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. Under the if-converted method, the assumed conversion of the 1.625% and 3.50% convertible debentures was anti-dilutive for each three-month period ended March 31, 2010 and 2009.
(4) DISCONTINUED OPERATIONS
During the fourth quarter of 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing business. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 8, Segment Information, also reflect the classification of Essentis’s results in discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

Three Months Ended
(in thousands)	March 31, 2009
Revenues	$1,424
Loss before income taxes	$(93)
Net loss	$(61)

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2010 is presented below:

	Acquired Intangible		Total Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2009	$112,948	$504,650	$617,598
Decreases:
Amortization	(5,757)	—	(5,757)
Other (primarily changes in foreign currency exchange rates)	(4,098)	(18,887)	(22,985)

Balance as of March 31, 2010	$103,093	$485,763	$588,856

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2010, is expected to total $22.9 million for 2010, $19.1 million for 2011, $16.8 million for 2012, $12.4 million for 2013, $9.7 million for 2014 and $4.6 million for 2015.
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
(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2010 is presented below:

	Revolving Credit	Other Debt		1.625% Convertible	3.50% Convertible
(in thousands)	Facilities	Obligations	Capital Leases	Debentures Due 2024	Debentures Due 2025	Term Loan	Total
Balance at December 31, 2009	$39,164	$92	$4,507	$1,227	$153,927	$129,000	$327,917
Increases (decreases):
Net borrowings (repayments)	(38,439)	206	(750)	(1,227)	—	(500)	(40,710)
Accretion	—	—	—	—	1,711	—	1,711
Capital lease interest	—	—	96	—	—	—	96
Foreign exchange (gain) loss	34	82	(71)	—	—	—	45

Balance at March 31, 2010	759	380	3,782	—	155,638	128,500	289,059

Less — current maturities	—	(293)	(2,264)	—	—	(1,900)	(4,457)

Long-term obligations at March 31, 2010	$759	$87	$1,518	$—	$155,638	$126,600	$284,602

In January 2010, the Company elected to redeem the remaining $1.2 million of outstanding 1.625% debentures at par. Contractual interest expense was $1 thousand and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, and discount accretion was $0.9 million for the three months ended March 31, 2009. The effective interest rate was 1.625% and 7.1% for the three months ended March 31, 2010 and 2009, respectively. The carrying amount of the equity portion was $32.3 million as of December 31, 2009.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $19.4 million and $21.1 million as of March 31, 2010 and December 31, 2009, respectively. The discount will be amortized through October 15,

2012. Contractual interest expense was $1.5 million and discount accretion was $1.7 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The effective interest rate was 8.4% for the three months ended March 31, 2010 and 2009. The carrying amount of the equity portion was $45.1 million as of March 31, 2010 and December 31, 2009.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2010, the Company had foreign currency forward contracts outstanding with a notional value of $76.0 million, primarily in euros and U.S. dollars, which had a weighted average remaining maturity of 4.0 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and its fair value is recorded in the Unaudited Consolidated Balance Sheets.
During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50 million to manage interest rate exposure related to a portion of its term loan. The interest rate swap agreements were determined to be cash flow hedges and effectively converted $50 million of the term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. The swap agreements required no payment by either party at their maturities.
Below are the tabular disclosures required for derivative instruments:

	Consolidated	Fair Values of Derivative Instruments
	Balance Sheet	March 31, 2010	December 31, 2009
(in thousands)	Location	Asset Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$39	$138
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(224)	(102)

Total		$(185)	$36

		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(157)	$(220)

Total derivatives		$(342)	$(184)

	Amount of Gain Recognized in OCI on
	Derivative (Effective Portion)
	Three Months Ended March 31,
(in thousands)	2010	2009
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$477

		Amount of Gain (Loss) Recognized in Income
		on Derivative
		Three Months Ended March 31,
	Location of Gain
	(Loss) Recognized
	in Income on
(in thousands)	Derivative	2010	2009
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$143	$(37)

Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	63	(569)

Total		$206	$(606)

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.
(8) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

2)	Through the epay Segment, the Company provides distribution of prepaid mobile airtime and other electronic payment products and collection services in Europe, the Middle East, Asia Pacific and the Americas.

3)	Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010
				Corporate Services,
				Eliminations and
(in thousands)	EFT Processing	epay	Money Transfer	Other	Consolidated
Total revenues	$48,566	$145,380	$56,057	$—	$250,003

Operating expenses:
Direct operating costs	23,928	115,599	26,334	—	165,861
Salaries and benefits	6,241	8,325	14,197	3,409	32,172
Selling, general and administrative	3,754	5,231	8,944	1,264	19,193
Depreciation and amortization	4,924	4,155	5,090	379	14,548

Total operating expenses	38,847	133,310	54,565	5,052	231,774

Operating income (loss)	$9,719	$12,070	$1,492	$(5,052)	$18,229

	For the Three Months Ended March 31, 2009
				Corporate Services,
				Eliminations and
(in thousands)	EFT Processing	epay	Money Transfer	Other	Consolidated
Total revenues	$46,206	$134,523	$52,968	$—	$233,697

Operating expenses:
Direct operating costs	18,955	109,035	25,558	—	153,548
Salaries and benefits	7,012	6,424	11,820	3,340	28,596
Selling, general and administrative	4,147	4,542	8,815	1,564	19,068
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	4,182	3,646	4,762	313	12,903

Total operating expenses	34,296	123,647	60,839	5,217	223,999

Operating income (loss)	$11,910	$10,876	$(7,871)	$(5,217)	$9,698

(9) FAIR VALUE MEASUREMENTS
The carrying amount of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximates fair values, due to their short maturities. The carrying value of the Company’s term loan due 2014 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate (“LIBOR”) that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	March 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(155,638)	$(162,094)	$(153,927)	$(162,313)
Foreign currency derivative contracts	(185)	(185)	36	36
Embedded derivative in foreign lease	(157)	(157)	(220)	(220)
1.625% convertible senior debentures, unsecured, due 2024	—	—	(1,227)	(1,224)
The Company’s assets and liabilities recorded at fair value on a recurring basis are set forth in the following table:

	As of March 31, 2010
		Fair Value Measurements
		Using Significant Other
(in thousands)	Carrying Value	Observable Inputs
Foreign currency derivative contracts	$(185)	$(185)
Embedded derivative in foreign lease	(157)	(157)
The Company values foreign currency derivative contracts using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
Certain assets are measured at fair value on a non-recurring basis. During the first quarter of 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge of $8.8 million as discussed in Note 5, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The $258.8 million fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off of the remaining net book value of the intangible asset of $1.1 million.
(10) GUARANTEES
As of March 31, 2010, the Company had $58.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $10.9 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2010, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $19.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $30.7 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms and conditions of which may vary depending on the negotiated terms and conditions of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2010, the balance of ATM network cash for which the Company was responsible was approximately $260 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensees, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2010 or December 31, 2009.
(11) INCOME TAXES
The Company’s effective tax rates were 62% and (81%) for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rates were significantly influenced by the foreign currency exchange net losses for the first quarter of 2010 and 2009 and the goodwill and acquired intangible assets impairment charge for the first quarter of 2009. Excluding foreign currency exchange results and the impairment charge from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 41.5% and 41.6% for the three months ended March 31, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the first quarter of 2010 compared to the applicable statutory rate of 35% is primarily related to the Company’s U.S. tax position. For the three months ended March 31, 2010, Euronet recorded a valuation allowance against its U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by the Company’s U.S. entities has not been recognized in this period. Additionally, the first quarter 2010 effective tax rate is lower due to a $0.8 million adjustment related to a foreign tax law change.
(12) CONTINGENCIES
In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into money transmission services to the Dominican Republic during the period from January 1, 2004 to the date of the subpoena. The Company acquired all of the stock RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading global electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products; and global consumer money transfer services. As of March 31, 2010, we operate in the following three principal business segments:
•	The EFT Processing Segment, which processes transactions for a network of 10,283 ATMs and approximately 55,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	The epay Segment, which provides distribution of prepaid mobile airtime and other electronic payment products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 510,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and the Americas.

•	The Money Transfer Segment, which provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide payer network. The Money Transfer Segment originates and terminates transactions through a network of approximately 86,100 locations, which include sending agents and Company-owned stores, and an extensive payer network in more than 100 countries. Bill payment services are offered primarily in the U.S.
We have six processing centers in Europe, two in Asia Pacific and two in North America. We have 25 principal offices in Europe, seven in North America, six in Asia Pacific and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 77% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our growth in revenues, operating income and diluted earnings per share.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenues in the EFT Processing Segment, which represented approximately 20% of total consolidated revenues for the first quarter 2010, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing debit and credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
MasterCard and Visa Europe recently announced reductions in fees paid for ATM interchange in Poland beginning in the second quarter of 2010. Our results are affected by these reductions both directly (because we receive the interchange fees for card transactions on our ATM networks in certain circumstances) and indirectly (because pricing established in our ATM outsourcing agreements has historically been based on the level of the interchange fee). It is difficult to predict with certainty the overall impact of these direct and indirect effects over time, but we expect these fee reductions to significantly adversely affect the EFT Processing Segment’s operating income. For 2010, the reduction to operating income of the MasterCard interchange fee reduction is expected to be approximately $1.2 million and the effect of the Visa Europe interchange fee reduction is expected to be approximately $5.6 million. The amounts are net of anticipated cost savings from renegotiated vendor service contracts and, to a lesser extent, additional ATM transactions processed as a result of lower interchange fees charged to cardholders.
epay Segment – Revenues in the epay Segment, which represented approximately 58% of total consolidated revenues for the first quarter 2010, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, prepaid vouchers, transport payments, lottery payments, bill payment, money transfer and prepaid mobile content such as music and games.
Money Transfer Segment – Revenues in the Money Transfer Segment, which represented approximately 22% of total consolidated revenues for the first quarter 2010, are primarily derived through the charging of a transaction fee and retaining the difference between the price of foreign currency purchased at wholesale exchange rates and sold to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
epay Segment – The continued expansion and development of the epay Segment business will depend on various factors, including, but not necessarily limited to, the following:
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
Money Transfer Segment – The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe and Asia, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	our ability to continue to successfully integrate RIA with our other operations; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.
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
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three-month periods ended March 31, 2010 and 2009 are summarized in the tables below:

	Revenues for the Three				Operating Income (Loss) for the Three
	Months Ended March 31,		Year-over-Year Change		Months Ended March 31,		Year-over-Year Change
							Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2010	2009	Increase Amount	Increase Percent	2010	2009	Amount	Percent
EFT Processing	$48,566	$46,206	$2,360	5%	$9,719	$11,910	$(2,191)	(18%)
epay	145,380	134,523	10,857	8%	12,070	10,876	1,194	11%
Money Transfer	56,057	52,968	3,089	6%	1,492	(7,871)	9,363	n/m

Total	250,003	233,697	16,306	7%	23,281	14,915	8,366	56%

Corporate services	—	—	—		(5,052)	(5,217)	165	(3%)

Total	$250,003	$233,697	$16,306	7%	$18,229	$9,698	$8,531	88%

n/m	- Not meaningful.

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was weaker during the first quarter of 2010 than it was in the first quarter of 2009. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter of 2010 are positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our operating income for the first quarter of 2010 benefitted by approximately 15% when compared to the first quarter of 2009 as a result of changes in foreign currency exchange rates. If applicable, we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three-month periods ended March 31, 2010 and 2009. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the first quarter of 2009 to the first quarter of 2010 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Three Months Ended	Three Months Ended
Currency	March 31, 2010	March 31, 2009	Increase Percent
Australian dollar	$0.9030	$0.6650	36%
British pound	1.5598	1.4384	8%
euro	1.3833	1.3059	6%
Hungarian forint	0.0052	0.0045	16%
Indian rupee	0.0218	0.0202	8%
Polish zloty	0.3473	0.2911	19%
COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2010 and 2009 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Total revenues	$48,566	$46,206	$2,360	5%

Operating expenses:
Direct operating costs	23,928	18,955	4,973	26%
Salaries and benefits	6,241	7,012	(771)	(11%)
Selling, general and administrative	3,754	4,147	(393)	(9%)
Depreciation and amortization	4,924	4,182	742	18%

Total operating expenses	38,847	34,296	4,551	13%

Operating income	$9,719	$11,910	$(2,191)	(18%)

Transactions processed (millions)	187.4	153.3	34.1	22%
ATMs as of March 31	10,283	9,205	1,078	12%
Average ATMs	10,206	9,397	809	9%
Revenues
Our revenues for the first quarter of 2010 increased compared to the first quarter of 2009 primarily due to the weaker U.S. dollar during the first quarter of 2010 compared to the first quarter of 2009 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weaker U.S. dollar. Additionally, increased transaction fees in Germany, the increase in the number of ATMs operated, primarily in Poland and India, and POS terminal sales in Slovakia contributed to our revenue increase. Partly offsetting these increases were contract termination fees totaling $4.4 million during the first quarter of 2009 and a decrease in revenues from our software business, primarily due to the sale of a significant license during the first quarter of 2009 to an entity in which Euronet has a 10% stake.
Average monthly revenue per ATM was $1,586 for the first quarter of 2010, compared to $1,639 for the first quarter of 2009 and revenues per transaction was $0.26 for the first quarter of 2010 compared to $0.30 for the first quarter of 2009. The decreases in revenue per ATM and per transaction are generally the result of the non-recurring contract termination fees in the first quarter of 2009 discussed above and the addition of ATMs in India where revenue per ATM and transaction have been historically lower than Central and Eastern Europe, generally due to lower labor costs. Partly offsetting these decreases are the impact of the weaker U.S. dollar and the increase in transaction fees in Germany which have contributed approximately $2.0 million in incremental revenues. We were able to increase transaction fees in Germany beginning in mid-2009, but we are uncertain if we will be able to maintain the current rates.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating costs for the first quarter of 2010, compared to the first quarter of 2009, is mainly attributed to the increase in the number of ATMs under operation, the sale of POS terminals in Slovakia and the impact of the weaker U.S. dollar.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, decreased to $24.6 million for the first quarter of 2010 from $27.3 million for the first quarter of 2009. This decrease is mainly attributable to the contract termination fee revenues during the first quarter of 2009, partly offset by the increased ATM fees in Germany, contributions from the card and ATM processing business we acquired in Serbia during the fourth quarter of 2009 and the impact of the weaker U.S. dollar. Other than the impact of the weaker U.S. dollar, these items resulted in a decrease in gross profit as a percentage of revenues (“gross margin”) to 51% for the first quarter of 2010 compared to 59% for the first quarter of 2009.
Salaries and benefits
The decrease in salaries and benefits for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to lower bonus expense, partly offset by the impact of the weaker U.S. dollar discussed above. As a percentage of revenues, these costs decreased to 13% of revenues for the first quarter of 2010 compared to 15% for the first quarter of 2009.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter of 2010 compared to the first quarter of 2009 is due to general cost control measures, partly offset by the impact of the weaker U.S. dollar discussed above. As a percentage of revenues, selling, general and administrative expenses were 8% for the first quarter of 2010 compared to 9% for the first quarter of 2009.
Depreciation and amortization
The increase in depreciation and amortization expense for the first quarter of 2010 compared to the first quarter of 2009 is due primarily to the growth in the number of ATMs and the impact of the weaker U.S. dollar described above. As a percentage of revenues, depreciation and amortization expense was 10% of revenues for the first quarter of 2010 compared to 9% for the same period in 2009.
Operating income
The decrease in operating income is primarily due to the contract termination fees and greater software license revenues during the first quarter of 2009, partly offset by the increased ATMs fees in Germany and the impact of the weaker U.S. dollar. Operating income as a percentage of revenues for the first quarter of 2010 was 20%, compared to 26% for the first quarter of 2009, and operating income per transaction was $0.05 for the first quarter of 2010, compared to $0.08 per transaction for the first quarter of 2009.

EPAY SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2010 and 2009 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Increase Amount	Increase Percent
Total revenues	$145,380	$134,523	$10,857	8%

Operating expenses:
Direct operating costs	115,599	109,035	6,564	6%
Salaries and benefits	8,325	6,424	1,901	30%
Selling, general and administrative	5,231	4,542	689	15%
Depreciation and amortization	4,155	3,646	509	14%

Total operating expenses	133,310	123,647	9,663	8%

Operating income	$12,070	$10,876	$1,194	11%

Transactions processed (millions)	199.8	184.3	15.5	8%
Revenues
The increase in revenues for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the weaker U.S. dollar in the first quarter of 2010 compared to the same period in 2009 relative to most of the currencies of the countries in which we operate, particularly the Australian dollar, and the increase in total transactions processed. Additionally, revenues also increased due to the increase, primarily in Germany, in total transactions processed. These increases were partly offset by mobile operator commission rate decreases in certain markets.
In certain more mature markets, such as the U.K., New Zealand and Spain, our revenue growth has slowed substantially or revenues have decreased because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth in the epay Segment to be derived from: (i) additional products sold over the base of prepaid processing terminals, (ii) developing markets or markets in which there is organic growth in the prepaid sector overall, (iii) continued conversion from scratch cards to electronic top-up in less mature markets, and (iv) acquisitions, if available.
Revenues per transaction remained flat at $0.73 for both the first quarter of 2010 and 2009, reflecting the decrease in mobile operator commission rates being offset by the impact of the weaker U.S. dollar.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. Because of their nature, these expenditures generally fluctuate directly with revenues and processed transactions. The increase in direct operating costs is generally attributable to the impact of the weaker U.S. dollar and the increase in total transactions processed. Most of the decrease in mobile operator commission revenues discussed above was passed on to retail merchants resulting in lower commission costs which partly offset these increases.
Gross profit
Gross profit, which represents revenues less direct costs, was $29.8 million for the first quarter of 2010 compared to $25.5 million for the first quarter of 2009. Gross margin increased slightly to 20% for the first quarter of 2010 from 19% for the first quarter of 2009 and gross profit per transaction increased to $0.15 for the first quarter of 2010 from $0.14 for the same period in 2009. The primary cause of the increase in gross profit per transaction is the impact of the weaker U.S. dollar and expanded profitability in the U.S.

Salaries and benefits
The increase in salaries and benefits for first quarter of 2010 compared to the first quarter of 2009 is primarily due to additional overhead to support development in new and growing markets, certain severance costs and the impact of the weaker U.S. dollar. As a percentage of revenues, salaries and benefits increased to 5.7% for first quarter of 2010 from 4.8% for first quarter of 2009.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2010 compared to the first quarter of 2009 is due to the impact of the weaker U.S. dollar along with additional overhead to support development in other new and growing markets. As a percentage of revenues, these expenses increased to 3.6% for first quarter of 2010 from 3.4% for the first quarter of 2009.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the first quarter of 2010 compared to the first quarter of 2009 mainly due to the impact of the weaker U.S. dollar and an increase in installed POS terminals. As a percentage of revenues, these expenses increased to 2.9% for the first quarter of 2010 from 2.7% for the first quarter of 2009.
Operating income
The improvement in operating income for the first quarter of 2010 compared to the same period in 2009 is primarily due to the impact of foreign currency translations to the U.S. dollar.
Operating income as a percentage of revenues was 8.3% for the first quarter of 2010 compared to 8.1% for the first quarter of 2009. The slight increase is primarily due to the improvements in gross margin. Operating income per transaction remained flat at $0.06 for both the first quarter of 2010 and 2009 reflecting the favorable impact of the weaker U.S. dollar being offset by the growth in transactions outpacing the growth in profitability.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2010 and 2009 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Total revenues	$56,057	$52,968	$3,089	6%

Operating expenses:
Direct operating costs	26,334	25,558	776	3%
Salaries and benefits	14,197	11,820	2,377	20%
Selling, general and administrative	8,944	8,815	129	1%
Goodwill and acquired intangible assets impairment	—	9,884	(9,884)	n/m
Depreciation and amortization	5,090	4,762	328	7%

Total operating expenses	54,565	60,839	(6,274)	(10%)

Operating income (loss)	$1,492	$(7,871)	$9,363	n/m

Transactions processed (millions)	4.3	4.0	0.3	8%

n/m	- Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction as well as the difference between the price of foreign currency purchased at wholesale exchange rates and sold to customers at retail exchange rates. Revenues per transaction decreased to $11.68 for the first quarter of 2010 from $12.32 for the first quarter of 2009. The growth rate of revenues lagged the transaction growth rate largely as a result of lower average amount transferred per transaction, partly offset by the impact of the weaker U.S. dollar. The decrease in revenues per transactions was also partly offset by a strong increase in transfers from non-U.S. locations which generally have higher-than-average revenues per transaction. For the first quarter of 2010, 61% of our money transfers were initiated in the U.S., 35% in Europe and 4% in other countries, such as Canada and Australia. This compares to 65% initiated in the U.S., 32% initiated in Europe and 3% initiated in other countries for the first quarter of 2009. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived largely from non-U.S. initiated sources.
The increase in revenues for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to an increase in the number of transactions processed and the favorable impact of the weaker U.S. dollar. For the first quarter of 2010, money transfers from the U.S. to Mexico, which represented 21% of total money transfers, decreased by 14% while all other transfers increased 15% when compared to the first quarter of 2009. The increase in transfers to countries other than Mexico was primarily due to the expansion of our operations. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market as well as immigration developments in the U.S. While the transfers to Mexico continue to decline on a year-over-year basis, the decline has slowed recently. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant expenses, such as telecommunication costs and bank and other fees to collect money from originating agents. The increase in direct operating costs for the first quarter of 2010 compared to the first quarter of 2009 is almost entirely due to the impact of the weaker U.S. dollar.

Gross profit
Gross profit, which represents revenues less direct costs, was $29.7 million for the first quarter of 2010 compared to $27.4 million for the first quarter of 2009. This improvement is primarily due to the growth in money transfer transactions and the impact of the weaker U.S. dollar related to money transfers originated outside the U.S. As discussed above, certain competitors have been lowering transaction fees and foreign currency exchange spreads in the U.S. market as a result of the economic factors and immigration developments impacting the U.S. market. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share. Gross margin was 53% for the first quarter of 2010 compared to 52% for the first quarter of 2009. The improvement primarily reflects the strong growth in transaction volume in our more profitable non-U.S. locations, partly offset by lower revenues per transaction.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the increased expenditures we incurred to support expansion of our operations, primarily internationally, and the impact of the weaker U.S. dollar. As a percentage of revenues, salaries and benefits increased to 25% for the first quarter of 2010 from 22% for the same period in 2009.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The increase in selling, general and administrative expenses for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the impact of the weaker U.S. dollar. As a percentage of revenues, selling general and administrative expenses decreased slightly to 16% for the first quarter of 2010 from 17% for the same period in 2009.
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
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to additional computer equipment in our customer service centers and increased leasehold improvements, office equipment and computer equipment for expansion of our company stores along with greater acquisition-related amortization and the impact of the weaker U.S. dollar. As a percentage of revenues, depreciation and amortization remained flat at 9% for both the first quarter of 2010 and 2009.
Operating income (loss)
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first quarter of 2010 decreased $0.5 million compared to the first quarter of 2009. This reflects the growth in costs to expand internationally, partly offset by the increase in transactions processed, mainly those originated in non-U.S. locations, and the impact of the weaker U.S. dollar, as discussed in more detail in the sections above.

CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2010 and 2009 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Salaries and benefits	$3,409	$3,340	$69	2%
Selling, general and administrative	1,264	1,564	(300)	(19%)
Depreciation and amortization	379	313	66	21%

Total operating expenses	$5,052	$5,217	$(165)	(3%)

Corporate operating expenses
Operating expenses for Corporate Services decreased for the first quarter of 2010 compared to the first quarter of 2009. This was driven by a decrease in selling, general and administrative expenses that was primarily related to lower professional fees, partly offset by slight increases in salaries and benefits expense and depreciation and amortization expense.
OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Amount	Percent
Interest income	$555	$969	$(414)	(43%)
Interest expense	(4,954)	(7,067)	2,113	(30%)
Income from unconsolidated affiliates	554	518	36	7%
Loss on early retirement of debt	—	(103)	103	n/m
Foreign currency exchange loss, net	(5,082)	(10,591)	5,509	(52%)

Other expense, net	$(8,927)	$(16,274)	$7,347	(45%)

n/m	- Not meaningful.
Interest income
The decrease in interest income for the first quarter of 2010 from the first quarter of 2009 was primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand between the respective periods.
Interest expense
The decrease in interest expense for the first quarter of 2010 from the first quarter of 2009 was primarily related to the reductions in debt from scheduled and early repayments on our term loan and repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decrease in interest expense is also due to lower interest rates on our floating-rate debt obligations in the first quarter of 2010 compared to the first quarter of 2009.
Loss on early retirement of debt
In March 2009, we repurchased in privately negotiated transactions $10.8 million in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.1 million for the first quarter of 2009 represents the difference in the amounts paid for the convertible debentures over their carrying amounts as well as the pro-rata write-off of deferred financing costs associated with the portion of the term loan that was prepaid during the first quarter of 2009.

Foreign currency exchange loss, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange loss of $5.1 million and $10.6 million in the first quarter of 2010 and 2009, respectively. During the first quarter of 2010 and 2009, the U.S. dollar strengthened against most of the currencies of the countries in which we operate, creating realized and unrealized foreign currency exchange losses.
INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009
Income (loss) from continuing operations before income taxes	9,302	(6,576)
Income tax expense	5,787	5,317

Income (loss) from continuing operations	$3,515	$(11,893)

Effective income tax rate	62.2%	(80.9%)

Income (loss) from continuing operations before income taxes	$9,302	$(6,576)
Adjust: Foreign currency exchange loss, net	(5,082)	(10,591)
Adjust: Goodwill and acquired intangible assets impairment	—	(9,884)

Income from continuing operations before income taxes, as adjusted	$14,384	$13,899

Income tax expense	$5,787	$5,317
Adjust: Income tax benefit attributable to foreign currency exchange loss, net	(183)	(470)

Income tax expense, as adjusted	$5,970	$5,787

Effective income tax rate, as adjusted	41.5%	41.6%

Our effective tax rates were 62% and (81%) for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rates were significantly influenced by foreign currency exchange net losses for the first quarter of 2010 and 2009 and the goodwill and acquired intangible assets impairment charge for the first quarter of 2009. Excluding foreign currency exchange results and the impairment charge from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 41.5% and 41.6% for the three months ended March 31, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the first quarter of 2010 compared to the applicable statutory rate of 35% is primarily related to our U.S. tax position. For the three months ended March 31, 2010, we have recorded a valuation allowance against our U.S. federal tax net operating losses as we have determined that it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized in this period. Additionally, the first quarter 2010 effective tax rate is lower due to a $0.8 million adjustment related to a foreign tax law change.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.
OTHER
Discontinued operations, net
During the fourth quarter of 2009, we sold Essentis in order to focus our investments and resources on our transaction processing businesses. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.7 million and $0.3 million for first quarter of 2010 and 2009, respectively. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned. Our subsidiaries which are not wholly-owned are summarized in the table below:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $2.8 million for the first quarter of 2010 compared to a loss of $12.3 million for the first quarter of 2009. As more fully discussed above, the increased income of $15.1 million was primarily the result of the $8.5 million increase in operating income, the $5.5 million decrease in foreign currency exchange losses and the $1.7 million decrease in net interest expense, partly offset by the $0.5 million increase in income tax expense and other items totaling $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2010, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $145.4 million, compared to working capital of $167.0 million as of December 31, 2009. Our ratio of current assets to current liabilities was 1.31 at March 31, 2010, compared to 1.34 as of December 31, 2009. The decrease in working capital was primarily due to the use of cash to reduce revolving credit facility borrowings.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the fiscal period ending on a particular day. As of March 31, 2010, working capital in the Money Transfer Segment was $92.9 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $56.7 million for the first quarter of 2010 compared to $15.1 million for the first quarter of 2009. The increase was primarily due to fluctuations in working capital associated with the timing of the settlement process with mobile operators in the epay Segment and by amounts paid in the first quarter of 2009 to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Investing activity cash flow
Cash flows used in investing activities were $6.1 million for the first quarter of 2010, compared to $10.6 million for the first quarter of 2009. Our investing activities included $5.4 million and $6.6 million for purchases of property and equipment in the first quarter of 2010 and 2009, respectively. Additionally, the first quarter of 2009 included $3.3 million in cash used for acquisitions. Finally, cash used for software development and other investing activities totaled $0.7 million and $0.6 million in the first quarter of 2010 and 2009, respectively.
Financing activity cash flow
Cash flows used in financing activities were $39.8 million during the first quarter of 2010 compared to $22.7 million during the first quarter of 2009. Our financing activities for the first quarter of 2010 consisted primarily of net repayments of debt obligations of $40.8 million compared to $21.3 million in first quarter of 2009. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first quarter of 2010 we had a total of $108.0 million in borrowings and $146.4 million in repayments under our revolving credit facility. During the first quarter of 2010, we paid $1.7 million for the redemption of the 1.625% convertible debentures and repayments on the term loan, and $0.7 million for repayments of capital lease obligations. Additionally, we paid $2.4 million of dividends to noncontrolling interests stockholders in the first quarter of 2009.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.

Other sources of capital
Credit Facility — In connection with completing the April 2007 acquisition of RIA, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the seven-year term. We have prepaid amounts on this loan and we estimate that we will be able to repay the remaining $128.5 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
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
We may be required to repay our obligations under the Credit Facility six months before any potential repurchase dates, the first being October 15, 2012, under our $175 million 3.50% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the convertible debentures while remaining in compliance with the financial covenants in the Credit Facility, or (ii) we will have sufficient liquidity to meet repayment requirements (as determined by the administrative agent and the lenders). These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro forma debt covenant compliance.
As of March 31, 2010, we had borrowings of $128.5 million outstanding under the term loan. We had borrowings of $0.8 million and stand-by letters of credit of $41.1 million outstanding under the revolving credit facility. The remaining $58.1 million under the revolving credit facility ($83.1 million if the facility were increased to $125.0 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of March 31, 2010, our weighted average interest rate was 6.1% under the revolving credit facility and 2.2% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at March 31, 2010 were primarily comprised of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, and there were $0.3 million outstanding against these facilities as of March 31, 2010.
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
Should holders of the 3.50% convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to be able to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.
Other uses of capital
Payment obligations related to acquisitions — We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller disputed this conclusion and initiated arbitration as provided for in the purchase agreement. A global public accounting firm was engaged as an independent expert to review the results of the computation, but procedures for such review have never been commenced, principally because the seller is in a bankruptcy proceeding. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash or a combination of cash and Euronet Common Stock at our option.
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
Capital expenditures and needs — Total capital expenditures for the first quarter of 2010 were $5.4 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2010 are currently estimated to be approximately $35 million to $45 million.
In the epay Segment, approximately 107,000 of the approximately 510,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
Other trends and uncertainties
ATM outsourcing agreements — Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs may result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation in the banking industry could make this process less predictable.
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
Cross border merchant processing and acquiring — In our EFT Processing Segment, we have entered the cross-border merchant processing and acquiring business, through the execution of an agreement with a large petrol retailer in Central Europe. Since the beginning of 2007, we have devoted significant resources, including capital expenditures of approximately $9.2 million, to the ongoing investment in development of the necessary processing systems and capabilities to enter this business, which involves the purchase and design of hardware and software. Merchant acquiring involves processing credit and debit card transactions that are made on POS terminals, including authorization, settlement, and processing of settlement files. It involves the assumption of credit risk, as the principal amount of transactions is settled to merchants before settlements are received from card associations. We incurred $0.7 million in operating losses related to this business in the first quarter of 2010 and currently expect to incur approximately $2.0 million to $2.5 million in operating losses for the full year 2010.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees in support of the obligations of subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms and conditions of which may vary depending on the negotiated terms and conditions of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2010, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2010. See also Note 10, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of March 31, 2010, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 is the $38.4 million net reduction of debt under our revolving credit facilities.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2010, our total debt outstanding was $289.1 million. Of this amount, $155.6 million, or 54% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the $175.0 million principal amount per annum. Based on quoted market prices, as of March 31, 2010, the fair value of our fixed rate convertible debentures was $162.1 million, compared to a carrying value of $155.6 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $13.8 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $3.8 million, or 1% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2010 and 2014.
The remaining $129.6 million, or 45% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.1 million. This computation excludes the potential additional $150.0 million under the term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2010, 77% of our revenues were generated in non-U.S. dollar countries compared to 73% for the first quarter of 2009. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily to the euro, British pound, Australian dollar, Polish zloty and Indian rupee. As of March 31, 2010, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $20 to $30 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2010, we had foreign currency forward contracts outstanding with a notional value of $76.0 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 4.0 days. The fair value of these forward contracts as of March 31, 2010 was an unrealized loss of approximately $0.2 million, which was largely offset by the unrealized gain on the related foreign currency receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Quarterly Report.
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.
Risks Related to Our Business
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
The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from “interchange fees” that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to greatly influence these fees, which may increase or decrease over time. We have experienced a significant decrease in the interchange fee in one of our markets and a significant decrease in any other market could adversely affect our results in that market.

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
We conduct a significant portion of our business in various European countries, and we have subsidiaries in the Middle East and Asia Pacific, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the U.S.
We have subsidiaries in Europe, the Middle East and Asia Pacific. We expect to continue to expand our operations to other countries in these regions. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
Europe has recently experienced a deep recession and countries such as Greece, Italy and Spain have been particularly vulnerable to the impacts of the recession with results such as increasing national debts and depressed economic activity. We have significant operations in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability.
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
Stock repurchases
For the three months ended March 31, 2010, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 431 shares of its Common Stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

Total Number
of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share (1)	Programs	Programs
January 1 - January 31	431	$21.95	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

ITEM 6.	EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

10.1	Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (1)

10.2	Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (1)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 6, 2010

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer