Form 10-Q
period 2010-06-30
EURONET WORLDWIDE INC
filed 2010-08-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2806888 (I.R.S. Employer Identification No.)

3500 COLLEGE BOULEVARD
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2010 was 50,990,720 shares.

PART I—FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	32

PART II—OTHER INFORMATION	32

ITEM 1. LEGAL PROCEEDINGS	32
ITEM 1A. RISK FACTORS	32
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	34
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,587	$183,528
Restricted cash	72,796	73,148
Inventory — PINs and other	68,005	87,661
Trade accounts receivable, net of allowances for doubtful accounts of $13,444 at June 30, 2010 and $13,909 at December 31, 2009	226,105	282,905
Prepaid expenses and other current assets	31,056	31,344

Total current assets	600,549	658,586

Property and equipment, net of accumulated depreciation of $148,353 at June 30, 2010 and $153,255 at December 31, 2009	81,916	96,592
Goodwill	458,459	504,650
Acquired intangible assets, net of accumulated amortization of $92,047 at June 30, 2010 and $88,924 at December 31, 2009	93,580	112,948
Other assets, net of accumulated amortization of $18,495 at June 30, 2010 and $16,866 at December 31, 2009	37,115	39,903

Total assets	$1,271,619	$1,412,679

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$207,956	$228,768
Accrued expenses and other current liabilities	212,683	225,474
Current portion of capital lease obligations	1,835	2,510
Short-term debt obligations and current maturities of long-term debt obligations	2,490	3,127
Income taxes payable	15,756	18,379
Deferred revenue	10,510	13,320

Total current liabilities	451,230	491,578
Debt obligations, net of current portion	283,567	320,283
Capital lease obligations, net of current portion	1,273	1,997
Deferred income taxes	19,710	23,854
Other long-term liabilities	6,731	8,464

Total liabilities	762,511	846,176

Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,216,358 issued at June 30, 2010 and 51,101,833 issued at December 31, 2009	1,024	1,022
Additional paid-in-capital	746,704	740,990
Treasury stock, at cost, 250,228 shares at June 30, 2010 and 241,644 shares at December 31, 2009	(1,643)	(1,483)
Accumulated deficit	(201,796)	(203,139)
Restricted reserve	1,009	1,013
Accumulated other comprehensive income (loss)	(41,933)	20,566

Total Euronet Worldwide, Inc. stockholders’ equity	503,365	558,969
Noncontrolling interests	5,743	7,534

Total equity	509,108	566,503

Total liabilities and equity	$1,271,619	$1,412,679

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
EFT Processing Segment	$46,488	$45,592	$95,054	$91,798
epay Segment	137,689	145,253	283,069	279,776
Money Transfer Segment	60,051	57,769	116,108	110,737

Total revenues	244,228	248,614	494,231	482,311

Operating expenses:
Direct operating costs	160,836	165,053	326,697	318,601
Salaries and benefits	31,448	31,085	63,620	59,681
Selling, general and administrative	21,850	20,911	41,043	39,979
Goodwill and acquired intagible assets impairment	—	—	—	9,884
Depreciation and amortization	13,552	13,541	28,100	26,444

Total operating expenses	227,686	230,590	459,460	454,589

Operating income	16,542	18,024	34,771	27,722

Other income (expense):
Interest income	572	885	1,127	1,854
Interest expense	(5,031)	(6,653)	(9,985)	(13,720)
Income from unconsolidated affiliates	447	516	1,001	1,034
Loss on early retirement of debt	—	(150)	—	(253)
Foreign currency exchange gain (loss), net	(9,341)	9,650	(14,423)	(941)

Other income (expense), net	(13,353)	4,248	(22,280)	(12,026)

Income from continuing operations before income taxes	3,189	22,272	12,491	15,696
Income tax expense	(4,344)	(6,397)	(10,131)	(11,714)

Income (loss) from continuing operations	(1,155)	15,875	2,360	3,982

Discontinued operations, net	—	146	—	85

Net income (loss)	(1,155)	16,021	2,360	4,067
Less: Net income attributable to noncontrolling interests	(328)	(477)	(1,017)	(821)

Net income (loss) attributable to Euronet Worldwide, Inc.	$(1,483)	$15,544	$1,343	$3,246

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$(0.03)	$0.31	$0.03	$0.06
Discontinued operations	—	—	—	—

Total	$(0.03)	$0.31	$0.03	$0.06

Basic weighted average shares outstanding	50,914,453	50,425,261	50,857,812	50,358,983

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$(0.03)	$0.30	$0.03	$0.06
Discontinued operations	—	—	—	—

Total	$(0.03)	$0.30	$0.03	$0.06

Diluted weighted average shares outstanding	50,914,453	51,240,221	51,777,392	50,821,373

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,155)	$16,021	$2,360	$4,067

Other comprehensive income (loss), net of tax:

Translation adjustment	(41,652)	39,736	(63,631)	18,123
Unrealized gain on interest rate swaps	—	353	—	830
Gain on investment securities	—	803	—	1,030

Comprehensive income (loss)	(42,807)	56,913	(61,271)	24,050
Comprehensive (income) loss attributable to noncontrolling interests	401	(825)	115	(925)

Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(42,406)	$56,088	$(61,156)	$23,125

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Net income	$2,360	$4,067

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,100	26,444
Share-based compensation	4,391	3,825
Unrealized foreign exchange loss, net	14,625	1,000
Non-cash impairment of goodwill and acquired intangible assets	—	9,884
Deferred income taxes	(2,089)	(2,679)
Income from unconsolidated affiliates	(1,001)	(1,034)
Accretion of convertible debentures discount and amortization of debt issuance costs	4,332	5,855

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(2,839)	3,472
Restricted cash	(5,230)	32,460
Inventory — PINs and other	14,531	8,857
Trade accounts receivable	34,211	28,577
Prepaid expenses and other current assets	(2,340)	(2,684)
Trade accounts payable	(3,737)	(37,890)
Deferred revenue	(2,684)	(1,896)
Accrued expenses and other current liabilities	3,764	(18,956)
Changes in noncurrent assets and liabilities	1,644	(9,284)

Net cash provided by operating activities	88,038	50,018

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(10,016)
Purchases of property and equipment	(12,427)	(16,783)
Purchases of other long-term assets	(2,618)	(1,360)
Other, net	473	(270)

Net cash used in investing activities	(14,572)	(28,429)

Cash flows from financing activities:
Proceeds from issuance of shares	1,311	888
Borrowings from revolving credit agreements classified as non-current liabilities	108,000	285,400
Repayments of revolving credit agreements classified as non-current liabilities	(147,172)	(297,219)
Repayments of long-term debt obligations	(2,227)	(27,083)
Repayments of capital lease obligations	(1,255)	(3,149)
Cash dividends paid to noncontrolling interests stockholders	(1,676)	(2,413)
Other, net	728	(812)

Net cash used in financing activities	(42,291)	(44,388)

Effect of exchange rate changes on cash and cash equivalents	(12,116)	2,508

Increase (decrease) in cash and cash equivalents	19,059	(20,291)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009)	183,528	181,893

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,086 in 2009)	$202,587	$161,602

Interest paid during the period	$5,643	$7,162
Income taxes paid during the period	15,191	11,805
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal business segments. Euronet’s EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The epay Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific and North America. The Money Transfer Segment is comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, which is the third-largest global money transfer company based upon revenues and volumes. The Money Transfer Segment provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. See Note 8, Segment Information, for additional information about the Company’s business segments.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations for the three- and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2009, including the notes thereto, set forth in the Company’s 2009 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain amounts in the prior year have been reclassified to conform to current period presentation.
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
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s Unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of June 30, 2010, the Company’s money transfer settlement obligations were $28.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,914,453	50,425,261	50,857,812	50,358,983
Incremental shares from assumed conversion of stock options and restricted stock	—	814,960	919,580	462,390

Diluted weighted average shares outstanding	50,914,453	51,240,221	51,777,392	50,821,373

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three months ended June 30, 2010, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share for the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 4,963,000 and 2,252,000 for the three- and six-month periods ended June 30, 2010, respectively, and of approximately 1,989,000 and 3,868,000 for the three- and six-month periods ended June 30, 2009, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three- and six-month periods ended June 30, 2010 and 2009. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the six-month period ended June 30, 2010 and for the three- and six-month periods ended June 30, 2009.
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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2009
Revenues	$1,835	$3,259
Income before income taxes	$212	$119
Net income	$146	$85

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2010 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2009	$112,948	$504,650	$617,598
Decreases:
Amortization	(11,295)	—	(11,295)
Other (primarily changes in foreign currency exchange rates)	(8,073)	(46,191)	(54,264)

Balance as of June 30, 2010	$93,580	$458,459	$552,039

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2010, is expected to total $22.1 million for 2010, $18.2 million for 2011, $16.0 million for 2012, $12.0 million for 2013, $9.6 million for 2014 and $4.5 million for 2015.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2008 resulted in the Company recording an estimated non-cash goodwill impairment charge of $219.8 million in the fourth quarter of 2008 related to its RIA money transfer business and its Spanish prepaid business. The Company completed the impairment testing in the first quarter of 2009 and recorded an additional non-cash goodwill impairment charge of $8.8 million and a $1.1 million non-cash impairment charge related to a money transfer intangible asset in the first quarter of 2009. The annual impairment test completed in the fourth quarter of 2009 resulted in no impairment charges.
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
(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2010 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures	Term
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Loan	Total
Balance at December 31, 2009	$39,164	$92	$4,507	$1,227	$153,927	$129,000	$327,917
Increases (decreases):
Net borrowings (repayments)	(39,172)	692	(1,119)	(1,227)	—	(1,000)	(41,826)
Accretion	—	—	—	—	3,461	—	3,461
Capital lease interest	—	—	196	—	—	—	196
Foreign currency exchange (gain) loss	8	(115)	(476)	—	—	—	(583)

Balance at June 30, 2010	—	669	3,108	—	157,388	128,000	289,165

Less — current maturities	—	(590)	(1,835)	—	—	(1,900)	(4,325)

Long-term obligations at June 30, 2010	$—	$79	$1,273	$—	$157,388	$126,100	$284,840

In January 2010, the Company elected to redeem the remaining $1.2 million of outstanding 1.625% debentures at par. Contractual interest expense for the 1.625% convertible debentures was $1 thousand for the six months ended June 30, 2010. Contractual interest expense was $0.2 million and $0.5 million and discount accretion was $0.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively. The effective interest rate was 1.625% for the period the debentures were outstanding during 2010 and 7.1% for the three and six months ended June 30, 2009.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $17.6 million and $21.1 million as of June 30, 2010 and December 31, 2009, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $1.5 million and $3.1 million for the respective three- and six-month periods ended June 30, 2010 and 2009. Discount accretion was $1.7 million and $3.5 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2009, respectively. The effective interest rate was 8.4% for the three and six months ended June 30, 2010 and 2009.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2010, the Company had foreign currency forward contracts outstanding with a notional value of $41.3 million, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 4.1 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them.
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
Below are the tabular disclosures required for derivative instruments:

		Fair Values of Derivative
		Instruments
	Consolidated Balance		December 31,
(in thousands)	Sheet Location	June 30, 2010	2009
		Asset Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts - gross gains	Cash and cash equivalents	$113	$138
Foreign currency derivative contracts - gross losses	Cash and cash equivalents	(74)	(102)

Total		$39	$36

		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(198)	$(220)

Total derivatives		$(159)	$(184)

	Amount of Gain Recognized in		Amount of Gain Recognized in
	OCI on Derivative (Effective		OCI on Derivative (Effective
	Portion)		Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$353	$—	$830

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income on		Recognized in Income on
	Location of Gain (Loss)	Derivative		Derivative
	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Derivative	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(44)	$42	$99	$5
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	(41)	276	22	(293)

Total		$(85)	$318	$121	$(288)

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.
(8) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

2)	Through the epay Segment, the Company provides distribution of prepaid mobile airtime and other electronic payment products and collection services in Europe, the Middle East, Asia Pacific and North America.

3)	Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30, 2010
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$46,488	$137,689	$60,051	$—	$244,228

Operating expenses:
Direct operating costs	22,790	109,754	28,292	—	160,836
Salaries and benefits	6,863	7,154	13,886	3,545	31,448
Selling, general and administrative	4,116	7,429	8,666	1,639	21,850
Depreciation and amortization	4,486	3,822	4,967	277	13,552

Total operating expenses	38,255	128,159	55,811	5,461	227,686

Operating income (loss)	$8,233	$9,530	$4,240	$(5,461)	$16,542

	For the Three Months Ended June 30, 2009
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$45,592	$145,253	$57,769	$—	$248,614

Operating expenses:
Direct operating costs	19,656	117,342	28,055	—	165,053
Salaries and benefits	7,443	6,793	13,103	3,746	31,085
Selling, general and administrative	4,157	5,409	8,847	2,498	20,911
Depreciation and amortization	4,537	3,598	5,083	323	13,541

Total operating expenses	35,793	133,142	55,088	6,567	230,590

Operating income (loss)	$9,799	$12,111	$2,681	$(6,567)	$18,024

	For the Six Months Ended June 30, 2010
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$95,054	$283,069	$116,108	$—	$494,231

Operating expenses:
Direct operating costs	46,718	225,353	54,626	—	326,697
Salaries and benefits	13,104	15,479	28,083	6,954	63,620
Selling, general and administrative	7,870	12,660	17,610	2,903	41,043
Depreciation and amortization	9,410	7,977	10,057	656	28,100

Total operating expenses	77,102	261,469	110,376	10,513	459,460

Operating income (loss)	$17,952	$21,600	$5,732	$(10,513)	$34,771

	For the Six Months Ended June 30, 2009
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$91,798	$279,776	$110,737	$—	$482,311

Operating expenses:
Direct operating costs	38,611	226,377	53,613	—	318,601
Salaries and benefits	14,455	13,217	24,923	7,086	59,681
Selling, general and administrative	8,304	9,951	17,662	4,062	39,979
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	8,719	7,244	9,845	636	26,444

Total operating expenses	70,089	256,789	115,927	11,784	454,589

Operating income (loss)	$21,709	$22,987	$(5,190)	$(11,784)	$27,722

(9) FAIR VALUE MEASUREMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2014 and revolving credit agreements approximate fair values because interest is based on London Inter-Bank Offered Rate (“LIBOR”) that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	June 30, 2010		December 31, 2009
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	(157,388)	(160,125)	(153,927)	(162,313)
Foreign currency derivative contracts	39	39	36	36
Embedded derivative in foreign lease	(198)	(198)	(220)	(220)
1.625% convertible senior debentures, unsecured, due 2024	—	—	(1,227)	(1,224)
The Company’s assets and liabilities recorded at fair value on a recurring basis using significant other observable inputs are the foreign currency derivative contracts and the embedded derivative in foreign lease. The Company values foreign currency derivative contracts using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
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

(10) GUARANTEES
As of June 30, 2010, the Company had $53.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $10.1 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2010, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $18.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.0 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2010, the balance of ATM network cash for which the Company was responsible was approximately $230 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2010 or December 31, 2009.
(11) INCOME TAXES
The Company’s effective tax rates for continuing operations were 136.2% and 28.7% for the three-month periods ended June 30, 2010 and 2009, respectively, and were 81.1% and 74.6% for the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods and by the goodwill and acquired intangible assets impairment charge in the first quarter of 2009. Excluding foreign currency exchange results and the impairment charge from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 36.2% and 46.8% for the three months ended June 30, 2010 and 2009, respectively, and 39.0% and 44.1% for the six months ended June 30, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the second quarter of 2010 compared to the applicable statutory rate of 35% is primarily related to the Company’s U.S. tax position. For the three- and six-month periods ended June 30, 2010, the Company has recorded a valuation allowance against its U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by the Company’s U.S. entities has not been recognized in these periods. For the second quarter of 2010, this increase was partly offset by a $1.0 million adjustment to the reserve related to deferred tax assets generated from prior U.S. net operating losses. Additionally, the effective tax rate for the first half of 2010 is lower due to a $0.8 million adjustment related to a foreign tax law change.
(12) CONTINGENCIES
In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into possible price collusion related to money transmission services to the Dominican Republic (“D.R.”) during the period from January 1, 2004 to the date of the subpoena. The Company acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. CES foreign exchange transactions between the U.S and the D.R. generated approximately 0.3% of the Company’s 2009 consolidated revenues. The Company and CES are fully cooperating with the DOJ in its investigation.
The Company believes that, during the period covered by the DOJ investigation, CES generally derived part of its charge for exchanging U.S. dollars into D.R. pesos from a reference rate recommended by ADEREDI, a trade association in the D.R. composed of a CES subsidiary and other D.R. money transfer firms. The Company further believes, however, that CES set its own service fee on the D.R. transactions and its overall transaction price to customers. Customers were also free during this time period to use CES and other firms to transmit dollars into the D.R., without conversion into D.R. pesos, and the Company believes such transmissions occurred with increasing frequency over the course of this time period.
At this time, the Company is unable to predict the outcome of the DOJ investigation, or, if charges were to be brought against CES, the possible range of loss, if any, associated with the resolution of any such charges. Nor can the Company predict any potential effect on the Company’s business, results of operations or financial condition arising from such charges or potential collateral consequences, which could include fines, penalties, limitations on or revocation of CES’s license to engage in the money transfer business in one or more states, and civil liability. In addition, the Company has incurred and may continue to incur significant fees and expenses in connection with the DOJ investigation and related matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products; and global consumer money transfer services. As of June 30, 2010, we operate in the following three principal business segments:
•	The EFT Processing Segment, which processes transactions for a network of 10,408 ATMs and approximately 57,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	The epay Segment, which provides distribution of prepaid mobile airtime and other electronic payment products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 515,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific and North America.

•	The Money Transfer Segment, which provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. The Money Transfer Segment originates and terminates transactions through a network of approximately 104,400 locations, which include sending agents and Company-owned stores, and an extensive correspondent network in 120 countries. Bill payment services are offered primarily in the U.S.
We have six processing centers in Europe, two in Asia Pacific and two in North America. We have 25 principal offices in Europe, seven in North America, six in Asia Pacific and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each business segment’s sources of revenue are described below.
EFT Processing Segment – Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the first half of 2010, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing debit and credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
epay Segment – Revenues in the epay Segment, which represented approximately 57% of total consolidated revenues for the first half of 2010, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, prepaid vouchers, transport payments, lottery payments, bill payment, money transfer and prepaid content such as music and games.
Money Transfer Segment – Revenues in the Money Transfer Segment, which represented approximately 24% of total consolidated revenues for the first half of 2010, are primarily derived from charging a transaction fee and retaining the difference between the price of foreign currency purchased at wholesale exchange rates and sold to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for prepaid content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the level of commission that is paid to the various intermediaries in the prepaid distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations; and

•	the availability of financing for further expansion.
Money Transfer Segment – The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	our ability to continue to successfully integrate RIA with our other operations; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.
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
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and six-month periods ended June 30, 2010 and 2009 are summarized in the tables below:

			Year-over-Year Change
	Revenues for the Three		Increase	Increase	Revenues for the Six		Year-over-Year Change
	Months Ended June 30,		(Decrease)	(Decrease)	Months Ended June 30,		Increase	Increase
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
EFT Processing	$46,488	$45,592	$896	2%	$95,054	$91,798	$3,256	4%
epay	137,689	145,253	(7,564)	(5)%	283,069	279,776	3,293	1%
Money Transfer	60,051	57,769	2,282	4%	116,108	110,737	5,371	5%

Total	$244,228	$248,614	$(4,386)	(2)%	$494,231	$482,311	$11,920	2%

	Operating Income (Loss)		Year-over-Year Change		Operating Income (Loss)		Year-over-Year Change
	for the Three Months		Increase	Increase	for the Six Months Ended		Increase	Increase
	Ended June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
EFT Processing	$8,233	$9,799	$(1,566)	(16)%	$17,952	$21,709	$(3,757)	(17)%
epay	9,530	12,111	(2,581)	(21)%	21,600	22,987	(1,387)	(6)%
Money Transfer	4,240	2,681	1,559	58%	5,732	(5,190)	10,922	n/m

Total	22,003	24,591	(2,588)	(11)%	45,284	39,506	5,778	15%

Corporate services	(5,461)	(6,567)	1,106	(17)%	(10,513)	(11,784)	1,271	(11)%

Total	$16,542	$18,024	$(1,482)	(8)%	$34,771	$27,722	$7,049	25%

n/m	- Not meaningful.

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was weaker during the first half of 2010 than it was in the first half of 2009. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first half of 2010 are positively impacted by the weaker U.S. dollar. For the second quarter of 2010, the U.S. dollar was weaker than some currencies of the foreign countries in which we operate and was stronger than others compared to the second quarter of 2009. Considering the results by country and the associated functional currency, we estimate that our operating income for the first half of 2010 benefitted by approximately 8% when compared to the first half of 2009 as a result of changes in foreign currency exchange rates. The impact of changes in foreign currency exchange rates on our consolidated operating income was negligible for the second quarter of 2010 compared to the second quarter of 2009. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three- and six-month periods ended June 30, 2010 and 2009. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the second quarter and first half of 2009 to the second quarter and first half of 2010 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate		Increase	Average Translation Rate
	Three Months Ended	Three Months Ended	(Decrease)	Six Months Ended	Six Months Ended	Increase
Currency	June 30, 2010	June 30, 2009	Percent	June 30, 2010	June 30, 2009	Percent
Australian dollar	$0.8834	$0.7615	16%	$0.8932	$0.7133	25%
British pound	$1.4916	$1.5521	(4)%	$1.5257	$1.4953	2%
euro	$1.2739	$1.3633	(7)%	$1.3286	$1.3346	—
Hungarian forint	$0.0047	$0.0048	(2)%	$0.0049	$0.0046	7%
Indian rupee	$0.0220	$0.0206	7%	$0.0219	$0.0204	7%
Polish zloty	$0.3182	$0.3073	4%	$0.3327	$0.2992	11%
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 for our EFT Processing Segment:

			Year-over-Year Change				Year-over-Year Change
	Three Months Ended		Increase	Increase	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$46,488	$45,592	$896	2%	$95,054	$91,798	$3,256	4%

Operating expenses:
Direct operating costs	22,790	19,656	3,134	16%	46,718	38,611	8,107	21%
Salaries and benefits	6,863	7,443	(580)	(8)%	13,104	14,455	(1,351)	(9)%
Selling, general and administrative	4,116	4,157	(41)	(1)%	7,870	8,304	(434)	(5)%
Depreciation and amortization	4,486	4,537	(51)	(1)%	9,410	8,719	691	8%

Total operating expenses	38,255	35,793	2,462	7%	77,102	70,089	7,013	10%

Operating income	$8,233	$9,799	$(1,566)	(16)%	$17,952	$21,709	$(3,757)	(17)%

Transactions processed (millions)	197.3	174.3	23.0	13%	384.7	327.6	57.1	17%
ATMs as of June 30	10,408	9,336	1,072	11%	10,408	9,336	1,072	11%
Average ATMs	10,370	9,280	1,090	12%	10,288	9,339	949	10%

Revenues
Our revenues for the first half of 2010 increased when compared to the first half of 2009 primarily due to the increased transaction fees in Germany, growth in transaction volumes on Cashnet – Euronet’s shared ATM network in India, and the impact of the weaker U.S. dollar. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the weaker U.S. dollar. These increases were partly offset by contract termination fees totaling $4.4 million during the first quarter of 2009, reductions in interchange fee revenues in Poland beginning in the second quarter of 2010 and by a decrease in revenues from our software business, mainly due to the sale of a significant license during the first quarter of 2009 to an entity in which Euronet has a 10% stake.
Average monthly revenue per ATM was $1,494 for the second quarter and $1,540 for the first half of 2010, compared to $1,638 for the second quarter and first half of 2009. The decrease in the second quarter of 2010 from the same period in 2009 is primarily due to the reduction in Visa Europe and MasterCard interchange fee revenues in Poland that took effect in the second quarter of 2010. The decrease in the first half of 2010 from the same period in 2009 was also impacted by the non-recurring contract termination fees discussed above. Revenue per transaction was $0.24 for the second quarter and $0.25 for the first half of 2010, compared to $0.26 for the second quarter and $0.28 for the first half of 2009. These decreases are primarily the result of the reduction in interchange fee revenues and the non-recurring contract termination fees discussed above, as well as the growth of Cashnet transactions which generate lower revenues per transaction than those on owned or outsourced ATMs. Partly offsetting these decreases are the increase in transaction fees in Germany and the impact of the weaker U.S. dollar. We were able to increase transaction fees in Germany beginning in mid-2009, but we are uncertain if we will be able to maintain the current rates.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating costs for the first half of 2010, compared to the first half of 2009, is attributed to the increase in the number of ATMs under operation and the impact of the weaker U.S. dollar.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, decreased to $23.7 million for the second quarter and $48.3 million for the first half of 2010 from $25.9 million for the second quarter and $53.2 million for the first half of 2009. These decreases are mainly attributable to the reduced interchange fees in Poland and the first quarter 2009 contract termination fee revenues discussed above. Partly offsetting these decreases are the increased transaction fees in Germany, growth in Cashnet transaction volumes and the impact of the weaker U.S. dollar. Gross profit as a percentage of revenues (“gross margin”) was 51% for the second quarter and first half of 2010 compared to 57% for the second quarter and 58% for the first half of 2009. The decrease in the second quarter gross margin is primarily due to the previously mentioned interchange fee revenue reductions while the decrease in the first half gross margin is also impacted by the $4.4 million contract termination fees discussed above.
Salaries and benefits
The decrease in salaries and benefits for the first half of 2010 compared to the first half of 2009 is primarily due to lower bonus expense related to reduced operating income, partly offset by the impact of the weaker U.S. dollar discussed above. As a percentage of revenues, these costs decreased to 14% of revenues for the first half of 2010 compared to 16% for the first half of 2009.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first half of 2010 compared to the first half of 2009 is due to general cost control measures, partly offset by the impact of the weaker U.S. dollar discussed above. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 8% for the first half of 2010 compared to 9% for the first half of 2009.
Depreciation and amortization
The increase in depreciation and amortization expense for the first half of 2010 compared to the first half of 2009 is due primarily to the growth in the number of ATMs and the impact of the weaker U.S. dollar described above. As a percentage of revenues, depreciation and amortization expense was 10% for the first half of 2010 compared to 9% for the first half of 2009.
Operating income
The decrease in operating income for the first half of 2010 compared to the first half of 2009 is primarily due to the reduced interchange fee revenues and the first quarter 2009 contract termination fees, partly offset by the increased transaction fees in Germany, growth in Cashnet volumes and the impact of the weaker U.S. dollar. Operating income as a percentage of revenues (“operating margin”) for the first half of 2010 was

19% compared to 24% for the first half of 2009. Operating income per transaction was $0.05 for the first half of 2010 compared to $0.07 for the first half of 2009.
EPAY SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 for our epay Segment:

			Year-over-Year Change				Year-over-Year Change
	Three Months Ended		Increase	Increase	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$137,689	$145,253	$(7,564)	(5)%	$283,069	$279,776	$3,293	1%

Operating expenses:
Direct operating costs	109,754	117,342	(7,588)	(6)%	225,353	226,377	(1,024)	—
Salaries and benefits	7,154	6,793	361	5%	15,479	13,217	2,262	17%
Selling, general and administrative	7,429	5,409	2,020	37%	12,660	9,951	2,709	27%
Depreciation and amortization	3,822	3,598	224	6%	7,977	7,244	733	10%

Total operating expenses	128,159	133,142	(4,983)	(4)%	261,469	256,789	4,680	2%

Operating income	$9,530	$12,111	$(2,581)	(21)%	$21,600	$22,987	$(1,387)	(6)%

Transactions processed (millions)	204.4	194.2	10.2	5%	404.2	378.5	25.7	7%
Revenues
The increase in revenues for the first half of 2010 compared to the first half of 2009 was primarily due to the impact of the weaker U.S. dollar in the first half of 2010 compared to the same period in 2009 relative to most of the currencies of the countries in which we operate, particularly the Australian dollar. Revenues also improved due to the increase, primarily in Germany, in total transactions processed. These increases were partly offset by mobile operator commission rate decreases in certain markets, declines in transactions processed in the U.K., Australia and Spain due to economic pressures, and changes in the mix of transactions to lower revenue transactions. The epay Segment offers different levels of service with associated differences in revenues and costs per transaction. In the second quarter of 2010, transactions processed increased, but a shift in the mix of transactions contributed to lower revenues. However, due to higher profit margins for these transactions, our gross profits remained constant. Additionally, the impact of the weaker U.S. dollar was less pronounced in the second quarter of 2010 than the first; therefore, the second quarter 2010 revenues benefitted less from the changes in foreign currency exchange rates and decreased compared to the second quarter 2009 revenues.
In certain more mature markets, such as the U.K., New Zealand and Spain, revenues have remained flat or declined because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and margins. We expect most of our future revenue growth in this segment to be derived from: (i) additional products sold over the base of prepaid processing terminals, (ii) developing markets or markets in which there is organic growth in the prepaid sector overall, (iii) continued conversion from scratch cards to electronic top-up in less mature markets, and (iv) acquisitions, if available.
Revenues per transaction were $0.67 for the second quarter and $0.70 for the first half of 2010 compared to $0.75 for the second quarter and $0.74 for the first half of 2009. The decreases in revenues per transaction are due mainly to the decrease in mobile operator commission rates and changes in the mix of transactions, particularly growth in India where revenues per transaction are considerably lower than average.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. The decrease in direct operating costs is generally attributable to the decrease in mobile operator commission revenues discussed above being largely passed on to retail merchants resulting in lower commission costs, and changes in the mix of transactions to more lower-cost transactions. This decrease was partly offset by the increase in transactions processed and the impact of the weaker U.S. dollar. The decrease in direct operating costs for the first half of 2010 was less than the decrease for the second quarter of 2010 because the impact of the weaker U.S. dollar was less pronounced in the second quarter of 2010 than in the first half of 2010.

Gross profit
Gross profit, which represents revenues less direct costs, was $27.9 million for the second quarter and $57.7 million for the first half of 2010 compared to $27.9 million for the second quarter and $53.4 million for the first half of 2009. The primary cause of the increase in gross profit for the first half of 2010 compared to the first half of 2009 is the impact of the weaker U.S. dollar, increased transaction volume in Germany and favorable product mix changes in the U.S., partly offset by the impact of mobile operator commission rate decreases, primarily in Australia, and transaction volume declines in the U.K. and Spain. Gross margin increased slightly to 20% for the second quarter and first half of 2010 compared to 19% for the same periods in 2009. Gross profit per transaction remained flat at $0.14 for the second quarter and first half of 2010 and 2009.
Salaries and benefits
The increase in salaries and benefits for the first half of 2010 compared to the first half of 2009 is primarily due to additional overhead to support development in new and growing markets, certain severance costs and the impact of the weaker U.S. dollar. As a percentage of revenues, salaries and benefits increased to 5.5% for the first half of 2010 from 4.7% for the first half of 2009.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first half of 2010 compared to the first half of 2009 is mainly due to the additional overhead to support development in new and growing markets, the impact of the weaker U.S. dollar, professional fees related to due diligence, recruiting and legal matters, and certain rebranding and marketing expenses incurred in the first half of 2010. As a percentage of revenues, these expenses increased to 4.5% for the first half of 2010 compared to 3.6% for the first half of 2009.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the first half of 2010 compared to the first half of 2009 mainly due to the growth in installed POS terminals in new and growing markets, primarily Italy, and the impact of the weaker U.S. dollar. As a percentage of revenues, these expenses increased slightly to 2.8% for the first half of 2010 from 2.6% for the first half of 2009.
Operating income
Operating margin was 6.9% for the second quarter and 7.6% for the first half of 2010 compared to 8.3% for the second quarter and 8.2% for the first half of 2009. Operating income per transaction was $0.05 for the second quarter and first half of 2010 compared to $0.06 for the second quarter and first half of 2009. The decreases in operating income, operating margin and operating income per transaction for the first half of 2010 compared to the first half of 2009 are mainly due to the increase in operating expenses discussed above, partly offset by the impact of the weaker U.S. dollar.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 for the Money Transfer Segment:

			Year-over-Year Change				Year-over-Year Change
	Three Months Ended		Increase	Increase	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$60,051	$57,769	$2,282	4%	$116,108	$110,737	$5,371	5%

Operating expenses:
Direct operating costs	28,292	28,055	237	1%	54,626	53,613	1,013	2%
Salaries and benefits	13,886	13,103	783	6%	28,083	24,923	3,160	13%
Selling, general and administrative	8,666	8,847	(181)	(2)%	17,610	17,662	(52)	—
Goodwill and acquired intangible assets impairment	—	—	—	n/m	—	9,884	(9,884)	n/m
Depreciation and amortization	4,967	5,083	(116)	(2)%	10,057	9,845	212	2%

Total operating expenses	55,811	55,088	723	1%	110,376	115,927	(5,551)	(5)%

Operating income (loss)	$4,240	$2,681	$1,559	58%	$5,732	$(5,190)	$10,922	n/m

Transactions processed (millions)	4.7	4.5	0.2	4%	9.0	8.5	0.5	6%

n/m	- Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction, as well as the difference between the price of foreign currency purchased at wholesale exchange rates and sold to customers at retail exchange rates. The increase in revenues for the first half of 2010 compared to revenues for the first half of 2009 is primarily due to the increase in the number of transactions processed. For the first half of 2010, money transfers to Mexico, which represented 22% of total money transfers, decreased by 12% while transfers to all other countries increased 12% when compared to the first half of 2009. The increase in transfers to countries other than Mexico is due to the expansion of our agent and correspondent payout networks in non-U.S. markets. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market, as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to impact the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share.
Revenues per transaction decreased to $12.78 for the second quarter and $12.90 for the first half of 2010 from $12.84 for the second quarter and $13.03 for the first half of 2009. The growth rate of revenues slightly lagged the transaction growth rate for the first half of 2010 largely as a result of lower average amount transferred per transaction. This decrease was partly offset by the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For the six months ended June 30, 2010, 62% of our money transfers were initiated in the U.S. and 38% in non-U.S. markets compared to 66% initiated in the U.S. and 34% in non-U.S. markets for the six months ended June 30, 2009. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from originating agents. The increase in direct operating costs in the first half of 2010 compared to the same period in 2009 is primarily due to the growth in transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $31.8 million for the second quarter and $61.5 million for the first half of 2010 compared to gross profit of $29.7 million for the second quarter and $57.1 million for the first half of 2009. The improvements are primarily due to the growth in money transfer transactions, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 53% for the second quarter and first half of 2010 compared to 51% for the second quarter and 52% for the first half of 2009. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources, partly offset by lower revenues per transaction.
Salaries and benefits
The increase in salaries and benefits for the first half of 2010 compared to the same period in 2009 is due to the increased expenditures we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, salaries and benefits increased to 24% for the first half of 2010 from 23% for the same period in 2009.
Selling, general and administrative
Selling, general and administrative expenses for the first half of 2010 were nearly unchanged compared to the first half of 2009, primarily as the result of our ability to leverage fixed operating costs while expanding the business. As a percentage of revenues, selling, general and administrative expenses decreased to 15% for the first half of 2010 from 16% for the same period in 2009.
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
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the second quarter and first half of 2010, depreciation and amortization has remained relatively flat compared to the same periods in 2009, reflecting a shift in achieving expansion more through agents which requires less capital expenditures than expansion from adding company stores. As a percentage of revenues, depreciation and amortization remained flat at 9% for the first half of 2010 and 2009.
Operating income (loss)
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first half of 2010 increased $1.0 million compared to the first half of 2009. This increase reflects the growth in transactions processed, the shift in transactions to non-U.S. markets, the addition of new products and the leveraging of fixed costs, partly offset by increased salaries and benefits expenses to expand internationally. Operating margin, excluding the goodwill and acquired intangible assets impairment charge, increased to 5% for the first half of 2010 from 4% for the same period in 2009.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2010 and 2009 for Corporate Services:

							Year-over-Year Change
	Three Months Ended		Year-over-Year Change		Six Months Ended		Increase	Increase
	June 30,		Decrease	Decrease	June 30,		(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Salaries and benefits	$3,545	$3,746	$(201)	(5)%	$6,954	$7,086	$(132)	(2)%
Selling, general and administrative	1,639	2,498	(859)	(34)%	2,903	4,062	(1,159)	(29)%
Depreciation and amortization	277	323	(46)	(14)%	656	636	20	3%

Total operating expenses	$5,461	$6,567	$(1,106)	(17)%	$10,513	$11,784	$(1,271)	(11)%

Corporate operating expenses
Operating expenses for Corporate Services decreased for the first half of 2010 compared to the first half of 2009. The decrease in salaries and benefits is primarily the result of lower incentive compensation accruals, largely offset by higher salaries and share-based compensation. The increase in share-based compensation is due to the reversal of expense related to certain performance-based awards during the first half of 2009. The decrease in selling, general and administrative expenses is due mainly to lower legal and acquisition-related professional fees.
OTHER INCOME (EXPENSE)

	Three Months Ended				Six Months Ended
	June 30,		Year-over-Year Change		June 30,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Interest income	$572	$885	$(313)	(35)%	$1,127	$1,854	$(727)	(39)%
Interest expense	(5,031)	(6,653)	1,622	(24)%	(9,985)	(13,720)	3,735	(27)%
Income from unconsolidated affiliates	447	516	(69)	(13)%	1,001	1,034	(33)	(3)%
Loss on early retirement of debt	—	(150)	150	(100)%	—	(253)	253	(100)%
Foreign currency exchange gain (loss), net	(9,341)	9,650	(18,991)	n/m	(14,423)	(941)	(13,482)	n/m

Other income (expense), net	$(13,353)	$4,248	$(17,601)	n/m	$(22,280)	$(12,026)	$(10,254)	n/m

n/m	- Not meaningful.
Interest income
The decrease in interest income for the second quarter and first half of 2010 from the second quarter and first half of 2009 is primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during the respective periods.
Interest expense
The decrease in interest expense for the second quarter and first half of 2010 from the second quarter and first half of 2009 is primarily related to the reductions in debt from scheduled and early repayments on our term loan and repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decrease in interest expense is also due to lower interest rates on our floating-rate debt obligations in the second quarter and first half of 2010 compared to the same periods in 2009.

Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East. The decrease in income is mainly the result of lower profitability of Euronet Middle East largely offset by improved profitability of epay Malaysia.
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
We recorded net foreign currency exchange losses of $9.3 million and $14.4 million in the second quarter and first half of 2010, respectively, compared to a net foreign currency gain of $9.7 million in the second quarter of 2009 and a $0.9 million loss in the first half of 2009. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.
INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Income from continuing operations before income taxes	$3,189	$22,272	$12,491	$15,696
Income tax expense	4,344	6,397	10,131	11,714

Income (loss) from continuing operations	$(1,155)	$15,875	$2,360	$3,982

Effective income tax rate	136.2%	28.7%	81.1%	74.6%

Income from continuing operations before income taxes	$3,189	$22,272	$12,491	$15,696
Adjust: Foreign currency exchange gain (loss), net	(9,341)	9,650	(14,423)	(941)
Adjust: Goodwill and acquired intangible assets impairment	—	—	—	(9,884)

Income from continuing operations before income taxes, as adjusted	$12,530	$12,622	$26,914	$26,521

Income tax expense	$4,344	$6,397	$10,131	$11,714
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	(193)	485	(376)	14

Income tax expense, as adjusted	$4,537	$5,912	$10,507	$11,700

Effective income tax rate, as adjusted	36.2%	46.8%	39.0%	44.1%

Our effective tax rates for continuing operations were 136.2% and 28.7% for the three-month periods ended June 30, 2010 and 2009, respectively, and were 81.1% and 74.6% for the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods and by the goodwill and acquired intangible assets impairment charge in the first quarter of 2009. Excluding foreign currency exchange results and the impairment charge from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 36.2% and 46.8% for the three months ended June 30, 2010 and 2009, respectively, and 39.0% and 44.1% for the six months ended June 30, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the second quarter of 2010 compared to the applicable statutory rate of 35% is primarily related to our U.S. tax position. For the three- and six-month periods ended June 30, 2010, we have recorded a valuation allowance against our U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized in these periods. For the second quarter of 2010, this increase was partly offset by a $1.0 million adjustment to the reserve related to deferred tax assets generated from prior U.S. net operating losses. Additionally, the effective tax rate for the first half of 2010 is lower due to a $0.8 million adjustment related to a foreign tax law change.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.
OTHER
Discontinued operations, net
During the fourth quarter of 2009, we sold Essentis in order to focus our investments and resources on our transaction processing businesses. Accordingly, Essentis’s results of operations are shown as discontinued operations in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.3 million for the second quarter and $1.0 million for the first half of 2010 compared to $0.5 million for the second quarter and $0.8 million for the first half of 2009. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned. Our subsidiaries which are not wholly-owned are summarized in the table below:

	Percent
Subsidiary	Owned	Segment - Country
Movilcarga	80%	epay — Spain
e-pay SRL	51%	epay — Italy
ATX	51%	epay — various
Euronet China	75%	EFT — China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net loss attributable to Euronet Worldwide, Inc. was $1.5 million for the second quarter of 2010 and net income attributable to Euronet Worldwide, Inc. was $1.3 million for the first half of 2010 compared to net income of $15.5 million for the second quarter and $3.2 million for the first half of 2009. As more fully discussed above, the decrease of $1.9 million for the first half of 2010 as compared to the same period in 2009 was primarily the result of the $13.5 million increase in foreign currency exchange losses, partly offset by the $7.0 increase in operating income which is largely the result of the $9.9 million goodwill and acquired intangible assets impairment charge in the first half of 2009. Additionally, net interest expense decreased $3.0 million and income tax expense decreased $1.6 million in the first half of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2010, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $149.3 million, compared to working capital of $167.0 million as of December 31, 2009. Our ratio of current assets to current liabilities was 1.33 as of June 30, 2010, compared to 1.34 as of December 31, 2009. The decrease in working capital was primarily due to the use of cash to reduce revolving credit facility borrowings.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of June 30, 2010, working capital in the Money Transfer Segment was $60.5 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $88.0 million for the first half of 2010 compared to $50.0 million for the first half of 2009. The increase is primarily due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, in addition to payments made in the first half of 2009 to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Investing activity cash flow
Cash flows used in investing activities were $14.6 million for the first half of 2010, compared to $28.4 million for the first half of 2009. Our investing activities included $12.4 million and $16.8 million for purchases of property and equipment in the first half of 2010 and 2009, respectively. Additionally, the first half of 2009 included $10.0 million in cash used for acquisitions. Finally, cash used for software development and other investing activities totaled $2.1 million in the first half of 2010 and $1.6 million in the first half of 2009.
Financing activity cash flow
Cash flows used in financing activities were $42.3 million during the first half of 2010 compared to $44.4 million during the first half of 2009. Our financing activities for the first half of 2010 consisted primarily of net repayments of debt obligations of $42.7 million compared to $42.1 million for the first half of 2009. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first half of 2010 we had a total of $108.0 million in borrowings and $147.2 million in repayments under our revolving credit facility. During the first half of 2010, we paid $2.2 million for repayments and early retirements of debt obligations and $1.3 million for capital lease obligations. Additionally, we paid $1.7 million and $2.4 million of dividends to noncontrolling interests stockholders in the first half of 2010 and 2009, respectively.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility – In connection with completing the April 2007 acquisition of RIA, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the seven-year term. We have prepaid amounts on this loan and we estimate that we will be able to repay the remaining $128.0 term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
The revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our Consolidated EBITDA ratio as defined in the Credit Facility agreement. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of June 30, 2010, we had borrowings of $128.0 million outstanding under the term loan. We had no borrowings and $35.9 million of stand-by letters of credit outstanding under the revolving credit facility. The remaining $64.1 million under the revolving credit facility was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of June 30, 2010, our weighted average interest rate was 2.3% under the term loan, excluding amortization of deferred financing costs.

Short-term debt obligations – Short-term debt obligations at June 30, 2010 were primarily comprised of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $0.6 million outstanding under these facilities as of June 30, 2010.
We believe that the short-term debt obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt– We have $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates.
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
Capital expenditures and needs– Total capital expenditures for the first half of 2010 were $12.8 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2010 are currently estimated to be approximately $30 million to $40 million.
In the epay Segment, approximately 107,000 of the approximately 515,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
ATM outsourcing agreements – Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs may result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes six to twelve months or longer. Increasing consolidation in the banking industry could make this process less predictable.

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
OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2010, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2010. See also Note 10, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of June 30, 2010, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, is the $39.2 million net reduction of debt under our revolving credit facilities.
FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions; technological developments affecting the market for our products and services; foreign currency exchange fluctuations; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, and those referred to above and as set forth and more fully described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2010, our total debt outstanding was $289.2 million. Of this amount, $157.4 million, or 54% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of June 30, 2010, the fair value of our fixed rate convertible debentures was $160.1 million, compared to a carrying value of $157.4 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $13.8 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $3.1 million, or 1% of our total debt obligations, relate to capitalized leases with fixed payment and interest terms that expire between 2010 and 2014.
The remaining $128.7 million, or 45% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.2 million. This computation excludes the potential additional $150.0 million under the term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short term interest rates.
Foreign currency exchange rate risk
For the first half of 2010, 76% of our revenues were generated in non-U.S. dollar countries compared to 74% for the first half of 2009. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar and Polish zloty. As of June 30, 2010, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $20 million to $30 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $40 million to $50 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2010, we had foreign currency forward contracts outstanding with a notional value of $41.3 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 4.1 days. The fair value of these forward contracts as of June 30, 2010 was an unrealized gain of less than $0.1 million, which was partially offset by the unrealized loss on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is from time to time a party to litigation arising in the ordinary course of its business.
Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated in our subsequent filings with the SEC before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended June 30, 2010, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 876 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares (all purchases occurred during May 2010):

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
	Shares	Per Share	Plans or	Under the Plans or
Period	Purchased	(1)	Programs	Programs
May 1 - May 31	876	$14.67	—	—

Total	876	$14.67	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.
ITEM 5. OTHER INFORMATION
In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly-owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into possible price collusion related to money transmission services to the Dominican Republic (“D.R.”) during the period from January 1, 2004 to the date of the subpoena. We acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. CES foreign exchange transactions between the U.S and the D.R. generated approximately 0.3% of our 2009 consolidated revenues. The Company and CES are fully cooperating with the DOJ in its investigation.
We believe that, during the period covered by the DOJ investigation, CES generally derived part of its charge for exchanging U.S. dollars into D.R. pesos from a reference rate recommended by ADEREDI, a trade association in the D.R. composed of a CES subsidiary and other D.R. money transfer firms. We further believe, however, that CES set its own service fee on the D.R. transactions and its overall transaction price to customers. Customers were also free during this time period to use CES and other firms to transmit dollars into the D.R., without conversion into D.R. pesos, and we believe such transmissions occurred with increasing frequency over the course of this time period.
At this time, we are unable to predict the outcome of the DOJ investigation, or, if charges were to be brought against CES, the possible range of loss, if any, associated with the resolution of any such charges. Nor can we predict any potential effect on our business, results of operations or financial condition arising from such charges or potential collateral consequences, which could include fines, penalties, limitations on or revocation of CES’s license to engage in the money transfer business in one or more states, and civil liability. In addition, we have incurred and may continue to incur significant fees and expenses in connection with the DOJ investigation and related matters.

ITEM 6. EXHIBITS
a) Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
    EXHIBITS
    Exhibit Index

Exhibit	Description

10.1	Employment Agreement dated March 8, 2010 between Euronet Worldwide, Inc. and Charles T. Piper (1)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 – Certification of Chief Executive Officer (1)

31.2	Section 302 – Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101	The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and 2009, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. (3)

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for puposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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
August 5, 2010
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN

Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER

Rick L. Weller
Chief Financial Officer