Form 10-Q
period 2010-09-30
EURONET WORLDWIDE INC
filed 2010-11-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 31, 2010 was 50,820,636 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	34
PART II—OTHER INFORMATION	34
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS	36
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,709	$183,528
Restricted cash	102,205	73,148
Inventory — PINs and other	58,520	87,661
Trade accounts receivable, net of allowances for doubtful accounts of $15,117 at September 30, 2010 and $13,909 at December 31, 2009	266,095	282,905
Prepaid expenses and other current assets	40,391	31,344

Total current assets	645,920	658,586

Property and equipment, net of accumulated depreciation of $165,542 at September 30, 2010 and $153,255 at December 31, 2009	93,673	96,592
Goodwill	518,698	504,650
Acquired intangible assets, net of accumulated amortization of $104,261 at September 30, 2010 and $88,924 at December 31, 2009	105,252	112,948
Other assets, net of accumulated amortization of $19,786 at September 30, 2010 and $16,866 at December 31, 2009	46,854	39,903

Total assets	$1,410,397	$1,412,679

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$282,674	$228,768
Accrued expenses and other current liabilities	196,389	225,474
Current portion of capital lease obligations	2,877	2,510
Short-term debt obligations and current maturities of long-term debt obligations	2,498	3,127
Income taxes payable	15,900	18,379
Deferred revenue	9,050	13,320

Total current liabilities	509,388	491,578
Debt obligations, net of current portion	284,865	320,283
Capital lease obligations, net of current portion	2,142	1,997
Deferred income taxes	25,445	23,854
Other long-term liabilities	8,532	8,464

Total liabilities	830,372	846,176

Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,294,128 issued at September 30, 2010 and 51,101,833 issued at December 31, 2009	1,026	1,022
Additional paid-in-capital	749,178	740,990
Treasury stock, at cost, 480,292 shares at September 30, 2010 and 241,644 shares at December 31, 2009	(5,240)	(1,483)
Accumulated deficit	(180,831)	(203,139)
Restricted reserve	994	1,013
Accumulated other comprehensive income	7,842	20,566

Total Euronet Worldwide, Inc. stockholders’ equity	572,969	558,969
Noncontrolling interests	7,056	7,534

Total equity	580,025	566,503

Total liabilities and equity	$1,410,397	$1,412,679

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
EFT Processing Segment	$49,098	$50,939	$144,152	$142,737
epay Segment	148,037	153,610	431,106	433,386
Money Transfer Segment	63,088	60,271	179,196	171,008

Total revenues	260,223	264,820	754,454	747,131

Operating expenses:
Direct operating costs	167,439	173,493	494,136	492,094
Salaries and benefits	35,007	34,733	98,627	94,414
Selling, general and administrative	23,226	20,069	64,269	60,048
Goodwill and acquired intangible assets impairment	—	—	—	9,884
Depreciation and amortization	14,289	14,440	42,389	40,884

Total operating expenses	239,961	242,735	699,421	697,324

Operating income	20,262	22,085	55,033	49,807

Other income (expense):
Interest income	831	644	1,958	2,498
Interest expense	(5,074)	(6,042)	(15,059)	(19,762)
Income from unconsolidated affiliates	34	474	1,035	1,508
Gain on dispute settlement	3,110	—	3,110	—
Gain on sale of investment securities	—	1,751	—	1,751
Loss on early retirement of debt	—	—	—	(253)
Foreign currency exchange gain (loss), net	8,956	7,766	(5,467)	6,825

Other income (expense), net	7,857	4,593	(14,423)	(7,433)

Income from continuing operations before income taxes	28,119	26,678	40,610	42,374
Income tax expense	(7,054)	(8,110)	(17,185)	(19,824)

Income from continuing operations	21,065	18,568	23,425	22,550

Discontinued operations, net	—	452	—	537

Net income	21,065	19,020	23,425	23,087
Less: Net income attributable to noncontrolling interests	(100)	(155)	(1,117)	(976)

Net income attributable to Euronet Worldwide, Inc.	$20,965	$18,865	$22,308	$22,111

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$0.41	$0.36	$0.44	$0.43
Discontinued operations	—	0.01	—	0.01

Total	$0.41	$0.37	$0.44	$0.44

Basic weighted average shares outstanding	50,872,551	50,560,371	50,862,725	50,426,113

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$0.41	$0.35	$0.43	$0.42
Discontinued operations	—	0.01	—	0.01

Total	$0.41	$0.36	$0.43	$0.43

Diluted weighted average shares outstanding	51,539,150	51,906,902	51,685,713	51,206,363

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$21,065	$19,020	$23,425	$23,087

Other comprehensive income (loss), net of tax:

Translation adjustment	50,448	15,887	(13,183)	34,010
Gain on investment securities	—	601	—	1,631
Reclassification adjustment related to sale of investment securities	—	(1,751)	—	(1,751)
Unrealized gain on interest rate swaps	—	—	—	830

Comprehensive income	71,513	33,757	10,242	57,807
Comprehensive income attributable to noncontrolling interests	(773)	(442)	(658)	(1,367)

Comprehensive income attributable to Euronet Worldwide, Inc.	$70,740	$33,315	$9,584	$56,440

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Net income	$23,425	$23,087

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,389	40,884
Share-based compensation	6,659	5,972
Unrealized foreign exchange (gain) loss, net	5,669	(6,763)
Non-cash impairment of goodwill and acquired intangible assets	—	9,884
Gain on dispute settlement	(3,110)	—
Gain on sale of investment securities	—	(1,751)
Deferred income taxes	(3,433)	(3,434)
Income from unconsolidated affiliates	(1,035)	(1,508)
Accretion of convertible debentures discount and amortization of debt issuance costs	6,561	8,578

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(3,465)	1,578
Restricted cash	(25,481)	55,403
Inventory — PINs and other	38,274	7,947
Trade accounts receivable	28,221	41,017
Prepaid expenses and other current assets	(9,373)	3,641
Trade accounts payable	29,466	(27,490)
Deferred revenue	(4,514)	(3,866)
Accrued expenses and other current liabilities	(39,605)	(26,321)
Changes in noncurrent assets and liabilities	(4,883)	(9,515)

Net cash provided by operating activities	85,765	117,343

Cash flows from investing activities:
Acquisitions, net of cash acquired	(24,418)	(10,262)
Purchases of property and equipment	(21,075)	(26,203)
Purchases of other long-term assets	(3,287)	(1,726)
Proceeds from sale of investment securities	—	2,981
Other, net	2,074	(161)

Net cash used in investing activities	(46,706)	(35,371)

Cash flows from financing activities:
Proceeds from issuance of shares	1,458	1,957
Borrowings from revolving credit agreements classified as non-current liabilities	119,000	296,400
Repayments of revolving credit agreements classified as non-current liabilities	(158,172)	(311,165)
Repayments of long-term debt obligations	(2,727)	(27,558)
Repayments of capital lease obligations	(1,876)	(4,438)
Cash dividends paid to noncontrolling interests stockholders	(1,676)	(2,413)
Other, net	437	(793)

Net cash used in financing activities	(43,556)	(48,010)

Effect of exchange rate changes on cash and cash equivalents	(322)	5,744

Increase (decrease) in cash and cash equivalents	(4,819)	39,706
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009)	183,528	181,893

Cash and cash equivalents at end of period (includes cash of discontinued operations of $1,389 in 2009)	$178,709	$221,599

Interest paid during the period	$6,952	$8,754
Income taxes paid during the period	20,056	23,199
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is an industry leader in processing secure electronic financial transactions in three principal operating segments. Euronet’s EFT Processing Segment provides end-to-end solutions relating to operations of automated teller machine (“ATM”) and point-of-sale (“POS”) networks, and debit and credit card processing in Europe, the Middle East and Asia Pacific. The epay Segment is one of the world’s largest providers of “top-up” services for prepaid products, primarily prepaid mobile airtime, distributing these products in Europe, the Middle East, Asia Pacific, North America and South America. The Money Transfer Segment is comprised primarily of the Company’s RIA Envia, Inc. (“RIA”) subsidiary and its operating subsidiaries, which is one of the largest global money transfer companies based upon revenues and volumes. The Money Transfer Segment provides services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. See Note 9, Segment Information, for additional information about the Company’s operating segments.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations for the three- and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2009, including the notes thereto, set forth in the Company’s 2009 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain amounts in the prior year have been reclassified to conform to current period presentation.
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
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheets and consist of amounts owed by Euronet to money transfer recipients. As of September 30, 2010, the Company’s money transfer settlement obligations were $33.2 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,872,551	50,560,371	50,862,725	50,426,113
Incremental shares from assumed conversion of stock options and restricted stock	666,599	1,346,531	822,988	780,250

Diluted weighted average shares outstanding	51,539,150	51,906,902	51,685,713	51,206,363

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 2,360,000 and 2,350,000 for the three- and nine-month periods ended September 30, 2010, respectively, and of approximately 954,000 and 1,878,000 for the three- and nine-month periods ended September 30, 2009, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three- and nine-month periods ended September 30, 2010 and 2009. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the nine-month period ended September 30, 2010 and for the three- and nine-month periods ended September 30, 2009.
(4) ACQUISITIONS
Effective September 1, 2010, the Company acquired 98.8% of the common stock of Telecomnet, Inc. and its wholly-owned Brazilian operating subsidiary, which expands the Company’s epay operations into South America. The purchase price of approximately $44.5 million consists of $39.5 million paid from cash on hand and the $5.0 million fair value of contingent consideration. Pursuant to the terms of the Share Purchase and Sale Agreement, the Company may be required to pay the sellers additional consideration contingent upon the level of earnings achieved by Telecomnet, Inc. for 2010. Additionally, $4.9 million in cash is being held in escrow to secure certain obligations of the sellers under the Share Purchase and Sale Agreement. As of October 29, 2010, the Company executed a short-form merger, which effectively increased its ownership percentage to 100%. In the third quarter of 2010, the Company also acquired the net assets of a U.S.-based money transfer company for approximately $1.0 million in cash. The following table summarizes the fair values of the acquired net assets at the respective acquisition dates, which remain preliminary while management completes its valuation of the fair values of the net assets acquired:

(dollar amounts in thousands)	Estimated Life
Current assets		$33,831
Property and equipment	3 - 5 years	3,564
Customer relationships	8 years	11,492
Trademarks and trade names	2 years	837
Non-compete agreements	2 years	390
Goodwill	Indefinite	25,871
Other non-current assets		74

Fair value of assets		76,059

Current liabilities		(24,010)
Deferred income tax liability		(4,945)
Other non-current liabilities		(1,134)

Fair value of net assets		45,970

Noncontrolling interest		(538)

Net assets acquired		$45,432

Gain on dispute settlement
In the third quarter of 2010, the Company reached a settlement regarding a dispute with the sellers of RIA Envia, Inc. (“RIA”). The Company received 226,634 shares of Euronet stock that had been held in escrow related to the RIA acquisition. The $3.5 million fair value of the shares on the date of settlement was recorded as an addition to treasury stock and $3.1 million, net of settlement costs, was recorded as a non-operating gain.
(5) DISCONTINUED OPERATIONS
During the fourth quarter of 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, in order to focus its investments and resources on its transaction processing businesses. Accordingly, Essentis’s results of operations are shown as discontinued operations in the unaudited Consolidated Statements of Income. Previously, Essentis’s results were reported in the EFT Processing Segment. The segment results in Note 9, Segment Information, also reflect the classification of Essentis’s results in discontinued operations. The following amounts related to Essentis have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2009
Revenues	$2,288	$5,547
Income before income taxes	$646	$765
Net income	$452	$537

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2010 is presented below:

	Acquired		Total
	Intangible		Intangible
(in thousands)	Assets	Goodwill	Assets
Balance as of December 31, 2009	$112,948	$504,650	$617,598
Increases (decreases):
Acquisitions	12,719	25,871	38,590
Amortization	(17,066)	—	(17,066)
Other (primarily changes in foreign currency exchange rates)	(3,349)	(11,823)	(15,172)

Balance as of September 30, 2010	$105,252	$518,698	$623,950

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2010, is expected to total $23.4 million for 2010, $21.4 million for 2011, $18.8 million for 2012, $14.0 million for 2013, $11.2 million for 2014 and $6.1 million for 2015.
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
(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2010 is presented below:

				1.625%	3.50%
	Revolving			Convertible	Convertible
	Credit	Other Debt	Capital	Debentures	Debentures
(in thousands)	Facilities	Obligations	Leases	Due 2024	Due 2025	Term Loan	Total
Balance at December 31, 2009	$39,164	$92	$4,507	$1,227	$153,927	$129,000	$327,917
Increases (decreases):
Net borrowings (repayments)	(39,172)	398	349	(1,227)	—	(1,500)	(41,152)
Accretion	—	—	—	—	5,250	—	5,250
Capital lease interest	—	—	269	—	—	—	269
Foreign currency exchange (gain) loss	8	196	(106)	—	—	—	98

Balance at September 30, 2010	—	686	5,019	—	159,177	127,500	292,382

Less — current maturities	—	(598)	(2,877)	—	—	(1,900)	(5,375)

Long-term obligations at September 30, 2010	$—	$88	$2,142	$—	$159,177	$125,600	$287,007

In January 2010, the Company elected to redeem the remaining $1.2 million of outstanding 1.625% debentures at par. Contractual interest expense for the 1.625% convertible debentures was $1 thousand for the nine months ended September 30, 2010. Contractual interest expense was $0.2 million and $0.7 million and discount accretion was $0.6 million and $2.2 million for the three and nine months ended September 30, 2009, respectively. The effective interest rate was 1.625% for the period the debentures were outstanding during 2010 and 7.1% for the three and nine months ended September 30, 2009.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $15.8 million and $21.1 million as of September 30, 2010 and December 31, 2009, respectively. The discount will be amortized through

October 15, 2012. Contractual interest expense was $1.5 million and $4.6 million for the respective three- and nine-month periods ended September 30, 2010 and 2009. Discount accretion was $1.8 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2009, respectively. The effective interest rate was 8.4% for the three and nine months ended September 30, 2010 and 2009.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2010, the Company had foreign currency forward contracts outstanding with a notional value of $49.5 million, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 3.5 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
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
Below are the tabular disclosures required for derivative instruments:

		Fair Values of Derivative
		Instruments
	Consolidated Balance	September 30,	December 31,
(in thousands)	Sheet Location	2010	2009
Derivatives not designated as hedging instruments under ASC Topic 815

		Asset Derivatives

Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$32	$138
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(345)	(102)

Total		$(313)	$36

		Liability Derivatives

Embedded derivative in foreign lease	Other long-term liabilities	$(174)	$(220)

Total derivatives		$(487)	$(184)

	Amount of Gain Recognized in		Amount of Gain Recognized in
	OCI on Derivative (Effective		OCI on Derivative (Effective
	Portion)		Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$—	$—	$830

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income on		Recognized in Income on
		Derivative		Derivative
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
(in thousands)	on Derivative	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative Contracts	Foreign currency exchange gain (loss), net	$(2)	$5	$97	$10
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	24	50	46	(243)

Total		$22	$55	$143	$(233)

See Note 10, Fair Value Measurements, for the determination of the fair values of derivatives.
(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

2)	Through the epay Segment, the Company provides distribution of prepaid mobile airtime and other electronic payment products and collection services in Europe, the Middle East, Asia Pacific, North America and South America.

3)	Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$49,098	$148,037	$63,088	$—	$260,223

Operating expenses:
Direct operating costs	22,492	115,847	29,100	—	167,439
Salaries and benefits	7,055	8,600	14,924	4,428	35,007
Selling, general and administrative	4,152	7,619	10,191	1,264	23,226
Depreciation and amortization	4,894	4,173	5,148	74	14,289

Total operating expenses	38,593	136,239	59,363	5,766	239,961

Operating income (loss)	$10,505	$11,798	$3,725	$(5,766)	$20,262

	For the Three Months Ended September 30, 2009
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	Epay	Transfer	and Other	Consolidated
Total revenues	$50,939	$153,610	$60,271	$—	$264,820

Operating expenses:
Direct operating costs	21,973	123,423	28,097	—	173,493
Salaries and benefits	7,890	7,486	14,626	4,731	34,733
Selling, general and administrative	3,992	5,219	9,680	1,178	20,069
Depreciation and amortization	4,835	3,934	5,293	378	14,440

Total operating expenses	38,690	140,062	57,696	6,287	242,735

Operating income (loss)	$12,249	$13,548	$2,575	$(6,287)	$22,085

	For the Nine Months Ended September 30, 2010
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$144,152	$431,106	$179,196	$—	$754,454

Operating expenses:
Direct operating costs	69,210	341,200	83,726	—	494,136
Salaries and benefits	20,159	24,079	43,007	11,382	98,627
Selling, general and administrative	12,022	20,279	27,801	4,167	64,269
Depreciation and amortization	14,304	12,150	15,205	730	42,389

Total operating expenses	115,695	397,708	169,739	16,279	699,421

Operating income (loss)	$28,457	$33,398	$9,457	$(16,279)	$55,033

	For the Nine Months Ended September 30, 2009
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$142,737	$433,386	$171,008	$—	$747,131

Operating expenses:
Direct operating costs	60,584	349,800	81,710	—	492,094
Salaries and benefits	22,345	20,703	39,549	11,817	94,414
Selling, general and administrative	12,296	15,170	27,342	5,240	60,048
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	13,554	11,178	15,138	1,014	40,884

Total operating expenses	108,779	396,851	173,623	18,071	697,324

Operating income (loss)	$33,958	$36,535	$(2,615)	$(18,071)	$49,807

(10) FAIR VALUE MEASUREMENTS
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

	As of
	September 30, 2010		December 31, 2009
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	(159,177)	(171,392)	(153,927)	(162,313)
Foreign currency derivative contracts	(313)	(313)	36	36
Embedded derivative in foreign lease	(174)	(174)	(220)	(220)
1.625% convertible senior debentures, unsecured, due 2024	—	—	(1,227)	(1,224)
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
Certain assets are measured at fair value on a non-recurring basis. During the first quarter of 2009, the Company finalized the assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an impairment charge of $8.8 million as discussed in Note 6, Goodwill and Acquired Intangible Assets, Net. The fair values were determined using significant unobservable inputs. The $258.8 million fair value of goodwill was determined by calculating its implied fair value as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off the remaining net book value of the intangible asset of $1.1 million.

(11) GUARANTEES
As of September 30, 2010, the Company had $86.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $15.6 million are collateralized by cash deposits held by the respective issuing banks and $6.2 million are collateralized by trade accounts receivable.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2010, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $20.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $28.9 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2010, the balance of ATM network cash for which the Company was responsible was approximately $265 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2010 or December 31, 2009.
(12) INCOME TAXES
The Company’s effective tax rates for continuing operations were 25.1% and 30.4% for the three-month periods ended September 30, 2010 and 2009, respectively, and were 42.3% and 46.8% for the nine-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods and by the gain on dispute settlement in the third quarter of 2010, the gain on sale of investment securities in the third quarter of 2009 and the goodwill and acquired intangible assets impairment charge in the first quarter of 2009. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 43.0% and 46.3% for the three months ended September 30, 2010 and 2009, respectively, and 40.5% and 45.0% for the nine months ended September 30, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the three and nine months ended September 30, 2010 compared to the applicable statutory rate of 35% is primarily related to the Company’s U.S. tax position. For the three- and nine-month periods ended September 30, 2010, the Company has recorded a valuation allowance against its U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by the Company’s U.S. entities has not been recognized in these periods. The effective tax rate for the third quarter of 2010 is lower than that of the third quarter of 2009 because a greater portion of the Company’s income was earned in countries with lower tax rates during the third quarter of 2010 than during the same period in 2009. Also contributing to the decrease in the effective tax rate for the first nine months of 2010 compared to the same period in 2009 was a $1.0 million adjustment to the reserve related to deferred tax assets generated from prior U.S. net operating losses and a $0.8 million adjustment related to a foreign tax law change recorded in the first nine months of 2010.
(13) CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products; and global consumer money transfer services. As of September 30, 2010, we operate in the following three principal operating segments:
•	The EFT Processing Segment, which processes transactions for a network of 10,519 ATMs and approximately 56,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	The epay Segment, which provides distribution of prepaid mobile airtime and other electronic payment products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 541,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific, North America and South America.

•	The Money Transfer Segment, which provides global consumer-to-consumer money transfer and bill payment services through a sending network of agents and Company-owned stores primarily in North America and Europe, disbursing money transfers through a worldwide correspondent network. The Money Transfer Segment originates and terminates transactions through a network of approximately 104,900 locations, which include sending agents and Company-owned stores, and an extensive correspondent network in more than 120 countries. Bill payment services are offered primarily in the U.S.
We have six processing centers in Europe, two in Asia Pacific and two in North America. We have 26 principal offices in Europe, seven in North America, six in Asia Pacific, one in South America and one in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 77% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.
SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income based on ATM management fees, transaction fees and commissions, professional services, software licensing fees and software maintenance agreements. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the first nine months of 2010, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to banks for operating ATMs and processing debit and credit cards under outsourcing agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for software and sales of related hardware. Software license fees are the fees we charge to license our proprietary application software to customers. Professional service fees consist of charges for customization, installation and consulting services to customers. Software maintenance revenues represent the ongoing fees charged for maintenance and support for customers’ software products. Hardware sales are derived from the sale of computer equipment necessary for the respective software solution.
epay Segment — Revenues in the epay Segment, which represented approximately 57% of total consolidated revenues for the first nine months of 2010, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, prepaid gift cards, prepaid vouchers, transport payments, lottery payments, bill payment, money transfer and prepaid content such as music and games.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 24% of total consolidated revenues for the first nine months of 2010, are primarily derived from charging a transaction fee and retaining the difference between the price of foreign currency purchased at wholesale exchange rates and sold to consumers at retail exchange rates. We have an origination network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Origination and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
EFT Processing Segment - The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the ability to renew existing contracts at profitable rates;

•	the ability to maintain pricing at current levels;

•	the impact of reductions in interchange fees;

•	the ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
epay Segment — The continued expansion and development of the epay Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the ability to negotiate new agreements in additional markets with mobile phone operators, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for prepaid content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime;

•	the level of commission that is paid to the various intermediaries in the prepaid distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated prepaid products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our prepaid locations; and

•	the availability of financing for further expansion.
Money Transfer Segment — The expansion and development of our Money Transfer Segment business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	our ability to continue to successfully integrate RIA with our other operations; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.
Corporate Services, Eliminations and Other - In addition to operating in our principal operating segments described above, our “Corporate Services, Elimination and Other” category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including share-based compensation expense. These services are not directly identifiable with our operating segments.
SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and nine-month periods ended September 30, 2010 and 2009 are summarized in the tables below:

	Revenues for the Three				Revenues for the Nine
	Months Ended September				Months Ended September
	30,		Year-over-Year Change		30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
EFT Processing	$49,098	$50,939	$(1,841)	(4%)	$144,152	$142,737	$1,415	1%
epay	148,037	153,610	(5,573)	(4%)	431,106	433,386	(2,280)	(1%)
Money Transfer	63,088	60,271	2,817	5%	179,196	171,008	8,188	5%

Total	$260,223	$264,820	$(4,597)	(2%)	$754,454	$747,131	$7,323	1%

	Operating Income (Loss)				Operating Income (Loss)
	for the Three Months				for the Nine Months
	Ended September 30,		Year-over-Year Change		Ended September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
EFT Processing	$10,505	$12,249	$(1,744)	(14%)	$28,457	$33,958	$(5,501)	(16%)
Epay	11,798	13,548	(1,750)	(13%)	33,398	36,535	(3,137)	(9%)
Money Transfer	3,725	2,575	1,150	45%	9,457	(2,615)	12,072	n/m

Total	26,028	28,372	(2,344)	(8%)	71,312	67,878	3,434	5%

Corporate services	(5,766)	(6,287)	521	(8%)	(16,279)	(18,071)	1,792	(10%)

Total	$20,262	$22,085	$(1,823)	(8%)	$55,033	$49,807	$5,226	10%

n/m — Not meaningful.

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was stronger during the third quarter of 2010 than it was during the third quarter of 2009. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the third quarter of 2010 were negatively impacted by the stronger U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the third quarter of 2010 was approximately 5% less when compared to the third quarter of 2009 as a result of changes in foreign currency exchange rates. For the nine months ended September 30, 2010, our consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates compared to the nine months ended September 30, 2009. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three- and nine-month periods ended September 30, 2010 and 2009. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the third quarter and first nine months of 2009 to the third quarter and first nine months of 2010 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
			Increase	Nine Months	Nine Months	Increase
	Three Months Ended	Three Months Ended	(Decrease)	Ended September	Ended September	(Decrease)
Currency	September 30, 2010	September 30, 2009	Percent	30, 2010	30, 2009	Percent
Australian dollar	$0.9049	$0.8337	9%	$0.8971	$0.7534	19%
British pound	$1.5505	$1.6404	(5%)	$1.5340	$1.5437	(1%)
euro	$1.2921	$1.4298	(10%)	$1.3164	$1.3663	(4%)
Hungarian forint	$0.0046	$0.0053	(13%)	$0.0048	$0.0048	—
Indian rupee	$0.0216	$0.0207	4%	$0.0218	$0.0205	6%
Polish zloty	$0.3231	$0.3417	(5%)	$0.3295	$0.3134	5%
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 for our EFT Processing Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$49,098	$50,939	$(1,841)	(4%)	$144,152	$142,737	$1,415	1%

Operating expenses:
Direct operating costs	22,492	21,973	519	2%	69,210	60,584	8,626	14%
Salaries and benefits	7,055	7,890	(835)	(11%)	20,159	22,345	(2,186)	(10%)
Selling, general and administrative	4,152	3,992	160	4%	12,022	12,296	(274)	(2%)
Depreciation and amortization	4,894	4,835	59	1%	14,304	13,554	750	6%

Total operating expenses	38,593	38,690	(97)	—	115,695	108,779	6,916	6%

Operating income	$10,505	$12,249	$(1,744)	(14%)	$28,457	$33,958	$(5,501)	(16%)

Transactions processed (millions)	199.4	188.4	11.0	6%	584.1	516.0	68.1	13%
ATMs as of September 30	10,519	9,473	1,046	11%	10,519	9,473	1,046	11%
Average ATMs	10,492	9,433	1,059	11%	10,356	9,370	986	11%

Revenues
Our revenues for the first nine months of 2010 increased slightly when compared to the first nine months of 2009 primarily due to additional ATMs under management in Poland and India, increased transaction fees in Germany and the growth in transaction volumes on Cashnet – Euronet’s shared ATM network in India. These increases were partly offset by contract termination fees totaling $4.4 million during the first quarter of 2009 and reductions in interchange fee revenues in Poland beginning in the second quarter of 2010. The decrease in revenues for the third quarter of 2010 from the third quarter of 2009 was also influenced by the impact of the stronger U.S. dollar.
Average monthly revenue per ATM was $1,560 for the third quarter and $1,547 for the first nine months of 2010, compared to $1,800 for the third quarter and $1,693 for the first nine months of 2009. The decreases in the third quarter and first nine months of 2010 from the same periods in 2009 are primarily due to the reduction in Visa Europe and MasterCard interchange fee revenues in Poland that took effect in the second quarter of 2010. The decrease in the first nine months of 2010 from the same period in 2009 was also impacted by the non-recurring contract termination fees discussed above. Revenue per transaction was $0.25 for the third quarter and first nine months of 2010, compared to $0.27 for the third quarter and $0.28 for the first nine months of 2009. These decreases are primarily the result of the reduction in interchange fee revenues in Poland and the non-recurring contract termination fees discussed above, as well as the growth of Cashnet transactions which generate lower revenues per transaction than those on owned or outsourced ATMs. Partly offsetting these decreases for the nine months ended September 30, 2010 is the increase in transaction fees in Germany. We were able to increase transaction fees in Germany beginning in mid-2009; however, we expect to experience reductions in these fees beginning in 2011 as a result of market and regulatory factors. Accordingly, we expect that the EFT Processing Segment’s revenues and operating income will be reduced by approximately $10.0 million in 2011.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility related costs and other processing center related expenses. The increase in direct operating costs for the first nine months of 2010, compared to the first nine months of 2009, is attributed to the increase in the number of ATMs under management. The increase during the third quarter of 2010 from the third quarter of 2009 was partly offset by the impact of the stronger U.S. dollar.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $26.6 million for the third quarter and $74.9 million for the first nine months of 2010 compared to $29.0 million and $82.2 million for the same periods in 2009. The decrease for the third quarter of 2010 is primarily due to the reduced interchange fees in Poland and the impact of the stronger U.S. dollar, partly offset by gross profits from additional ATMs under management. The decrease for the first nine months of 2010 is mainly attributable to the reduced interchange fees in Poland and the first quarter 2009 contract termination fee revenues discussed above, partly offset by the increased transaction fees in Germany. Gross profit as a percentage of revenues (“gross margin”) was 54% for the third quarter and 52% for the first nine months of 2010 compared to 57% for the third quarter and 58% for the first nine months of 2009. The decreases are primarily due to the previously mentioned interchange fees revenue reductions. The $4.4 million contract termination fees discussed above also contributed to the decrease for the first nine months of 2010.
Salaries and benefits
The decrease in salaries and benefits for the first nine months of 2010 was primarily due to lower bonus expense related to reduced operating income. As a percentage of revenues, these costs decreased to 14.0% for the first nine months of 2010 compared to 15.7% for the first nine months of 2009.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first nine months of 2010 compared to the first nine months of 2009 is due to general cost control measures. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 8.3% for the first nine months of 2010 compared to 8.6% for the first nine months of 2009.
Depreciation and amortization
The increase in depreciation and amortization expense for the first nine months of 2010 compared to the first nine months of 2009 is due primarily to the growth in the number of ATMs. As a percentage of revenues, depreciation and amortization expense was 9.9% for the first nine months of 2010 compared to 9.5% for the first nine months of 2009.

Operating income
The decrease in operating income for the first nine months of 2010 compared to the first nine months of 2009 is primarily due to the reduced interchange fee revenues in Poland and the first quarter 2009 contract termination fees, partly offset by more ATMs under management and the increased transaction fees in Germany. Operating income as a percentage of revenues (“operating margin”) for the first nine months of 2010 was 19.7% compared to 23.8% for the first nine months of 2009. Operating income per transaction was $0.05 for the first nine months of 2010 compared to $0.07 for the first nine months of 2009.
EPAY SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 for our epay Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$148,037	$153,610	$(5,573)	(4%)	$431,106	$433,386	$(2,280)	(1%)

Operating expenses:
Direct operating costs	115,847	123,423	(7,576)	(6%)	341,200	349,800	(8,600)	(2%)
Salaries and benefits	8,600	7,486	1,114	15%	24,079	20,703	3,376	16%
Selling, general and administrative	7,619	5,219	2,400	46%	20,279	15,170	5,109	34%
Depreciation and amortization	4,173	3,934	239	6%	12,150	11,178	972	9%

Total operating expenses	136,239	140,062	(3,823)	(3%)	397,708	396,851	857	—

Operating income	$11,798	$13,548	$(1,750)	(13%)	$33,398	$36,535	$(3,137)	(9%)

Transactions processed (millions)	226.6	194.4	32.2	17%	630.8	572.9	57.9	10%
Revenues
The decrease in revenues for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to mobile operator commission rate decreases in certain markets, declines in the number of transactions processed in the U.K. and Spain due to economic pressures, and changes in the mix of transactions to lower revenue transactions. These decreases were partly offset by the increase in transactions processed in Germany, Italy, India and our ATX subsidiary, and the impact of the third quarter 2010 acquisition of epay Brazil. The epay Segment offers different types of services with associated differences in revenues and costs per transaction. Although transactions processed have increased in the first nine months of 2010 compared to the same period in 2009, a shift in the mix of transactions, which was even more pronounced in the third quarter of 2010, has contributed to lower revenues. However, due to a shift to transactions with higher profit margins, our gross profits have increased.
In certain more mature markets, such as the U.K., New Zealand and Spain, revenues have remained flat or declined because conversion from scratch cards to electronic top-up is substantially complete and certain mobile operators and retailers are driving competitive reductions in pricing and commissions. We expect most of our future revenue growth in this segment to be derived from: (i) additional products sold over the base of prepaid processing terminals, (ii) developing markets or markets in which there is organic growth in the prepaid sector overall, (iii) continued conversion from scratch cards to electronic top-up in less mature markets, and (iv) acquisitions, if available.
Revenues per transaction were $0.65 for the third quarter and $0.68 for the first nine months of 2010 compared to $0.79 for the third quarter and $0.76 for the first nine months of 2009. The decreases in revenues per transaction are due mainly to the decrease in mobile operator commission rates and changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions is a fraction of that recognized on average transactions, but with very low associated costs.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. The decrease in direct operating costs is generally attributable to the decrease in mobile operator commission revenues discussed above having been largely passed on to retail merchants resulting in lower commission costs, and changes in the mix of transactions to more of those with lower costs. This decrease was partly offset by the increase in transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $32.2 million for the third quarter and $89.9 million for the first nine months of 2010 compared to $30.2 million for the third quarter and $83.6 million for the first nine months of 2009. The primary causes of the increase in gross profit for the first nine months of 2010 compared to the first nine months of 2009 are the increased transaction volumes in Germany, favorable product mix changes in the U.S., and the third quarter 2010 acquisition of epay Brazil, partly offset by transaction volume declines in the U.K. and Spain. Gross margin increased to 22% for the third quarter and 21% for the first nine months of 2010 compared to 20% and 19%, respectively, for the same periods in 2009. Gross profit per transaction was $0.14 for the third quarter and first nine months of 2010 compared to $0.16 for the third quarter and $0.15 for the first nine months of 2009.
Salaries and benefits
The increase in salaries and benefits for the first nine months of 2010 compared to the first nine months of 2009 is primarily due to additional overhead to support development in new and growing markets, the impact of the third quarter 2010 acquisition of epay Brazil and certain severance costs. As a percentage of revenues, salaries and benefits increased to 5.6% for the first nine months of 2010 from 4.8% for the first nine months of 2009.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first nine months of 2010 compared to the first nine months of 2009 is mainly due to additional overhead to support development in new and growing markets, professional fees related to due diligence, recruiting and legal matters, certain rebranding and marketing expenses incurred in the first nine months of 2010, increased bad debt in certain markets and the third quarter 2010 acquisition of epay Brazil. As a percentage of revenues, these expenses increased to 4.7% for the first nine months of 2010 compared to 3.5% for the first nine months of 2009.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the first nine months of 2010 compared to the first nine months of 2009 mainly due to the growth in installed POS terminals in new and growing markets, primarily Italy. As a percentage of revenues, these expenses increased slightly to 2.8% for the first nine months of 2010 from 2.6% for the first nine months of 2009.
Operating income
Operating margin was 8.0% for the third quarter and 7.7% for the first nine months of 2010 compared to 8.8% for the third quarter and 8.4% for the first nine months of 2009. Operating income per transaction was $0.05 for the third quarter and first nine months of 2010 compared to $0.07 for the third quarter and $0.06 for the first nine months of 2009. The decreases in operating income, operating margin and operating income per transaction for the first nine months of 2010 compared to the first nine months of 2009 are mainly due to the increase in operating expenses discussed above which outpaced the improvements in gross profits.
For the nine months ended September 30, 2010, certain reporting units of the epay Segment in Central and Western Europe have processed fewer transactions and/or experienced lower revenues and operating income when compared to the same period in 2009 as a result of economic pressures. Should we determine during our annual goodwill testing that the economic conditions which caused these decreases in profitability are longer term in nature, it is possible that the goodwill of certain of these reporting units could be impaired.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 for the Money Transfer Segment:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total revenues	$63,088	$60,271	$2,817	5%	$179,196	$171,008	$8,188	5%

Operating expenses:
Direct operating costs	29,100	28,097	1,003	4%	83,726	81,710	2,016	2%
Salaries and benefits	14,924	14,626	298	2%	43,007	39,549	3,458	9%
Selling, general and administrative	10,191	9,680	511	5%	27,801	27,342	459	2%
Goodwill and acquired intangible assets impairment	—	—	—	n/m	—	9,884	(9,884)	n/m
Depreciation and amortization	5,148	5,293	(145)	(3%)	15,205	15,138	67	—

Total operating expenses	59,363	57,696	1,667	3%	169,739	173,623	(3,884)	(2%)

Operating income (loss)	$3,725	$2,575	$1,150	45%	$9,457	$(2,615)	$12,072	n/m

Transactions processed (millions)	4.8	4.5	0.3	7%	13.8	13.0	0.8	6%

n/m — Not meaningful.
Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction, as well as the difference between the price of foreign currency purchased at wholesale exchange rates and sold to customers at retail exchange rates. The increase in revenues for the first nine months of 2010 compared to revenues for the first nine months of 2009 is primarily due to the increase in the number of transactions processed. For the first nine months of 2010, money transfers to Mexico, which represented 22% of total money transfers, decreased by 9% while transfers to all other countries increased 12% when compared to the first nine months of 2009. The increase in transfers to countries other than Mexico is due to the expansion of our agent and correspondent payout networks in non-U.S. markets. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market, as well as immigration developments in the U.S. The decline in transfers to Mexico slowed in the third quarter of 2010, decreasing 3% when compared to the third quarter of 2009. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments. We cannot predict how long these issues will continue to impact the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share.
Revenues per transaction decreased slightly to $13.14 for the third quarter and $12.99 for the first nine months of 2010 from $13.39 for the third quarter and $13.15 for the first nine months of 2009. The growth rate of revenues slightly lagged the transaction growth rate for the first nine months of 2010 largely as a result of a lower average amount transferred per transaction. This decrease was largely offset by the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For the nine months ended September 30, 2010, 60% of our money transfers were initiated in the U.S. and 40% in non-U.S. markets compared to 65% initiated in the U.S. and 35% in non-U.S. markets for the nine months ended September 30, 2009. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from originating agents. The increase in direct operating costs in the first nine months of 2010 compared to the same period in 2009 is primarily due to the growth in transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $34.0 million for the third quarter and $95.5 million for the first nine months of 2010 compared to $32.2 million for the third quarter and $89.3 million for the first nine months of 2009. The improvements are primarily due to the growth in money transfer transactions, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for the third quarter and 53% for the first nine months of 2010 compared to 53% for the third quarter and 52% for the first nine months of 2009. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources, partly offset by lower revenues per transaction.
Salaries and benefits
The increase in salaries and benefits for the first nine months of 2010 compared to the same period in 2009 is due to the increased expenditures we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, salaries and benefits increased to 24.0% for the first nine months of 2010 from 23.1% for the same period in 2009.
Selling, general and administrative
Selling, general and administrative expenses increased slightly for the first nine months of 2010 compared to the first nine months of 2009, primarily as the result of our ability to leverage fixed operating costs while expanding the business. As a percentage of revenues, selling, general and administrative expenses decreased to 15.5% for the first nine months of 2010 from 16.0% for the same period in 2009.
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
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first nine months of 2010, depreciation and amortization has remained relatively flat compared to the same period in 2009, reflecting a shift in achieving expansion more through agents which requires less capital expenditures than expansion from adding company stores. As a percentage of revenues, depreciation and amortization decreased to 8.5% for the first nine months of 2010 from 8.9% for the same period in 2009.
Operating income (loss)
Excluding the goodwill and acquired intangible assets impairment charge, operating income for the first nine months of 2010 increased by $2.2 million compared to the first nine months of 2009. This increase reflects the growth in transactions processed, the shift in transactions to non-U.S. markets, the addition of new products and the leveraging of fixed costs, partly offset by increased salaries and benefits expenses to expand internationally. Operating margin, excluding the goodwill and acquired intangible assets impairment charge, increased to 5.3% for the first nine months of 2010 from 4.3% for the same period in 2009.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2010 and 2009 for Corporate Services:

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)			Decrease	Decrease
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Salaries and benefits	$4,428	$4,731	$(303)	(6%)	$11,382	$11,817	$(435)	(4%)
Selling, general and administrative	1,264	1,178	86	7%	4,167	5,240	(1,073)	(20%)
Depreciation and amortization	74	378	(304)	(80%)	730	1,014	(284)	(28%)

Total operating expenses	$5,766	$6,287	$(521)	(8%)	$16,279	$18,071	$(1,792)	(10%)

Corporate operating expenses
Operating expenses for Corporate Services decreased for the first nine months of 2010 compared to the first nine months of 2009. The decrease in salaries and benefits is primarily the result of lower incentive compensation accruals, partly offset by higher salaries and share-based compensation. The increase in share-based compensation is due to the reversal of expense related to certain performance-based awards during the first nine months of 2009. The decrease in selling, general and administrative expenses is due mainly to lower legal and acquisition-related professional fees. The decrease in depreciation and amortization for the third quarter of 2010 compared to the third quarter of 2009 is due to a three-year enterprise-wide desktop license becoming fully depreciated in May of 2010.
OTHER INCOME (EXPENSE)

	Three Months Ended				Nine Months Ended
	September 30,		Year-over-Year Change		September 30,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Interest income	$831	$644	$187	29%	$1,958	$2,498	$(540)	(22%)
Interest expense	(5,074)	(6,042)	968	(16%)	(15,059)	(19,762)	4,703	(24%)
Income from unconsolidated affiliates	34	474	(440)	(93%)	1,035	1,508	(473)	(31%)
Gain on dispute settlement	3,110	—	3,110	n/m	3,110	—	3,110	n/m
Gain on sale of investment securities	—	1,751	(1,751)	n/m	—	1,751	(1,751)	n/m
Loss on early retirement of debt	—	—	—	n/m	—	(253)	253	n/m
Foreign currency exchange gain (loss), net	8,956	7,766	1,190	15%	(5,467)	6,825	(12,292)	n/m

Other income (expense), net	$7,857	$4,593	$3,264	71%	$(14,423)	$(7,433)	$(6,990)	n/m

Interest income
The increase in interest income for the third quarter of 2010 from the third quarter of 2009 is primarily due to an increase in interest rates in Australia and the contribution from the third quarter 2010 acquisition of epay Brazil. The decrease for the first nine months of 2010 from the first nine months of 2009 is primarily due to a decline in short-term interest rates in the U.S. and a decrease in average cash balances on hand during the respective periods.
Interest expense
The decrease in interest expense for the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 is primarily related to the reductions in debt from scheduled and early repayments on our term loan and repurchases of convertible debentures and reductions in amounts outstanding under the revolving credit facility. The decrease in interest expense is also due to lower interest rates on our floating-rate debt obligations in the third quarter and first nine months of 2010 compared to the same periods in 2009.

Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia, our 49% investment in Euronet Middle East and our 47% investment in Euronet Indonesia. During the third quarter of 2010, we made a loan to Euronet Indonesia which caused us to recognize previous unrecognized losses as our investment had been fully written off due to losses incurred. The decrease in income is also the result of lower profitability of Euronet Middle East.
Gain on dispute settlement
In the third quarter of 2010, we reached a settlement regarding a dispute with the sellers of RIA Envia, Inc. (“RIA”). We received 226,634 shares of Euronet stock that had been held in escrow related to the RIA acquisition. The $3.5 million fair value of the shares on the date of settlement was recorded as an addition to treasury stock and $3.1 million, net of settlement costs, was recorded as a non-operating gain.
Gain on sale of investment securities
During the third quarter of 2009, we sold our shares of MoneyGram stock, recognizing a $1.8 million gain.
Loss on early retirement of debt
In the first nine months of 2009, we repurchased in privately negotiated transactions $25.8 million in principal amount of the 1.625% convertible debentures due 2024. Loss on early retirement of debt of $0.3 million for the first nine months of 2009 represents the difference in the amounts paid for the convertible debentures over their carrying amounts, as well as the pro-rata write-off of deferred financing costs associated with the portion of the term loan that was prepaid during the first nine months of 2009.
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
We recorded a net foreign currency exchange gain of $9.0 million in the third quarter of 2010 and a $5.5 million loss in the first nine months of 2010 compared to net foreign currency gains of $7.8 million and $6.8 million in the third quarter and first nine months of 2009, respectively. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Income from continuing operations before income taxes	$28,119	$26,678	$40,610	$42,374
Income tax expense	7,054	8,110	17,185	19,824

Income from continuing operations	$21,065	$18,568	$23,425	$22,550

Effective income tax rate	25.1%	30.4%	42.3%	46.8%

Income from continuing operations before income taxes	$28,119	$26,678	$40,610	$42,374
Adjust: Foreign currency exchange gain (loss), net	8,956	7,766	(5,467)	6,825
Adjust: Goodwill and acquired intangible assets impairment	—	—	—	(9,884)
Adjust: Gain on dispute settlement	3,110	—	3,110	—
Adjust: Gain on sale of investment securities	—	1,751	—	1,751

Income from continuing operations before income taxes, as adjusted	$16,053	$17,161	$42,967	$43,682

Income tax expense	$7,054	$8,110	$17,185	$19,824
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	148	161	(228)	165

Income tax expense, as adjusted	$6,906	$7,949	$17,413	$19,659

Effective income tax rate, as adjusted	43.0%	46.3%	40.5%	45.0%

Our effective tax rates for continuing operations were 25.1% and 30.4% for the three-month periods ended September 30, 2010 and 2009, respectively, and were 42.3% and 46.8% for the nine-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods and by the gain on dispute settlement in the third quarter of 2010, the gain on sale of investment securities in the third quarter of 2009 and the goodwill and acquired intangible assets impairment charge in the first quarter of 2009. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 43.0% and 46.3% for the three months ended September 30, 2010 and 2009, respectively, and 40.5% and 45.0% for the nine months ended September 30, 2010 and 2009, respectively.
The increase in the effective tax rate, as adjusted, for the three and nine months ended September 30, 2010 compared to the applicable statutory rate of 35% is primarily related to our U.S. tax position. For the three- and nine-month periods ended September 30, 2010, we have recorded a valuation allowance against our U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized in these periods. The effective tax rate for the third quarter of 2010 is lower than that of the third quarter of 2009 because a greater portion of our income was earned in countries with lower tax rates during the third quarter of 2010 than during the same period in 2009. Also contributing to the decrease in the effective tax rate for the first nine months of 2010 compared to the same period in 2009 was a $1.0 million adjustment to the reserve related to deferred tax assets generated from prior U.S. net operating losses and a $0.8 million adjustment related to a foreign tax law change recorded in the first nine months of 2010.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.
OTHER
Discontinued operations, net
During the fourth quarter of 2009, we sold Essentis in order to focus our investments and resources on our transaction processing businesses. Accordingly, Essentis’s results of operations are shown as discontinued operations in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2009.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.1 million for the third quarter and $1.1 million for the first nine months of 2010 compared to $0.2 million for the third quarter and $1.0 million for the first nine months of 2009. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of our consolidated subsidiaries that are not wholly-owned. Our subsidiaries which are not wholly-owned are summarized in the table below:

	Percent
Subsidiary	Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Telecomnet, Inc.	99%	epay - Brazil
NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $21.0 million for the third quarter and $22.3 million for the first nine months of 2010 compared to $18.9 million for the third quarter and $22.1 million for the first nine months of 2009. As more fully discussed above, the increase of $0.2 million for the first nine months of 2010 as compared to the same period in 2009 was primarily the result of the $5.2 million increase in operating income which is largely the result of the $9.9 million goodwill and acquired intangible assets impairment charge in the first nine months of 2009. Additionally, we recorded a gain on dispute settlement of $3.1 million in the third quarter of 2010 and a $1.8 million gain on sale of investment securities during the first nine months of 2009. Further, net interest expense decreased $4.2 million, income tax expense decreased $2.6 million, income from discontinued operations decreased $0.5 million and other items decreased net income by $0.3 million during the first nine months of 2010 compared to the same period in 2009. Finally, foreign currency exchange losses increased $12.3 million for the first nine months of 2010 compared to the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2010, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $136.5 million, compared to working capital of $167.0 million as of December 31, 2009. Our ratio of current assets to current liabilities was 1.27 as of September 30, 2010, compared to 1.34 as of December 31, 2009. The decrease in working capital was primarily due to the use of cash to reduce revolving credit facility borrowings and acquire Telecomnet, Inc., partly offset by the working capital produced by operations during the first nine months of 2010.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of September 30, 2010, working capital in the Money Transfer Segment was $65.5 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $85.8 million for the first nine months of 2010 compared to $117.3 million for the first nine months of 2009. The decrease is primarily due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $46.7 million for the first nine months of 2010, compared to $35.4 million for the first nine months of 2009. Our investing activities included $24.4 million in cash used for acquisitions in the first nine months of 2010 compared to $10.3 million for the same period in 2009. Purchases of property and equipment used $21.1 million and $26.2 million of cash for in the first nine months of 2010 and 2009, respectively. Our investing activities for the first nine months of 2009 included $3.0 million in proceeds from the sale of investment securities. Finally, cash used for software development and other investing activities totaled $1.2 million in the first nine months of 2010 and $1.9 million in the first nine months of 2009.

Financing activity cash flow
Cash flows used in financing activities were $43.6 million during the first nine months of 2010 compared to $48.0 million during the first nine months of 2009. Our financing activities for the first nine months of 2010 consisted primarily of net repayments of debt obligations of $43.8 million compared to $46.8 million for the first nine months of 2009. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first nine months of 2010 we had a total of $119.0 million in borrowings and $158.2 million in repayments under our revolving credit facility. During the first nine months of 2010, we paid $2.7 million for repayments and early retirements of debt obligations and $1.9 million for capital lease obligations. Additionally, we paid $1.7 million and $2.4 million of dividends to noncontrolling interests stockholders in the first nine months of 2010 and 2009, respectively.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — In connection with completing the April 2007 acquisition of RIA, we entered into a $290 million secured credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility (together, the “Credit Facility”). The term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the seven-year term. We have prepaid amounts on this loan and we estimate that we will be able to repay the remaining $127.5 million term loan prior to its maturity date through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
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
As of September 30, 2010, we had borrowings of $127.5 million outstanding under the term loan. We had no borrowings and $40.7 million of stand-by letters of credit outstanding under the revolving credit facility. The remaining $59.3 million under the revolving credit facility was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of September 30, 2010, our weighted average interest rate was 2.4% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at September 30, 2010 were primarily comprised of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $0.6 million outstanding under these facilities as of September 30, 2010.
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

Should holders of the 3.50% convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.
Other uses of capital
Payment obligations related to acquisitions — As of September 30, 2010, we have recorded a liability of $5.0 million for the fair value of contingent consideration related to the acquisition of Telecomnet, Inc. The contingent consideration paid, if any, will be determined based on the 2010 earnings of Telecomnet, Inc. and could be more or less than the $5.0 million initially recorded.
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
Capital expenditures and needs — Total capital expenditures for the first nine months of 2010 were $21.9 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2010 are currently estimated to be approximately $30 million to $35 million.
In the epay Segment, approximately 122,000 of the approximately 541,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
German EFT transaction fees — EFT transaction fees in Germany increased in mid-2009 and we expect the higher rates to be sustained through the end of 2010. However, based on recent developments, it appears likely that in the first quarter of 2011 the current interbank charge structure will shift to a market-driven surcharge structure. We anticipate that surcharge rates will be considerably lower than current rates and, therefore, reduce our EFT Processing Segment revenues.
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
OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2010, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2010. See also Note 11, Guarantees, to the Unaudited Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of September 30, 2010, the only material change from the disclosure relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, is the $39.2 million net reduction of debt under our revolving credit facilities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2010, our total debt outstanding was $292.4 million. Of this amount, $159.2 million, or 54% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of September 30, 2010, the fair value of our fixed rate convertible debentures was $171.4 million, compared to a carrying value of $159.2 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $14.1 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $5.0 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2010 and 2014.
The remaining $128.2 million, or 44% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.1 million. This computation excludes the potential additional $150.0 million under the term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2010, 77% of our revenues were generated in non-U.S. dollar countries compared to 75% for the first nine months of 2009. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar and Polish zloty. As of September 30, 2010, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars, therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2010, we had foreign currency forward contracts outstanding with a notional value of $49.5 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 3.5 days. The fair value of these forward contracts as of September 30, 2010 was an unrealized loss $0.3 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is from time to time a party to legal and regulatory proceedings arising in the ordinary course of its business.
Currently, there are no legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

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
Stock repurchases
For the three months ended September 30, 2010, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 2,581 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total	Average	Part of Publicly	of Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
	Shares	Per Share	Plans or	Under the Plans or
Period	Purchased	(1)	Programs	Programs
August 1 - August 31	2,431	$14.31	—	—
September 1 - September 30	150	$16.63	—	—

Total	2,581	$14.44	—	—

(1)	The price paid per share is the closing price of the shares on the vesting date.

ITEM 5.	OTHER INFORMATION
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

ITEM 6.	EXHIBITS
a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101	The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010 and 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. (3)

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 4, 2010
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer