Form 10-K
period 2010-12-31
EURONET WORLDWIDE INC
filed 2011-02-25
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $615.6 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2010.
At February 21, 2011, the registrant had 51,083,678 shares of common stock (the “Common Stock”) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I		3

ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	16
ITEM 1B.	UNRESOLVED STAFF COMMENTS	29
ITEM 2.	PROPERTIES	29
ITEM 3.	LEGAL PROCEEDINGS	29
ITEM 4.	(REMOVED AND RESERVED)	29

PART II		30

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
ITEM 6.	SELECTED FINANCIAL DATA	32
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	62
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	95
ITEM 9A.	CONTROLS AND PROCEDURES	95
ITEM 9B.	OTHER INFORMATION	95

PART III		96

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	96
ITEM 11.	EXECUTIVE COMPENSATION	96
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	96
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	96
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	96

PART IV		96

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	96
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-12.1
EX-21.1
EX-23.1
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
Core Business Segments
We operate in the following three principal business segments as of December 31, 2010:
•	The EFT Processing Segment, which processes transactions for a network of 10,786 ATMs and approximately 55,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM and POS management solutions; credit and debit card outsourcing; card issuing and merchant acquiring services. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2010, the EFT Processing Segment accounted for approximately 19% of Euronet’s consolidated revenues.

•	The epay Segment, which provides electronic distribution of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 563,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services in Europe, the Middle East, Asia Pacific, North America and South America. Through this segment, we believe we are the world’s leading international network for distribution of prepaid mobile airtime. In 2010, the epay Segment accounted for approximately 58% of Euronet’s consolidated revenues.

•	The Money Transfer Segment, which provides global consumer-to-consumer money transfer services. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 110,000 locations. In addition to money transfers, we also offer customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, and competitive foreign currency exchange services. Bill payment services are offered primarily in the U.S. We are one of the largest global money transfer companies in terms of revenues and volumes. In 2010, the Money Transfer Segment accounted for approximately 23% of Euronet’s consolidated revenues.
Euronet conducts business globally, serving customers in approximately 150 countries. We have eleven transaction processing centers, including six in Europe, two in Asia Pacific, two in the United States and one in the Middle East. We also maintain forty-three business offices that are located in thirty-one countries. The corporate offices are located in Leawood, Kansas, USA.
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
Initially, most of Euronet’s resources were devoted to establishing and expanding the ATM network and ATM management services business in Europe. Through 1998, we were doing business in Hungary, Poland, the Czech Republic, Croatia and Germany. Expansion continued, and by 2010, Euronet’s network of ATMs had expanded to include Greece, Slovakia, Romania, Bulgaria, Serbia, Ukraine, the Middle East, India and China.
In December 1998, we acquired Arkansas Systems, Inc. (now known as “Euronet USA”), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally, which resulted in significant ongoing savings in third-party licensing, services and maintenance costs. In 2005, we expanded the product offerings of the EFT Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned since our software segment primarily supports our EFT service offerings and processing centers.
In 2003, Euronet added a complementary business through the acquisition of epay Limited (“epay”), which had offices in the U.K. and Australia. Through subsequent acquisitions between 2003 and 2010, the epay Segment continued to expand in Europe (Germany, Romania, Spain and the U.K.), the U.S., the Middle East, Asia and Brazil, and established new offices in New Zealand, Poland, India, and Italy. We believe the epay Segment is the world’s leading international network for distribution and processing of prepaid mobile airtime (top-up) as well as other electronic payment products and services.
In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based RIA, one of the largest global money transfer companies in terms of revenues and volumes. Established in 1987, RIA originates and terminates transactions through a network of sending agents and Company-owned stores located throughout Europe and North America. As of December 31, 2010, the RIA network included approximately 110,000 locations with money transfers delivered to 134 countries. Since 2008, the Money Transfer Segment has focused on increasing its non-U.S. market share, particularly in Europe where we see the greatest market potential for expansion. The segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.
2010 Developments
At the end of April 2010, we were informed that Visa Europe notified its member banks that it would be reducing the Polish domestic ATM interchange fee by more than half, effective May 1, 2010. The interchange fee is paid by issuers of Visa branded cards to the owners or operators of ATMs for transactions such as cash withdrawals on ATMs. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of the impact of this change on 2010 and 2011 operating results.
On September 1, 2010, we completed the acquisition of a Brazilian prepaid distribution company now known as epay Brazil. This strategic acquisition provides us opportunities to distribute our epay Segment’s portfolio of global prepaid products in Brazil and South America. With a population of 190 million and over 140 million prepaid subscribers, it provides a large and stable platform for expansion throughout South America. epay Brazil has relationships with all mobile phone operators in Brazil, who are aggressively pushing the rollout of electronic top-up networks into new regions. See Note 5, Acquisitions, to the consolidated financial statements for further discussion of these developments.
BUSINESS SEGMENT OVERVIEW
For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the consolidated financial statements.
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
The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also has revenues from POS operations and merchant management, card network management (for credit, debit, prepaid and loyalty cards), prepaid mobile airtime recharge on ATMs and ATM advertising. The number of ATMs we operate increased to 10,786 at December 31, 2010 from 9,720 at December 31, 2009. The increase was largely due to growth in ATMs driven under new contracts, expansion of ATMs under existing contracts and the deployment of ATMs in markets where we operate Euronet-branded ATMs. Consistent with our expansion strategy, we saw the most significant growth in the Asia Pacific region in 2010.

We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 15% as indicated in the following table:

(in millions)	2006	2007	2008	2009	2010
EFT processing transactions per year	456	582	672	703	794
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Athens, Greece; Mumbai, India; Belgrade, Serbia; Beijing, China; and Karachi, Pakistan. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet Integrated Transaction Management (“ITM”) software package.
EFT Processing Products and Services
Outsourced Management Solutions
Euronet offers outsourced management services to financial institutions, retailers, mobile phone operators and other organizations using our processing centers’ electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM’s status and cash condition, coordinating the cash delivery and management of cash levels in each ATM and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.
Our outsourced management services agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements.
Euronet-Branded ATM Transaction Processing
Our Euronet-branded ATM networks are primarily managed by a processing center that uses our internally developed ITM core software solution. The ATMs in our network are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and China Union Pay as well as international ATM networks such as PULSE®. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.
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
Card Acceptance or Sponsorship Agreements
Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and are automatically renewed unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM. Euronet is generally liable for the cash in the ATM networks.
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
Other Products and Services
Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include Prepaid Mobile Top-up, Dynamic Currency Conversion (“DCC”) Payout, Fraud Management, Bill Payment, Customer Relationship Management (“CRM”), ATM Money Transfer Payout, and ATM Advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.
Software Solutions
We also offer a suite of integrated software solutions for electronic payments and transaction delivery systems. We generate revenue for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world. We have been able to enter into agreements under which we contribute the right to use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions permit us to enter new markets without significant cash outlays.
Euronet offers multinational merchants a Single European Payments Area (“SEPA”) compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in the euro, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of their location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, the platform can serve the merchants in these countries as well, through its multi-currency functionality.
Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our ITM software is used by processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options.
EFT Processing Segment Strategy
The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. We believe the greatest opportunities lie in developing markets. In addition, we follow a supporting strategy to increase the penetration of value-added (or complementary) services across our existing customer base.
Growth opportunities are driven through financial institutions that are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to financial institutions under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs that we operate under management services agreements and continued development of our credit and debit card outsourcing business should provide continued growth while minimizing our capital investment.
We continually strive to make our own ATM networks more efficient by eliminating underperforming ATMs and installing ATMs in more desirable locations. We will make selective additions to our own ATM network if we see market demand and profit opportunities. In recent years, the need for “all-in” services has increased. Banks, particularly smaller banks, are increasingly looking for integrated ATM, POS and card issuing processing and management services. Euronet is well positioned for this opportunity as it can offer a full end-to-end solution to the potential partners.
The EFT Processing Segment’s line of services is strengthened through complementary services offered by our epay Segment, where we provide prepaid mobile airtime top-up services through POS terminals. We will continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile phone operators and financial institutions to facilitate that expansion.
Seasonality
Our business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. We have estimated that, absent significant fluctuations in foreign currency exchange rates or unusual circumstances, such as the impact of new acquisitions or unusually high levels of growth due to market factors, the overall revenue realized in the EFT Processing Segment is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
Significant Customers and Government Contracts
No individual customer of the EFT Processing Segment makes up greater than 10% of consolidated total revenues. In India, we have contracts with certain government-owned banks to provide certain ATM services, including mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India.
Competition
Our principal EFT Processing competitors include ATM networks owned by financial institutions and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to financial institutions and independent ATM deployers in a particular country. Additionally, large, well-financed companies that operate ATMs offer ATM network and outsourcing services, and those that provide card outsourcing, POS processing and merchant acquiring services also compete with us in various markets. Small local operators have also recently begun offering their services, particularly in the independent ATM deployment market. None of these competitors has a dominant market share in any of our markets. Competitive factors in our EFT Processing Segment include breadth of service offering, network availability and response time, price to both the financial institution and to its customers, ATM location and access to other networks.
EPAY SEGMENT
Overview
We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 563,000 POS terminals across approximately 276,000 retailer locations in Europe, the Middle East, Asia Pacific, North America and South America. We are the world’s leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Milan, Italy; and Kansas City, Missouri, USA.
Since 2003, we have continually expanded our prepaid business in new and existing markets by drawing upon our depth of experience to build and nurture relationships with mobile phone operators and retailers. In addition to prepaid mobile airtime, we offer a wide range of products across our retail networks, including prepaid debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, prepaid digital content such as music, games and software, prepaid long distance and bill payment.
Sources of Revenue
The epay Segment generates commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime, which is a significant source of revenue for this segment. We also generate revenue as commissions earned from the distribution of electronic payment products referenced in the preceding paragraph.
Customers using mobile phones generally pay for their usage in two ways:
•	Through “postpaid” accounts, where usage is billed at the end of each billing period; and

•	Through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage.
Although mobile phone operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the norm in many other countries in Europe and the rest of the world is to offer wireless service on a prepaid basis. This shift is driven by customers’ perceptions that prepaid products better meet their needs and enable them to better control their monthly wireless expenditures.
Currently, two principal methods are available to credit prepaid accounts (referred to as “top-up” of accounts). The first is through the purchase of “scratch cards” bearing a PIN (personal identification number) that, when entered into a customer’s mobile phone account, credits the account by the value of airtime purchased. Scratch cards are sold predominantly through retail outlets.

The second method used to credit prepaid accounts is through various electronic means of crediting the account using POS terminals. Electronic top-up (“e-top-up”) methods have several advantages over scratch cards, primarily because electronic methods do not require the cost of creation, distribution and management of a physical inventory of cards or involve the risk of losses stemming from fraud, theft and mismanagement. To distribute PINs, we establish an electronic connection with the POS terminals and maintain systems that monitor transaction levels at each terminal. As sales to customers of prepaid mobile airtime are completed, the customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the mobile airtime sold. We maintain systems that enable us to monitor the payment practices of each retailer. Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, since 2004, a shift has occurred in these markets away from usage of scratch cards and e-top-up is now the predominant method.
We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”), that contract with retailers in their network to distribute prepaid mobile airtime or other content from their POS terminals. We continue to increase our focus on direct relationships with chains of independent supermarkets, convenience stores, petrol chains, and other larger scale retailers, where we can negotiate agreements with the merchant on a multiyear basis.
epay Products and Services
Prepaid Mobile Airtime Transaction Processing
We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific, North America and South America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer’s electronic cash register (ECR) system that is connected to our network to buy prepaid mobile airtime. The customer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer’s account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator’s toll-free number to activate the purchased airtime to the consumer’s mobile account.
One difference in our relationships with various retailers and distributors is how we charge for our services. For distributors and certain very large retailers, we charge a processing fee. However, the majority of our transactions occur with smaller retailer clients. With these clients, we receive a commission on each transaction that is withheld from the payments made to the mobile phone operator, and we share that commission with the retailers.
Retailer and Distributor Contracts
We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their electronic cash register (ECR) systems and our processing centers. In markets where we operate proprietary technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy, Brazil and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer’s registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months’ notice.
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

Other Products and Services
Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. For 2010, gross profit from products other than prepaid mobile airtime comprised approximately 15% of the epay Segment’s gross profit.
We monitor the number of transactions made on our prepaid networks. The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 18% as indicated in the following table:

(in millions)	2006	2007	2008	2009	2010
Prepaid processing transactions per year	458	635	713	777	891
epay Segment Strategy
The global strategy for the epay Segment is to grow market share by defending mature markets, focusing expansion activity in growth markets and adding positive operating income in all other developing markets.
In addition to maintaining and growing market share in prepaid mobile airtime top-up, our growth strategy is achieved through the introduction of new products and content. New product initiatives focus on products outside of prepaid mobile airtime top-up and processing, including gift card malls, prepaid debit cards, transport and digital content, including software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands include Apple and Microsoft.
Financial institutions, telecommunications companies and retail companies have a substantial opportunity to increase revenue by diversifying the products and services currently offered to their merchant base. epay is deploying additional content through its POS network to retailers, distributors and financial institutions all over the world. The reach, capabilities and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and have a distinct competitive advantage from the existing relationships that we maintain with mobile phone operators and retailers.
Seasonality
The epay business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season. We expect that, absent significant fluctuations in foreign currency exchange rates or unusual circumstances, such as the impact of new acquisitions or unusually high levels of growth due to market factors, the overall revenue realized is likely to be approximately 5% lower during the first quarter than in the fourth quarter of the year. We have historically experienced minimal differences between the second and third quarters of each year.
Significant Customers and Government Contracts
No individual customer of our epay Segment makes up greater than 10% of consolidated total revenues. In 2010, epay implemented a contract for the technology and distribution infrastructure for two state-owned lotteries in Germany. In addition, epay implemented a contract with the state of Florida’s (USA) Turnpike partners to add more than 2,000 new SunPass® cash-reloading locations. This contract complements our existing contracts with the Transport for London in the U.K. and Queensland Motorways in Australia. There are no other government contracts in the epay Segment.
Competition
We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. The mobile phone operators in all of our markets have retail distribution networks of their own through which they offer top-up services for their own products. None of these companies is dominant in any of the markets where we do business.
We believe, however, that we currently have a competitive advantage due to various factors. First, in Germany and Australia, our acquired subsidiaries have been concentrating on the sale of electronic prepaid mobile airtime for a longer period than most of our competitors and have significant market presence in those markets. In addition, we offer complementary ATM and prepaid mobile airtime recharge solutions through our EFT processing centers. We believe this improves our ability to solicit the use of networks of devices owned by third parties (for example, banks and switching networks) to deliver recharge services.
In selected developing markets, we expect to establish a first-to-market advantage by rolling out terminals rapidly before competition is established. We also have an extremely flexible technical platform that enables us to tailor POS solutions to individual merchant and mobile phone operator requirements where appropriate. The GPRS (wireless) technology, designed by our epay Germany subsidiary, will also give us an advantage in remote areas where landline phone lines are of lesser quality or are nonexistent.

The principal competitive factors in this area include price (that is, the level of commission paid to retailers for each recharge transaction), breadth of mobile phone operator product and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile phone operators may wish to take over and expand their own distribution networks of prepaid time, and in doing so, they may become our competitors. Additionally, prepaid mobile airtime top-up is now being performed online or via mobile devices which provides other alternatives for consumers to use.
MONEY TRANSFER SEGMENT
Overview
We provide consumer-to-consumer money transfer services through a global network of more than 110,000 locations. Transfers are originated through sending agents in approximately 20 countries, with money transfer delivery completed in 134 countries. The initiation of money transfers occur through retail agents or Company-owned stores, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Transferred funds are delivered in local foreign exchange currency.
Our sending agent network includes a variety of agents, including large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using the Company’s proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. Senders can track the progress of their transfers through RIA’s customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing center for the Money Transfer Segment is located in Buena Park, California, USA, and we operate call centers in Buena Park, California; El Salvador and Spain and provide multi-lingual customer service for both our agents and consumers.
Money Transfer Products and Services
In addition to money transfers, we also offer customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.
RIA money orders are widely recognized and exchanged throughout the United States, South America, and around the world. Our check cashing services cover payroll and personal checks, cashier checks, tax refund checks, government checks, insurance drafts and money orders. Our bill payment services offer timely posting of customer bills for over 100 companies, including electric and gas utilities and telephone/wireless companies. Bill payment services are offered primarily in the U.S.
Money Transfer products and services are sold primarily through three channels at agent locations and Company-owned stores: by phone (“TeleRIA”), via computer (“RIA Online”) and card-based over a POS terminal (“Rialink”).
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
Transactions through Rialink are similar to online transactions, but are initiated over a POS terminal once the customer has completed a one-time enrollment over the phone with our customer service representative. Rialink has shown good results in high volume stores and agent locations due to the speed, efficiency and ease of use of the POS transfer method.
Sources of Revenue
Revenue in the Money Transfer Segment is primarily derived through the charging of a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. Sending agents and receiving agents (bank correspondents or retailers) each earn fees for cash collection and distribution services. Euronet recognizes these fees as direct operating costs at the time of sale.

We are one of the largest global money transfer companies in terms of revenues and volumes. Our Money Transfer Segment processed approximately $6.0 billion in money transfers in 2010.
Money Transfer Segment Strategy
The Money Transfer Segment’s strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and payer networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through RIA’s stores and agents and offering our money transfer services at select prepaid retail locations in key markets. We will continue to make investments in our systems to support this growth.
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
Significant Customers and Government Contracts
No individual customer of our Money Transfer Segment makes up greater than 10% of consolidated total revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents’ countries of origin. Those countries include Brazil, Costa Rica, Ecuador, Egypt, Eritrea, Guatemala, Indonesia, Mexico, Romania, Uganda and Ukraine.
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
In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.
We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $3.6 million, $3.3 million and $3.4 million in 2010, 2009 and 2008, respectively. Development costs that were capitalized totaled $2.2 million, $1.3 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
FINANCIAL INFORMATION BY GEOGRAPHIC AREA
For information on results from operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the consolidated financial statements. Additionally, see Item 1A — Risk Factors, for risk factors related to foreign operations.

EMPLOYEES
We had approximately 3,100, 2,700 and 2,500 employees as of December 31, 2010, 2009, and 2008, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2010 and we consider relations with our employees to be good.
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
Under German law, we currently may not operate our own ATM network in Germany without a sponsor, which is Bankhaus August Lenz (“BAL”). In that market, we act only as a subcontractor providing certain ATM-related services to BAL. As a result, our activities in the German market currently are entirely dependent upon the continuance of our agreement with BAL, or the ability to enter into a similar agreement with another institution in the event of the termination of such agreement. While we believe, based on our experience, that we should be able to find a replacement for BAL if the agreement with BAL were to be terminated for any reason, the inability to maintain the BAL agreement or to enter into a similar agreement with another institution upon a termination of the BAL agreement could have a material adverse effect on our operations in Germany. For further information, see Item 1A — Risk Factors. We have filed an application in Germany for a payment services license, which would enable us to operate our ATM network independently of a sponsor bank.
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
Commencing in November 2009, a new regulatory initiative, the Payment Services Directive (“PSD”), has been applicable to certain of our businesses, including in particular, our money transfer services, merchant acquiring, certain card services and bill payment. The PSD initiative requires a license to be obtained to perform such services in a European country, following the expiration of a transition period in April 2011, and such license may be extended throughout the EU through “passporting.” Conditions of obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain regulations relating to the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. In November 2009, we obtained authorization as a payment institution in the U.K. and have begun complying with these requirements. We have passported our U.K. authorization to several countries where the PSD is applicable.
Money Transfer and Payment Instrument Licensing
Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuance of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government-backed securities) at levels commensurate with outstanding payment obligations and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the license holder. We are required by many regulators to file interim reports of licensed activity, most often on a quarterly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of license holders and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the license holder with regard to state and federal regulations. Such examinations are typically performed on-site at the license holder’s headquarters or operations center; however, a number of states will choose to perform examinations off-site.
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
With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks, including the names “Euronet” and “Bankomat” and/or the blue diamond logo, as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and, therefore, not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets, but it would prevent us from stopping other parties from using it in competition with Euronet. We have registered the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have filed pending patent applications for a number of our new software products and our new processing technology, including our recharge services.
With respect to our epay Segment, we rolled out our new branding for “epay” in 2009. As part of this global branding strategy, we filed trademark applications for the new “epay” brand in the U.S., U.K., the European Union (“E.U.”) through a Community Trademark application, Brazil, India, Australia and New Zealand. The new trademark has issued to registration in the U.S., U.K., the E.U., Australia and New Zealand. The trademark applications in the other jurisdictions are still pending. We also hold trademarks for our prepaid operating subsidiaries in other jurisdictions, including PaySpot, Inc. (“PaySpot”) in the U.S. We cannot be certain that we will be entitled to use the epay trademark in any markets other than those in which we have registered the trademark. In 2003, we filed a series of patent applications for our POS recharge and certain other products in support of epay and PaySpot technology. As of the date of this report, most of these patents are still pending. We also hold a patent license covering certain of PaySpot’s operations in the U.S.
Technology in the areas in which we operate is developing very rapidly, and we are aware that many other companies have filed patent applications for products, processes and services similar to those we provide. The procedures of the U.S. patent office make it impossible for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, many “process patents” have been filed in the U.S. over recent years covering processes that are in wide use in the money transfer, EFT and prepaid processing industries. If any of these patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain additional licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.
EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, period of service and position held by each of our Executive Officers as of February 24, 2011 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	54	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	44	July 2007	President
Rick L. Weller	53	November 2002	Executive Vice President — Chief Financial Officer
Jeffrey B. Newman	56	December 1996	Executive Vice President — General Counsel
Juan C. Bianchi	40	April 2007	Executive Vice President — Managing Director, Money Transfer Segment
Nikos Fountas	47	September 2009	Senior Vice President — Managing Director, Europe EFT Processing Segment
MICHAEL J. BROWN, Chairman and Chief Executive Officer. Mr. Brown is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996. He also co-founded our predecessor company in 1994. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet’s predecessor companies. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri — Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri — Kansas City in 1997.
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
Departure of Directors or Certain Officers
In May, 2010, Gareth Gumbley, formerly Senior Vice President — Managing Director, epay Segment, left the Company.
In January, 2011, Charles T. Piper, formerly Managing Director — epay Segment, left the Company.
AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION
Our Web site addresses are www.euronetworldwide.com and www.eeft.com. We make available all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act on our Web site free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC’s EDGAR filing system accessible at www.sec.gov.
The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Web site at www.euronetworldwide.com in the “Investor Relations” section.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks and uncertainties described below are not necessarily organized in order of priority or probability.
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
Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime and other electronic payment services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:
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
We cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into or maintain outsourcing contracts with us. Banks are very deliberate in negotiating these agreements, and the process of negotiating and signing outsourcing agreements typically takes several months. Banks evaluate a wide range of matters when deciding to choose an outsource vendor and generally this decision is subject to extensive management analysis and approvals. The process is also affected by the legal and regulatory considerations of local countries, as well as local language complexities. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from entry into or termination of these management contracts. In this regard, the timing of both current and new contract revenues is uncertain and unpredictable. Increasing consolidation in the banking industry could make this process less predictable.
We currently offer prepaid mobile airtime top-up and other electronic payment services in Europe, the Middle East, Asia Pacific, North America and South America. We plan to expand in these and other markets by taking advantage of our existing relationships with mobile phone operators, banks and retailers and by offering additional electronic payment products. This expansion will depend on various factors, including the following:
•	the ability to negotiate new agreements, and renew existing agreements, in these markets with mobile phone operators, banks and retailers;

•	the acceptance and popularity of additional electronic payment products such as prepaid gift and debit cards, prepaid vouchers, transport payments, lottery payments and bill payments;

•	the continuation of the trend of increased use of electronic prepaid mobile airtime among mobile phone users;

•	the continuation of the trend of increased use of electronic money transfer and bill payment among immigrant workers;

•	the increase in the number of prepaid mobile phone users; and

•	the availability of financing for the expansion.
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
Concerns over the slow economic recovery, level of U.S. national debt and structural deficits, European sovereign debt crisis, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenue.
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
We have a substantial amount of indebtedness. As of December 31, 2010, total liabilities were $890.5 million, of which $286.1 million represents long-term debt obligations, and total assets were $1,409.4 million. Of our total long-term debt obligations, $161.0 million is comprised of contingently convertible debentures that, in certain situations, could be settled in stock. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:
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
Prepayment in full of the obligations under our Credit Facility may be required six months prior to any required repurchase date under our $175 million principal amount 3.50% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the applicable convertible debentures while remaining in compliance with the financial covenants in the Credit Facility, or (ii) we will have sufficient liquidity (as determined by the administrative agent and the lenders). Holders of the 3.50% debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company.
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
In the event we were to require additional debt financing in the future, the ongoing uncertainty in the credit markets, including the European sovereign debt crisis, could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing debt or materially expand our business in the future.
Increases in interest rates will adversely impact our results from operations.
For the $127.0 million outstanding balance of the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results from operations.
We may be required to recognize additional impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.
Our total assets include approximately $541.5 million, or 38% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2010, we determined that certain goodwill assets of our epay businesses in the U.K., Spain and Romania were impaired and we recorded $70.9 million of non-cash impairment charges. In 2008, we determined that certain goodwill and intangible assets of our Spanish epay business and our RIA money transfer business were impaired and we recorded a total of $230.0 million of non-cash impairment charges, including the adjustment in first quarter 2009 when the measurement was completed. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain or Australia, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.
Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the current recessionary economic environment and immigration developments, our volume of money transfers from the U.S. to Mexico have declined as have related revenues. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. For 2010, money transfer transactions to Mexico, which represented approximately 21% of total money transfer transactions, decreased by 8%. If this trend continues or worsens, or we experience similar trends in our international business, we may be required to record additional impairment write-downs of our goodwill, intangible assets or other long lived assets associated with the Money Transfer Segment.
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
We conduct a significant portion of our business in Central and Eastern European countries, and we have subsidiaries in the Middle East, Asia Pacific and South America, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the U.S. or Western Europe.
We have subsidiaries in Central and Eastern Europe, the Middle East, Asia Pacific and South America. We expect to continue to expand our operations to other countries in these regions. We sell software in many other markets in the developing world. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.
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
Under the Code, no deduction is allowed for interest expense in excess of $5 million on convertible subordinated indebtedness incurred to acquire stock or assets of another corporation reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation. If a significant portion of the proceeds from the issuance of the convertible debentures, either alone or together with other debt proceeds, was used for a domestic acquisition and the convertible debentures and other debt, if any, were deemed to be corporate acquisition indebtedness as defined in Section 279 of the Code, interest deductions for tax purposes in excess of $5 million on such debt reduced by any interest paid on other obligations which have provided consideration for an acquisition of stock in another corporation would be disallowed. This would adversely impact our cash flow and our ability to pay down the convertible debentures. We previously applied a significant portion of the proceeds from our December 2004 issuance of 1.625% Convertible Senior Debentures Due 2024 to acquisitions of foreign corporations. In prior years, the interest expense attributable to these acquisitions exhausted all of the $5 million annual interest expense deduction permitted under the Code for certain convertible subordinated debt incurred for corporation acquisitions. In 2009, the repurchase of the 1.625% Convertible Senior Debentures Due 2024 significantly reduced interest expense for federal income tax purposes and, consequently, a larger portion of the annual interest expense subject to limitation was able to be deducted. Although the portion of interest expense able to be deducted increased, significant interest deductions would be disallowed with respect to our October 2005 3.50% Convertible Debentures Due 2025 if Section 279 of the Code applied. We do not currently anticipate that this limitation will apply but there can be no assurance of that fact.

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
Our directors and officers, together with the entities with which they are associated, owned approximately 9% of our Common Stock as of December 31, 2010, giving them significant control over decisions related to our Company.
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
An additional 10.0 million shares of Common Stock, representing 20% of the shares outstanding as of December 31, 2010, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.
As of December 31, 2010, we had an aggregate of 5.6 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitles these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.7 million options are vested and exercisable as of December 31, 2010. Approximately 0.1 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Upon the occurrence of certain events, another 4.3 million shares of Common Stock could be issued upon conversion of the Company’s Convertible Debentures issued in October 2005; in certain situations, the number of shares issuable could be higher.
Accordingly, based on current trading prices of our Common Stock, approximately 10.0 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock.
Of the 5.6 million total options and restricted stock awards outstanding, an aggregate of 2.9 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates’ shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Our competition in the EFT Processing Segment, epay Segment and Money Transfer Segment includes large, well-financed companies and financial institutions larger than us with earlier entry into the market. As a result, we may lack the financial resources and access to capital needed to capture increased market share.
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
epay Segment— We face competition in the epay business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of commissions or to negotiate directly with the mobile phone operators, which may compress our margins. Additionally, certain of our content providers, including mobile phone operators have shown interest in entering into direct contracts with retailers and/or developing processing technology that could diminish or eliminate the need for intermediate processors and distributors.
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
The growth and profitability of our epay business is dependent on certain factors that vary from market to market.
Our epay Segment derives revenues based on processing fees and commissions from mobile phone operators and other content providers. Growth in our prepaid mobile business in any given market is driven by a number of factors, including the overall pace of growth in the prepaid mobile phone market which is impacted by competing postpaid services, our market share of the retail distribution capacity, the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain, and the value provided to the retailers through the types of products offered and the level of integration with their systems. Also, competition among prepaid mobile distributors results in retailer churn and the reduction of commissions paid by prepaid content providers, although a portion of such reductions can be passed along to retailers. In the last year, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have been able to improve our results despite that trend due to substantial growth in the number of transactions, driven by acquisitions and organic growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.

Our epay and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level.
In our epay Segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to content providers. In the event a retailer does not transfer to us payments that it receives for prepaid content sales, whether as a result of fraud, insolvency, billing delays or otherwise, we are responsible to the content provider for the cost of the product sold. We can provide no assurance that retailer fraud or insolvency will not increase in the future or that any proceeds we receive under our credit enhancement insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because we typically enter into short-term contracts with content providers and retailers, our epay business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.
Our contracts with content providers to distribute and process content, including prepaid mobile airtime recharge services, typically have terms of less than three years. Many of those contracts may be canceled by either party upon three months’ notice. Our contracts with content providers are not exclusive, so these providers may enter into contracts with other service providers. In addition, our service contracts with major retailers typically have terms of one to three years, and our contracts with smaller retailers typically may be canceled by either party upon three to six months’ notice. The cancellation or non-renewal of one or more of our significant content provider or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, commission terms or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the content providers could also have a material adverse effect on our business, financial condition or results of operations.
The growth and profitability of our epay business may be adversely affected by changes in state, federal or foreign laws, rules and regulations.
As we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations. Certain new product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected.
Our continued growth in our epay business may be contingent on product differentiation and our ability to offer new electronic payment products.
The prepaid marketplace is currently experiencing high growth in the differentiation of product offerings. While our epay business is focused on expanding and differentiating its suite of prepaid product offerings on a global basis, there can be no assurance that we will be able to enter into relationships on favorable terms with additional content providers or renew or expand current relationships and contracts on favorable terms. Inability to continue to grow our suite of electronic payment product offerings could have a material adverse effect on our business, financial condition and results of operations.
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
The mobile phone industry is a rapidly evolving area, in which technological developments, in particular the development of new distribution methods or services, may affect the demand for other services in a dramatic way. The development of any new technology that reduces the need or demand for prepaid mobile airtime could materially and adversely affect our business.
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
Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile phone operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Athens, Budapest, Belgrade, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our Basildon, Martinsried, Milan and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.
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
We are subject to regulation by the U.S. states in which we operate, by the U.S. federal government and by the governments of the other countries in which we operate. Changes in the laws, rules and regulations of these governmental entities, and our ability to obtain or retain required licensure, could have a material adverse impact on our results of operations, financial condition and cash flow.

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
Our money transfer based revenues are primarily generated through the use of our agent and correspondent networks. Transaction volumes at existing locations may increase over time and new agents provide us with additional revenues. If agents or correspondents decide to leave our network or if we are unable to sign new agents or correspondents, our revenue and profit growth rates may be adversely affected. Our agents and correspondents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain the networks or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents and correspondents are third parties that may sell products and provide services in addition to our money transfer services, they may encounter business difficulties unrelated to the provision of our services, which may cause the agents or correspondents to reduce their number of locations or hours of operation, or cease doing business altogether.
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
The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.
The U.S. Congress recently adopted comprehensive financial reform legislation, known as the Dodd-Frank Act, that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, or CFTC, and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of foreign currency related derivatives.

If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Any of these consequences could have a material adverse effect on our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located in Leawood, Kansas. As of December 31, 2010, we also maintained principal operational offices in Sao Paulo, Brazil; Montréal, Canada; Antiguo Cuscatlan, El Salvador; Mexico City, Mexico; San Juan, Puerto Rico; Buena Park, California; Leawood, Kansas; Little Rock, Arkansas; Liverpool and Sydney, Australia; Beijing, China; Mumbai and Pune, India; Auckland, New Zealand; Brussels, Belgium; Sofia, Bulgaria; Zagreb, Croatia; Prague, Czech Republic; Paris, France; Berlin and Martinsried, Germany; Athens, Greece; Budapest, Hungary; Dublin, Ireland; Milan and Rome, Italy; Warsaw and Cracow, Poland; Bucharest, Romania; Belgrade, Serbia; Bratislava, Slovakia; Madrid, Spain; Stockholm, Sweden; Geneva, Switzerland; Basildon and London, U.K.; Kiev, Ukraine; Cairo, Egypt; and Karachi, Pakistan. Our office leases generally provide for initial terms ranging from two to twelve years.
Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Belgrade, Serbia; Athens, Greece; Beijing, China; Mumbai, India; and Karachi, Pakistan. Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Kansas City, Missouri; and Milan, Italy. Our processing center for the Money Transfer Segment is located in Buena Park, California.
Our processing centers in Budapest, Belgrade, Athens, Beijing, Mumbai, Karachi, Basildon, Martinsried, Kansas City, Milan and Buena Park have off-site real time backup processing centers that are capable of providing full or partial processing services in the event of failure of the primary processing centers.
ITEM 3. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding litigation in Part II, Item 8 — Financial Statements and Supplementary Data and Note 19, Litigation and Contingencies, to the consolidated financial statements included elsewhere in this report is incorporated herein by reference.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2010		2009
For the quarters ended	High	Low	High	Low
December 31	$19.09	$16.16	$25.30	$20.71
September 30	$18.28	$12.40	$25.09	$17.73
June 30	$21.52	$12.36	$20.43	$12.59
March 31	$22.71	$18.01	$13.65	$7.57
DIVIDENDS
Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.
HOLDERS
At December 31, 2010, we had 76 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding.
PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY
During 2010, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
STOCK PERFORMANCE GRAPH
Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2005 through December 31, 2010 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2005.
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

NOTE: Derived from CRSP NASDAQ Stock Market, Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Used with permission. All rights reserved. Graph copyright 2011 Zacks Investment Research, Inc.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2010.

			Number of
			securities
			remaining
			available for
			future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options and rights	options and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:			3,347,853
Stock option awards	4,538,744	$14.70
Restricted stock unit awards	1,073,015	—
Equity compensation plans not approved by security holders	—	—	—

Total	5,611,759	11.89	3,347,853

ITEM 6. SELECTED FINANCIAL DATA
The following information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes contained in Item 8 — Financial Statements and Supplementary Data in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
(dollar amounts in thousands, except as noted)	2010	2009	2008	2007	2006
Consolidated statements of operations data:
Revenues	$1,038,269	$1,032,694	$1,045,665	$902,666	$615,376
Operating expenses (1)	975,504	904,406	1,138,435	779,435	536,014
Depreciation and amortization	57,496	56,023	56,251	46,997	28,590

Operating income (loss) (1)	5,269	72,265	(149,021)	76,234	50,772
Other expenses, net	(21,748)	(17,026)	(52,896)	(6,277)	(1,272)
Income from unconsolidated affiliates	1,461	1,934	1,250	908	660

Income (loss) from continuing operations before income taxes	(15,018)	57,173	(200,667)	70,865	50,160
Income tax (expense) benefit	(22,899)	(25,836)	7,337	(34,038)	(15,676)

Income (loss) from continuing operations	$(37,917)	$31,337	$(193,330)	$36,827	$34,484

Earnings (loss) per share from continuing operations:
Basic	$(0.75)	$0.59	$(3.91)	$0.77	$0.90
Diluted	$(0.75)	$0.58	$(3.91)	$0.74	$0.87

Consolidated balance sheet data:
Assets	$1,409,372	$1,412,679	$1,405,644	$1,850,449	$1,107,674
Debt obligations, long-term portion	286,105	320,283	294,355	491,923	289,795
Capital lease obligations, long-term portion	2,363	1,997	6,356	11,520	13,305

Summary network data
Number of operational ATMs at end of period	10,786	9,720	10,128	11,347	8,885
EFT processing transactions during the period (millions)	794	703	672	582	456
Number of operational prepaid processing POS terminals at end of period (rounded)	563,000	498,000	430,000	396,000	296,000
Prepaid processing transactions during the period (millions)	891	777	713	635	458
Money transfer transactions during the period (millions)	18.8	17.6	16.7	12.0	0.3

(1)	The results of 2010, 2009 and 2008 include non-cash charges related to impairment of goodwill and acquired intangible assets of $70.9 million, $9.9 million and $220.1 million, respectively. The results for 2007 include a benefit of $12.2 million for a federal excise tax refund which was recorded as a reduction to operating expenses.
Note: We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including acquisitions in 2006, 2007 and 2010 (See Note 5, Acquisitions, to the consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading global electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other prepaid products, and global consumer money transfer services. As of December 31, 2010, we operate in the following three principal business segments:
•	The EFT Processing Segment, which processes transactions for a network of 10,786 ATMs and approximately 55,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•	The epay Segment, which provides electronic distribution of prepaid mobile airtime and other electronic payment products and collection services for various prepaid products, cards and services. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 563,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America.

•	The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name RIA. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 110,000 locations. In addition to money transfers, we also offer customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing service for a wide variety of issued checks, along with competitive foreign currency exchange services. Bill payment services are offered primarily in the U.S.
We have six processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 27 principal offices in Europe, seven in North America, six in Asia Pacific, one in South America and two in the Middle East. Our executive offices are located in Leawood, Kansas, USA. With approximately 78% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations (for more discussion, see Item 1A — Risk Factors and Item 7A — Quantitative and Qualitative Disclosures About Market Risk).
SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each business segment’s sources of revenue are described in more detail below.
EFT Processing Segment – Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the year ended December 31, 2010, are derived from fees charged for transactions effected by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer does not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment – Revenues in the epay Segment, which represented approximately 58% of total consolidated revenues for the year ended December 31, 2010, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on each top-up transaction. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross margin and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which limits our ability to pass through reductions in commissions. Agreements with mobile phone operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile phone operators’ customers. Other electronic payment products offered by this segment include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment – Revenues in the Money Transfer Segment, which represented approximately 23% of total consolidated revenues for the year ended December 31, 2010, are primarily derived from charging a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on five primary areas:
•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs;

•	expansion of our epay processing network and portfolio of electronic payment products;

•	expansion of our money transfer and bill payment network; and

•	development of our credit and debit card outsourcing business.
EFT Processing Segment – The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:
•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the ability to renew existing contracts at profitable rates;

•	the ability to maintain pricing at current levels;

•	the impact of reductions in ATM interchange fees;

•	the ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take several. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.
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
•	the ability to negotiate new agreements in additional markets with mobile phone operators, content providers, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile phone operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile phone operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.
In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we grow organically. Competition among prepaid mobile airtime distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime distributors, offer a superior product offering and demonstrate the value of a global network. In a few of the markets in which we operate, such as Brazil and the Middle East, many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in electronic payment products, expansion of our network of retailers and access to all mobile operators’ products) remain present.
Money Transfer Segment – The expansion and development of our money transfer business will depend on various factors, including, but not necessarily limited to, the following:
•	the continued growth in worker migration and employment opportunities;

•	the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the U.S.;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	the ability to maintain our agent and correspondent networks;

•	the ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	the ability to take advantage of cross-selling opportunities with the epay Segment, including providing prepaid services through RIA’s stores and agents worldwide;

•	the ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	our ability to continue to successfully integrate RIA with our other operations; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.
Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the current recessionary economic environment and immigration developments, the number of money transfers from the U.S. to Mexico decreased in each of the last three years compared to respective prior years. Although the rate of decline slowed during 2010, we cannot predict how long these issues will continue to affect the U.S. market or whether other markets will experience similar issues.

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
For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies, as well as deliver new and innovative services to compete in the marketplace.
SEGMENT REVENUES AND OPERATING INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Revenues			Operating Income (Loss)
(in thousands)	2010	2009	2008	2010	2009	2008
EFT Processing	$194,875	$197,740	$205,257	$38,168	$48,190	$38,306
epay	599,023	602,075	609,106	(24,303)	49,446	(4,659)
Money Transfer	244,606	232,879	231,302	13,366	(354)	(157,150)

Total	1,038,504	1,032,694	1,045,665	27,231	97,282	(123,503)
Corporate services and eliminations	(235)	—	—	(21,962)	(25,017)	(25,518)

Total	$1,038,269	$1,032,694	$1,045,665	$5,269	$72,265	$(149,021)

SUMMARY
Our annual consolidated revenues increased by 1% for 2010 compared to 2009 and decreased by 1% for 2009 from 2008. The 2010 increase was primarily due to the acquisition of a Brazilian prepaid mobile airtime distribution company now known as epay Brazil, the increase in the number of money transfers processed and the impact of a weaker U.S. dollar, largely offset by decreased commission rates in several of our epay markets and decreased ATM interchange fees in Poland. The 2009 decrease was largely the result of the impact of a stronger U.S. dollar, partly offset by growth in our business resulting from increases in transactions processed.
Our operating income for 2010, 2009 and 2008 includes non-cash goodwill and intangible asset impairment charges of $70.9 million, $9.9 million and $220.1 million, respectively, as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements. Excluding the goodwill and intangible assets impairment charges, our operating income decreased 7% for 2010 from 2009 and increased 16% for 2009 over 2008. The 2010 decrease was mainly the result of lower profitability in the EFT Processing Segment, primarily related to lower ATM interchange fees in Poland, partly offset by improvements in the Money Transfer Segment driven by a greater number of transactions processed. The 2009 increase was primarily the result of growth in transaction volumes and related revenues.
Net loss attributable to Euronet Worldwide, Inc. for 2010 was $38.4 million, or $0.75 per diluted share, compared to net income attributable to Euronet Worldwide, Inc. for 2009 of $30.3 million, or $0.59 per diluted share, and net loss attributable to Euronet Worldwide, Inc. of $193.5 million, or $3.93 per diluted share for 2008. In addition to the explanations above, net loss for 2008 included an $18.8 million impairment loss on investment securities and a foreign currency exchange translation loss of $9.8 million, while net income (loss) for 2010 and 2009 included foreign currency exchange translation gain (loss) of $(7.6) million and $3.9 million, respectively. Net income (loss) attributable to Euronet Worldwide, Inc. for 2009 and 2008 included gain (loss) from discontinued operations of $0.5 million and $(1.1) million, respectively, or $0.01 and $(0.02) per diluted share, respectively.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our 2010 operating income benefitted by approximately 2% when compared to 2009, while 2009 operating income was reduced by approximately 14% compared to 2008 as a result of changes in foreign currency exchange rates. The overall impact from foreign currency exchange rate fluctuations was not significant to 2010. The impact of the stronger U.S. dollar during 2009 compared to 2008 generally reduced reported results in each segment in 2009. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating results for 2010, 2009 and 2008. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2010 and 2009, of the currencies of the countries in which we have our most significant operations.

	Average Translation Rate
				2010	2009
	Year Ended	Year Ended	Year Ended	Increase	Increase
	December 31,	December 31,	December 31,	(Decrease)	(Decrease)
Currency	2010	2009	2008	Percent	Percent
Australian dollar	$0.9199	$0.7922	$0.8519	16%	(7%)
British pound	1.5458	1.5660	1.8528	(1%)	(15%)
euro	1.3272	1.3938	1.4707	(5%)	(5%)
Hungarian forint	0.0048	0.0050	0.0059	(4%)	(15%)
Indian rupee	0.0219	0.0207	0.0232	6%	(11%)
Polish zloty	0.3330	0.3235	0.4200	3%	(23%)
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 — BY BUSINESS SEGMENT
EFT PROCESSING SEGMENT
2010 Compared to 2009
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Total revenues	$194,875	$197,740	$(2,865)	(1%)

Operating expenses:
Direct operating costs	92,594	83,198	9,396	11%
Salaries and benefits	27,259	30,302	(3,043)	(10%)
Selling, general and administrative	17,393	17,437	(44)	(0%)
Depreciation and amortization	19,461	18,613	848	5%

Total operating expenses	156,707	149,550	7,157	5%

Operating income	$38,168	$48,190	$(10,022)	(21%)

Transactions processed (millions)	794	703	91	13%
ATMs as of December 31	10,786	9,720	1,066	11%
Average ATMs	10,438	9,441	997	11%
Revenues
Our revenues for 2010 decreased slightly when compared to 2009 primarily due to reductions in ATM interchange fee revenues in Poland beginning in the second quarter of 2010 and $4.4 million of contract termination fees recorded in 2009. These decreases were largely offset by the increase in the number of ATMs under management in Poland and India, increased ATM transaction fees in Germany and the growth in transaction volumes in Cashnet — Euronet’s shared ATM network in India.

Average monthly revenue per ATM was $1,556 for 2010, compared to $1,745 for 2009. The decrease is generally the result of the reduction in Visa Europe and MasterCard interchange fee revenues in Poland that took effect in the second quarter of 2010. The decrease was also impacted by the non-recurring contract termination fees discussed above. Revenue per transaction was $0.25 for 2010 and $0.28 for 2009. The decrease is primarily the result of the reduction in ATM interchange fee revenues in Poland and the non-recurring contract termination fees discussed above, as well as a shift in the mix of transactions to lower priced transactions in markets such as India and Serbia and products such as our cross-border product. Partly offsetting these decreases is the increase in ATM transaction fees in Germany. We were able to increase ATM transaction fees in Germany beginning in mid-2009; however, in the first quarter of 2011, the German practice shifted to a market-driven, uncapped surcharge structure that has resulted in considerably lower ATM transaction fees. Accordingly, we expect that the EFT Processing Segment’s revenues and operating income each will be reduced by approximately $10.0 million in 2011 compared to 2010.
Our contracts in the EFT Processing Segment tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from entry into or termination of these management contracts. Banks have historically been very deliberate in negotiating these agreements and have evaluated a wide range of matters when deciding to choose an outsource vendor. Generally, the process of negotiating a new agreement is subject to extensive management analysis and approvals and the process typically takes several months. Increasing consolidation in the banking industry could make this process less predictable.
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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. The increase in direct operating costs for 2010, compared to 2009, is attributed to the increase in the number of ATMs under operation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, decreased to $102.3 million for 2010 from $114.5 million for 2009. This decrease is mainly attributable to reduced interchange fees in Poland and the contract termination fee revenues discussed above, partly offset by the increased ATM transaction fees in Germany and gross profits from additional ATMs under management. Gross profit as a percentage of revenues (“gross margin”) was 52% for 2010 compared to 58% for 2009. The decrease in gross margin is primarily due to the previously mentioned ATM interchange fees revenue reductions and contract termination fees.
Salaries and benefits
The decrease in salaries and benefits for 2010 compared to 2009 is primarily due to lower bonus expense related to reduced operating income. As a percentage of revenues, these costs decreased to 14.0% for 2010 compared to 15.3% for 2009.
Selling, general and administrative
Selling, general and administrative expenses were essentially flat for 2010 compared to 2009 as general cost control measures were implemented in response to the revenue pressures experienced in 2010. As a percentage of revenues, selling, general and administrative expenses remained basically flat at 8.9% for 2010 compared to 8.8% for 2009.
Depreciation and amortization
The increase in depreciation and amortization expense for 2010 compared to 2009 is primarily due to the growth in the number of owned ATMs. As a percentage of revenues, these expenses increased to 10.0% for 2010 from 9.4% for 2009.
Operating income
Operating income as a percentage of revenues (“operating margin”) was 19.6% for 2010 compared to 24.4% for 2009 and operating income per transaction was $0.05 for 2010 and $0.07 for 2009. The decreases in operating income, operating margin and operating income per transaction were primarily due to the reduced ATM interchange fees in Poland and the 2009 contract termination fees described above, partly offset by more ATMs under management and the increased ATM transaction fees in Germany.

Software sales backlog
As of December 31, 2010, the EFT Processing Segment had a software contract backlog of approximately $6.1 million compared to approximately $6.3 million as of December 31, 2009. This backlog represents software sales based on executed contracts under which we continue to have performance requirements to complete before the associated revenues are fully recognized. For our software solutions, we recognize revenues on the percentage-of-completion method based on meeting certain milestone requirements. As a result, we have not recognized all the revenues associated with these software sales contracts. We cannot give assurances that the contractual requirements will be completed or that we will be able to recognize the related revenues within the next year.
2009 Compared to 2008
The following table summarizes the results of operations for the EFT Processing Segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$197,740	$205,257	$(7,517)	(4%)

Operating expenses:
Direct operating costs	83,198	93,414	(10,216)	(11%)
Salaries and benefits	30,302	34,944	(4,642)	(13%)
Selling, general and administrative	17,437	19,398	(1,961)	(10%)
Depreciation and amortization	18,613	19,195	(582)	(3%)

Total operating expenses	149,550	166,951	(17,401)	(10%)

Operating income	$48,190	$38,306	$9,884	26%

Transactions processed (millions)	703	672	31	5%
ATMs as of December 31	9,720	10,128	(408)	(4%)
Average ATMs	9,441	10,554	(1,113)	(11%)
Revenues
Our revenues for 2009 decreased when compared to 2008 due to the stronger U.S. dollar during 2009 compared to 2008 relative to most of the currencies of the countries in which we operate. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are negatively impacted by the stronger U.S. dollar. Additionally, the decrease in the number of ATMs operated, which is primarily due to expiration or termination of ATM services contracts discussed in more detail in the following paragraphs, limited our revenue growth. Offsetting these decreases were 2009 contract termination fees totaling $4.4 million and increases in revenues primarily associated with our operations in Germany, India, Poland and our software and cross-border merchant processing and acquiring businesses.
Average monthly revenue per ATM was $1,745 for 2009, compared to $1,621 for 2008. The increase is generally the result of increased ATM transaction fees in Germany, the non-recurring contract termination fees discussed above and the expiration of an ATM services contract in the U.K. at the end of the first quarter 2008, partly offset by the impact of the stronger U.S. dollar. The U.K. contract involved processing services only with very little associated costs and, therefore, had lower-than-average revenue per ATM. Revenues per transaction were $0.28 for 2009 and $0.31 for 2008. The decrease is primarily the result of the impact of the stronger U.S. dollar and the growth of transactions in India and China, where revenues per transaction have been historically lower than in Central and Eastern Europe, generally due to lower labor costs. During 2009, transactions on Cashnet —Euronet’s shared network in India—increased 98% when compared to 2008.
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
Direct operating costs
The decrease in direct operating costs for 2009, compared to 2008, is attributed to the impact of the stronger U.S. dollar and the decrease in the number of ATMs under operation.
Gross profit
Gross profit increased to $114.5 million for 2009 from $111.8 million for 2008. This increase is mainly attributable to the increased ATM transaction fees in Germany, improved profitability in India, Poland and our cross-border merchant processing and acquiring business, and the contract termination fee revenues discussed above. Partly offsetting these increases are the impact of the stronger U.S. dollar and the loss of ATM services contracts discussed above. Gross margin was 58% for 2009 compared to 54% for 2008. The increase in gross margin is primarily due to the previously mentioned contract termination fees and gross margin improvements in Germany, India and our cross-border merchant processing and acquiring business.
Salaries and benefits
The decrease in salaries and benefits for 2009 compared to 2008 is almost entirely due to the impact of the stronger U.S. dollar discussed above. As a percentage of revenues, these costs decreased to 15% for 2009 from 17% for 2008.
Selling, general and administrative
The decrease in selling, general and administrative expenses for 2009 compared to 2008 is primarily due to the impact of the stronger U.S. dollar. The decrease in these expenses was also impacted by the spike in expenses in the second half of 2008 following the launch of our cross-border merchant processing and acquiring business. As a percentage of revenues, selling, general and administrative expenses remained flat at 9% for 2009 and 2008.
Depreciation and amortization
The decrease in depreciation and amortization expense for 2009 compared to 2008 is primarily due to the impact of the stronger U.S. dollar described above, partly offset by increased depreciation associated with our cross-border merchant processing and acquiring business, as well as increased deployment of owned ATMs in Poland. As a percentage of revenues, these expenses remained flat at 9% for 2009 and 2008.
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

EPAY SEGMENT
2010 Compared to 2009
The following table summarizes the results of operations for the epay Segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Total revenues	$599,023	$602,075	$(3,052)	(1%)

Operating expenses:
Direct operating costs	469,293	485,305	(16,012)	(3%)
Salaries and benefits	34,429	28,753	5,676	20%
Selling, general and administrative	31,926	23,154	8,772	38%
Goodwill impairment	70,925	—	70,925	n/m
Depreciation and amortization	16,753	15,417	1,336	9%

Total operating expenses	623,326	552,629	70,697	13%

Operating income (loss)	$(24,303)	$49,446	$(73,749)	n/m

Transactions processed (millions)	891	777	114	15%

n/m — Not meaningful.
Revenues
The decrease in revenues for 2010 compared to 2009 was generally attributable to mobile phone operator commission rate decreases in certain markets, declines in the number of transactions processed in the U.K., Spain and Australia due to economic pressures, and changes in the mix of transactions to lower revenue transactions. These decreases were largely offset by the increase in transactions processed in Germany, Italy, India and our ATX subsidiary, the impact of the third quarter 2010 acquisition of epay Brazil and the impact of the weaker U.S. dollar compared to the Australian dollar. The epay Segment offers different types of services with associated differences in revenues and costs per transaction. Although transactions processed have increased in 2010 compared to 2009, a shift in the mix of transactions has contributed to lower revenues. However, due to a shift to transactions with higher profit margins, our gross profits have increased.
In certain markets, our revenue growth has slowed due to mobile phone operators and retailers driving competitive reductions in pricing and margins as well as overall economic conditions impacting customers’ buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available.
Revenues per transaction decreased to $0.67 for 2010 from $0.77 for 2009, primarily due to the decrease in mobile phone operator commission rates and changes in the mix of transactions, particularly due to growth in India and our ATX subsidiary where revenues per transaction are considerably lower than average. ATX provides transaction processing services only without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions is a fraction of that recognized on average transactions, but with very low associated costs.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other electronic payment products, as well as expenses required to operate POS terminals. The decrease in direct operating costs is generally attributable to the decrease in mobile phone operator commission revenues having been largely passed on to retail merchants resulting in lower commission costs, and changes in the mix of transactions to those with lower costs. The decrease was partly offset by the epay Brazil direct costs incurred after it was acquired in the third quarter of 2010, the increase in the number of transactions processed and the impact of the weaker U.S. dollar compared to the Australian dollar.

Gross profit
Gross profit was $129.7 million for 2010 compared to $116.8 million for 2009. The primary causes of the increase in gross profit are the impact of the acquisition of epay Brazil, increased transaction volumes in Germany, favorable product mix changes in the U.S. and the impact of the weaker U.S. dollar compared to the Australian dollar. These increases were partly offset by transaction volume declines in the U.K. and margin pressures in Australia. Gross margin increased to 22% for 2010 from 19% for 2009, mainly due to favorable product mix changes in the U.S. and Germany. Gross profit per transaction remained flat at $0.15 for both 2010 and 2009.
Salaries and benefits
Salaries and benefits increased to $34.4 million for 2010 from $28.8 million for 2009, primarily due to the expenses incurred by epay Brazil after its 2010 acquisition and certain severance costs. As a percentage of revenues, salaries and benefits increased to 5.7% for 2010 from 4.8% for 2009.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2010 compared to 2009 is primarily due to the expenses incurred by epay Brazil after its acquisition in 2010, additional overhead to support development in growing markets, professional fees related to due diligence, recruiting and legal matters, certain rebranding and marketing expenses incurred in 2010 and increased bad debts in certain markets. As a percentage of revenues, selling, general and administrative expenses increased to 5.3% for 2010 from 3.8% for 2009.
Goodwill impairment
In 2010, we recorded a non-cash goodwill impairment charge of $70.9 million. The fourth quarter of 2010 reflected continuing declines in profitability for certain reporting units of the epay Segment in Central and Western Europe. While these decreases were primarily driven by general economic conditions in the respective markets, recent developments led us to conclude that our ability to recover from these declines would be more difficult for our epay reporting units in the U.K., Spain and Romania. The U.K. reporting unit primarily provides prepaid mobile airtime top-up services in a mature market with limited growth for these services and it has experienced protracted declines in the volume of transactions processed. While new product offerings in the U.K. provide a significant opportunity, the dependence on top-up services is expected to hamper the unit’s overall growth. In Spain, the general economic conditions have led us to conclude that the profitability of our Spanish epay unit will grow more slowly and take longer to recover than our other European epay units. Finally, while the operating results of the Romanian epay unit improved during 2010, the unit has recently experienced strong pressure on its gross margins. In light of these developments, we recorded goodwill impairment charges of $58.2 million related to the U.K., $11.2 million related to Spain and $1.5 million related to Romania. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for a further discussion of these charges.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangibles and the depreciation of POS terminals we install in retail stores. The increase in depreciation and amortization for 2010 compared to 2009 is primarily due to the depreciation and amortization of epay Brazil assets since its 2010 acquisition and growth in installed POS terminals in growing markets, most significantly, Italy. As a percentage of revenues, depreciation and amortization expense increased slightly to 2.8% for 2010 from 2.6% for 2009.
Operating income (loss)
The decrease in operating income for 2010 compared to 2009 is mainly due to the goodwill impairment charges in 2010. Excluding the goodwill impairment charges, operating income as a percentage of revenues was 7.8% for 2010 compared to 8.2% for 2009. The decrease is primarily due to the greater salaries and benefits and selling, general and administrative expenses discussed above, partly offset by improved gross margins. Excluding the goodwill impairment charges, operating income per transaction decreased to $0.05 in 2010 from $0.06 in 2009.

2009 Compared to 2008
The following table summarizes the results of operations for the epay Segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$602,075	$609,106	$(7,031)	(1%)

Operating expenses:
Direct operating costs	485,305	495,971	(10,666)	(2%)
Salaries and benefits	28,753	28,574	179	1%
Selling, general and administrative	23,154	22,098	1,056	5%
Goodwill impairment	—	50,681	(50,681)	n/m
Depreciation and amortization	15,417	16,441	(1,024)	(6%)

Total operating expenses	552,629	613,765	(61,136)	(10%)

Operating income (loss)	$49,446	$(4,659)	$54,105	n/m

Transactions processed (millions)	777	713	64	9%

n/m — Not meaningful.
Revenues
The decrease in revenues for 2009 compared to 2008 was generally attributable to the impact of the stronger U.S. dollar and mobile phone operator commission rate decreases in certain markets, largely offset by the increase in total transactions processed across most of our epay Segment operations, particularly Australia, Germany and the U.S.
Revenues per transaction decreased to $0.77 for 2009 from $0.85 for 2008 primarily due to the impact of the stronger U.S. dollar and mobile phone operator commission rate decreases in certain markets.
Direct operating costs
The decrease in direct operating costs is generally attributable to the impact of the stronger U.S. dollar, partly offset by the increase in total transactions processed. Additionally, most of the decrease in mobile phone operator commission revenues discussed above was passed on to retail merchants resulting in lower commission costs.
Gross profit
Gross profit was $116.8 million for 2009 compared to $113.1 million for 2008. Gross margin remained flat at 19% for both 2009 and 2008 and gross profit per transaction was $0.15 for 2009 compared to $0.16 for 2008. Most of the reduction in gross profit per transaction is due to the impact of the stronger U.S. dollar.
Salaries and benefits
Salaries and benefits were relatively flat for 2009 compared to 2008 as a result of the impact of the stronger U.S. dollar largely offsetting increased costs to support development in growing markets. As a percentage of revenues, salaries and benefits increased slightly to 4.8% for 2009 from 4.7% for 2008.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2009 compared to 2008 is primarily due to additional overhead to support development in growing markets and increased allowance for bad debts and other balance sheet reconciliation issues in one of our operating units, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, selling, general and administrative expenses increased to 3.8% for 2009 from 3.6% for 2008.

Goodwill impairment
In 2008, we recorded a non-cash impairment charge of $50.7 million related to the goodwill of the Spanish prepaid business. In the fourth quarter of 2008, there were severe disruptions in the credit markets and the macroeconomic business climate which caused credit, currency and stock markets to plummet. These events adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price during this period. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter of 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into our business outlook and projections for the Spanish prepaid business, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, growth in the prepaid mobile phone business in Spain had been slower than expected and commission pressure from mobile phone operators, as well as intense competition from other prepaid processors, had reduced profitability. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for a further discussion of this charge.
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
MONEY TRANSFER SEGMENT
2010 Compared to 2009
The following table presents the actual results of operations for the years ended December 31, 2010 and 2009 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	Amount	Percent
Total revenues	$244,606	$232,879	$11,727	5%

Operating expenses:
Direct operating costs	113,913	109,867	4,046	4%
Salaries and benefits	59,109	54,166	4,943	9%
Selling, general and administrative	37,746	38,716	(970)	(3%)
Goodwill and acquired intangible assets impairment	—	9,884	(9,884)	n/m
Depreciation and amortization	20,472	20,600	(128)	(1%)

Total operating expenses	231,240	233,233	(1,993)	(1%)

Operating income (loss)	$13,366	$(354)	$13,720	n/m

Transactions processed (millions)	18.8	17.6	1.2	7%

n/m — Not meaningful.

Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction, as well as a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. The increase in revenues for 2010 compared to 2009 is primarily due to a 7% increase in the number of transactions processed for 2010 compared to 2009, driven by an 18% increase in transfers from non-U.S. markets. For 2010, money transfers to Mexico, which represented 21% of total money transfers, decreased by 8%, while transfers to all other countries increased 11% when compared to the prior year, primarily due to the expansion of our correspondent payout networks and agent networks in non-U.S. markets. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market, as well as immigration developments in the U.S. These issues have also resulted in certain competitors lowering transaction fees and foreign currency exchange spreads in certain markets where we do business in an attempt to limit the impact on money transfer volumes. We have generally maintained our pricing structure in response to these developments. Although the continuing decline in money transfers to Mexico slowed during 2010, we cannot predict how long these issues will continue to impact the U.S. market or whether other markets will experience similar issues and we cannot predict whether we will change our pricing strategy over the short or long term in order to protect or increase market share.
Revenues per transaction were $13.01 for 2010 compared to $13.23 for 2009. The decrease was largely the result of marginally lower spreads on foreign currency exchange margins and slightly lower average amount transferred per transaction in 2010 compared to 2009. These decreases were partly offset by the continued shift in transaction mix to non-U.S. locations, which generally have higher-than-average revenues per transaction. For 2010, 59% of our money transfers were initiated in the U.S. and 41% in non-U.S. markets. For 2009, 63% of our money transfers were initiated in the U.S. and 37% in non-U.S. markets. We expect that the U.S. will continue to represent our highest volume market; however, significant future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customer’s destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. The increase in direct operating costs in 2010 compared to 2009 is primarily due to the growth in the number of transactions processed.
Gross profit
Gross profit was $130.7 million for 2010 compared to gross profit of $123.0 million for 2009. This improvement is primarily due to the growth in the number of money transfers, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin remained flat at 53% for 2010 and 2009.
Salaries and benefits
Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for 2010 compared to 2009 is primarily due to the increased expenditures we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, salaries and benefits increased to 24.2% for 2010 from 23.3% for 2009.
Selling, general and administrative
Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The decrease in selling, general and administrative expenses for 2010 compared to 2009 is primarily the result of our ability to leverage fixed operating costs while expanding the business, primarily internationally and decreased legal fees. As a percentage of revenues, selling, general and administrative expenses decreased to 15.4% for 2010 from 16.6% for 2009.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangibles and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The decrease in depreciation and amortization for 2010 compared to 2009 is due to the impact of the stronger U.S. dollar, partly offset by capital expenditures for expansion. Significant capital expenditures have not been required due to the shift in achieving expansion more through agents which requires fewer capital expenditures than expansion from adding company stores. As a percentage of revenues, depreciation and amortization decreased to 8.4% for 2010 from 8.8% for 2009.

Operating income (loss)
The increase in operating income for 2010 compared to 2009 is mainly due to the goodwill and acquired intangible impairment charge in 2009 discussed below. Excluding this charge, operating income increased 40% in 2010 compared to 2009, which is the result of growth in the number of transactions processed, the shift in transaction mix to transfers from non-U.S. markets, the addition of new products and the leveraging of fixed costs, partly offset by increased salaries and benefits expenses to expand internationally. Operating margin, excluding the goodwill and acquired intangible assets impairment charge, increased to 5.5% for 2010 from 4.1% for 2009.
2009 Compared to 2008
The following table presents the actual results of operations for the years ended December 31, 2009 and 2008 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
			Increase	Increase
			(Decrease)	(Decrease)
(dollar amounts in thousands)	2009	2008	Amount	Percent
Total revenues	$232,879	$231,302	$1,577	1%

Operating expenses:
Direct operating costs	109,867	114,457	(4,590)	(4%)
Salaries and benefits	54,166	50,543	3,623	7%
Selling, general and administrative	38,716	34,673	4,043	12%
Goodwill and acquired intangible assets impairment	9,884	169,396	(159,512)	n/m
Depreciation and amortization	20,600	19,383	1,217	6%

Total operating expenses	233,233	388,452	(155,219)	n/m

Operating loss	$(354)	$(157,150)	$156,796	n/m

Transactions processed (millions)	17.6	16.7	0.9	5%

n/m — Not meaningful.
Revenues
Revenues per transaction were $13.23 for 2009 compared to $13.85 for 2008. For 2009, 63% of our money transfers were initiated in the U.S., 33% in Europe and 4% in other countries, such as Canada and Australia. For 2008, 68% of our money transfers were initiated in the U.S., 29% in Europe and 3% in other countries.
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
Direct operating costs
The decrease in direct operating costs in 2009 compared to 2008 is due to the impact of the stronger U.S. dollar, partly offset by the growth in the number of transactions processed.
Gross profit
Gross profit was $123.0 million for 2009 compared to gross profit of $116.8 million for 2008. This improvement is primarily due to the growth in the number of money transfer transactions, partly offset by the impact of the stronger U.S. dollar related to money transfers originated outside the U.S. Gross margin was 53% for 2009 compared to 51% for 2008. The improvement primarily reflects the strong growth in transaction volume in our higher margin non-U.S. locations.

Salaries and benefits
The increase in salaries and benefits for 2009 compared to 2008 is primarily due to the increased expenditures we incurred to support expansion of our operations, primarily internationally, partly offset by the impact of the stronger U.S. dollar. As a percentage of revenues, salaries and benefits increased slightly to 23% for 2009 from 22% for 2008.
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
Goodwill and acquired intangible assets impairment
In the fourth quarter of 2008, we recorded a non-cash impairment charge of $169.4 million related to certain goodwill and intangible assets of the RIA money transfer business. In the fourth quarter of 2008, there were severe disruptions in the credit markets and the macroeconomic business climate which caused credit, currency and stock markets to plummet. These events adversely impacted corporate valuations across most industries, all of which contributed to a significant decline in our stock price during this period. An important component of the 2008 goodwill impairment testing was the reconciliation of a company’s equity to its market capitalization. During the fourth quarter of 2008 and into 2009, our total market capitalization was less than the recorded value of the Company’s equity by an amount approaching 50% of recorded equity, creating a strong indicator of impairment for our goodwill balance. Because of these macroeconomic conditions, after incorporating assumptions that we or another purchaser would likely make into our business outlook and projections for the Money Transfer Segment, we determined that the resulting valuations were not sufficient to support the recorded value of our investment. Specifically, we experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, that were initially expected to continue expanding. This charge was an estimate based on the assessment performed up to the filing date of our 2008 Annual Report on Form 10-K. We completed the assessment in the first quarter of 2009 and recorded an additional $9.9 million non-cash impairment charge in the first quarter of 2009. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for a further discussion of this charge.
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
Operating loss
The decrease in operating loss for 2009 compared to 2008 is mainly due to the larger goodwill and acquired intangible impairment charge in 2008 compared to 2009. Excluding these charges from both years, operating income decreased 22% in 2009 compared to 2008, which is the result of increased costs to expand internationally, increased professional fees and the negative impact of the stronger U.S. dollar, partly offset by the growth in the number of transactions processed, mainly those that originated in non-U.S. locations. Additionally, 2008 revenues and operating income included approximately $2.5 million in benefits from the favorable management of foreign exchange spreads that did not recur in 2009.

CORPORATE SERVICES
The components of Corporate Services operating expenses for 2010, 2009 and 2008 were as follows:

				Year-over-Year Change
				2010	2009
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	2008	Percent	Percent
Salaries and benefits	$15,587	$16,226	$15,037	(4%)	8%
Selling, general and administrative	5,559	7,398	9,249	(25%)	(20%)
Depreciation and amortization	810	1,393	1,232	(42%)	13%

Total operating expenses	$21,956	$25,017	$25,518	(12%)	(2%)

Operating expenses for Corporate Services decreased by 12% for 2010 and 2% for 2009 compared to the respective prior year. The decrease in salaries and benefits for 2010 compared to 2009 is primarily the result of lower incentive compensation accruals, partly offset by higher share-based compensation and salaries. The decrease in selling, general and administrative expenses for 2010 compared to 2009 is due primarily to lower legal, audit and acquisition-related professional fees. The decrease in corporate depreciation and amortization for 2010 compared to 2009 is the result of a three-year enterprise-wide desk-top license becoming fully depreciated in May of 2010.
The increase in salaries and benefits for 2009 compared to 2008 is primarily the result of greater incentive compensation recorded in 2009 than in 2008. The decrease in selling, general and administrative expenses is due primarily to 2008 professional fees and settlement costs of $3.0 million associated with our efforts to acquire MoneyGram International, Inc. (“MoneyGram”), partly offset by increased cost for professional fees for legal and acquisition-related expenses during 2009. The increase in corporate depreciation and amortization is the result of increased amortization related to an enterprise-wide desk-top license.
OTHER INCOME (EXPENSE)

				Year-over-Year Change
				2010	2009
				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)
(dollar amounts in thousands)	2010	2009	2008	Percent	Percent
Interest income	$3,237	$3,250	$10,611	—	(69%)
Interest expense	(20,447)	(25,716)	(36,351)	(20%)	(29%)
Income from unconsolidated affiliates	1,461	1,934	1,250	(24%)	55%
Gain on dispute settlement	3,110	—	—	n/m	n/m
Gain on sale of (impairment loss on) investment securities	—	1,751	(18,760)	n/m	n/m
Gain (loss) on early retirement of debt	—	(254)	1,425	n/m	n/m
Foreign currency exchange gain (loss), net	(7,648)	3,943	(9,821)	n/m	n/m

Total other expense, net	$(20,287)	$(15,092)	$(51,646)	n/m	n/m

n/m — Not meaningful.
Interest income
There were no significant changes in interest income for 2010 from 2009, while the decrease in interest income for 2009 from 2008 is primarily due to a decline in short-term interest rates and a decrease in average cash balances on hand during 2009. Interest income for 2008 included $1.6 million for interest related to a federal excise tax refund. Increasing average cash deposits held in our trust accounts related to the administration of customer collections and vendor remittance activities of the epay Segment have slowed the decline in interest income as the segment’s operations have grown.

Interest expense
The decreases in interest expense for 2010 from 2009 and for 2009 from 2008 are primarily due to the repurchases of convertible debentures in late 2008 and early 2009 along with lower interest rates paid on floating-rate debt and reductions in average amounts outstanding under the revolving credit facility. Additionally, during 2010, 2009 and 2008, we repaid $2 million, $3 million and $32 million, respectively, on our term loan. We generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days.
Income from unconsolidated affiliates
Income from unconsolidated affiliates mainly represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East, an EFT Processing Segment joint venture in Bahrain, and our 47% investment in Euronet Indonesia. During 2010, we made a loan to Euronet Indonesia which caused us to recognize previous unrecognized losses as our investment had been fully written off due to losses incurred. The increase in income for 2009 from 2008 is the result of increased profitability of epay Malaysia and Euronet Middle East.
Gain on dispute settlement
In 2010, we reached a settlement regarding a dispute with the sellers of RIA Envia, Inc. (“RIA”). We received 226,634 shares of Euronet stock that had been held in escrow related to the RIA acquisition. The $3.5 million fair value of the shares on the date of settlement was recorded as an addition to treasury stock and $3.1 million, net of settlement costs, was recorded as a non-operating gain.
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
We recorded a net foreign currency exchange loss of $7.6 million for 2010, a gain of $3.9 million for 2009, and a loss of $9.8 million during 2008. In the latter part of 2008, the U.S. dollar strengthened against most European-based currencies, primarily the euro and British pound, and we, therefore, recorded realized and unrealized foreign currency exchange losses. The strengthening of the U.S. dollar continued through the first half of 2009 before weakening in the second half, resulting in net realized and unrealized gains. During 2010, the U.S. dollar strengthened compared to certain currencies, most notably the euro, and weakened compared to others, most significantly the Australian dollar. The net effect of these foreign currency rate fluctuations in 2010 was a net foreign currency exchange loss.

INCOME TAX EXPENSE

	Year Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
Income (loss) from continuing operations before income taxes	$(15,018)	$57,173	$(200,667)
Income tax expense (benefit)	22,899	25,836	(7,337)

Income (loss) from continuing operations	$(37,917)	$31,337	$(193,330)

Effective income tax rate	(152.5%)	45.2%	3.7%

Income (loss) from continuing operations before income taxes	$(15,018)	$57,173	$(200,667)
Adjust: Foreign currency exchange gain (loss), net	(7,648)	3,943	(9,821)
Adjust: Goodwill and acquired intangible assets impairment	(70,925)	(9,884)	(220,077)
Adjust: Gain on dispute settlement	3,110	—	—
Adjust: Gain (loss) related to investment securities	—	1,751	(18,760)

Income from continuing operations before income taxes, as adjusted	$60,445	$61,363	$47,991

Income tax expense (benefit)	$22,899	$25,836	$(7,337)
Adjust: Income tax expense (benefit) attributable to foreign currency exchange gain (loss), net	3	29	(12,896)
Adjust: Income tax benefit attributable to goodwill and acquired intangible assets impairment	—	—	(11,916)

Income tax expense, as adjusted	$22,896	$25,807	$17,475

Effective income tax rate, as adjusted	37.9%	42.1%	36.4%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income. Our effective tax rates were (152.5)%, 45.2% and 3.7% for the years ended December 31, 2010, 2009 and 2008, respectively. There are several factors that have caused our effective tax rates to fluctuate over the past three years. The most significant of these factors include the Company’s tax position in the U.S., the impact of foreign currency exchange translation results, the impairments for goodwill and acquired intangible assets, the gain on dispute settlement for the year ended December 31, 2010 and the gains and losses related to investment securities for the years ended December 2009 and 2008. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 37.9%, 42.1% and 36.4% for the years ended December 31, 2010, 2009 and 2008, respectively.
The increase in the effective tax rate, as adjusted, for 2010 compared to the applicable statutory rate of 35% is primarily related to our U.S. tax position. For the year ended December 31, 2010, we have recorded a valuation allowance against our U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized for this period. The decrease in adjusted effective tax rate for 2010 compared to 2009 is primarily due to a $1.0 million adjustment to the reserve related to deferred tax assets generated from prior U.S. net operating losses, a $0.8 million adjustment related to a foreign tax law change recorded in 2010 and a $0.9 million reduction in unrecognized tax benefits for 2010.
The higher adjusted effective tax rate for 2009 compared to 2008 was primarily related to the Company’s tax positions in the U.S. and Spain. Due to the goodwill impairment test performed in 2008, we reviewed the impact of the adverse macroeconomic business conditions and outlook, as well as business forecasts, on the realization of our net operating losses and other deferred tax assets. Based on this information, we concluded that a valuation allowance was necessary against the deferred tax assets, including tax net operating losses, of our U.S. and Spanish operations. In 2009, the increase in the adjusted effective tax rate was the result of an inability to recognize the deferred tax benefits of tax net operating losses in Spain and an increase in operating income in higher tax rate countries.
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
OTHER
Discontinued operations, net
During the fourth quarter of 2009, we sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, for $6.5 million. This resulted in an after-tax gain of $0.2 million which is included in discontinued operations, net in the Consolidated Statements of Operations. Essentis’ results of operations are shown as discontinued operations for 2008 as well.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.5 million and $1.5 million for 2010 and 2009, respectively, and net loss attributable to noncontrolling interests was $0.9 million for 2008. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

	Percent
Subsidiary	Owned	Segment
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net loss attributable to Euronet Worldwide, Inc. was $38.4 million in 2010 compared to net income of $30.3 million in 2009 and a net loss of $193.5 million for 2008. As more fully discussed above, the decrease of $68.7 million in 2010 compared to 2009 was mainly the result of the $67.0 million decrease in operating income primarily due to the $61.0 million greater goodwill and acquired intangible assets impairment charge in 2010 than in 2009. Additionally, foreign currency exchange loss increased $11.6 million, while net interest expense decreased $5.3 million, income tax expense decreased $2.9 million and other items increased net income by $1.7 million.
The increase of $223.8 million in 2009 compared to 2008 was mainly the result of the $221.3 million increase in operating income driven by the $210.2 million greater non-cash goodwill and acquired intangible assets impairment charge in 2008 than in 2009. Additionally, 2008 results include $18.8 million in unrealized loss on investment securities compared to the $1.8 million gain in 2009 on sale of the same securities. Further, income tax expense increased $33.2 million and net income attributable to noncontrolling interests increased $2.4 million while foreign currency exchange gains increased $13.8 million, net interest expense decreased $3.3 million, net income from discontinued operations increased $1.5 million and other items decreased net income by $1.1 million.

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
We recorded a gain (loss) on translation adjustment of ($15.4) million, $29.2 million and ($79.3) million in 2010, 2009 and 2008, respectively. In the latter half of 2008, the U.S. dollar strengthened against most European-based currencies, primarily the euro and British pound, resulting in translation losses which were recorded in comprehensive income (loss). This strengthening continued until the second half of 2009 when the U.S. dollar weakened against most of those currencies, resulting in net translation gains for 2009. During 2010, the U.S. dollar strengthened compared to certain currencies and weakened compared to others and the net result was a translation loss of $15.4 million which was recorded in comprehensive income (loss).
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2010, we had working capital, which is the difference between total current assets and total current liabilities, of $156.7 million, compared to working capital of $167.0 million as of December 31, 2009. Our ratio of current assets to current liabilities was 1.27 at December 31, 2010, compared to 1.34 as of December 31, 2009. The decrease in working capital is due primarily to the acquisition of epay Brazil and the repayment of borrowings on revolving debt classified as long-term, mostly offset by the contributions from operating results.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of December 31, 2010, working capital in the Money Transfer Segment was $81.5 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flows
Cash flows provided by operating activities were $108.1 million for 2010, compared to $96.1 million for 2009. The increase was primarily the result of lesser amounts paid to acquire certain customer contracts in 2010 than in 2009, as well as improved operating results as adjusted for non-cash charges.
Cash flows provided by operating activities were $96.1 million for 2009, compared to $91.2 million for 2008. The increase was primarily the result of improved operating results as adjusted for non-cash charges. Improved cash flows from fluctuations in working capital were largely offset by amounts paid to secure an exclusive, long-term distribution agreement with a vendor in Australia.
Investing activity cash flows
Cash flows used in investing activities were $55.4 million for 2010, compared to $39.8 million for 2009. Our investing activities include $33.3 million and $35.0 million for the purchase of property and equipment, software development and other long-term assets in 2010 and 2009, respectively. Our acquisitions used $24.4 million and $17.2 million in 2010 and 2009, respectively. Our investing activities for 2009 included $7.1 million in proceeds from the sale of Essentis and $3.0 million from the sale of MoneyGram common stock. Proceeds from the sale of property and equipment were $2.3 million each for 2010 and 2009.

Cash flows used in investing activities were $39.8 million for 2009, compared to $21.3 million for 2008. Our investing activities included $35.0 million and $43.0 million for the purchase of property and equipment, software development and other long-term assets in 2009 and 2008, respectively. Our acquisitions used $17.2 million and $5.4 million in 2009 and 2008, respectively. Our investing activities for 2009 included $7.1 million in proceeds from the sale of Essentis, $3.0 million from the sale of MoneyGram common stock and $2.3 million from the sale of property and equipment. Our investing activities for 2008 included the return of $26.0 million we placed in escrow in 2007 in connection with the agreement to acquire Envios de Valores La Nacional Corp., which, ultimately, was not consummated.
Financing activity cash flows
Cash flows used in financing activities were $44.8 million during 2010, compared to $57.5 million during 2009. Our financing activities consisted primarily of net repayments of debt obligations of $45.2 million and $56.0 million for 2010 and 2009, respectively. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during 2010 and 2009, we had a total of $144.8 million and $517.9 million in borrowings, respectively, and $184.0 million and $495.6 million in repayments, respectively, under our revolving credit facility. Our utilization of the revolving credit facility decreased in 2010 as we were able to use cash flows from operations for more of our working capital needs. During 2010 and 2009, we repurchased $1.2 million and $68.8 million, respectively, in principal amount of our 1.625% convertible debentures for $1.2 million and $68.0 million in cash, respectively. Further, we paid $2.0 million in 2010 and $3.0 million in 2009 on our term loan. Additionally, we paid $2.8 million and $7.2 million of capital lease obligations during 2010 and 2009, respectively. Finally, we paid $2.2 million of dividends to holders of noncontrolling interests in both 2010 and 2009. Other financing activities for 2009 included $1.6 million of debt issuance costs related to the amendment to our credit facility.
Cash flows used in financing activities were $57.5 million during 2009, compared to $145.7 million during 2008. Our financing activities consisted primarily of net repayments of debt obligations of $56.0 million and $146.6 million for 2009 and 2008, respectively. During 2008, we repurchased $70.0 million in principal amount of our 1.625% convertible debentures for $63.4 million in cash. Additionally, we paid $32.0 million in 2008 on our term loan. We also paid $6.8 million of capital lease obligations during 2008.
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
During February 2009, we entered into Amendment No. 2 to the Credit Facility to, among other things, (i) (a) grant us the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase our 3.50% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions or provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. We incurred costs of approximately $1.6 million in connection with the amendment, which will be recognized as additional interest expense over the remaining term of the Credit Facility.
The $100 million five-year revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our Consolidated EBITDA ratio as defined in the Credit Facility agreement. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. The revolving credit facility expires in April 2012 and we expect to be able to renegotiate or extend the agreement prior to the expiration date at acceptable terms. However, if acceptable refinancing options are unavailable, we believe that we have adequate cash sources to fund working capital requirements. Specifically, our revolving credit facility supports certain lines of credit, primarily with mobile phone operators, without which we would likely be required to pay the mobile phone operators more quickly. We believe our cash generated from operations and cash on hand would be adequate for us to meet any such accelerated payment terms.
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
As of December 31, 2010, we had borrowings of $127.0 million outstanding against the term loan. We had no borrowings and stand-by letters of credit and bank guarantees of $41.7 million outstanding against the revolving credit facility. The remaining $58.3 million under the revolving credit facility ($83.3 million if the facility were increased to $125 million) was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of December 31, 2010, our weighted average interest rate was 2.3% under the term loan, excluding amortization of deferred financing costs. Although we had no borrowings under the revolving credit facility as of December 31, 2010, the effective interest rate in the U.S. was 1.5%.
Short-term debt obligations – Short-term debt obligations at December 31, 2010 primarily consisted of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $0.6 million outstanding under these facilities as of December 31, 2010.
We believe that the short-term debt obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt – We have outstanding $175 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). We will pay contingent interest for the six-month period from October 15, 2012 through April 14, 2013 and for each six-month period thereafter from April 15 to October 14 or October 15 to April 14 if the average trading price of the debentures for the applicable five trading-day period preceding such applicable six-month interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The debentures may not be redeemed by us until October 20, 2012 but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates.
Should holders of the 3.50% convertible debentures require us to repurchase their debentures on the dates outlined above, we cannot guarantee that we will have sufficient cash on hand or have acceptable financing options available to us to fund these required repurchases. An inability to be able to finance these potential repayments could have an adverse impact on our operations. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreements governing these debentures and in Note 10, Debt Obligations, to the consolidated financial statements.
Proceeds from issuance of shares and other capital contributions – We have share compensation plans that allow the Company to make grants of shares of restricted Common Stock, or options to purchase shares of Common Stock, to certain current and prospective key employees, directors and consultants. During 2010, 194,662 stock options were exercised at an average exercise price of $8.56, resulting in proceeds to us of approximately $1.7 million.
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

During 2010, we issued 46,849 shares at an average price of $16.95 per share, resulting in proceeds to us of approximately $0.8 million.
These plans are discussed further in Note 15, Stock Plans, to the consolidated financial statements.
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
Leases – We lease ATMs and other property and equipment under capital lease arrangements that expire between 2011 and 2015. The leases bear interest between 3.9% and 26.2% per year. As of December 31, 2010, we owed $4.8 million under these capital lease arrangements. The majority of these lease agreements are entered into in connection with long-term outsourcing agreements where, generally, we purchase a bank’s ATMs and simultaneously sell the ATMs to an entity related to the bank and lease back the ATMs for purposes of fulfilling the ATM outsourcing agreement with the bank. We fully recover the related lease costs from the bank under the outsourcing agreements. Generally, the leases may be canceled without penalty upon reasonable notice in the unlikely event the bank or we were to terminate the related outsourcing agreement. We expect that, if terms are acceptable, we will acquire more ATMs from banks under such outsourcing and lease agreements.
Capital expenditures and needs – Total capital expenditures for 2010 were $30.3 million, of which $1.4 million were funded through capital leases. These capital expenditures were primarily for the purchase of ATMs for deployment or to meet contractual requirements in Poland, India and China, the purchase of POS terminals for the epay and Money Transfer Segments, and office and data center computer equipment and software. Total capital expenditures for 2011 are estimated to be approximately $35 million to $45 million.
An additional $2.2 million in software development cost was capitalized during 2010 for the development and enhancement of our EFT Processing Segment software products. See Note 18, Computer Software to be Sold, to the consolidated financial statements for a further discussion.
In the epay Segment, approximately 124,000 of the approximately 563,000 POS devices that we operate are Company-owned, with the remaining devices being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
In the EFT Processing Segment, we are required to maintain ATM hardware for Euronet-owned ATMs and software for all ATMs in our network and in our processing centers in accordance with certain regulations and mandates established by local country regulatory and administrative bodies as well as EMV (Europay, MasterCard and Visa) chip card support. Additionally, as regulations change or new regulations or mandates are issued, we may have additional capital expenditures over the next few years to maintain compliance with these regulations and/or mandates. While we do not currently have plans to increase capital expenditures to expand our network of owned ATMs, we expect that if strategic opportunities become available to us, we may consider increasing future capital expenditures to expand this network in new or existing markets.
Contingencies
In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Services (“CES”), an indirect, wholly owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into possible price collusion related to money transmission services to the Dominican Republic (“D.R.”) during the period from January 1, 2004 to the date of the subpoena. We acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
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
During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. California law regarding an employer’s obligations to provide lunch and rest periods is under review by the California Supreme Court. The proceeding is in the preliminary stages and we intend to vigorously defend the lawsuit.
Additionally, from time to time, we are a party to litigation arising in the ordinary course of business. Currently, there are no other contingencies that we believe, either individually or in the aggregate, would have a material adverse effect upon our consolidated results of operations or financial condition.
Other trends and uncertainties
German EFT transaction fees – EFT transaction fees in Germany increased in mid-2009 and the higher rates were sustained through the end of 2010. However, as expected, in the first quarter of 2011 the current interbank charge structure shifted to a market-driven surcharge structure. The surcharge rates are considerably lower than previous rates and, therefore, are expected to reduce EFT Processing Segment revenues.
Stock plans
Historically, the Compensation Committee of our Board of Directors has awarded nonvested shares or nonvested share units (“restricted stock”) and stock options as an element of long-term management incentive compensation. The amount of future compensation expense related to awards of restricted stock is based on the market price for Euronet Common Stock at the grant date. For grants of stock options, we used the Black-Scholes option-pricing model or Monte Carlo simulation model for the determination of fair value for stock option grants and plan to use the Black-Scholes option-pricing model or Monte Carlo simulation model, as appropriate, for future stock option grants, if any. The grant date for stock options or restricted stock is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by our Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For certain awards with performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award. Expense for stock options and restricted stock is recorded as a corporate expense.
We have total unrecognized compensation cost related to unvested stock option and restricted stock awards of $25.1 million that will be recognized over a weighted average period of 3.3 years.
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

OFF BALANCE SHEET ARRANGEMENTS
We have certain significant off balance sheet items described below and in the following section, “Contractual Obligations” (also see Note 20, Guarantees, to the consolidated financial statements).
As of December 31, 2010, we had $97.3 million of bank guarantees issued on our behalf, of which $18.8 million are collateralized by cash deposits held by the respective issuing banks, $5.7 million are collateralized by trade accounts receivable and $41.7 million are supported by stand-by letters of credit issued against the revolving credit facility. These letters of credit reduce the amount available for borrowing under our revolving credit facility.
Each of our subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of outstanding obligations under the Credit Facility.
On occasion, we grant guarantees in support of obligations of subsidiaries. As of December 31, 2010, we had granted guarantees for cash in various ATM networks amounting to $20.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.5 million over the terms of the agreements with the customers.
From time to time, we enter into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Consolidated Balance Sheet. As of December 31, 2010, the balance of ATM network cash for which we were responsible was approximately $345 million. We maintain insurance policies to mitigate this exposure;
•	In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;
•	We have entered into purchase and service agreements with our vendors and into consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant;
•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which are generally described as follows: (i) in connection with acquisitions made by Euronet, we have agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;
•	We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and
•	In connection with our entry into the money transfer business, we have issued surety bonds in compliance with licensing requirements of the applicable governmental authorities.
We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have money transfer operations. We are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of December 31, 2010.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2010:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations, including interest	$322,391	$10,900	$189,270	$122,221	$—
Obligations under operating leases	76,144	17,715	26,719	16,285	15,425
Obligations under capital leases	5,383	2,817	2,231	335	—
Purchase obligations	4,211	3,401	524	235	51

Total	$408,129	$34,833	$218,744	$139,076	$15,476

For the purposes of the above table, our $175 million convertible debentures issued in October 2005 are considered due during 2012, representing the first year in which holders have the right to exercise their put option. Additionally, the above table only includes interest payments on these convertible debentures up to this date. Although in certain circumstances we may be required to repay our obligations under the Credit Facility six months before any potential repurchase date under our $175 million convertible debentures, the table above assumes that these circumstances will not be met and the Credit Facility will be fully repaid at maturity. However, with no borrowings under the revolving credit facility as of December 31, 2010, we assume there will be no amounts outstanding under the revolving credit facility through its maturity. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2010. For additional information on debt obligations, see Note 10, Debt Obligations, to the consolidated financial statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the consolidated financial statements.
Purchase obligations primarily consist of ATM services and maintenance as well as telecommunications services.
Our total liability for uncertain tax positions under Accounting Standards Codification (“ASC”) 740-10-25 and 30 was $8.5 million as of December 31, 2010. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 13, Taxes, to the consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A — Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the consolidated financial statements, gross deferred tax assets were $120.5 million as of December 31, 2010, partially offset by a valuation allowance of $79.2 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2010. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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
Goodwill and other intangible assets
In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2010, the Consolidated Balance Sheet includes goodwill of $445.7 million and acquired intangible assets, net of accumulated amortization, of $95.8 million.
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. As a result of our annual impairment tests for the years ended December 31, 2010 and 2008, we recorded non-cash goodwill impairment charges of $70.9 million and $228.6 million, respectively. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for additional information regarding these charges. Our annual impairment test for the year ended December 31, 2009, indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.
Impairment or disposal of long-lived assets
In accordance with ASC Topic 350, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Revenue recognition
In accordance with U.S. GAAP, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of our revenues are comprised of monthly recurring management fees and transaction-based fees that are recognized when the transactions are processed or the services are performed. When determining the proper revenue recognition for monthly management fees and transaction-based fees, we consider the guidance in Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” ASC 605-45, ASC 605-25 and various other interpretations.
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
Effective January 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. The adoption of ASU 2009-13 did not materially affect our consolidated financial statements.
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
FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:
•	our business plans and financing plans and requirements,
•	trends affecting our business plans and financing plans and requirements,
•	trends affecting our business,
•	the adequacy of capital to meet our capital requirements and expansion plans,
•	the assumptions underlying our business plans,
•	our ability to repay indebtedness,
•	business strategy,
•	government regulatory action,
•	technological advances, or
•	projected costs and revenues.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
In connection with completing the acquisition of RIA in April 2007, we entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully drawn at closing, and a $100 million five-year revolving credit facility, both of which accrue interest at variable rates. The credit facility may be expanded by up to an additional $150 million in term loans and up to an additional $25 million for the revolving line of credit, subject to satisfaction of certain conditions including pro forma debt covenant compliance.
As of December 31, 2010, our total outstanding debt was $293.4 million. Of this amount, $161.0 million, or 55% of our total debt obligations, is the accreted value of our contingent convertible debentures which accrue interest at a fixed rate of 3.5% per annum on the $175 million principal amount. Based on quoted market prices, as of December 31, 2010 the fair value of our fixed rate convertible debentures was $172.3 million, compared to a carrying value of $161.0 million.
Interest expense, including amortization of deferred debt issuance costs, for our total $161.0 million in fixed rate debt totals approximately $14.1 million per year, which equates to a weighted average interest rate of 8.9% annually. Additionally, approximately $4.8 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2011 and 2015.
The remaining $127.6 million, or 43%, of our total debt obligations relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional annualized interest expense of approximately $2.1 million. This computation excludes the potential $150.0 million from an expanded term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing. For more information regarding our debt obligations, see Note 10, Debt Obligations, to the consolidated financial statements.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2010 and 2009, 78% and 76% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily to the euro, British pound, Australian dollar, Polish zloty and Indian rupee. As of December 31, 2010, we estimate that a 10% fluctuation in foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $35 million to $45 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses is incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of December 31, 2010, we had foreign currency forward contracts outstanding with a notional value of $63.3 million, primarily in euros and U.S. dollars, which were not designated as hedges and mature in a weighted average of 5.3 days. The fair value of these forward contracts as of December 31, 2010 was an unrealized loss of $0.5 million, which was offset by the unrealized gain on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Euronet Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Kansas City, Missouri
February 25, 2011

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$187,235	$183,528
Restricted cash	108,717	73,148
Inventory — PINs and other	97,225	87,661
Trade accounts receivable, net of allowances for doubtful accounts of $14,924 at December 31, 2010 and $13,909 at December 31, 2009	288,765	282,905
Prepaid expenses and other current assets	46,072	31,344

Total current assets	728,014	658,586

Property and equipment, net of accumulated depreciation of $166,094 at December 31, 2010 and $153,255 at December 31, 2009	91,527	96,592
Goodwill	445,713	504,650
Acquired intangible assets, net of accumulated amortization of $109,726 at December 31, 2010 and $88,924 at December 31, 2009	95,819	112,948
Other assets, net of accumulated amortization of $20,805 at December 31, 2010 and $16,866 at December 31, 2009	48,299	39,903

Total assets	$1,409,372	$1,412,679

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$324,466	$228,768
Accrued expenses and other current liabilities	218,006	225,474
Current portion of capital lease obligations	2,429	2,510
Short-term debt obligations and current portion of long-term debt obligations	2,507	3,127
Income taxes payable	13,177	18,379
Deferred revenue	10,775	13,320

Total current liabilities	571,360	491,578

Debt obligations, net of current portion	286,105	320,283
Capital lease obligations, net of current portion	2,363	1,997
Deferred income taxes	21,958	23,854
Other long-term liabilities	8,709	8,464

Total liabilities	890,495	846,176

Equity:
Euronet Worldwide, Inc. stockholders’ equity
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,462,195 issued at December 31, 2010 and 51,101,833 issued at December 31, 2009	1,029	1,022
Additional paid-in-capital	752,209	740,990
Treasury stock, at cost, 482,839 shares at December 31, 2010 and 241,644 shares at December 31, 2009	(5,212)	(1,483)
Accumulated deficit	(241,511)	(203,139)
Restricted reserve	974	1,013
Accumulated other comprehensive income	5,122	20,566

Total Euronet Worldwide, Inc. stockholders’ equity	512,611	558,969
Noncontrolling interests	6,266	7,534

Total equity	518,877	566,503

Total liabilities and equity	$1,409,372	$1,412,679

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$1,038,269	$1,032,694	$1,045,665

Operating expenses:
Direct operating costs	675,571	678,370	703,842
Salaries and benefits	136,384	129,447	129,098
Selling, general and administrative	92,624	86,705	85,418
Goodwill and acquired intangible assets impairment	70,925	9,884	220,077
Depreciation and amortization	57,496	56,023	56,251

Total operating expenses	1,033,000	960,429	1,194,686

Operating income (loss)	5,269	72,265	(149,021)

Other income (expense):
Interest income	3,237	3,250	10,611
Interest expense	(20,447)	(25,716)	(36,351)
Income from unconsolidated affiliates	1,461	1,934	1,250
Gain on dispute settlement	3,110	—	—
Gain on sale of (impairment loss on) investment securities	—	1,751	(18,760)
Gain (loss) on early retirement of debt	—	(254)	1,425
Foreign currency exchange gain (loss), net	(7,648)	3,943	(9,821)

Other expense, net	(20,287)	(15,092)	(51,646)

Income (loss) from continuing operations before income taxes	(15,018)	57,173	(200,667)
Income tax (expense) benefit	(22,899)	(25,836)	7,337

Income (loss) from continuing operations	(37,917)	31,337	(193,330)

Discontinued operations, net	—	475	(1,071)

Net income (loss)	(37,917)	31,812	(194,401)
Net (income) loss attributable to noncontrolling interests	(455)	(1,495)	935

Net income (loss) attributable to Euronet Worldwide, Inc.	$(38,372)	$30,317	$(193,466)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic:
Continuing operations	$(0.75)	$0.59	$(3.91)
Discontinued operations	—	0.01	(0.02)

Total	$(0.75)	$0.60	$(3.93)

Basic weighted average shares outstanding	50,857,182	50,486,705	49,180,908

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted:
Continuing operations	$(0.75)	$0.58	$(3.91)
Discontinued operations	—	0.01	(0.02)

Total	$(0.75)	$0.59	$(3.93)

Diluted weighted average shares outstanding	50,857,182	51,482,723	49,180,908

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of		Additional
	Shares	Common	Paid in	Treasury	Accumulated
	Outstanding	Stock	Capital	Stock	Deficit
Balance at December 31, 2007	48,952,903	$983	$719,820	$(379)	$(39,990)

Comprehensive income (loss):
Net loss					(193,466)
Translation adjustment
Unrealized gain on interest rate swaps
Unrealized loss on available-for-sale securities
Comprehensive loss
Stock issued under employee stock plans	313,384	7	1,793	(485)
Share-based compensation			8,579
Settlement of contingent value rights	1,114,550	22	(22)
Other			(263)	80

Balance at December 31, 2008	50,380,837	1,012	729,907	(784)	(233,456)

Comprehensive income (loss):
Net income					30,317
Translation adjustment
Unrealized gain on interest rate swaps
Unrealized gain on available-for-sale securities
Reclassification adjustment related to sale of investment securities
Comprehensive income
Stock issued under employee stock plans	479,352	10	3,148	(699)
Share-based compensation			7,933
Other			2

Balance at December 31, 2009	50,860,189	1,022	740,990	(1,483)	(203,139)

Comprehensive income (loss):
Net income (loss)					(38,372)
Translation adjustment
Comprehensive loss
Stock issued under employee stock plans	372,648	7	2,156	(205)
Share-based compensation			9,294
Dispute settlement	(226,634)			(3,524)
Other	(26,847)		(231)

Balance at December 31, 2010	50,979,356	$1,029	$752,209	$(5,212)	$(241,511)

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

		Accumulated Other
		Comprehensive Income (Loss)
		Cumulative	Other
	Restricted	Translation	Comprehensive	Noncontrolling
	Reserve	Adjustment	Income (Loss)	Interests	Total
Balance at December 31, 2007	$957	$70,621	$(422)	$8,975	$760,565

Comprehensive income (loss):
Net loss				(935)	(194,401)
Translation adjustment		(79,261)		(698)	(79,959)
Unrealized gain on interest rate swaps			164		164
Unrealized loss on available-for-sale securities			(452)		(452)

Comprehensive loss				(1,633)	(274,648)

Stock issued under employee stock plans					1,315
Share-based compensation					8,579
Settlement of contingent value rights					—
Other	39			243	99

Balance at December 31, 2008	996	(8,640)	(710)	7,585	495,910

Comprehensive income (loss):
Net income				1,495	31,812
Translation adjustment		29,206		(22)	29,184
Unrealized gain on interest rate swaps			830		830
Unrealized gain on available-for-sale securities			1,631		1,631
Reclassification adjustment related to sale of investment securities			(1,751)		(1,751)

Comprehensive income				1,473	61,706

Stock issued under employee stock plans					2,459
Share-based compensation					7,933
Other	17			(1,524)	(1,505)

Balance at December 31, 2009	1,013	20,566	—	7,534	566,503

Comprehensive income (loss):
Net income (loss)				455	(37,917)
Translation adjustment		(15,444)		(595)	(16,039)

Comprehensive loss				(140)	(53,956)

Stock issued under employee stock plans					1,958
Share-based compensation					9,294
Dispute settlement					(3,524)
Other	(39)			(1,128)	(1,398)

Balance at December 31, 2010	$974	$5,122	$—	$6,266	$518,877

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(37,917)	$31,812	$(194,401)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,496	55,881	57,208
Share-based compensation	9,294	7,932	8,547
Unrealized foreign exchange (gain) loss, net	7,850	(3,875)	9,662
Gain on dispute settlement	(3,110)	—	—
Non-cash impairment of goodwill and acquired intangible assets	70,925	9,884	220,077
(Gain on sale of) impairment loss on investment securities	—	(1,751)	18,760
(Gain) loss on repurchase of bonds	—	117	(2,504)
Deferred income taxes	(4,079)	(4,179)	(33,967)
Income from unconsolidated affiliates	(1,461)	(1,934)	(1,250)
Accretion of convertible debentures discount and amortization of debt issuance costs	8,833	11,124	15,296

Changes in working capital, net of amounts acquired:
Income taxes payable, net	(5,621)	828	5,260
Restricted cash	(28,591)	78,283	(46,054)
Inventory — PINs and other	764	(22,756)	(19,169)
Trade accounts receivable	8,024	43	(21,363)
Prepaid expenses and other current assets	(16,518)	9,165	1,635
Trade accounts payable	68,611	(29,478)	(20,109)
Deferred revenue	(2,766)	(1,946)	1,835
Accrued expenses and other current liabilities	(19,216)	(32,252)	93,052
Changes in noncurrent assets and liabilities	(4,432)	(10,847)	(1,267)

Net cash provided by operating activities	108,086	96,051	91,248

Cash flows from investing activities:
Acquisitions, net of cash acquired	(24,418)	(17,171)	(5,400)
Purchases of property and equipment	(29,199)	(33,072)	(39,710)
Purchases of other long-term assets	(4,055)	(1,944)	(3,304)
Proceeds from sale (purchases) of investment securities	—	2,981	—
Proceeds from sale of net assets of subsidiary	—	7,052	—
Acquisition escrow	—	—	26,000
Other, net	2,300	2,353	1,065

Net cash used in investing activities	(55,372)	(39,801)	(21,349)

Cash flows from financing activities:
Proceeds from issuance of shares	2,116	2,108	1,379
Borrowings from revolving credit agreements classified as non-current liabilities	144,800	517,900	270,020
Repayments of revolving credit agreements classified as non-current liabilities	(183,972)	(495,618)	(315,061)
Repayments of long-term debt obligations	(3,227)	(71,029)	(95,375)
Repayments of capital lease obligations	(2,843)	(7,216)	(6,811)
Cash dividends paid to noncontrolling interests stockholders	(2,224)	(2,222)	—
Other, net	576	(1,378)	118

Net cash used in financing activities	(44,774)	(57,455)	(145,730)

Effect of exchange rate changes on cash and cash equivalents	(4,233)	2,840	(9,867)

Increase (decrease) in cash and cash equivalents	3,707	1,635	(85,698)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009 and $722 in 2008)	183,528	181,893	267,591

Cash and cash equivalents at end of period (includes cash of discontinued operations of $552 in 2008)	$187,235	$183,528	$181,893

Interest paid during the period	$11,594	$13,886	$22,124
Income taxes paid during the period	28,482	30,378	23,745
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(1) ORGANIZATION
Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading global electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company’s primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products, and global consumer money transfer services.
(2) BASIS OF PREPARATION
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. The Company’s investments in companies that it does not control, but has the ability to significantly influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year’s presentation.
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates.
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
Cash equivalents
The Company considers all highly liquid investments, with an original maturity of three months or less, and certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash equivalents.
Inventory — PINs and other
Inventory — PINs and other is valued at the lower of cost or fair market value and represents primarily prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the epay Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Additionally, from time to time, Inventory — PINs and other may include POS terminals, mobile phone handsets and ATMs held by the Company for resale.
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment acquired in acquisitions have been recorded at estimated fair values as of the acquisition date.

Depreciation is generally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

ATMs or ATM upgrades	5 – 7 years
Computers and software	3 – 5 years
POS terminals	2 – 5 years
Vehicles and office equipment	5 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life
Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. See Note 8, Goodwill and Acquired Intangible Assets, Net, for information regarding impairment charges recorded for the years ended December 31, 2010, 2009 and 2008. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these determinations take place.
Other Intangibles – In accordance with ASC Topic 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 – 5 years
Trademarks and trade names	2 – 20 years
Software	3 years
Customer relationships	3 – 9 years
Patents	7 years
See Note 8, Goodwill and Acquired Intangible Assets, Net, for additional information regarding ASC Topic 350 and the treatment of goodwill and other intangible assets.
Other assets
Other assets include deferred financing costs, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and are being amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company’s investment is zero. Euronet’s investments in affiliates, related to the Company’s 40% investment in epay Malaysia and 49% investment in Euronet Middle East were $5.8 million and $4.1 million as of December 31, 2010 and 2009, respectively. Undistributed earnings in these affiliates as of December 31, 2010 and 2009 were $5.1 million and $3.4 million, respectively.
Convertible debentures
The Company accounts for its convertible debt instruments that may be settled in cash upon conversion according to ASC 470-20-30-22 which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13 which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

Noncontrolling interests
The Company accounts for noncontrolling interests in its consolidated financial statements according to ASC 810-10-45-16 which requires noncontrolling interests to be reported as a component of equity.
Business combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. Additionally, ASC Topic 805 requires transaction-related costs to be expensed in the period incurred.
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
In accordance with ASC 740-10-25 and 30, the Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 13, Taxes, for further discussion regarding these provisions.
Presentation of taxes collected and remitted to governmental authorities
The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.
Fair value measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, regarding fair value measurements for financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 17, Financial Instruments and Fair Value Measurements, for the required fair value disclosures.
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Primarily in the Money Transfer Segment, the Company enters into foreign currency derivative contracts, mainly forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of ASC Topic 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Operations. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets is not significant.
During 2007, the Company entered into derivative instruments to manage exposure to interest rate risk that were considered cash flow hedges under the provisions of ASC Topic 815. To qualify for hedge accounting under ASC Topic 815, the details for the hedging relationship must be formally documented at the inception of the arrangement, including the Company’s hedging strategy, risk management objective, the specific risk being hedged, the derivative instrument being used, the item being hedged, an assessment of hedge effectiveness and how effectiveness will continue to be assessed and measured. For the effective portion of a cash flow hedge, changes in the value of the hedge instrument are recorded temporarily in equity as a component of other comprehensive income and then recognized as an adjustment to interest expense over the term of the hedging instrument.
Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 11, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.

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
EFT Processing – Revenues in the EFT Processing Segment are derived from primarily two sources: i) transaction and management fees from owned and outsourced ATM, POS and card processing networks; and ii) from the sale of EFT software solutions for electronic payment and transaction delivery systems.
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
Revenues from the sale of EFT software solutions represent software license fees, professional installation and customization fees, ongoing software maintenance fees, hardware sales and transaction fees.
The Company recognizes professional service fee revenue in accordance with the provisions of ASC 985-605-15 and ASC 605-25. ASC 985-605-15 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Effective January 1, 2010, the Company adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 adds estimated selling price as acceptable evidence of fair value of undelivered products and services in revenue arrangements with multiple deliverables. Estimated selling price can be used if there is no vendor specific objective evidence or third-party evidence of fair value. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating revenue and establishes the relative selling price method as the appropriate means to allocate revenue to each deliverable of an arrangement. The adoption of ASU 2009-13 did not materially affect the Company’s consolidated financial statements.
Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage-of-completion method, following the guidance in ASC 605-35, as prescribed by ASC 985-605-15. This method is based on the percentage of professional service fees that are provided compared with the total estimated professional services to be provided over the entire term of the contract. The effect of changes to total estimated contract costs is recognized in the period such changes are determined and provisions for estimated losses are made in the period in which the loss first becomes probable and estimable. Revenues from software licensing agreement contracts representing newly released products deemed to have a higher than normal risk of failure during installation are recognized on a completed-contract basis whereby revenues and related costs are deferred until the contract is complete. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $0.9 million as of December 31, 2010 and 2009, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $2.4 million and $2.5 million as of December 31, 2010 and 2009, respectively, and is recorded as deferred revenue until such time the revenue recognition criteria are met.
epay – Substantially all of the revenue generated in the epay Segment is derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other electronic payment products. These fees and commissions are received from mobile phone and other telecommunication operators, top-up distributors, other product vendors or distributors or from retailers. In accordance with ASC 605-45, commissions received are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company has no influence over the commission paid to the retailers, those commissions are recorded as a reduction of revenue. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

Money Transfer – In accordance with ASC 605-45, revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
Software capitalization
Computer software to be sold – The Company applies ASC Topic 730, Research and Development, and ASC 985-20 in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 18, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.
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
Capitalized software costs are included in other assets and are amortized on a product-by-product basis, equal to the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product, generally three years at inception. Amortization commences when the product is available for general release to customers.
Software for internal use – The Company also develops software for internal use. These software development costs, as well as costs incurred for significant enhancements and upgrades, are capitalized based upon ASC 350-40. Internal-use software development costs are capitalized after the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization ceases when the computer software project is substantially complete and ready for its intended use.
Share-based compensation
The Company follows the provisions of ASC Topic 718, Compensation — Stock Compensation, for equity classified awards, which requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”).
The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer assets to the employee who renders the requisite service, generally the date at which grants are approved by the Company’s Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards that vest based on achieving annual performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award. The Company has elected to use the “with and without method” when calculating the income tax benefit associated with its share-based payment arrangements. See Note 15, Stock Plans, for further disclosure.
(4) EARNINGS (LOSS) PER SHARE
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company’s convertible debentures, shares issuable in connection with acquisition obligations, options to purchase the Company’s common stock and restricted stock. For each of the years ended December 31, 2010 and 2008, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. The following table provides the computation of diluted weighted average number of common shares outstanding for the year ended December 31, 2009:

Year Ended
December 31,
2009
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,486,705
Incremental shares from assumed conversion of stock options and restricted stock	996,018

Diluted weighted average shares outstanding	51,482,723

The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the years ended December 31, 2010, 2009 and 2008 of approximately 4,973,000, 1,730,000, and 5,046,000, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by ASC Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% convertible debentures was anti-dilutive for the years ended December 31, 2010, 2009 and 2008. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the years ended December 31, 2010, 2009 and 2008.
(5) ACQUISITIONS
In accordance with ASC Topic 805, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Generally, for certain large acquisitions management engages an appraiser to assist in the valuation process.
Effective September 1, 2010, the Company acquired 98.8% of the common stock of Telecomnet, Inc. and its wholly owned Brazilian operating subsidiary, which expands the Company’s epay operations into South America. The purchase price of approximately $44.5 million consists of $39.5 million paid from cash on hand and $5.0 million fair value of contingent consideration at the date of acquisition. Pursuant to the terms of the Share Purchase and Sale Agreement, the Company is required to pay the sellers additional consideration based upon the level of earnings achieved by Telecomnet, Inc. for 2010. During the fourth quarter of 2010, the Company recorded an additional $0.7 million to record the contingent consideration at fair value which was charged to selling, general and administrative expenses. Additionally, $4.9 million in cash is being held in escrow to secure certain obligations of the sellers under the Share Purchase and Sale Agreement. As of October 29, 2010, the Company executed a short-form merger, which effectively increased its ownership percentage to 100%.

In the third quarter of 2010, the Company also acquired the net assets of a U.S.-based money transfer company for approximately $1.0 million in cash. The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

	Estimated
(dollar amounts in thousands)	Life
Current assets		$33,831
Property and equipment	3 - 5 years	2,412
Customer relationships	8 years	8,802
Trademarks and trade names	2 years	357
Non-compete agreements	2 years	580
Goodwill	Indefinite	27,965
Other non-current assets		914

Fair value of assets		74,861

Current liabilities		(24,548)
Deferred income tax liability		(3,747)
Other non-current liabilities		(1,134)

Net assets acquired		$45,432

The Company had no material acquisitions during 2009 or 2008.
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
(6) RESTRICTED CASH
The restricted cash balances as of December 31, 2010 and 2009 were as follows:

	As of December 31,
(in thousands)	2010	2009
Cash held in trust and/or cash held on behalf of others	$89,188	$62,056
Collateral on bank credit arrangements and other	19,529	11,092

Total	$108,717	$73,148

Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities in the epay Segment. Amounts collected on behalf of certain mobile phone operators are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

(7) PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2010 and 2009 are as follows:

	As of December 31,
(in thousands)	2010	2009
ATMs	$92,227	$94,200
POS terminals	43,618	39,807
Vehicles and office equipment	40,523	36,935
Computers and software	81,253	78,905

	257,621	249,847
Less accumulated depreciation and amortization	(166,094)	(153,255)

Total	$91,527	$96,592

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2010, 2009 and 2008 was $31.8 million, $30.4 million and $30.2 million, respectively.
(8) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer relationships	$156,755	$95,041	$153,041	$76,794
Trademarks and trade names	41,839	9,024	42,268	7,012
Software	5,621	4,872	5,824	4,462
Non-compete agreements	1,330	789	739	656

Totals	$205,545	$109,726	$201,872	$88,924

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2009 and 2010.

	Amortizable		Total
	Intangible		Intangible
(in thousands):	Assets	Goodwill	Assets
Balance as of January 1, 2009	$125,313	$488,305	$613,618
Increases (decreases):
2009 acquisitions	8,683	7,034	15,717
Impairment	(1,111)	(8,773)	(9,884)
Amortization	(23,349)	—	(23,349)
Other (primarily changes in foreign currency exchange rates)	3,412	18,084	21,496

Balance as of December 31, 2009	112,948	504,650	617,598

Increases (decreases):
2010 acquisitions	9,739	27,965	37,704
Impairment	—	(70,925)	(70,925)
Amortization	(23,190)	—	(23,190)
Other (primarily changes in foreign currency exchange rates)	(3,678)	(15,977)	(19,655)

Balance as of December 31, 2010	$95,819	$445,713	$541,532

As a result of the 2010 annual goodwill impairment test, the Company recorded a non-cash goodwill impairment charge of $70.9 million. The Company performs its annual goodwill impairment test during the fourth quarter of each year and the results from the fourth quarter of 2010 reflected continuing declines in profitability for certain reporting units of the epay Segment in Central and Western Europe. While these decreases were primarily driven by general economic conditions in the respective markets, recent developments led the Company to conclude that its ability to recover from these declines would be more difficult for its epay reporting units in the U.K., Spain and Romania. The U.K. reporting unit primarily provides prepaid mobile airtime top-up services in a mature market with limited growth for these services and it has experienced protracted declines in the volume of transactions processed. While new product offerings in the U.K. provide a significant opportunity, the dependence on top-up services is expected to hamper the unit’s overall growth. In Spain, the general economic conditions have led the Company to conclude that the profitability of its Spanish epay unit will grow more slowly and take longer to recover than its other European epay units. Finally, while the operating results of the Romanian epay unit improved during 2010, the unit has recently experienced strong pressure on its gross margins. In light of these developments, the Company recorded goodwill impairment charges of $58.2 million related to the U.K., $11.2 million related to Spain and $1.5 million related to Romania. In performing the annual goodwill impairment test, management must apply judgment in determining the estimated fair value of a business and uses all available information to make these fair value determinations, including discounted projected future cash flow analysis using discount rates commensurate with the risks involved in the assets, together with comparable sales prices that the Company or another purchaser would likely pay for the respective assets.
As a result of the 2008 annual goodwill impairment test, the Company recorded an estimated non-cash goodwill impairment charge of $219.8 million. The Company’s annual goodwill impairment test performed in the fourth quarter of 2008 coincided with severe disruptions in the credit markets and a macroeconomic business climate that had adverse impacts on stock markets and contributed to a significant decline in the Company’s stock price. An important key component of the 2008 goodwill impairment test was the reconciliation of the Company’s equity to market capitalization. During the fourth quarter 2008 and into 2009, the Company’s total market capitalization was less than the recorded value of the Company’s equity by an amount up to approximately 45% of recorded equity, creating a strong indicator of potential impairment of its goodwill balance.
Because of the macroeconomic conditions described above and their impacts on the Company, the Company determined that the resulting valuations were not sufficient to support the recorded value of the Company’s investments. Specifically, the Company had experienced reductions in volumes for money transfers between the U.S. and Mexico, among other corridors, which were initially expected to continue expanding. Additionally, growth in the Spanish prepaid mobile phone business in general had been slower than expected and commission pressure from mobile phone operators, as well as intense competition from other prepaid processors, had reduced profitability.
Accordingly, during the fourth quarter 2008, the Company recorded a total impairment charge related to goodwill of $219.8 million, comprised of $169.1 million related to the RIA money transfer business acquired in April 2007 and $50.7 million related to the Spanish prepaid businesses acquired in separate transactions during November 2004 and March 2005. The $219.8 million goodwill impairment charge was the Company’s best estimate of the charge as of December 31, 2008. During the first quarter of 2009, the Company completed the measurement of the impairment loss and recorded an additional $8.8 million non-cash charge.
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
Of the total goodwill balance of $445.7 million as of December 31, 2010, $241.3 million relates to the Money Transfer Segment, $179.5 million relates to the epay Segment and the remaining $24.9 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $23.2 million, $23.3 million and $24.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense on intangible assets as of December 31, 2010 with finite lives is expected to be $20.8 million for 2011, $18.3 million for 2012, $13.6 million for 2013, $10.9 million for 2014 and $5.8 million for 2015.

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The balances as of December 31, 2010 and 2009 were as follows:

	As of December 31,
(in thousands)	2010	2009
Accrued expenses	$55,601	$49,775
Accrued amounts due to mobile operators	131,194	161,444
Money transfer settlement obligations	30,678	13,147
Deferred income taxes	533	1,108

Total	$218,006	$225,474

(10) DEBT OBLIGATIONS
Short-term debt obligations
There were $0.6 million of short-term debt obligations outstanding as of December 31, 2010 with a weighted average interest rate of 5.9%. There were no short-term debt obligations outstanding as of December 31, 2009.
Long-term debt obligations
Long-term debt obligations consist of the following as of December 31, 2010 and 2009:

	As of December 31,
(in thousands)	2010	2009
3.50% convertible debentures, unsecured, due 2025	$161,005	$153,927
Term loan, due 2014	127,000	129,000
Revolving credit agreements	—	39,164
1.625% convertible senior debentures, unsecured, due 2024	—	1,227
Other	—	92

	288,005	323,410

Less current maturities of long-term debt obligations	(1,900)	(3,127)

Long-term debt obligations	$286,105	$320,283

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
The 1.625% convertible debentures had principal amounts outstanding of $1.2 million as of December 31, 2009. The discounts were fully amortized as of December 15, 2009. Contractual interest expense was $1 thousand for the year ended December 31, 2010. Contractual interest was $0.8 million and $2.0 million and discount accretion was $2.6 million and $6.2 million for the years ended December 31, 2009 and 2008, respectively. The effective interest rate was 1.625% for the year ended December 31, 2010 and 7.1% for the years ended December 31, 2009 and 2008.
On October 4, 2005, the Company completed the sale of $175 million of 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Convertible Debentures have an interest rate of 3.5% per annum payable semi-annually in April and October, and are convertible into a total of 4.3 million shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The Company will pay contingent interest, during any six-month period commencing with the period from October 15, 2012 through

April 14, 2013, and for each six-month period thereafter for which the average trading price of the debentures for the applicable five trading-day period preceding such applicable interest period equals or exceeds 120% of the principal amount of the debentures. Contingent interest will equal 0.35% per annum of the average trading price of a debenture for such five trading-day periods. The Convertible Debentures may not be redeemed by the Company until October 20, 2012 but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet’s subsidiaries. The Convertible Debentures are not guaranteed by any of Euronet’s subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet’s subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.
The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $14.0 million and $21.1 million as of December 31, 2010 and 2009, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $6.1 million for each of the years ended December 31, 2010, 2009 and 2008. Discount accretion was $7.1 million, $6.5 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The effective interest rate was 8.4% for the years ended December 31, 2010, 2009 and 2008.
In connection with the completion of the acquisition of RIA during April 2007, the Company entered into a $290 million secured syndicated credit facility consisting of a $190 million seven-year term loan, which was fully-drawn at closing, and a $100 million five-year revolving credit facility (the “Credit Facility”). The $190 million seven-year term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and contains a 1% per annum original principal amortization requirement, payable quarterly, with the remaining balance outstanding due in April 2014. The $100 million revolving line of credit bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon the Company’s consolidated total leverage ratio, and expires in April 2012. The term loan may be expanded by up to an additional $150 million and the revolving credit facility may be expanded by up to an additional $25 million, subject to satisfaction of certain conditions, including pro forma debt covenant compliance. The Credit Facility contains certain mandatory prepayments, customary events of default and financial covenants, including leverage ratios. Financing costs of $4.8 million have been deferred and are being amortized over the terms of the respective loans. Euronet and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted security interests in the shares (or other equity interests) of certain subsidiaries along with a security interest in certain other personal property collateral of Euronet and certain subsidiaries. The weighted average interest rate of the Company’s borrowings under the term loan was 2.3% as of December 31, 2010 and 2009.
During April 2008, the Company entered into Amendment No. 1 to the Credit Facility to, among other items, (i) change the definition of one of the financial covenants in the original agreement to exclude the effect of certain one-time expenses and (ii) allow for the repurchase of up to $70 million aggregate principal amount of the $140 million in Convertible Senior Debentures Due 2024. The Company incurred costs of $0.6 million in connection with the amendment, which is being recognized as additional interest expense over the remaining term of the Credit Facility. During February 2009, the Company entered into Amendment No. 2 to the Credit Facility to, among other items, (i) (a) grant the Company the ability to repurchase the remaining $70 million of outstanding 1.625% Convertible Senior Debentures Due 2024 and (b) repurchase its 3.50% Convertible Debentures Due 2025 prior to any repurchase date using proceeds of a qualifying refinancing, the proceeds of a qualifying equity issuance or shares of common stock; (ii) revise the definition of Consolidated EBITDA and the covenant regarding maintenance of Consolidated Net Worth to exclude the effect of non-cash charges for impairment of goodwill or other intangible assets for the periods ending December 31, 2008 and thereafter; and (iii) broaden or otherwise modify various definitions of provisions related to Indebtedness, Liens, Permitted Disposition, Debt Transactions, Investments and other matters. The Company incurred costs of approximately $1.6 million in connection with the amendment, which is being recognized as additional interest expense over the remaining term of the Credit Facility.
As of December 31, 2010, the Company had no borrowings and $41.7 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. As of December 31, 2009, the Company had $39.2 million in borrowing and $43.1 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company’s consolidated total leverage ratio. At December 31, 2010, the stand-by letter of credit interest charges were 1.25% per annum. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the December 31, 2009 Consolidated Balance Sheet. The weighted average interest rate of the Company’s borrowings under the revolving credit facility was 1.6% as of December 31, 2009.

During the years ended December 31, 2010 and 2009, the Company repaid $2.0 million and $3.0 million, respectively, of the term loan, portions of which represented prepayments of amounts not yet due.
As of December 31, 2010, aggregate annual maturities of long-term debt are $1.9 million in 2011, $176.9 million in 2012, $1.9 million in 2013 and $121.3 million in 2014. This maturity schedule reflects the term loan maturing in 2014 and the 3.5% Convertible Debentures maturing in 2012, coinciding with the terms of the initial put option by the holders of the debentures. As of December 31, 2010, no amounts were outstanding under the revolving credit agreement which matures in 2012.
(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 31, 2010 and 2009, the Company had foreign currency forward contracts outstanding with a notional value of $63.3 million and $68.2 million, respectively, primarily in euros and U.S. dollars, which were not designated as hedges and each had a weighted average maturity of 5.3 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure primarily related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and its fair values are recorded in the Consolidated Balance Sheets.
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
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative
		Instruments
		December 31,	December 31,
	Consolidated Balance	2010	2009
(in thousands)	Sheet Location	Asset Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$51	$138
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(547)	(102)

Total		$(496)	$36

		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(144)	$(220)

Total derivatives		$(640)	$(184)

	Amount of Gain Recognized in OCI on Derivative
	(Effective Portion)
	Year Ended December 31,
(in thousands)	2010	2009	2008
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$830	$164

	Location of Gain (Loss)	Amount of Gain Recognized in Income on Derivative
	Recognized in Income on	Year Ended December 31,
(in thousands)	Derivative	2010	2009	2008
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$15	$(88)	$34
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	76	(220)	—

Total		$91	$(308)	$34

(12) LEASES
(a) Capital leases
The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2011 and 2015 and bear interest at rates between 3.9% and 26.2%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.
The gross amount of the ATMs and computer equipment and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2010 and 2009 were as follows:

	As of December 31,
(in thousands)	2010	2009
ATMs	$29,866	$28,806
Other	444	1,703

Subtotal	30,310	30,509

Less accumulated amortization	(20,998)	(21,773)

Total	$9,312	$8,736

Non-cash financing and investing activities for the years ended December 31, 2010, 2009 and 2008 were capital lease obligations of $1.4 million, $0.7 million and $1.5 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.
(b) Operating leases
The Company has non-cancelable operating leases, which expire over the next thirteen years. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $30.3 million, $25.6 million and $24.6 million, respectively.

(c) Future minimum lease payments
Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2010 are:

	Capital	Operating
(in thousands)	Leases	Leases
Year ending December 31,
2011	$2,817	$17,715
2012	1,439	14.822
2013	792	11,897
2014	279	9,249
2015	56	7,036
thereafter	—	15,425

Total minimum lease payments	5,383	$76,144

Less amounts representing interest	(591)

Present value of net minimum capital lease payments	4,792

Less current portion of obligations under capital leases	(2,429)

Obligations under capital leases, less current portion	$2,363

(13) TAXES
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.
The sources of income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 are presented as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Income (loss) from continuing operations:
United States	$(13,149)	$(5,768)	$(185,363)
Europe	(26,494)	36,611	(25,913)
Asia Pacific	20,834	26,216	12,880
Other	3,791	114	(2,271)

Income (loss) from continuing operations before income taxes	(15,018)	57,173	(200,667)

Discontinued operations — Europe	—	1,222	(1,686)

Total income (loss) before income taxes	$(15,018)	$58,395	$(202,353)

The Company’s income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Current tax expense:
U.S.	$(55)	$1,163	$536
Foreign	26,632	28,396	24,242

Total current	26,577	29,559	24,778

Deferred tax expense (benefit):
U.S.	$780	$610	$(25,215)
Foreign	(4,458)	(4,333)	(6,900)

Total deferred	(3,678)	(3,723)	(32,115)

Total tax expense (benefit)	$22,899	$25,836	$(7,337)

The differences that caused Euronet’s effective income tax rates related to continuing operations to vary from the federal statutory rate applicable to our U.S tax profile, which was 35% for 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
U.S. federal income tax expense (benefit) at applicable statutory rate	$(5,256)	$20,010	$(70,233)
Tax effect of:
State income tax expense (benefit) at statutory rates	555	647	(9,233)
Non-deductible expenses	4,785	3,705	2,501
Share-based compensation	(220)	(9)	726
Other permanent differences	(1,798)	2,923	(7,820)
Difference between U.S. federal and foreign tax rates	(4,484)	(6,062)	(5,154)
Impairment of goodwill	20,246	—	20,340
Provision in excess of foreign statutory rates	(600)	922	43
Change in valuation allowance	11,319	2,802	63,378
Other	(1,648)	898	(1,885)

Total income tax expense (benefit)	$22,899	$25,836	$(7,337)

Effective tax rate	(152.5)%	45.2%	3.7%

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2010	2009
Deferred tax assets:
Tax loss carryforwards	$40,326	$40,100
Share-based compensation	5,890	5,398
Accrued interest	2	2,542
Accrued expenses	3,918	6,233
Billings in excess of earnings	970	1,008
Property and equipment	4,293	3,473
Goodwill and intangible amortization	46,344	48,163
Deferred financing costs	1,458	1,364
Intercompany notes	10,824	6,838
Other	6,448	5,255

Gross deferred tax assets	120,473	120,374

Valuation allowance	(79,195)	(76,936)

Net deferred tax assets	41,278	43,438

Deferred tax liabilities:
Intangibles related to purchase accounting	(10,396)	(14,885)
Tax amortizable goodwill	(7,786)	(4,237)
Accrued expenses	(3,011)	(1,685)
Intercompany notes	(1,181)	(5,754)
Investment securities	(33)	(325)
Accrued interest	(28,319)	(26,276)
Earnings in excess of billings	(374)	(375)
Capitalized research and development	(1,031)	(872)
Property and equipment	(1,924)	(1,980)
Investment in affiliates	—	(885)
Other	(4,733)	(4,904)

Total deferred tax liabilities	(58,788)	(62,178)

Net deferred tax liabilities	$(17,510)	$(18,740)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2010 will be allocated to income taxes in the Consolidated Statements of Operations with the following exceptions. The tax benefit of net operating losses generated from share based compensation have been excluded from the amounts disclosed for Tax Loss Carry Forwards and Valuation Allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $20.2 million will be allocated to additional paid in capital when utilized to offset taxable income.
As of December 31, 2010, 2009 and 2008, the Company’s U.S. federal and foreign tax loss carryforwards were $186.2 million, $174.1 million and $167.8 million, respectively, and U.S. state tax loss carryforwards were $57.4 million, $51.6 million and $56.4 million, respectively.
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010.

At December 31, 2010, the Company had U.S. federal and foreign tax net operating loss carryforwards of $186.2 million, which will expire as follows:

Year ending December 31, (in thousands)	Gross	Tax Effected
2011	4,344	962
2012	3,197	682
2013	6,485	1,164
2014	8,413	2,020
2015	10,480	2,266
thereafter	142,254	48,058
Unlimited	11,024	2,242

Total	$186,197	$57,394

In addition, the Company’s state tax net operating losses of $57.4 million will expire periodically from 2011 through 2030.
No provision has been made in the accounts as of December 31, 2010 for U.S. federal income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $262.4 million as of December 31, 2010. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for identified exposures.
On December 15, 2004, the Company completed the sale of $140 million of 1.625% stated interest convertible senior debentures in a private offering. Additionally, on October 4, 2005, the Company completed the sale of $175 million of 3.50% stated interest convertible debentures in a private offering. Pursuant to the rules applicable to contingent payment debt instruments, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the convertible debentures. Euronet has determined that amount to be 9.05% and 8.50% for the 1.625% convertible senior debentures and 3.50% convertible debentures, respectively, which is substantially in excess of the stated interest rate. In the event the convertible debentures are repurchased, redeemed, or converted at an amount less than the adjusted issue price for tax purposes, ordinary income is recognized by the Company to the extent of the prior excess tax deductions. During the tax years ended December 31, 2010, 2009 and 2008, the Company repurchased $1.2 million, $68.8 million and $70.0 million, respectively, in principal amounts of the $140.0 million of 1.625% Contingent Convertible Senior Debentures. The convertible debentures were repurchased for less than the adjusted issue price for tax purposes, resulting in the recognition of taxable income in excess of the gain recognized for book purposes on the transactions of approximately $0.5 million in 2010, $28.8 million in 2009 and $23.2 million in 2008.
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

Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
(in thousands):	2010	2009
Beginning balance	$9,089	$8,238
Additions based on tax positions related to the current year	356	1,299
Additions for tax positions of prior years	50	18
Reductions for tax positions of prior years	(900)	(466)
Settlements	(122)	—

Ending balance	$8,473	$9,089

As of both December 31, 2010 and 2009, approximately $3.2 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $1.8 million and $1.4 million as of December 31, 2010 and 2009, respectively. The following tax years remain open in the Company’s major jurisdictions as of December 31, 2010:

Poland	2005 through 2010
U.S. (Federal)	2000 through 2010
Spain	2005 through 2010
Australia	2006 through 2010
U.K.	2007 through 2010
Germany	2004 through 2010
The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company’s estimated effective tax rate and the value of deferred tax assets, such as those related to the Company’s net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results. At this time it is not possible to estimate the range of change due to the uncertainty of potential outcomes.
(14) VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Beginning balance-allowance for doubtful accounts	$13,909	$9,445	$6,194
Additions-charged to expense	6,451	6,487	3,415
Amounts written off	(6,008)	(1,488)	(794)
Other (primarily changes in foreign currency exchange rates)	572	(535)	630

Ending balance-allowance for doubtful accounts	$14,924	$13,909	$9,445

(15) STOCK PLANS
The Company has share compensation plans (“SCP”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five year period, subject to the achievement of a pre-determined share price target for Euronet common stock within three years from the grant date. With the exception of certain awards made to the Company’s employees in Germany, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2010, the Company has approximately 3.3 million in total shares remaining available for issuance under the SCP.
The Company’s Consolidated Statements of Operations includes share-based compensation expense of $9.3 million, $7.9 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $0.5 million, $0.9 million and $0.7 million during the years ended December 31, 2010, 2009 and 2008, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.
(a) Stock options
Summary stock options activity is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(thousands)
Balance at December 31, 2009 (1,303,647 shares exercisable)	3,934,549	$13.76
Granted	1,009,212	$17.15
Exercised	(194,662)	$8.56
Forfeited	(158,769)	$12.53
Expired	(51,586)	$20.98

Balance at December 31, 2010	4,538,744	$14.70	7.2	$12,436

Exercisable at December 31, 2010	1,739,191	$12.71	4.3	$8,226

Vested and expected to vest at December 31, 2010	3,840,290	$14.54	6.9	$11,137

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $1.7 million, $2.2 million and $0.8 million in connection with stock options exercised during the years ended December 31, 2010, 2009 and 2008, respectively. The intrinsic value of these options exercised was $1.9 million, $1.4 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $13.2 million and will be recognized over the next 5 years, with an overall weighted average period of 4.1 years. The following table provides the fair value of options granted under the SCP during 2010 and 2009, together with a description of the assumptions used to calculate the fair value using the Black-Scholes or Monte Carlo simulation models:

	Year Ended	Year Ended
	2010	2009
Volatility	43.5%	49.0%
Risk-free interest rate — weighted average	2.5%	2.9%
Risk-free interest rate — range	2.5% to 2.75%	2.7% to 3.3%
Dividend yield	0.0%	0.0%
Assumed forfeitures	8.0%	8.0%
Expected lives	5.5 years	6.9 years
Weighted-average fair value (per share)	$7.42	$9.50

(b) Restricted stock
Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.
Summary restricted stock activity is presented in the table below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at December 31, 2009	1,408,101	$22.27
Granted	277,794	$16.50
Vested	(250,628)	$21.42
Forfeited	(356,850)	$22.35

Nonvested at December 31, 2010	1,078,417	$20.47

The fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $5.2 million and $3.4 million, respectively. As of December 31, 2010, there was $6.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2010, there was $5.9 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 was $16.50, $20.81 and $15.05 per share, respectively.
(c) Employee stock purchase plans
In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company’s Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 500,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2010, 2009 and 2008, the Company issued 46,849, 49,337 and 59,983 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $16.95, $15.04 and $18.38, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for the years ended December 31, 2010 and 2009, and $0.3 million for the year ended December 31, 2008. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2010, 2009 and 2008 and the assumptions used to calculate the fair value using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2010	2009	2008
Volatility — weighted average	31.0%	49.4%	52.2%
Volatility — range	21.2% to 45.9%	22.8% to 79.6%	35.8% to 99.8%
Risk-free interest rate — weighted average	0.15%	0.1%	2.1%
Risk-free interest rate — range	0.08% to 0.17%	0.08% to 0.22%	0.9% to 3.3%
Dividend yield	0.0%	0.0%	0.0%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$3.56	$3.43	$5.14

(16) BUSINESS SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC 280-10. The Company currently operates in the following three reportable operating segments.
1)	Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

2)	Through the epay Segment, the Company provides electronic distribution of prepaid mobile airtime and other electronic payments products and collection services in Europe, the Middle East, Asia Pacific, North America and South America.

3)	Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer services through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services and foreign currency exchange services. Bill payment services are offered primarily in the U.S.
In addition, in its administrative division, “Corporate Services, Eliminations and Other,” the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments. These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31, 2010
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$194,875	$599,023	$244,606	$(235)	$1,038,269

Operating expenses:
Direct operating costs	92,594	469,293	113,913	(229)	675,571
Salaries and benefits	27,259	34,429	59,109	15,587	136,384
Selling, general and administrative	17,393	31,926	37,746	5,559	92,624
Goodwill impairment	—	70,925	—	—	70,925
Depreciation and amortization	19,461	16,753	20,472	810	57,496

Total operating expenses	156,707	623,326	231,240	21,727	1,033,000

Operating income (loss)	38,168	(24,303)	13,366	(21,962)	5,269

Other income (expense):
Interest income					3,237
Interest expense					(20,447)
Income from unconsolidated affiliates					1,461
Gain on dispute settlement					3,110
Foreign currency exchange loss, net					(7,648)

Total other expense, net					(20,287)

Loss from continuing operations before income taxes					$(15,018)

Segment assets as of December 31, 2010	$209,199	$706,253	$419,796	$74,124	$1,409,372
Property and equipment as of December 31, 2010	$54,394	$15,780	$20,815	$538	$91,527

	For the year ended December 31, 2009
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$197,740	$602,075	$232,879	$—	$1,032,694

Operating expenses:
Direct operating costs	83,198	485,305	109,867	—	678,370
Salaries and benefits	30,302	28,753	54,166	16,226	129,447
Selling, general and administrative	17,437	23,154	38,716	7,398	86,705
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	18,613	15,417	20,600	1,393	56,023

Total operating expenses	149,550	552,629	233,233	25,017	960,429

Operating income (loss)	48,190	49,446	(354)	(25,017)	72,265

Other income (expense):
Interest income					3,250
Interest expense					(25,716)
Income from unconsolidated affiliates					1,934
Gain on sale of investment securities					1,751
Loss on early retirement of debt					(254)
Foreign currency exchange gain, net					3,943

Total other expense, net					(15,092)

Income from continuing operations before income taxes					$57,173

Segment assets as of December 31, 2009	$224,737	$686,988	$436,111	$64,843	$1,412,679
Property and equipment as of December 31, 2009	$61,817	$14,965	$19,139	$671	$96,592

	For the year ended December 31, 2008
				Corporate
				Services,
	EFT		Money	Eliminations
(in thousands)	Processing	epay	Transfer	and Other	Consolidated
Total revenues	$205,257	$609,106	$231,302	$—	$1,045,665

Operating expenses:
Direct operating costs	93,414	495,971	114,457	—	703,842
Salaries and benefits	34,944	28,574	50,543	15,037	129,098
Selling, general and administrative	19,398	22,098	34,673	9,249	85,418
Goodwill and acquired intangible assets impairment	—	50,681	169,396	—	220,077

Depreciation and amortization	19,195	16,441	19,383	1,232	56,251

Total operating expenses	166,951	613,765	388,452	25,518	1,194,686

Operating income (loss)	38,306	(4,659)	(157,150)	(25,518)	(149,021)

Other income (expense):
Interest income					10,611
Interest expense					(36,351)
Income from unconsolidated affiliates					1,250
Impairment loss on investment securities					(18,760)
Gain on early retirement of debt					1,425
Foreign currency exchange loss, net					(9,821)

Total other expense, net					(51,646)

Loss from continuing operations before income taxes					$(200,667)

Segment assets as of December 31, 2008	$207,643	$681,610	$394,869	$121,522	$1,405,644
Property and equipment as of December 31, 2008	$57,346	$13,404	$17,184	$1,598	$89,532
Total revenues for the years ended December 31, 2010, 2009 and 2008, and property and equipment and total assets as of December 31, 2010 and 2009, summarized by geographic location, were as follows:

	Revenues			Property & Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2010	2009	2008	2010	2009	2010	2009
United States	$233,089	$244,578	$252,535	$14,702	$12,537	$278,394	$261,110
Australia	210,469	199,805	169,663	2,155	2,120	199,479	177,901
United Kingdom	132,834	151,732	203,449	3,871	4,905	149,602	222,897
Germany	112,087	105,384	78,337	7,594	8,766	182,460	190,823
Poland	73,491	77,800	98,075	29,553	31,950	76,927	77,852
Spain	64,401	75,556	77,755	3,266	4,000	96,896	128,090
Italy	46,787	41,199	33,787	2,554	2,308	80,389	83,882
India	40,884	38,689	37,182	1,514	1,842	25,730	24,305
Other	124,227	97,951	94,882	26,318	28,164	319,495	245,819

Total foreign	805,180	788,116	793,130	76,825	84,055	1,130,978	1,151,569

Total	$1,038,269	$1,032,694	$1,045,665	$91,527	$96,592	$1,409,372	$1,412,679

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by our software subsidiary, which are attributed to the U.S.

(17) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
(a) Concentrations of credit risk
Euronet’s credit risk primarily relates to trade accounts receivable and cash and cash equivalents. Euronet’s EFT Processing Segment’s customer base includes the most significant international card organizations and certain banks in the Company’s markets. The epay Segment’s customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company’s behalf and generally remit the cash within one week. Euronet performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 14, Valuation and Qualifying Accounts, for further disclosure.
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

	As of December 31,
	2010		2009
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$161,005	$172,267	$153,927	$162,313
Foreign currency derivative contracts	(413)	(413)	36	36
Embedded derivative in foreign lease	(144)	(144)	(220)	(220)
1.625% convertible senior debentures, unsecured, due 2024	—	—	1,227	1,224
The Company’s financial assets and liabilities recorded at fair value on a recurring basis using significant other observable inputs are the foreign currency derivative contracts and the embedded derivative in foreign lease. The Company values foreign currency derivative contracts using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.
Certain assets are measured at fair value on a non-recurring basis. During the annual goodwill impairment test during the fourth quarter of 2010, the Company assessed the fair value of its goodwill and recorded goodwill impairment charges related to certain of its epay businesses of $70.9 million. Additionally, during the first quarter of 2009, the Company finalized the 2008 assessment of the fair value of the goodwill related to its RIA money transfer business and its Spanish prepaid business and recorded an additional impairment charge of $8.8 million. The fair values were determined using significant unobservable inputs. The $16.8 million and $258.8 million fair values of goodwill related to the respective 2010 and 2008 impaired businesses were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. Additionally, during the first quarter of 2009, management determined that an acquired intangible asset associated with a previous acquisition in the Money Transfer Segment had no value and, accordingly, the Company wrote off the remaining net book value of the intangible asset of $1.1 million. See further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net. No other assets were measured at fair value on a non-recurring basis during 2010 or 2009.

(18) COMPUTER SOFTWARE TO BE SOLD
Euronet engages in software development activities to continually improve the Company’s core software products. The following table provides the detailed activity related to capitalized software development costs of continuing operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Beginning balance-capitalized development cost	$2,601	$2,826	$2,078
Additions	2,244	1,295	2,010
Amortization	(1,722)	(1,520)	(1,262)

Net capitalized development cost	$3,123	$2,601	$2,826

Research and development costs expensed for the years ended December 31, 2010, 2009 and 2008 were $1.4 million, $2.0 million and $1.4 million, respectively.
(19) LITIGATION AND CONTINGENCIES
Contingencies
In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a RIA Financial Service (“CES”), an indirect, wholly owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into possible price collusion related to money transmission services to the Dominican Republic (“D.R.”) during the period from January 1, 2004 to the date of the subpoena. The Company acquired all of the stock of RIA Envia, Inc., the parent of CES, in April 2007. The Company and CES are fully cooperating with the DOJ in its investigation.
The Company believes that, during the period covered by the DOJ investigation, CES generally derived part of its charge for exchanging U.S. dollars into D.R. pesos from a reference rate recommended by ADEREDI, a trade association in the D.R. composed of a CES subsidiary and other D.R. money transfer firms. The Company further believes, however, that CES set its own service fee on the D.R. transactions and its overall transaction price to customers. Customers were also free during this time period to use CES and other firms to transmit dollars into the D.R. without conversion into D.R. pesos, and the Company believes such transmissions occurred with increasing frequency over the course of this time period.
At this time, the Company is unable to predict the outcome of the DOJ investigation, or, if charges were to be brought against CES, the possible range of loss, if any, associated with the resolution of any such charges. Nor can the Company predict any potential effect on the Company’s business, results of operations or financial condition arising from such charges of potential collateral consequences, which could include fines, penalties, limitations on or revocation of CES’s license to engage in the money transfer business in one or more states, and civil liability. In addition, the Company has incurred and may continue to incur significant fees and expenses in connection with the DOJ investigation and related matters.
Litigation
During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. California law regarding an employer’s obligations to provide lunch and rest periods is under review by the California Supreme Court. The proceeding is in the preliminary stages and we intend to vigorously defend the lawsuit.
In addition, from time to time, the Company is a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

(20) GUARANTEES
As of December 31, 2010 and 2009, the Company had $97.3 million and $60.7 million, respectively, of stand-by letters of credit/bank guarantees issued on its behalf. Of these amounts, $18.8 million and $10.7 million, respectively, are collateralized by cash deposits held by the respective issuing banks and as of December 31, 2010, $5.7 million is collateralized by trade accounts receivable.
Each of our subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of outstanding obligations under the Credit Facility.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of December 31, 2010, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $20.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.5 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damages to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheet. As of December 31, 2010, the balance of ATM network cash for which the Company was responsible was approximately $345 million. The Company maintains insurance policies to mitigate this exposure;

•	In connection with the license of proprietary systems to customers, Euronet provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

•	Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant;

•	In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made;

•	Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements; and

•	The Company has issued surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2010 or 2009.
(21) RELATED PARTY TRANSACTIONS
The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet’s Chief Executive Officer and Chairman of the Board of Directors, and Mr. Daniel R. Henry, who was a member of Euronet’s Board of Directors until February 6, 2008. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred $0.2 million, $0.1 million and $0.3 million during 2010, 2009 and 2008, respectively, in expenses for the use of this airplane.

(22) DISCONTINUED OPERATIONS
During the fourth quarter 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, for $6.5 million. The Company sold Essentis in order to focus its investments and resources on its transaction processing business. Accordingly, Essentis’ results of operations are shown as discontinued operations in the Consolidated Statements of Operations. Previously, Essentis’ results were reported in the EFT Processing Segment. Note 16, Business Segment Information, also reflects the classification of Essentis’ results in discontinued operations. The sale resulted in a gain of $0.2 million, net of taxes of $0.4 million. The following amounts related to Essentis, including the gain on sale, have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
(in thousands)	2009	2008
Revenues	$6,323	$9,670
Income (loss) before income taxes	$1,222	$(1,686)
Net income (loss)	$475	$(1,071)
(23) SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2010:
Revenues	$250,003	$244,228	$260,223	$283,815
Operating income (loss)	$18,229	$16,542	$20,262	$(49,764)
Net income (loss)	$3,515	$(1,155)	$21,065	$(61,342)
Net income (loss) attributable to Euronet Worldwide, Inc.	$2,826	$(1,483)	$20,965	$(60,680)
Earnings (loss) per common share:
Basic	$0.06	$(0.03)	$0.41	$(1.19)
Diluted	$0.05	$(0.03)	$0.41	$(1.19)

Year Ended December 31, 2009:
Revenues	$233,697	$248,614	$264,820	$285,563
Operating income	$9,698	$18,024	$22,085	$22,458
Net income (loss)	$(11,954)	$16,021	$19,020	$8,725
Net income (loss) attributable to Euronet Worldwide, Inc.	$(12,298)	$15,544	$18,865	$8,206
Earnings (loss) per common share:
Basic	$(0.24)	$0.31	$0.37	$0.16
Diluted	$(0.24)	$0.30	$0.36	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report.

/s/ Michael J. Brown Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
February 25, 2011
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K and incorporated herein by reference.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Web site at www.euronetworldwide.com under Investor Relations/Corporate Governance.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference. See also Part II, Item 5 – Equity Compensation Plan Table.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under “Audit Matters — Fees of the Company’s Independent Auditors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.
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
EURONET WORLDWIDE, INC.

Date: February 25, 2011	/s/ Michael J. Brown

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 25, 2011	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 25, 2011	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

Director
Paul S. Althasen

/s/ Andrzej Olechowski	Director
Andrzej Olechowski
February 25, 2011

/s/ Eriberto R. Scocimara	Director
Eriberto R. Scocimara
February 25, 2011

/s/ Thomas A. Mcdonnell	Director
Thomas A. McDonnell
February 25, 2011

/s/ Andrew B. Schmitt	Director
Andrew B. Schmitt
February 25, 2011

/s/ M. Jeannine Strandjord	Director
M. Jeannine Strandjord
February 25, 2011

EXHIBITS
Exhibit Index

Exhibit	Description

2.1	Stock Purchase Agreement dated November 21, 2006 by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc.; the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006, and incorporated by reference herein)

2.2	First Amendment to Stock Purchase Agreement, dated April 2, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

2.3	Second Amendment to Stock Purchase Agreement, dated April 4, 2007, by and among Euronet Payments & Remittance, Inc., Euronet Worldwide, Inc., the Fred Kunik Family Trust and the Irving Barr Living Trust (filed as Exhibit 2.2 to the Company’s Form 8-K filed on April 9, 2007, and incorporated by reference herein)

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

4.1	Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.2	First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2003 (File No. 001-31648), and incorporated by reference herein)

4.3	Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated by reference herein)

4.4	Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company’s Registration Statement on Form S-3/A filed on November 10, 2005, and incorporated by reference herein)

10.1	Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

10.2	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company’s Form 10-Q filed on November 14, 2002 and incorporated by reference herein) (2)

10.3	Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006, and incorporated by reference herein) (2)

10.4	Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10- K filed February 28, 2007, and incorporated by reference herein) (2)

10.5	Credit Agreement dated as of April 4, 2007 among Euronet Worldwide, Inc., and certain subsidiaries and affiliates, as borrowers, certain subsidiaries and affiliates, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, California Bank & Trust, as syndication agent and Citibank, N.A., as documentation agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated by reference herein)

10.6	Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated by reference herein) (2)

10.7	Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein) (2)

10.8	Amendment No. 1 to the Credit Agreement dated April 23, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein)

10.9	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.10	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.11	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.12	Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.13	Employment Agreement dated May 11, 2008 between Euronet Worldwide, Inc. and Gareth Gumbley, Managing Director, Prepaid Processing Segment (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated by reference herein) (2)

10.14	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.15	Employment Agreement dated December 2, 1997 between Euronet Services GmbH and Roger Heinz, Senior Vice President — Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.16	Amendment No. 2 to the Credit Agreement dated February 18, 2009 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein)

10.17	2006 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.18	Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.19	Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.20	Employment Agreement dated March 8, 2010 between Euronet Worldwide, Inc. and Charles T. Piper (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010 and incorporated by reference herein) (2)

10.21	Compromise Agreement dated March 12, 2010 between epay Limited, epay Australia Pty Ltd and Gareth Gumbley (1) (2)

10.22	Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (1) (2)

10.23	Euronet Worldwide, Inc. Long-Term Incentive Stock Option Plan (1996), as amended (1) (2)

10.24	Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (1) (2)

10.25	Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President — Managing Director, Europe EFT Processing Segment (1) (2)

10.26	Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President — Managing Director, Europe EFT Processing Segment (1) (2)

10.27	Letter of Confirmation of Terms of Resignation dated January 11, 2011 between Euronet Worldwide, Inc. and Charles T. Piper (1) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101	The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. (4)

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

(3)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-K.

(4)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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