Form 10-Q
period 2011-03-31
EURONET WORLDWIDE INC
filed 2011-05-05
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2011 was 51,206,827 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	29
PART II—OTHER INFORMATION	29
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 5. OTHER INFORMATION	30
ITEM 6. EXHIBITS	31
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,746	$187,235
Restricted cash	93,517	108,717
Inventory — PINs and other	78,886	97,225
Trade accounts receivable, net of allowances for doubtful accounts of $15,483 at March 31, 2011 and $14,924 at December 31, 2010	259,298	288,765
Prepaid expenses and other current assets	35,989	46,072
Total current assets	688,436	728,014
Property and equipment, net of accumulated depreciation of $181,545 at March 31, 2011 and $166,094 at December 31, 2010	92,927	91,527
Goodwill	461,883	445,713
Acquired intangible assets, net of accumulated amortization of $119,402 at March 31, 2011 and $109,726 at December 31, 2010	91,963	95,819
Other assets, net of accumulated amortization of $21,968 at March 31, 2011 and $20,805 at December 31, 2010	50,478	48,299
Total assets	$1,385,687	$1,409,372
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$256,279	$324,466
Accrued expenses and other current liabilities	221,699	218,006
Current portion of capital lease obligations	1,973	2,429
Short-term debt obligations and current maturities of long-term debt obligations	2,511	2,507
Income taxes payable	15,791	13,177
Deferred revenue	8,651	10,775
Total current liabilities	506,904	571,360
Debt obligations, net of current portion	287,475	286,105
Capital lease obligations, net of current portion	2,123	2,363
Deferred income taxes	22,321	21,958
Other long-term liabilities	8,596	8,709
Total liabilities	827,419	890,495
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,670,783 issued at March 31, 2011 and 51,462,195 issued at December 31, 2010	1,033	1,029
Additional paid-in-capital	755,529	752,209
Treasury stock, at cost, 486,547 shares at March 31, 2011 and 482,839 shares at December 31, 2010	(5,336)	(5,212)
Accumulated deficit	(224,227)	(241,511)
Restricted reserve	1,012	974
Accumulated other comprehensive income	23,119	5,122
Total Euronet Worldwide, Inc. stockholders’ equity	551,130	512,611
Noncontrolling interests	7,138	6,266
Total equity	558,268	518,877
Total liabilities and equity	$1,385,687	$1,409,372
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$262,593	$250,003
Operating expenses:
Direct operating costs	170,884	165,861
Salaries and benefits	36,335	32,172
Selling, general and administrative	23,213	19,193
Depreciation and amortization	14,944	14,548
Total operating expenses	245,376	231,774
Operating income	17,217	18,229
Other income (expense):
Interest income	1,115	555
Interest expense	(5,335)	(4,954)
Income from unconsolidated affiliates	474	554
Legal settlement	1,000	—
Foreign currency exchange gain (loss), net	9,285	(5,082)
Other income (expense), net	6,539	(8,927)
Income before income taxes	23,756	9,302
Income tax expense	(6,125)	(5,787)
Net income	17,631	3,515
Less: Net income attributable to noncontrolling interests	(347)	(689)
Net income attributable to Euronet Worldwide, Inc.	$17,284	$2,826

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — basic	$0.34	$0.06

Basic weighted average shares outstanding	51,068,626	50,801,170

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$0.33	$0.05

Diluted weighted average shares outstanding	51,947,914	51,923,122
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net income	$17,631	$3,515
Other comprehensive income (loss), net of tax:
Translation adjustment	18,366	(21,979)
Comprehensive income (loss)	35,997	(18,464)
Comprehensive income attributable to noncontrolling interests	(716)	(286)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$35,281	$(18,750)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Net income	$17,631	$3,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,944	14,362
Share-based compensation	1,456	1,934
Unrealized foreign exchange (gain) loss, net	(9,285)	5,284
Deferred income taxes	(692)	(1,988)
Income from unconsolidated affiliates	(474)	(554)
Accretion of convertible debentures discount and amortization of debt issuance costs	2,317	2,145
Changes in working capital, net of amounts acquired:
Income taxes payable, net	2,059	(708)
Restricted cash	16,429	(11,279)
Inventory — PINs and other	19,574	19,913
Trade accounts receivable	37,151	32,779
Prepaid expenses and other current assets	11,521	(1,237)
Trade accounts payable	(74,519)	(2,522)
Deferred revenue	(2,238)	(1,573)
Accrued expenses and other current liabilities	527	(7,663)
Changes in noncurrent assets and liabilities	(2,493)	365
Net cash provided by operating activities	33,908	52,773
Cash flows from investing activities:
Purchases of property and equipment	(6,712)	(5,444)
Purchases of other long-term assets	(302)	(809)
Other, net	286	107
Net cash used in investing activities	(6,728)	(6,146)
Cash flows from financing activities:
Proceeds from issuance of shares	1,715	850
Borrowings from revolving credit agreements classified as non-current liabilities	14,000	108,000
Repayments of revolving credit agreements classified as non-current liabilities	(14,000)	(146,439)
Repayments of long-term debt obligations	(500)	(1,727)
Repayments of capital lease obligations	(894)	(654)
Other, net	478	206
Net cash provided by (used in) financing activities	799	(39,764)
Effect of exchange rate changes on cash and cash equivalents	5,532	(5,112)
Increase in cash and cash equivalents	33,511	1,751
Cash and cash equivalents at beginning of period	187,235	183,528
Cash and cash equivalents at end of period	$220,746	$185,279
Interest paid during the period	$1,488	$1,259
Income taxes paid during the period	5,178	7,547
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization

Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading global electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products, and global consumer money transfer services.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of its operations and cash flows for the three-month periods ended March 31, 2011 and 2010.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2010, including the notes thereto, set forth in the Company’s 2010 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Recent accounting pronouncements
Management has concluded that there are no accounting standards that have been issued, but not yet adopted, that will have a material effect on the Company's consolidated financial statements.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheets and consist of amounts owed by the Company to money transfer recipients. As of March 31, 2011, the Company’s money transfer settlement obligations were $35.9 million.

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

	Three Months Ended
	March 31,
	2011	2010
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,068,626	50,801,170
Incremental shares from assumed conversion of stock options and restricted stock	879,288	1,121,952
Diluted weighted average shares outstanding	51,947,914	51,923,122
The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 2,832,000 and 2,204,000 for the three-month periods ended March 31, 2011 and 2010, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three-month periods ended March 31, 2011 and 2010. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the three-month period ended March 31, 2010.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2011 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2010	$95,819	$445,713	$541,532
Increases (decreases):
Amortization	(5,948)	—	(5,948)
Other (primarily changes in foreign currency exchange rates)	2,092	16,170	18,262
Balance as of March 31, 2011	$91,963	$461,883	$553,846

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2011, is expected to total $21.2 million for 2011, $18.8 million for 2012, $13.9 million for 2013, $11.1 million for 2014, $5.9 million for 2015 and $4.3 million for 2016.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2010 resulted in the Company recording an estimated non-cash goodwill impairment charge of $70.9 million in the fourth quarter of 2010 related to its epay reporting units in the U.K., Spain and Romania. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these changes take place.

(5) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2011 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2010	$—	$607	$4,792	$161,005	$127,000	$293,404
Increases (decreases):
Net repayments	—	(310)	(981)	—	(500)	(1,791)
Accretion	—	—	—	1,870	—	1,870
Capital lease interest	—	—	136	—	—	136
Foreign currency exchange loss	—	314	149	—	—	463
Balance at March 31, 2011	—	611	4,096	162,875	126,500	294,082
Less — current maturities	—	(611)	(1,973)	—	(1,900)	(4,484)
Long-term obligations at March 31, 2011	$—	$—	$2,123	$162,875	$124,600	$289,598

The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $12.1 million and $14.0 million as of March 31, 2011 and December 31, 2010, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $1.5 million and discount accretion was $1.9 million and $1.7 million for the three-months ended March 31, 2011 and 2010, respectively. The effective interest rate was 8.4% for the three months ended March 31, 2011 and 2010.

(6) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2011, the Company had foreign currency forward contracts outstanding with a notional value of $54.7 million, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 3.2 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the unaudited Consolidated Balance Sheets.

The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC Topic 815
		Asset Derivatives
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$9	$51
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(274)	(547)
Total		$(265)	$(496)
		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(86)	$(144)
Total derivatives		$(351)	$(640)

		Amount of Gain Recognized in Income on Derivative
	Location of Gain Recognized in Income on Derivative	Three Months Ended March 31,
(in thousands)		2011	2010
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$3	$143
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	57	63
Total		$60	$206
See Note 7, Fair Value Measurements, for the determination of the fair values of derivatives.

(7) FAIR VALUE MEASUREMENTS
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

	As of
	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	(162,875)	(175,219)	(161,005)	(172,267)
Foreign currency derivative contracts	(265)	(265)	(496)	(496)
Embedded derivative in foreign lease	(86)	(86)	(144)	(144)
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
The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$44,361	$155,113	$63,177	$(58)	$262,593
Operating expenses:
Direct operating costs	22,064	119,911	28,967	(58)	170,884
Salaries and benefits	6,895	10,419	16,005	3,016	36,335
Selling, general and administrative	4,345	7,131	10,021	1,716	23,213
Depreciation and amortization	4,924	4,522	5,414	84	14,944
Total operating expenses	38,228	141,983	60,407	4,758	245,376
Operating income (loss)	$6,133	$13,130	$2,770	$(4,816)	$17,217

	For the Three Months Ended March 31, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$48,566	$145,380	$56,057	$—	$250,003
Operating expenses:
Direct operating costs	23,928	115,599	26,334	—	165,861
Salaries and benefits	6,241	8,325	14,197	3,409	32,172
Selling, general and administrative	3,754	5,231	8,944	1,264	19,193
Depreciation and amortization	4,924	4,155	5,090	379	14,548
Total operating expenses	38,847	133,310	54,565	5,052	231,774
Operating income (loss)	$9,719	$12,070	$1,492	$(5,052)	$18,229

(9) GUARANTEES
As of March 31, 2011, the Company had $102.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $19.1 million are collateralized by cash deposits held by the respective issuing banks and $5.8 million are collateralized by trade accounts receivable.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2011, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $21.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $30.3 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2011, the balance of ATM network cash for which the Company was responsible was approximately $325 million. The Company maintains insurance policies to mitigate this exposure;

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

applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2011 or December 31, 2010.

(10) INCOME TAXES
The Company’s effective tax rates were 25.8% and 62.2% for the three-month periods ended March 31, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods. Excluding the foreign currency exchange gains and losses from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 41.7% and 41.5% for the three months ended March 31, 2011 and 2010, respectively.
The increase in the effective tax rate, as adjusted for foreign currency exchange gains and losses, for the three months ended March 31, 2011 compared to the applicable statutory rate of 35% is primarily related to the Company’s Spain and U.S. tax positions. For the three-month period ended March 31, 2011, the Company has recorded a valuation allowance against its Spain and U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by the Company’s Spanish and U.S. entities have not been recognized in this period.

(11) LITIGATION AND CONTINGENCIES

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

Litigation

During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. California law regarding an employer’s obligations to provide lunch and rest periods is under review by the California Supreme Court. The proceeding is in the preliminary stages and we intend to vigorously defend the lawsuit. At the current stage of the proceedings, the Company considers that it is not possible to determine a range of loss, if any, that may arise from this lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of March 31, 2011, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 11,055 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 562,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 107,700 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have five processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 27 principal offices in Europe, seven in North America, six in Asia Pacific, two in the Middle East and one in South America. Our executive offices are located in Leawood, Kansas, USA. With approximately 79% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 17% of total consolidated revenues for the first quarter of 2011, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) prepaid telecommunication recharges. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 59% of total consolidated revenues for the first quarter of 2011, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 24% of total consolidated revenues for the first quarter of 2011, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.

OPPORTUNITIES AND CHALLENGES
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	the ability to develop products or services to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	the ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	the ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	the ability to renew existing contracts at profitable rates;

•	the ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	the ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three-month periods ended March 31, 2011 and 2010 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent
EFT Processing	$44,361	$48,566	$(4,205)	(9)%
epay	155,113	145,380	9,733	7%
Money Transfer	63,177	56,057	7,120	13%
Total	262,651	250,003	12,648	5%
Eliminations	(58)	—	(58)	n/m
Total	262,593	250,003	12,590	5%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent
EFT Processing	$6,133	$9,719	$(3,586)	(37)%
epay	13,130	12,070	1,060	9%
Money Transfer	2,770	1,492	1,278	86%
Total	22,033	23,281	(1,248)	(5)%
Corporate services and eliminations	(4,816)	(5,052)	236	(5)%
Total	$17,217	$18,229	$(1,012)	(6)%
________________________________________________
n/m — Not meaningful.
Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was weaker during the first quarter of 2011 than it was during the first quarter of 2010. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter of 2011 reflected a slight positive impact due to the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the first quarter of 2011 was approximately 3% more when compared to the first quarter of 2010 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three-month periods ended March 31, 2011 and 2010. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the first quarter of 2010 to the first quarter of 2011 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Three Months Ended	Three Months Ended
Currency	March 31, 2011	March 31, 2010	Increase (Decrease) Percent
Australian dollar	$1.0059	$0.9030	11%
British pound	$1.6023	$1.5598	3%
euro	$1.3684	$1.3833	(1)%
Hungarian forint	$0.0050	$0.0052	(4)%
Indian rupee	$0.0221	$0.0218	1%
Polish zloty	$0.3472	$0.3473	—%

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2011 and 2010 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$44,361	$48,566	$(4,205)	(9)%
Operating expenses:
Direct operating costs	22,064	23,928	(1,864)	(8)%
Salaries and benefits	6,895	6,241	654	10%
Selling, general and administrative	4,345	3,754	591	16%
Depreciation and amortization	4,924	4,924	—	—%
Total operating expenses	38,228	38,847	(619)	(2)%
Operating income	$6,133	$9,719	$(3,586)	(37)%
Transactions processed (millions)	206	187	19	10%
ATMs as of March 31	11,055	10,283	772	8%
Average ATMs	10,945	10,206	739	7%
Revenues
Our revenues for the first quarter of 2011 decreased when compared to the first quarter of 2010 primarily due to decreases in transaction fees in Germany and interchange fee revenues in Poland. Additionally, we had significant sales of POS terminals in Slovakia during the first quarter of 2010 that did not recur in the first quarter of 2011. These decreases were partly offset by additional ATMs under management in Poland and India and the growth in transaction volumes on Cashnet – Euronet's shared ATM network in India. Additionally, we recognized $1.2 million in the first quarter of 2011 from the acceleration of previously deferred revenue related to a customer discontinuing a certain product in Greece.
Average monthly revenue per ATM was $1,351 for the first quarter of 2011, compared to $1,586 for the first quarter of 2010. The decrease in the first quarter of 2011 from the first quarter of 2010 is primarily due to the reductions in transaction fees in Germany that took effect in the first quarter of 2011 and interchange fee revenues in Poland that took effect in the second quarter of 2010. Revenue per transaction was $0.22 for the first quarter of 2011 compared to $0.26 for the first quarter of 2010. These decreases are primarily the result of the reductions in transaction fees in Germany and interchange fee revenues in Poland, as well as the growth of Cashnet transactions, which generate lower revenues per transaction than those on owned or outsourced ATMs. We were able to increase transaction fees in Germany beginning in mid-2009 and were generally able to maintain them through 2010; however, we experienced reductions in these fees beginning in 2011 as a result of market and regulatory factors. Accordingly, we expect that the EFT Processing Segment’s revenues and operating income will be reduced for the full year 2011 as compared to 2010.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center related expenses. The decrease in direct operating costs for the first quarter of 2011, compared to the first quarter of 2010, is attributed to the cost of the POS terminal sales in Slovakia in the first quarter of 2010 that did not recur in the first quarter of 2011 along with operating cost improvements in Poland, partly offset by the increase in the number of ATMs under management.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $22.3 million for the first quarter of 2011 and $24.6 million for the first quarter of 2010. The decrease for the first quarter of 2011 is primarily due to the reduced transaction fees in Germany and interchange fees in Poland, partly offset by increased gross profits from additional ATMs under management and the deferred revenue recognized in Greece. Gross profit as a percentage of revenues (“gross margin”) was 50% for the first quarter of 2011 compared to 51% for the first quarter of 2010.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2011 was primarily due to increased bonus expense in the current year. As a percentage of revenues, these costs increased to 15.5% for the first quarter of 2011 compared to 12.9% for the first quarter of 2010 as a result of increased costs and decreased revenues.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2011 compared to the first quarter of 2010 is primarily due to increased bad debt expense as a result of unusually low bad debt expense in the first quarter of 2010 due to the collection of certain amounts that had been previously written off. As a percentage of revenues, selling, general and administrative expenses increased to 9.8% for the first quarter of 2011 compared to 7.7% for the first quarter of 2010 as a result of increased costs and decreased revenues.
Depreciation and amortization
Depreciation and amortization expense was flat for the first quarter of 2011 compared to the first quarter of 2010. As a percentage of revenues, depreciation and amortization expense was 11.1% for the first quarter of 2011 compared to 10.1% for the first quarter of 2010 as a result of decreased revenues.
Operating income
Operating income decreased for the first quarter of 2011 compared to the first quarter of 2010, operating income as a percentage of revenues (“operating margin”) for the first quarter of 2011 was 13.8% compared to 20.0% for the first quarter of 2010 and operating income per transaction was $0.03 for the first quarter of 2011 compared to $0.05 for the same period in 2010. These decreases are primarily due to the reduced transaction fees in Germany and interchange fee revenues in Poland, partly offset by more ATMs under management and the deferred revenue recognized in Greece.
EPAY SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2011 and 2010 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$155,113	$145,380	$9,733	7%
Operating expenses:
Direct operating costs	119,911	115,599	4,312	4%
Salaries and benefits	10,419	8,325	2,094	25%
Selling, general and administrative	7,131	5,231	1,900	36%
Depreciation and amortization	4,522	4,155	367	9%
Total operating expenses	141,983	133,310	8,673	7%
Operating income	$13,130	$12,070	$1,060	9%
Transactions processed (millions)	243	200	43	22%
Revenues
The increase in revenues for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the impact of our third quarter 2010 acquisition of Telecomnet, Inc., now known as epay Brazil, and an increase in transactions processed in Germany and Italy. This increase was partly offset by declines in the number of transactions processed in the U.K., the U.S. and Spain due to economic pressures, consumer shifts from prepaid to other plans and changes in the mix of transactions to lower revenue transactions.

In certain markets, our revenue growth has slowed due to mobile phone operators driving competitive reductions in commissions, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available.
Revenues per transaction were $0.64 for the first quarter of 2011 compared to $0.73 for the first quarter of 2010. The decrease in revenues per transaction is due mainly to the changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with very low associated costs.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. The increase in direct operating costs is generally attributable to the impact of epay Brazil and increases in transactions processed in other markets. These increases are partly offset by a higher mix of lower cost transactions.
Gross profit
Gross profit, which represents revenues less direct costs, was $35.2 million for the first quarter of 2011 compared to $29.8 million for the first quarter of 2010. The primary causes of the increase in gross profit are the impact of epay Brazil and the increased transaction volumes in Germany, partly offset by transaction volume declines in the U.K., the U.S. and Spain. Gross margin increased to 23% for the first quarter of 2011 compared to 20% for the first quarter of 2010. Gross profit per transaction decreased to $0.14 for the first quarter of 2011 from $0.15 for the first quarter of 2010.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2011 compared to the first quarter of 2010 is primarily due to the impact of epay Brazil. As a percentage of revenues, salaries and benefits increased to 6.7% for the first quarter of 2011 from 5.7% for the first quarter of 2010.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2011 compared to the first quarter of 2010 is mainly due to the impact of epay Brazil and additional overhead to support development of new products and growing markets. As a percentage of revenues, these expenses increased to 4.6% for the first quarter of 2011 compared to 3.6% for the first quarter of 2010.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the first quarter of 2011 compared to the first quarter of 2010 mainly due to the impact of epay Brazil, partly offset by decreased expense in mature markets where acquired intangible assets are becoming fully amortized and POS terminals are becoming fully depreciated at a faster rate than new terminals are being installed. As a percentage of revenues, these expenses remained flat at 2.9% for both the first quarter of 2011 and 2010.
Operating income
Operating margin was 8.5% for the first quarter of 2011 compared to 8.3% for the first quarter of 2010. The increases in operating income and operating margin for the first quarter of 2011 compared to the first quarter of 2010 are mainly due to the impact of epay Brazil and the growth in Germany, partly offset by decreased profitability in the U.S. Operating income per transaction was $0.05 for the first quarter of 2011 compared to $0.06 for the first quarter of 2010.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three-month periods ended March 31, 2011 and 2010 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$63,177	$56,057	$7,120	13%
Operating expenses:
Direct operating costs	28,967	26,334	2,633	10%
Salaries and benefits	16,005	14,197	1,808	13%
Selling, general and administrative	10,021	8,944	1,077	12%
Depreciation and amortization	5,414	5,090	324	6%
Total operating expenses	60,407	54,565	5,842	11%
Operating income	$2,770	$1,492	$1,278	86%
Transactions processed (millions)	5.3	4.8	0.5	10%

Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction, as well as a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. The increase in revenues for the first quarter of 2011 compared to revenues for the first quarter of 2010 is primarily due to the increase in the number of transactions processed, driven by an 18% increase in transfers from non-U.S. markets, and growth in other products such as check cashing and bill payment. The increase in transfers from non-U.S. markets is due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $11.92 for the first quarter of 2011 from $11.68 for the first quarter of 2010. The growth rate of revenues exceeded the transaction growth rate for the first quarter of 2011 compared to the first quarter of 2010 largely as a result of the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For the first quarter of 2011, 58% of our money transfers were initiated in the U.S. and 42% in non-U.S. markets compared to 61% initiated in the U.S. and 39% in non-U.S. markets for the first quarter of 2010. We expect that the U.S. will continue to represent our highest volume market; however, future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from sending agents. The increase in direct operating costs in the first quarter of 2011 compared to the first quarter of 2010 is primarily due to the growth in transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $34.2 million for the first quarter of 2011 compared to $29.7 million for the first quarter of 2010. The improvement is primarily due to the growth in money transfer transactions, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for the first quarter of 2011 compared to 53% for the first quarter of 2010. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2011 compared to the first quarter of 2010 is due to the increased expenditures we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, salaries and benefits remained flat at 25.3% for both the first quarter of 2011 and 2010.
Selling, general and administrative
Selling, general and administrative expenses increased for the first quarter of 2011 compared to the first quarter of 2010, primarily as the result of the increased expenditures we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 15.9% for the first quarter of 2011 from 16.0% for the same period in 2010.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and also includes depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first quarter of 2011, depreciation and amortization increased compared to the same period in 2010, as a result of increased expenditures on computers and software to support the money transfer platform. As a percentage of revenues, depreciation and amortization decreased to 8.6% for the first quarter of 2011 from 9.1% for the same period in 2010, reflecting a shift in achieving a greater portion of expansion through agents which requires less capital expenditures than expansion from adding company stores.
Operating income
Operating income for the first quarter of 2011 increased by $1.3 million compared to the first quarter of 2010. This increase reflects the growth in transactions processed, the shift in transactions to non-U.S. markets and the addition of new products, partly offset by increased salaries and benefits and selling, general and administrative expenses to expand internationally. Operating margin increased to 4.4% for the first quarter of 2011 from 2.7% for the same period in 2010 while operating income per transaction increased to $0.52 for the first quarter of 2011 from $0.31 for the first quarter of 2010.
CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2011 and 2010 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$3,016	$3,409	$(393)	(12)%
Selling, general and administrative	1,716	1,264	452	36%
Depreciation and amortization	84	379	(295)	(78)%
Total operating expenses	$4,816	$5,052	$(236)	(5)%
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the first quarter of 2011 compared to the first quarter of 2010. The decrease in salaries and benefits is primarily the result of lower performance-based stock compensation, partly offset by higher salaries and bonus expense. The decrease in performance-based stock compensation is mainly the result of lower accruals made in the first quarter of 2011 than in the first quarter of 2010 due to poorer performance relative to the award criteria. The increase in selling, general and administrative expenses is due mainly to higher legal fees. The decrease in depreciation and amortization for the first quarter of 2011 compared to the first quarter of 2010 is primarily due to a three-year enterprise-wide desktop license becoming fully depreciated in May of 2010.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Interest income	$1,115	$555	$560	101%
Interest expense	(5,335)	(4,954)	(381)	8%
Income from unconsolidated affiliates	474	554	(80)	(14)%
Legal settlement	1,000	—	1,000	n/m
Foreign currency exchange gain (loss), net	9,285	(5,082)	14,367	n/m
Other income (expense), net	$6,539	$(8,927)	$15,466	n/m
n/m — Not meaningful.

Interest income
The increase in interest income for the first quarter of 2011 from the first quarter of 2010 is primarily due to an increase in interest rates in Australia and the impact of the third quarter 2010 acquisition of epay Brazil.
Interest expense
The increase in interest expense for the first quarter of 2011 from the first quarter of 2010 is primarily related to the impact of epay Brazil.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East. The decrease in income is primarily the result of lower profitability of epay Malaysia.
Legal settlement
In the first quarter of 2011, Euronet recorded $1.0 million from the settlement of a class action lawsuit related to previous losses on MoneyGram, Inc. stock.
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
We recorded a net foreign currency exchange gain of $9.3 million in the first quarter of 2011 compared to a net foreign currency loss of $5.1 million in the first quarter of 2010. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended March 31,
(dollar amounts in thousands)	2011	2010
Income before income taxes	$23,756	$9,302
Income tax expense	(6,125)	(5,787)
Net income	$17,631	$3,515

Effective income tax rate	25.8%	62.2%

Income before income taxes	$23,756	$9,302
Adjust: Foreign currency exchange gain (loss), net	9,285	(5,082)
Income before income taxes, as adjusted	$14,471	$14,384

Income tax expense	$(6,125)	$(5,787)
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	(84)	183
Income tax expense, as adjusted	$(6,041)	$(5,970)

Effective income tax rate, as adjusted	41.7%	41.5%

Our effective tax rates were 25.8% and 62.2% for the three-month periods ended March 31, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 41.7% and 41.5% for the three months ended March 31, 2011 and 2010, respectively.
The increase in the effective tax rate, as adjusted, for the three months ended March 31, 2011 compared to the applicable statutory rate of 35% is primarily related to our Spain and U.S. income tax positions. For the three-month period ended March 31, 2011, we have recorded a valuation allowance against our Spain and U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our Spanish and U.S. entities have not been recognized in these periods.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests was $0.3 million for the first quarter of 2011 compared to $0.7 million for the first quarter of 2010. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $17.3 million for the first quarter of 2011 compared to $2.8 million for the first quarter of 2010. As more fully discussed above, the increase of $14.5 million for the first quarter of 2011 as compared to the same period in 2010 was primarily the result of the $14.4 million increase in foreign currency exchange gains. Additionally, we recognized a gain on a legal settlement of $1.0 million during the first quarter of 2011. Partly offsetting these increases were a decrease in operating income of $1.0 million and an increase in income tax expense of $0.3 million. Other items increased net income by $0.3 million during the first quarter of 2011 compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2011, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $181.5 million, compared to working capital of $156.7 million as of December 31, 2010. Our ratio of current assets to current liabilities was 1.36 as of March 31, 2011, compared to 1.27 as of December 31, 2010. The increase in working capital was primarily due to working capital produced by operations during the first quarter of 2011.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of March 31, 2011, working capital in the Money Transfer Segment was $75.8 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
Operating cash flow
Cash flows provided by operating activities were $33.9 million for the first quarter of 2011 compared to $52.8 million for the first quarter of 2010. The decrease is primarily due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $6.7 million for the first quarter of 2011, compared to $6.1 million for the first quarter of 2010. Purchases of property and equipment used $6.7 million and $5.4 million of cash for the first quarter of 2011 and 2010, respectively. Software development and other investing activities used no significant cash for the first quarter of 2011 and used $0.7 million for the first quarter of 2010.
Financing activity cash flow
Cash flows provided by financing activities were $0.8 million during the first quarter of 2011 compared to cash flows used of $39.8 million during the first quarter of 2010. Our financing activities for the first quarter of 2011 consisted primarily of net repayments of debt obligations of $1.4 million compared to $40.8 million for the first quarter of 2010. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under the revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first quarter of 2011 we had a total of $14.0 million in borrowings and $14.0 million in repayments under our revolving credit facility. During the first quarter of 2011, we used $0.5 million for repayments of debt obligations and $0.9 million for capital lease obligations. Additionally, we received cash of $1.7 million and $0.9 million from the issuance of shares in the first quarter of 2011 and 2010, respectively. Finally, in the first quarter of 2011, we received a $0.6 million equity contribution from the noncontrolling interest stockholder of our Pakistan subsidiary.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — We have a $290 million secured credit facility consisting of a $190 million term loan due April 2014, which was fully drawn at closing, and a $100 million revolving credit facility due April 2012 (together, the “Credit Facility”). The term loan bears interest at LIBOR plus 200 basis points or prime plus 100 basis points and requires that we repay $1.9 million of the balance each year, with the remaining balance payable at the end of the term. We have prepaid amounts on this loan and we estimate that we will be able to repay the remaining $126.5 million term loan prior to its maturity date in April 2014 through cash flows available from operations, provided our operating cash flows are not required for future business developments. Up front financing costs of $4.8 million were deferred and are being amortized over the terms of the respective loans.
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
As of March 31, 2011, we had borrowings of $126.5 million outstanding under the term loan. We had no borrowings and $45.5 million of stand-by letters of credit outstanding under the revolving credit facility. The remaining $54.5 million under the revolving credit facility was available for borrowing. Borrowings under the revolving credit facility are being used to fund short-term working capital requirements in the U.S. and India. As of March 31, 2011, our weighted average interest rate was 2.3% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at March 31, 2011 were primarily comprised of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $0.6 million outstanding under these facilities as of March 31, 2011.
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
Other uses of capital
Payment obligations related to acquisitions — As of March 31, 2011, we have recorded a liability of $5.7 million for the fair value of contingent consideration related to the acquisition of Telecomnet, Inc. and we are in discussions with the sellers to determine the final amount due. Changes in the estimate of contingent consideration due will be recorded as income or expense in the period of change.
We have potential contingent obligations to the former owner of the net assets of Movilcarga. Based upon presently available information, we do not believe any additional payments will be required. The seller disputed this conclusion and initiated arbitration as provided for in the purchase agreement. An independent expert was engaged to review the results of the computation, but procedures for such review have never been commenced, principally because the seller is in a bankruptcy proceeding. Any additional payments, if ultimately determined to be owed the seller, will be recorded as additional goodwill and could be made in either cash or a combination of cash and Euronet common stock at our option.
Capital expenditures and needs — Total capital expenditures for the first quarter of 2011 were $7.1 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2011 are currently estimated to be approximately $35 million to $45 million.
In the epay Segment, approximately 130,000 of the approximately 562,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2011, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2011. See also Note 9, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2011, there have been no material changes from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions; technological developments affecting the market for our products and services; foreign currency exchange fluctuations; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2011, our total debt outstanding was $294.1 million. Of this amount, $162.9 million, or 56% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of March 31, 2011, the fair value of our fixed rate convertible debentures was $175.2 million, compared to a carrying value of $162.9 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $14.3 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $4.1 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2011 and 2015.
The remaining $127.1 million, or 43% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year, and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.1 million. This computation excludes the potential additional $150.0 million under the term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2011, 79% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of March 31, 2011, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $40 million to $50 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2011, we had foreign currency forward contracts outstanding with a notional value of $54.7 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 3.2 days. The fair value of these forward contracts as of March 31, 2011 was an unrealized loss $0.3 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding litigation in Part I, Item 1 — Financial Statements and Note 11, Litigation and Contingencies, to the unaudited consolidated financial statements included elsewhere in this report is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as may be updated in our subsequent filings with the SEC, before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended March 31, 2011, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 408 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	(1)	Programs	Programs

January 1 - January 31	408	$17.44	—	—
___________________________________

(1)	The price paid per share is the closing price of the shares on the vesting date.

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

10.1
Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein)

10.2
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein)

10.3
Letter of Confirmation of Terms of Resignation dated January 11, 2011 between Euronet Worldwide, Inc. and Charles T. Piper (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. (3)

___________________________

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
May 5, 2011
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer