Form 10-Q
period 2011-06-30
EURONET WORLDWIDE INC
filed 2011-08-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2011 was 51,285,615 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	32
PART II—OTHER INFORMATION	32
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	33
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	34
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,506	$187,235
Restricted cash	112,640	108,717
Inventory — PINs and other	67,188	97,225
Trade accounts receivable, net of allowances for doubtful accounts of $16,105 at June 30, 2011 and $14,924 at December 31, 2010	280,394	288,765
Prepaid expenses and other current assets	47,647	46,072
Total current assets	733,375	728,014
Property and equipment, net of accumulated depreciation of $192,482 at June 30, 2011 and $166,094 at December 31, 2010	96,561	91,527
Goodwill	470,819	445,713
Acquired intangible assets, net of accumulated amortization of $126,304 at June 30, 2011 and $109,726 at December 31, 2010	90,902	95,819
Other assets, net of accumulated amortization of $23,088 at June 30, 2011 and $20,805 at December 31, 2010	52,459	48,299
Total assets	$1,444,116	$1,409,372
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$291,811	$324,466
Accrued expenses and other current liabilities	213,339	218,006
Current portion of capital lease obligations	1,752	2,429
Short-term debt obligations and current maturities of long-term debt obligations	2,674	2,507
Income taxes payable	17,105	13,177
Deferred revenue	8,596	10,775
Total current liabilities	535,277	571,360
Debt obligations, net of current portion	288,886	286,105
Capital lease obligations, net of current portion	2,215	2,363
Deferred income taxes	21,921	21,958
Other long-term liabilities	8,705	8,709
Total liabilities	857,004	890,495
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,773,407 issued at June 30, 2011 and 51,462,195 issued at December 31, 2010	1,035	1,029
Additional paid-in-capital	759,682	752,209
Treasury stock, at cost, 500,693 shares at June 30, 2011 and 482,839 shares at December 31, 2010	(5,574)	(5,212)
Accumulated deficit	(212,338)	(241,511)
Restricted reserve	1,068	974
Accumulated other comprehensive income	35,530	5,122
Total Euronet Worldwide, Inc. stockholders’ equity	579,403	512,611
Noncontrolling interests	7,709	6,266
Total equity	587,112	518,877
Total liabilities and equity	$1,444,116	$1,409,372
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$279,802	$244,228	$542,395	$494,231
Operating expenses:
Direct operating costs	175,392	160,836	346,276	326,697
Salaries and benefits	43,758	31,448	80,093	63,620
Selling, general and administrative	27,073	21,850	50,286	41,043
Depreciation and amortization	14,779	13,552	29,723	28,100
Total operating expenses	261,002	227,686	506,378	459,460
Operating income	18,800	16,542	36,017	34,771
Other income (expense):
Interest income	1,472	572	2,587	1,127
Interest expense	(5,171)	(5,031)	(10,506)	(9,985)
Income from unconsolidated affiliates	366	447	840	1,001
Legal settlement	—	—	1,000	—
Foreign currency exchange gain (loss), net	3,652	(9,341)	12,937	(14,423)
Other income (expense), net	319	(13,353)	6,858	(22,280)
Income before income taxes	19,119	3,189	42,875	12,491
Income tax expense	(6,825)	(4,344)	(12,950)	(10,131)
Net income (loss)	12,294	(1,155)	29,925	2,360
Less: Net income attributable to noncontrolling interests	(405)	(328)	(752)	(1,017)
Net income (loss) attributable to Euronet Worldwide, Inc.	$11,889	$(1,483)	$29,173	$1,343

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic	$0.23	$(0.03)	$0.57	$0.03

Basic weighted average shares outstanding	51,219,681	50,914,453	51,144,154	50,857,812

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$0.23	$(0.03)	$0.56	$0.03

Diluted weighted average shares outstanding	51,957,942	50,914,453	51,950,613	51,777,392
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$12,294	$(1,155)	$29,925	$2,360
Other comprehensive income (loss), net of tax:
Translation adjustment	12,577	(41,652)	30,943	(63,631)
Comprehensive income (loss)	24,871	(42,807)	60,868	(61,271)
Comprehensive (income) loss attributable to noncontrolling interests	(571)	401	(1,287)	115
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$24,300	$(42,406)	$59,581	$(61,156)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Net income	$29,925	$2,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,723	28,100
Share-based compensation	5,244	4,391
Unrealized foreign exchange (gain) loss, net	(12,937)	14,625
Deferred income taxes	(1,597)	(2,089)
Income from unconsolidated affiliates	(840)	(1,001)
Accretion of convertible debentures discount and amortization of debt issuance costs	4,680	4,332
Changes in working capital, net of amounts acquired:
Income taxes payable, net	3,041	(2,839)
Restricted cash	333	(5,230)
Inventory — PINs and other	33,323	14,531
Trade accounts receivable	22,174	34,211
Prepaid expenses and other current assets	671	(2,340)
Trade accounts payable	(43,949)	(3,737)
Deferred revenue	(2,321)	(2,684)
Accrued expenses and other current liabilities	(8,054)	3,764
Changes in noncurrent assets and liabilities	(3,500)	1,644
Net cash provided by operating activities	55,916	88,038
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,399)	—
Purchases of property and equipment	(16,743)	(12,427)
Purchases of other long-term assets	(1,540)	(2,618)
Other, net	425	473
Net cash used in investing activities	(21,257)	(14,572)
Cash flows from financing activities:
Proceeds from issuance of shares	1,861	1,311
Borrowings from revolving credit agreements	127,700	108,000
Repayments of revolving credit agreements	(127,700)	(147,172)
Repayments of long-term debt obligations	(1,000)	(2,227)
Repayments of capital lease obligations	(1,647)	(1,255)
Payment of acquisition contingent consideration	(5,455)	—
Cash dividends paid to noncontrolling interests stockholders	—	(1,676)
Other, net	614	728
Net cash used in financing activities	(5,627)	(42,291)
Effect of exchange rate changes on cash and cash equivalents	9,239	(12,116)
Increase in cash and cash equivalents	38,271	19,059
Cash and cash equivalents at beginning of period	187,235	183,528
Cash and cash equivalents at end of period	$225,506	$202,587
Interest paid during the period	$5,826	$5,643
Income taxes paid during the period	12,471	15,191
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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations for the three- and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2010, including the notes thereto, set forth in the Company’s 2010 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Finally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The requirements apply to both annual and interim financial statements and should be applied retrospectively. ASU 2011-05 is effective for public entities for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 is not expected to materially affect the Company's financial statements.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheets and consist of amounts owed by the Company to money transfer recipients. As of June 30, 2011, the Company’s money transfer settlement obligations were $36.1 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,219,681	50,914,453	51,144,154	50,857,812
Incremental shares from assumed conversion of stock options and restricted stock	738,261	—	806,459	919,580
Diluted weighted average shares outstanding	51,957,942	50,914,453	51,950,613	51,777,392
The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three months ended June 30, 2010, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share for the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,817,000 and 1,751,000 for the three- and six-month periods ended June 30, 2011, respectively, and of approximately 4,963,000 and 2,252,000 for the three- and six-month periods ended June 30, 2010, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s 3.50% debentures are convertible into 4.3 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three- and six-month periods ended June 30, 2011 and 2010. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the six-month period ended June 30, 2010.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2011 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2010	$95,819	$445,713	$541,532
Increases (decreases):
Acquisitions	2,888	39	2,927
Amortization	(11,078)	—	(11,078)
Other (primarily changes in foreign currency exchange rates)	3,273	25,067	28,340
Balance as of June 30, 2011	$90,902	$470,819	$561,721

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2011, is expected to total $21.5 million for 2011, $19.3 million for 2012, $14.3 million for 2013, $11.4 million for 2014, $6.2 million for 2015 and $4.6 million for 2016.
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

(5) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2011 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2010	$—	$607	$4,792	$161,005	$127,000	$293,404
Increases (decreases):
Net repayments	—	(158)	(1,342)	—	(1,000)	(2,500)
Accretion	—	—	—	3,781	—	3,781
Capital lease interest	—	—	244	—	—	244
Foreign currency exchange loss	—	325	273	—	—	598
Balance at June 30, 2011	—	774	3,967	164,786	126,000	295,527
Less — current maturities	—	(774)	(1,752)	—	(1,900)	(4,426)
Long-term obligations at June 30, 2011	$—	$—	$2,215	$164,786	$124,100	$291,101

The 3.50% convertible debentures had principal amounts outstanding of $175.0 million and unamortized discounts outstanding of $10.2 million and $14.0 million as of June 30, 2011 and December 31, 2010, respectively. The discount will be amortized through October 15, 2012. Interest expense, including contractual interest and discount accretion, was $3.4 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $6.8 million and $6.5 million for the six months ended June 30, 2011 and 2010, respectively. The effective interest rate was 8.4% for the three and six months ended June 30, 2011 and 2010.

(6) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2011, the Company had foreign currency forward contracts outstanding with a notional value of $60.5 million, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 4.1 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the unaudited Consolidated Balance Sheets.

The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC Topic 815
		Asset Derivatives
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$50	$51
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(569)	(547)
Total		$(519)	$(496)
		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(73)	$(144)
Total derivatives		$(592)	$(640)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2011	2010	2011	2010
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(621)	$1,266	$(1,754)	$2,848
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	14	(41)	71	22
Total		$(607)	$1,225	$(1,683)	$2,870
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

	As of
	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	(164,786)	(175,656)	(161,005)	(172,267)
Foreign currency derivative contracts	(519)	(519)	(496)	(496)
Embedded derivative in foreign lease	(73)	(73)	(144)	(144)
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

(8) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$50,378	$156,479	$73,005	$(60)	$279,802
Operating expenses:
Direct operating costs	23,401	118,554	33,497	(60)	175,392
Salaries and benefits	8,026	11,521	17,360	6,851	43,758
Selling, general and administrative	4,502	8,443	12,166	1,962	27,073
Depreciation and amortization	5,258	4,476	4,960	85	14,779
Total operating expenses	41,187	142,994	67,983	8,838	261,002
Operating income (loss)	$9,191	$13,485	$5,022	$(8,898)	$18,800

	For the Three Months Ended June 30, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$46,488	$137,689	$60,051	$—	$244,228
Operating expenses:
Direct operating costs	22,790	109,754	28,292	—	160,836
Salaries and benefits	6,863	7,154	13,886	3,545	31,448
Selling, general and administrative	4,116	7,429	8,666	1,639	21,850
Depreciation and amortization	4,486	3,822	4,967	277	13,552
Total operating expenses	38,255	128,159	55,811	5,461	227,686
Operating income (loss)	$8,233	$9,530	$4,240	$(5,461)	$16,542

	For the Six Months Ended June 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$94,739	$311,592	$136,182	$(118)	$542,395
Operating expenses:
Direct operating costs	45,465	238,465	62,464	(118)	346,276
Salaries and benefits	14,921	21,940	33,365	9,867	80,093
Selling, general and administrative	8,847	15,574	22,187	3,678	50,286
Depreciation and amortization	10,182	8,998	10,374	169	29,723
Total operating expenses	79,415	284,977	128,390	13,596	506,378
Operating income (loss)	$15,324	$26,615	$7,792	$(13,714)	$36,017

	For the Six Months Ended June 30, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$95,054	$283,069	$116,108	$—	$494,231
Operating expenses:
Direct operating costs	46,718	225,353	54,626	—	326,697
Salaries and benefits	13,104	15,479	28,083	6,954	63,620
Selling, general and administrative	7,870	12,660	17,610	2,903	41,043
Depreciation and amortization	9,410	7,977	10,057	656	28,100
Total operating expenses	77,102	261,469	110,376	10,513	459,460
Operating income (loss)	$17,952	$21,600	$5,732	$(10,513)	$34,771

(9) GUARANTEES
As of June 30, 2011, the Company had $102.8 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $20.5 million are collateralized by cash deposits held by the respective issuing banks and $6.1 million are collateralized by trade accounts receivable.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2011, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $20.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $31.3 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2011, the balance of ATM network cash for which the Company was responsible was approximately $300 million. The Company maintains insurance policies to mitigate this exposure;

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

•
Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to carrying out their respective duties under such agreements; and

•	The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2011 or December 31, 2010.

(10) INCOME TAXES
The Company’s effective tax rates were 35.7% and 136.2% for the three-month periods ended June 30, 2011 and 2010, respectively, and were 30.2% and 81.1% for the six-month periods ended June 30, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods. Excluding the foreign currency exchange gains and losses from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 44.2% and 36.2% for the three months ended June 30, 2011 and 2010, respectively, and 43.0% and 39.0% for the six months ended June 30, 2011 and 2010, respectively.
The increases in the effective tax rates, as adjusted, for the second quarter and first half of 2011 compared to the applicable statutory rate of 35% are primarily related to the Company’s U.S. tax position. For the three- and six-month periods ended June 30, 2011, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by the Company’s U.S. entities have not been recognized in these periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of June 30, 2011, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 12,058 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 588,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 133,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have five processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 27 principal offices in Europe, seven in North America, nine in Asia Pacific and one in South America. Our executive offices are located in Leawood, Kansas, USA. With approximately 79% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 18% of total consolidated revenues for the first half of 2011, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value-added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 57% of total consolidated revenues for the first half of 2011, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the first half of 2011, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.

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
Corporate Services, Eliminations and Other - In addition to operating in our principal operating segments described above, our “Corporate Services, Eliminations and Other” category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including share-based compensation expense. These services are not directly identifiable with our reportable operating segments.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and six-month periods ended June 30, 2011 and 2010 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase			Increase (Decrease)	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
EFT Processing	$50,378	$46,488	$3,890	8%	$94,739	$95,054	$(315)	—%
epay	156,479	137,689	18,790	14%	311,592	283,069	28,523	10%
Money Transfer	73,005	60,051	12,954	22%	136,182	116,108	20,074	17%
Total	279,862	244,228	35,634	15%	542,513	494,231	48,282	10%
Eliminations	(60)	—	(60)	n/m	(118)	—	(118)	n/m
Total	279,802	244,228	35,574	15%	542,395	494,231	48,164	10%

	Operating Income (Loss) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Loss) for the Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
EFT Processing	$9,191	$8,233	$958	12%	$15,324	$17,952	$(2,628)	(15)%
epay	13,485	9,530	3,955	42%	26,615	21,600	5,015	23%
Money Transfer	5,022	4,240	782	18%	7,792	5,732	2,060	36%
Total	27,698	22,003	5,695	26%	49,731	45,284	4,447	10%
Corporate services and eliminations	(8,898)	(5,461)	(3,437)	63%	(13,714)	(10,513)	(3,201)	30%
Total	$18,800	$16,542	$2,258	14%	$36,017	$34,771	$1,246	4%
________________________________________________
n/m — Not meaningful.

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was weaker during the second quarter and first half of 2011 than it was during the comparable 2010 periods. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the second quarter and first half of 2011 reflected a positive impact due to the stronger foreign currencies. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the second quarter and first half of 2011 was approximately 18% and 10% more, respectively, when compared to the same periods of 2010 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three- and six-month periods ended June 30, 2011 and 2010. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the second quarter and first half of 2010 to the same periods of 2011 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended	Three Months Ended	Increase	Six Months Ended	Six Months Ended	Increase
Currency	June 30, 2011	June 30, 2010	Percent	June 30, 2011	June 30, 2010	Percent
Australian dollar	$1.0626	$0.8834	20%	$1.0343	$0.8932	16%
British pound	$1.6313	$1.4916	9%	$1.6168	$1.5257	6%
euro	$1.4391	$1.2734	13%	$1.4037	$1.3286	6%
Hungarian forint	$0.0054	$0.0047	15%	$0.0052	$0.0049	6%
Indian rupee	$0.0224	$0.0220	2%	$0.0223	$0.0219	2%
Polish zloty	$0.3640	$0.3182	14%	$0.3556	$0.3327	7%

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2011 and 2010 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$50,378	$46,488	$3,890	8%	$94,739	$95,054	$(315)	—%
Operating expenses:
Direct operating costs	23,401	22,790	611	3%	45,465	46,718	(1,253)	(3)%
Salaries and benefits	8,026	6,863	1,163	17%	14,921	13,104	1,817	14%
Selling, general and administrative	4,502	4,116	386	9%	8,847	7,870	977	12%
Depreciation and amortization	5,258	4,486	772	17%	10,182	9,410	772	8%
Total operating expenses	41,187	38,255	2,932	8%	79,415	77,102	2,313	3%
Operating income	$9,191	$8,233	$958	12%	$15,324	$17,952	$(2,628)	(15)%
Transactions processed (millions)	233	197	36	18%	439	385	54	14%
ATMs as of June 30	12,058	10,408	1,650	16%	12,058	10,408	1,650	16%
Average ATMs	11,692	10,370	1,322	13%	11,319	10,288	1,031	10%

Revenues
Our revenues for the second quarter of 2011 increased when compared to the second quarter of 2010 primarily due to the impact of the stronger foreign currencies, growth in value-added services and an increase in the number of ATMs under management. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the stronger foreign currencies. Partly offsetting the increase were decreases in transaction fees in Germany. We were able to increase transaction fees in Germany beginning in mid-2009 and were generally able to maintain them through 2010; however, we experienced reductions in these fees beginning in 2011 as a result of market and regulatory factors. Accordingly, we expect that the EFT Processing Segment’s revenues and operating income will continue to reflect these reductions for the full year 2011. The decrease in revenues for the first half of 2011 when compared to the first half of 2010 also includes the impact of decreased interchange fee revenues in Poland beginning in the second quarter of 2010. Additionally, we recognized $1.2 million in the first quarter of 2011 from the acceleration of previously deferred revenue related to a customer discontinuing a certain product in Greece. Further, we had significant sales of POS terminals in Slovakia during the first quarter of 2010 that did not recur in the first quarter of 2011.
Average monthly revenue per ATM was $1,436 for the second quarter and $1,395 for the first half of 2011, compared to $1,494 for the second quarter and $1,540 for the first half of 2010. The decrease in the second quarter of 2011 from the second quarter of 2010 is primarily due to the reductions in transaction fees in Germany that took effect in the first quarter of 2011, partly offset by the impact of the stronger foreign currencies and growth in value-added services. The decrease in the first half of 2011 compared to the same period in 2010 was also the result of the decrease in interchange fee revenues in Poland that took effect in the second quarter of 2010. Revenue per transaction was $0.22 each for the second quarter and first half of 2011 compared to $0.24 for the second quarter and $0.25 for the first half of 2010. These decreases are primarily the result of the reductions in transaction fees in Germany and the growth of Cashnet (Euronet's shared ATM network in India) transactions, which generate lower revenues per transaction than those on owned or outsourced ATMs. These decreases were partly offset by the impact of the stronger foreign currencies and growth in value-added services. The decrease in the first half of 2011 compared to the first half of 2010 also reflects the decreased interchange fee revenues in Poland.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the impact of the stronger foreign currencies and the increase in the number of ATMs under management. The decrease in direct operating costs for the first half of 2011, compared to the first half of 2010, is mainly attributed to the cost of the POS terminal sales in Slovakia in the first quarter of 2010 that did not recur in the first quarter of 2011 along with operating cost improvements in Poland, partly offset by the increase in the number of ATMs under management and the impact of the stronger foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $27.0 million for the second quarter and $49.3 million for the first half of 2011 compared to $23.7 million for the second quarter and $48.3 million for the first half of 2010. The increase for the second quarter of 2011 is primarily due to the impact of the stronger foreign currencies, growth in value-added services and the increase in ATMs under management, partly offset by reduced transaction fees in Germany. The increase in the first half of 2011 also reflects the reduced interchange fees in Poland and the deferred revenue recognized in Greece. Gross profit as a percentage of revenues (“gross margin”) was 54% for the second quarter and 52% for the first half of 2011 compared to 51% for both the second quarter and first half of 2010.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2011 was primarily due to the impact of the stronger foreign currencies and increased bonus expense in the current year. As a percentage of revenues, these costs increased to 15.9% for the second quarter and 15.7% for the first half of 2011 compared to 14.8% for the second quarter and 13.8% for the first half of 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2011 compared to the same periods of 2010 is primarily due to the impact of the stronger foreign currencies. The increase for the first half of 2011 also reflects increased bad debt expense as a result of unusually low bad debt expense in the first quarter of 2010 due to the collection of certain amounts that had been previously written off. As a percentage of revenues, selling, general and administrative expenses remained flat at 8.9% for the second quarter of 2011 and 2010. The first half of 2011 increased to

9.3% compared to 8.3% for the first half of 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Depreciation and amortization
Depreciation and amortization expense increased for the second quarter and first half of 2011 compared to the same periods of 2010 primarily due to the impact of the stronger foreign currencies. As a percentage of revenues, depreciation and amortization expense increased to 10.4% for the second quarter and 10.7% for the first half of 2011 compared to 9.6% for the first quarter and 9.9% for the first half of 2010 as a result of the impact on revenues from the reduced transaction fees in Poland and Germany.
Operating income
Operating income increased for the second quarter of 2011 compared to the second quarter of 2010 primarily due to the impact of the stronger foreign currencies, growth in value-added services and the increase in ATMs under management, partly offset by the reduced transaction fees in Germany. The decrease in operating income for the first half of 2011 from the first half of 2010 also reflects the decreased interchange fee revenues in Poland. Operating income per transaction was $0.04 for both the second quarter of 2011 and 2010 reflecting the impact of the stronger foreign currencies offsetting the impact of the reduced transaction fees in Germany and the increase in Cashnet transactions which have lower-than-average operating income per transaction. Operating income per transaction for the first half of 2011 was $0.03 compared to $0.05 for the same period in 2010, which also reflects the reduced interchange fee revenues in Poland and the deferred revenue recognized in Greece in the first quarter of 2011. Operating income as a percentage of revenues (“operating margin”) for the second quarter of 2011 was 18.2% compared to 17.7% for the second quarter of 2010, which is primarily due to the growth in value-added services, partly offset by the reduced transaction fees in Germany. Operating margin for the first half of 2011 was 16.2% compared to 18.9% for the same period in 2010, which also reflects the reduced interchange fee revenues in Poland and the deferred revenue recognized in Greece.
EPAY SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2011 and 2010 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$156,479	$137,689	$18,790	14%	$311,592	$283,069	$28,523	10%
Operating expenses:
Direct operating costs	118,554	109,754	8,800	8%	238,465	225,353	13,112	6%
Salaries and benefits	11,521	7,154	4,367	61%	21,940	15,479	6,461	42%
Selling, general and administrative	8,443	7,429	1,014	14%	15,574	12,660	2,914	23%
Depreciation and amortization	4,476	3,822	654	17%	8,998	7,977	1,021	13%
Total operating expenses	142,994	128,159	14,835	12%	284,977	261,469	23,508	9%
Operating income	$13,485	$9,530	$3,955	42%	$26,615	$21,600	$5,015	23%
Transactions processed (millions)	264	204	60	29%	507	404	103	25%
Revenues
The increase in revenues for the second quarter and first half of 2011 compared to the same periods of 2010 was primarily due to the impact of our third quarter 2010 acquisition of Telecomnet, Inc., now known as epay Brazil, an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies. This increase was partly offset by declines in the number of transactions processed in the U.K. and Australia which were mostly driven by economic and competitive pressures and lower cost call plans.
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
Revenues per transaction were $0.59 for the second quarter and $0.61 for the first half of 2011 compared to $0.67 for the second quarter and $0.70 for the first half of 2010. The decrease in revenues per transaction is due mainly to the changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with strong contribution to gross profit. The decreases were partly offset by the impact of the stronger foreign currencies.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. The increase in direct operating costs is generally attributable to the impact of epay Brazil, increases in transactions processed in other markets and the impact of the stronger foreign currencies. These increases are partly offset by a higher mix of lower cost transactions.
Gross profit
Gross profit, which represents revenues less direct costs, was $37.9 million for the second quarter and $73.1 million for the first half of 2011 compared to $27.9 million for the second quarter and $57.7 million for the first half of 2010. The primary causes of the increase in gross profit are the impact of epay Brazil, the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies, partly offset by transaction volume declines in Australia. Gross margin increased to 24% for the second quarter and 23% for the first half of 2011 compared to 20% for both the second quarter and first half of 2010, mainly reflecting the impact of epay Brazil and the growth in Germany. Gross profit per transaction remained flat at $0.14 for the second quarter and first half of 2011 and 2010, reflecting the impact of the stronger foreign currencies offsetting the impact of a higher mix of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2011 compared to the same periods of 2010 is primarily due to the impacts of epay Brazil and the stronger foreign currencies, along with additional headcount to support development of new products and growing markets. As a percentage of revenues, salaries and benefits increased to 7.4% for the second quarter and 7.0% for the first half of 2011 from 5.2% for the second quarter and 5.5% for the first half of 2010.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2011 compared to the same periods of 2010 is mainly due to the impacts of epay Brazil and the stronger foreign currencies, along with additional overhead to support development of new products and growing markets. As a percentage of revenues, these expenses remained flat at 5.4% for the second quarter of 2011 and 2010 and increased to 5.0% for the first half of 2011 compared to 4.5% for the first half of 2010.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the second quarter and first half of 2011 compared to the same periods of 2010 mainly due to the impacts of epay Brazil and the stronger foreign currencies, partly offset by decreased expense in mature markets where acquired intangible assets are becoming fully amortized and POS terminals are becoming fully depreciated at a faster rate than new terminals are being installed. As a percentage of revenues, these expenses increased slightly to 2.9% for the second quarter and first half of 2011 from 2.8% for the same periods of 2010.
Operating income
The increases in operating income for the second quarter and first half of 2011 compared to the same periods of 2010 are primarily due to the impact of epay Brazil, the growth in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies, partly offset by decreased profitability in Australia. Operating margin was 8.6% for the second quarter and 8.5% for the first half of 2011 compared to 6.9% for the second quarter and 7.6% for the first half of 2010. The increases are mainly due to the growth in Germany. Operating income per transaction remained flat at $0.05 for the second quarter and first half of 2011 and 2010.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and six-month periods ended June 30, 2011 and 2010 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$73,005	$60,051	$12,954	22%	$136,182	$116,108	$20,074	17%
Operating expenses:
Direct operating costs	33,497	28,292	5,205	18%	62,464	54,626	7,838	14%
Salaries and benefits	17,360	13,886	3,474	25%	33,365	28,083	5,282	19%
Selling, general and administrative	12,166	8,666	3,500	40%	22,187	17,610	4,577	26%
Depreciation and amortization	4,960	4,967	(7)	—%	10,374	10,057	317	3%
Total operating expenses	67,983	55,811	12,172	22%	128,390	110,376	18,014	16%
Operating income	$5,022	$4,240	$782	18%	$7,792	$5,732	$2,060	36%
Transactions processed (millions)	6.0	5.3	0.7	13%	11.3	10.1	1.2	12%

Revenues
Revenues from the Money Transfer Segment include a transaction fee for each transaction, as well as a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. The increase in revenues for the second quarter and first half of 2011 compared to revenues for the same periods of 2010 is primarily due to the increase in the number of transactions processed and the impact of the stronger foreign currencies. The growth in transactions processed was driven by a 22% and 20% increase in transfers from non-U.S. markets in the second quarter and first half of 2011, respectively, and growth in other products such as check cashing and bill payment. The increase in transfers from non-U.S. markets is due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $12.17 for the second quarter and $12.05 for the first half of 2011 from $11.33 for the second quarter and $11.50 for the first half of 2010. The growth rate of revenues exceeded the transaction growth rate for the second quarter and first half of 2011 compared to the same periods of 2010 largely as a result of the impact of the stronger foreign currencies and the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For the six months ended June 30, 2011, 58% of our money transfers were initiated in the U.S. and 42% in non-U.S. markets compared to 61% initiated in the U.S. and 39% in non-U.S. markets for the six months ended June 30, 2010. We expect that the U.S. will continue to represent our highest volume market; however, continued future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from sending agents. The increase in direct operating costs in the second quarter and first half of 2011 compared to the same periods of 2010 is primarily due to the growth in transactions processed and the impact of the stronger foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $39.5 million for the second quarter and $73.7 million for the first half of 2011 compared to $31.8 million for the second quarter and $61.5 million for the first half of 2010. The improvements are primarily due to the growth in money transfer transactions, the impact of the stronger foreign currencies, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for the second quarter and first half of 2011 compared to 53% for the same periods of 2010. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2011 compared to the same periods of 2010 is due to the increased expenditures we incurred to support expansion of our operations, primarily internationally, and the impact of the stronger foreign currencies. As a percentage of revenues, salaries and benefits increased slightly to 23.8% for the second quarter and 24.5% for the first half of 2011 compared to 23.1% for the second quarter and 24.2% for the first half of 2010.
Selling, general and administrative
Selling, general and administrative expenses increased for the second quarter and first half of 2011 compared to the same periods of 2010, primarily as the result of the increased expenditures we incurred to support expansion of our operations, primarily internationally, and the impact of the stronger foreign currencies. The increase in the second quarter of 2011 compared to the second quarter of 2010 also reflects increased expenditures to support expansion of our operations in the U.S. and a significant insurance recovery in the second quarter of 2010 related to a bad debt. As a percentage of revenues, selling, general and administrative expenses increased to 16.7% for the second quarter and 16.3% for the first half of 2011 from 14.4% for the second quarter and 15.2% for the first half of 2010.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first half of 2011, depreciation and amortization increased compared to the same period in 2010, primarily as a result of increased expenditures on computers and software to support the money transfer platform. For the second quarter of 2011, depreciation and amortization was essentially flat compared to the second quarter of 2010 as the impact of the increased capital expenditures was offset by certain acquired intangible assets becoming fully amortized at the end of the first quarter of 2011. As a percentage of revenues, depreciation and amortization decreased to 6.8% for the second quarter and 7.6% for the first half of 2011 from 8.3% for the second quarter and 8.7% for the first half of 2010, reflecting a shift in achieving a greater portion of expansion through agents which requires less capital expenditures than expansion from adding company-owned stores.
Operating income
Operating income increased by $0.8 million for the second quarter and $2.1 million for the first half of 2011 compared to the same periods of 2010. These increases reflect the growth in transactions processed, the shift in transactions to non-U.S. markets, the impact of the stronger foreign currencies and the addition of new products, partly offset by increased salaries and benefits and selling, general and administrative expenses for expansion. Operating margin was 6.9% for the second quarter and 5.7% for the first half of 2011 compared to 7.1% for the second quarter and 4.9% for the first half of 2010 while operating income per transaction increased to $0.84 for the second quarter and $0.69 for the first half of 2011 from $0.80 for the second quarter and $0.57 for the first half of 2010.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2011 and 2010 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Increase (Decrease) Amount	Increase (Decrease) Percent	2011	2010	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,851	$3,545	$3,306	93%	$9,867	$6,954	$2,913	42%
Selling, general and administrative	1,962	1,639	323	20%	3,678	2,903	775	27%
Depreciation and amortization	85	277	(192)	(69)%	169	656	(487)	(74)%
Total operating expenses	$8,898	$5,461	$3,437	63%	$13,714	$10,513	$3,201	30%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the second quarter and first half of 2011 compared to the same periods of 2010. The increase in salaries and benefits is primarily the result of an increase in bonus expense due to improved full year expectations and an increase in share-based compensation expense. The increase in selling, general and administrative expenses is due mainly to higher legal fees. The decrease in depreciation and amortization for the second quarter and first half of 2011 compared to the same periods of 2010 is primarily due to a three-year enterprise-wide desktop license becoming fully depreciated in May of 2010.

OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Interest income	$1,472	$572	$900	157%	$2,587	$1,127	$1,460	130%
Interest expense	(5,171)	(5,031)	(140)	3%	(10,506)	(9,985)	(521)	5%
Income from unconsolidated affiliates	366	447	(81)	(18)%	840	1,001	(161)	(16)%
Legal settlement	—	—	—	n/m	1,000	—	1,000	n/m
Foreign currency exchange gain (loss), net	3,652	(9,341)	12,993	n/m	12,937	(14,423)	27,360	n/m
Other income (expense), net	$319	$(13,353)	$13,672	n/m	$6,858	$(22,280)	$29,138	n/m
n/m — Not meaningful.

Interest income
The increases in interest income for the second quarter and first half of 2011 from the same periods of 2010 are primarily due to increased interest rates in Australia and Poland and the impact of the third quarter 2010 acquisition of epay Brazil, which earns interest on cash collateral for bank guarantees.
Interest expense
The increases in interest expense for the second quarter and first half of 2011 from the same periods of 2010 are primarily related to interest expense on capital leases and letter of credit fees incurred by epay Brazil.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East. The decrease in income is primarily the result of lower profitability of epay Malaysia.
Legal settlement
In the first quarter of 2011, Euronet recorded $1.0 million from the settlement of a class action lawsuit related to losses on MoneyGram, Inc. stock we formerly held.
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
We recorded a net foreign currency exchange gain of $3.7 million in the second quarter and $12.9 million in the first half of

2011 compared to a net foreign currency loss of $9.3 million in the second quarter and $14.4 million in the first half of 2010. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Income before income taxes	$19,119	$3,189	$42,875	$12,491
Income tax expense	(6,825)	(4,344)	(12,950)	(10,131)
Net income	$12,294	$(1,155)	$29,925	$2,360

Effective income tax rate	35.7%	136.2%	30.2%	81.1%

Income before income taxes	$19,119	$3,189	$42,875	$12,491
Adjust: Foreign currency exchange gain (loss), net	3,652	(9,341)	12,937	(14,423)
Income before income taxes, as adjusted	$15,467	$12,530	$29,938	$26,914

Income tax expense	$(6,825)	$(4,344)	$(12,950)	$(10,131)
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	14	193	(70)	376
Income tax expense, as adjusted	$(6,839)	$(4,537)	$(12,880)	$(10,507)

Effective income tax rate, as adjusted	44.2%	36.2%	43.0%	39.0%

Our effective tax rates were 35.7% and 136.2% for the three-month periods ended June 30, 2011 and 2010, respectively, and were 30.2% and 81.1% for the six-month periods ended June 30, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 44.2% and 36.2% for the three months ended June 30, 2011 and 2010, respectively, and 43.0% and 39.0% for the six months ended June 30, 2011 and 2010, respectively.
The increases in the effective tax rates, as adjusted, for the second quarter and first half of 2011 compared to the applicable statutory rate of 35% are primarily related to our U.S. income tax positions. For the three- and six-month periods ended June 30, 2011, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized in these periods.
The increase in the effective tax rate, as adjusted, for the second quarter of 2011 from the same period of 2010 is primarily due to a $1.0 million adjustment recorded in the second quarter of 2010 to the reserve related to deferred tax assets generated from prior U.S. net operating losses. The increase for the first half of 2011 from the same period of 2010 was also affected by a $0.8 million adjustment recorded in the first quarter of 2010 related to a foreign tax law change.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests was $0.4 million for the second quarter and $0.8 million for the first half of 2011 compared to $0.3 million for the second quarter and $1.0 million for the first half of 2010. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $11.9 million for the second quarter and $29.2 million for the first half of 2011 compared to a net loss of $1.5 million for the second quarter of 2010 and net income of $1.3 million for the first half of 2010. As more fully discussed above, the increase of $27.9 million for the first half of 2011 as compared to the same period in 2010 was primarily the result of the $27.4 million increase in foreign currency exchange gains. Additionally, we recognized a gain on a legal settlement of $1.0 million during the first quarter of 2011, and operating income increased by $1.2 million and net interest expense decreased by $0.9 million in the first half of 2011 compared to the same period in 2010. These increases were partly offset by an increase in income tax expense of $2.8 million. Other items increased net income by $0.2 million during the first half of 2011 compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2011, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $198.1 million, compared to working capital of $156.7 million as of December 31, 2010. Our ratio of current assets to current liabilities was 1.37 as of June 30, 2011, compared to 1.27 as of December 31, 2010. The increase in working capital was primarily due to working capital produced by operations during the first half of 2011.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of June 30, 2011, working capital in the Money Transfer Segment was $82.6 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
A majority of our cash and cash equivalents are held in jurisdictions outside of the U.S. and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $55.9 million for the first half of 2011 compared to $88.0 million for the first half of 2010. The decrease is primarily due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $21.3 million for the first half of 2011, compared to $14.6 million for the first half of 2010. Purchases of property and equipment used $16.7 million and $12.4 million of cash for the first half of 2011 and 2010, respectively. Additionally, the first half of 2011 included $3.4 million in cash used for acquisitions. Finally, cash used for software development and other investing activities totaled $1.1 million for the first half of 2011 and used $2.1 million for the first half of 2010.
Financing activity cash flow
Cash flows used in financing activities were $5.6 million during the first half of 2011 compared to $42.3 million during the first half of 2010. Our financing activities for the first half of 2011 consisted primarily of net repayments of debt obligations of $2.6 million compared to $42.7 million for the first half of 2010. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during the first half of 2011 we had a total of $127.7 million in borrowings and $127.7 million in repayments under our revolving credit facility. During the first half of 2011, we used $1.0 million for repayments of debt obligations and $1.6 million for capital lease obligations. Additionally, we received cash of $1.9 million and $1.3 million from the issuance of shares in the first half of 2011 and 2010, respectively. During the first half of 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. We paid $1.7 million of dividends to noncontrolling interests stockholders during the first half of 2010. Finally, in the first half of 2011, we received a $0.6 million equity contribution from the noncontrolling interest stockholder of our Pakistan subsidiary.
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
The revolving credit facility bears interest at LIBOR or prime plus a margin that adjusts each quarter based upon our Consolidated Total Leverage Ratio as defined in the Credit Facility agreement. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. However, if we are unable to renew or replace our revolving credit facility by its April 2012 expiration, we would need to use other methods, that are likely to be most costly, to fund our working capital requirements.
We may be required to repay our obligations under the Credit Facility six months before any potential repurchase date, the first being October 15, 2012, under our $175 million 3.50% Convertible Debentures Due 2025, unless we are able to demonstrate that either: (i) we could borrow unsubordinated funded debt equal to the principal amount of the convertible debentures while remaining in compliance with the financial covenants in the Credit Facility or (ii) we will have sufficient liquidity to meet repayment requirements (as determined by the administrative agent and the lenders). These and other material terms and conditions applicable to the Credit Facility are described in the agreement governing the Credit Facility.
The term loan may be expanded by up to an additional $150 million and the revolving credit facility can be expanded by up to an additional $25 million, subject to satisfaction of certain conditions including pro forma debt covenant compliance.
As of June 30, 2011, we had borrowings of $126.0 million outstanding under the term loan. We had no borrowings and $41.8 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2011. The remaining $58.2 million under the revolving credit facility was available for borrowing. As of June 30, 2011, our weighted average interest rate was 2.3% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at June 30, 2011 were primarily comprised of the $1.9 million annual repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $0.8 million outstanding under these facilities as of June 30, 2011.
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
Other uses of capital
Payment obligations related to acquisitions — During the second quarter of 2011, we paid $6.4 million to the sellers of Telecomnet, Inc. and another smaller business in final settlement of the respective contingent consideration.
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
Capital expenditures and needs — Total capital expenditures for the first half of 2011 were $17.3 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2011 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 125,000 of the approximately 588,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties
Our Australia epay business has recently experienced year-over-year declines in the number of transactions it processes, which has reduced its profitability. Continued economic and competitive pressures in Australia may negatively impact the epay Segment's profitability in the near term.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2011, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2011. See also Note 9, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2011, there have been no material changes from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2011, our total debt outstanding was $295.5 million. Of this amount, $164.8 million, or 56% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $175 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of June 30, 2011, the fair value of our fixed rate convertible debentures was $175.7 million, compared to a carrying value of $164.8 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $14.5 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $4.0 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2011 and 2015.
The remaining $126.7 million, or 43% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, including the $25.0 million in potential additional expanded borrowings, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $2.1 million. This computation excludes the potential additional $150.0 million under the term loan because of the limited circumstances under which the additional amounts would be available to us for borrowing.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the six months ended June 30, 2011, 79% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of June 30, 2011, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $40 million to $50 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2011, we had foreign currency forward contracts outstanding with a notional value of $60.5 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 4.1 days. The fair value of these forward contracts as of June 30, 2011 was an unrealized loss of $0.5 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding litigation in Part I, Item 1 — Financial Statements, Note 11, Litigation and Contingencies, to the unaudited consolidated financial statements included elsewhere in this report is incorporated herein by reference.
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

ITEM 6. EXHIBITS

a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

10.1	Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (1)

10.2	Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended (1)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to the Unaudited Consolidated Financial Statements. (3)

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
August 4, 2011
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer