Form 10-Q
period 2011-09-30
EURONET WORLDWIDE INC
filed 2011-11-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 31, 2011 was 50,319,321 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4. CONTROLS AND PROCEDURES	33
PART II—OTHER INFORMATION	34
ITEM 1. LEGAL PROCEEDINGS	35
ITEM 1A. RISK FACTORS	35
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS	37
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,945	$187,235
Restricted cash	89,665	108,717
Inventory — PINs and other	83,305	97,225
Trade accounts receivable, net of allowances for doubtful accounts of $15,381 at September 30, 2011 and $14,924 at December 31, 2010	243,125	288,765
Prepaid expenses and other current assets	52,046	46,072
Total current assets	649,086	728,014
Property and equipment, net of accumulated depreciation of $183,034 at September 30, 2011 and $166,094 at December 31, 2010	93,352	91,527
Goodwill	483,783	445,713
Acquired intangible assets, net of accumulated amortization of $125,097 at September 30, 2011 and $109,726 at December 31, 2010	97,892	95,819
Other assets, net of accumulated amortization of $18,557 at September 30, 2011 and $20,805 at December 31, 2010	58,150	48,299
Total assets	$1,382,263	$1,409,372
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$263,850	$324,466
Accrued expenses and other current liabilities	203,057	218,006
Current portion of capital lease obligations	1,370	2,429
Short-term debt obligations and current maturities of long-term debt obligations	4,843	2,507
Income taxes payable	8,877	13,177
Deferred revenue	22,247	10,775
Total current liabilities	504,244	571,360
Debt obligations, net of current portion	314,557	286,105
Capital lease obligations, net of current portion	1,661	2,363
Deferred income taxes	24,417	21,958
Other long-term liabilities	10,698	8,709
Total liabilities	855,577	890,495
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,844,857 issued at September 30, 2011 and 51,462,195 issued at December 31, 2010	1,037	1,029
Additional paid-in-capital	763,050	752,209
Treasury stock, at cost, 1,331,503 shares at September 30, 2011 and 482,839 shares at December 31, 2010	(18,592)	(5,212)
Accumulated deficit	(215,518)	(241,511)
Restricted reserve	1,000	974
Accumulated other comprehensive income (loss)	(10,689)	5,122
Total Euronet Worldwide, Inc. stockholders’ equity	520,288	512,611
Noncontrolling interests	6,398	6,266
Total equity	526,686	518,877
Total liabilities and equity	$1,382,263	$1,409,372
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$299,507	$260,223	$841,902	$754,454
Operating expenses:
Direct operating costs	190,534	167,439	536,810	494,136
Salaries and benefits	43,969	35,007	124,062	98,627
Selling, general and administrative	30,058	23,226	80,344	64,269
Depreciation and amortization	14,824	14,289	44,547	42,389
Total operating expenses	279,385	239,961	785,763	699,421
Operating income	20,122	20,262	56,139	55,033
Other income (expense):
Interest income	1,745	831	4,332	1,958
Interest expense	(5,180)	(5,074)	(15,686)	(15,059)
Income from unconsolidated affiliates	624	34	1,464	1,035
Gain on settlements	—	3,110	1,000	3,110
Loss on early retirement of debt	(1,899)	—	(1,899)	—
Foreign currency exchange gain (loss), net	(11,854)	8,956	1,083	(5,467)
Other income (expense), net	(16,564)	7,857	(9,706)	(14,423)
Income before income taxes	3,558	28,119	46,433	40,610
Income tax expense	(6,483)	(7,054)	(19,433)	(17,185)
Net income (loss)	(2,925)	21,065	27,000	23,425
Less: Net income attributable to noncontrolling interests	(255)	(100)	(1,007)	(1,117)
Net income (loss) attributable to Euronet Worldwide, Inc.	$(3,180)	$20,965	$25,993	$22,308

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic	$(0.06)	$0.41	$0.51	$0.44

Basic weighted average shares outstanding	51,116,512	50,872,551	51,134,940	50,862,725

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$(0.06)	$0.41	$0.50	$0.43

Diluted weighted average shares outstanding	51,116,512	51,539,150	51,897,498	51,685,713
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,925)	$21,065	$27,000	$23,425
Other comprehensive income (loss), net of tax:
Translation adjustment	(46,731)	50,448	(15,788)	(13,183)
Comprehensive income (loss)	(49,656)	71,513	11,212	10,242
Comprehensive (income) loss attributable to noncontrolling interests	257	(773)	(1,030)	(658)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(49,399)	$70,740	$10,182	$9,584
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Net income	$27,000	$23,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,547	42,389
Share-based compensation	7,957	6,659
Unrealized foreign exchange (gain) loss, net	(1,083)	5,669
Loss on early retirement of debt	1,899	—
Gain on dispute settlement	—	(3,110)
Deferred income taxes	(1,222)	(3,433)
Income from unconsolidated affiliates	(1,464)	(1,035)
Accretion of convertible debentures discount and amortization of debt issuance costs	6,962	6,561
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(4,217)	(3,465)
Restricted cash	15,494	(25,481)
Inventory — PINs and other	20,840	38,274
Trade accounts receivable	46,789	28,221
Prepaid expenses and other current assets	(5,894)	(9,373)
Trade accounts payable	(57,922)	29,466
Deferred revenue	(2,896)	(4,514)
Accrued expenses and other current liabilities	(11,794)	(39,605)
Changes in noncurrent assets and liabilities	(7,032)	(4,883)
Net cash provided by operating activities	77,964	85,765
Cash flows from investing activities:
Acquisitions, net of cash acquired	(54,070)	(24,418)
Purchases of property and equipment	(32,744)	(21,075)
Purchases of other long-term assets	(2,213)	(3,287)
Other, net	(409)	2,074
Net cash used in investing activities	(89,436)	(46,706)
Cash flows from financing activities:
Proceeds from issuance of shares	2,124	1,458
Repurchase of shares	(10,390)	—
Borrowings from revolving credit agreements	247,475	119,000
Repayments of revolving credit agreements	(172,200)	(158,172)
Proceeds from long-term debt obligations	80,000	—
Repayments of long-term debt obligations	(127,000)	(2,727)
Repayments of capital lease obligations	(2,183)	(1,876)
Payment of acquisition contingent consideration	(5,455)	—
Debt issuance costs	(3,169)	—
Cash dividends paid to noncontrolling interests stockholders	(1,055)	(1,676)
Other, net	582	437
Net cash provided by (used in) financing activities	8,729	(43,556)
Effect of exchange rate changes on cash and cash equivalents	(3,547)	(322)
Decrease in cash and cash equivalents	(6,290)	(4,819)
Cash and cash equivalents at beginning of period	187,235	183,528
Cash and cash equivalents at end of period	$180,945	$178,709
Interest paid during the period	$7,140	$6,952
Income taxes paid during the period	24,633	20,056

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization

Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading global electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company's primary product offerings include: comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime, other electronic payment products, vouchers and physical gifts; and global consumer money transfer services.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations for the three- and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010.
The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2010, including the notes thereto, set forth in the Company’s 2010 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Recent accounting pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The qualitative assessment is applicable to the annual test of goodwill impairment as well as determining if an interim test of goodwill impairment is necessary. ASU 2011-08 is effective for public entities for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 is not expected to materially affect the Company's financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Finally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The requirements apply to both annual and interim financial statements and should be applied retrospectively. ASU 2011-05 is effective for public entities for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 is not expected to materially affect the Company's financial statements.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheets and consist of amounts owed by the Company to money transfer recipients. As of September 30, 2011, the Company’s money transfer settlement obligations were $35.0 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,116,512	50,872,551	51,134,940	50,862,725
Incremental shares from assumed conversion of stock options and restricted stock	—	666,599	762,558	822,988
Diluted weighted average shares outstanding	51,116,512	51,539,150	51,897,498	51,685,713
The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. For the three months ended September 30, 2011, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share for the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 5,140,000 and 1,749,000 for the three- and nine-month periods ended September 30, 2011, respectively, and of approximately 2,360,000 and 2,350,000 for the three- and nine-month periods ended September 30, 2010, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s outstanding 3.50% debentures are convertible into 4.2 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three- and nine-month periods ended September 30, 2011 and 2010. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the nine-month period ended September 30, 2010.

(4) ACQUISITIONS

Effective September 16, 2011, the Company acquired all the common stock of cadooz Holding GmbH and its wholly owned operating subsidiaries ("cadooz"), which added additional product offerings to the Company's epay operations in Europe. The purchase price of approximately $54.7 million was paid from cash on hand. Part of the net assets acquired includes a liability for additional purchase price consideration based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014. Additionally, $4.1 million in cash is being held in escrow to secure certain obligations of the sellers under the Sale and Purchase Agreement. The valuation of cadooz's net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets and the valuation of deferred revenue, which is a significant aspect of cadooz's business. In the second quarter of 2011, the Company also acquired the net assets of a Canada-based check-cashing company for approximately $3.4 million in cash.

The following table summarizes the preliminary fair values of the acquired net assets at the respective acquisition dates:

(dollar amount in thousands)	Estimated Life
Current assets		$31,062
Property and equipment	3-14 years	942
Customer relationships	8 -12 years	16,826
Trademarks and trade names	10 - 20 years	2,512
Software	3 years	390
Goodwill	Indefinite	43,080
Other non-current assets		57
Fair value of net assets		94,869
Current liabilities		(29,859)
Deferred income tax liability		(5,435)
Other non-current liabilities		(1,516)
Net assets acquired		$58,059

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

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2011 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2010	$95,819	$445,713	$541,532
Increases (decreases):
Acquisitions	19,728	43,080	62,808
Amortization	(16,318)	—	(16,318)
Other (primarily changes in foreign currency exchange rates)	(1,337)	(5,010)	(6,347)
Balance as of September 30, 2011	$97,892	$483,783	$581,675

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2011, is expected to total $18.0 million for 2011, $18.3 million for 2012, $13.7 million for 2013, $11.0 million for 2014, $5.8 million for 2015 and $4.2 million for 2016.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2011 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2010	$—	$607	$4,792	$161,005	$127,000	$293,404
Increases (decreases):
Net additions (repayments)	75,275	(191)	(1,944)	(3,393)	(47,000)	22,747
Accretion	—	—	—	5,670	—	5,670
Capital lease interest	—	—	315	—	—	315
Foreign currency exchange loss	—	427	(132)	—	—	295
Balance at September 30, 2011	75,275	843	3,031	163,282	80,000	322,431
Less — current maturities	—	(843)	(1,370)	—	(4,000)	(6,213)
Long-term obligations at September 30, 2011	$75,275	$—	$1,661	$163,282	$76,000	$316,218

On August 18, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a lending syndicate consisting of nine banks (the "Lenders") with Bank of America, N.A. serving as Administrative Agent and Collateral Agent and U.S. Bank National Association serving as Syndication Agent. Under the Credit Agreement, the Lenders have made available a $355 million senior secured credit facility (the "Credit Facility") consisting of a $265 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan which was fully drawn at closing. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The Credit Agreement amends and extends the credit agreement dated as of April 4, 2007 and all subsequent amendments thereto, which consisted of a $100 million revolving line of credit and $126 million outstanding term loan maturing April 2012 and 2014, respectively.
The $265 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is five years from the closing date, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rate of the Company's borrowings was 3.0% under the revolving credit facility and 2.2% under the term loan as of September 30, 2011. Financing costs of $3.8 million have been deferred and are being amortized over the terms of the respective loans and $1.7 million were written off and included in loss on early retirement of debt in the Unaudited Consolidated Statement of Operations.
The Credit Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Agreement): (i) a Consolidated Total Leverage Ratio not to exceed 4.0 to 1.0; (ii) a Consolidated Senior Secured Leverage Ratio not to exceed 3.0 to 1.0; and (iii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.5 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements (as defined in the Credit Agreement), the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt.
The Company and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted pledges of the shares of certain subsidiaries along with a security interest in certain other personal property collateral of the Company and certain subsidiaries.
In September 2011, the Company repurchased $3.6 million in principal amount of the 3.50% convertible debentures which resulted in a loss on early retirement of debt of $0.2 million. The 3.50% convertible debentures had principal amounts outstanding of $171.4 million and $175.0 million and unamortized discounts outstanding of $8.2 million and $14.0 million as of September 30, 2011 and December 31, 2010, respectively. The discount will be amortized through October 15, 2012. Interest expense, including contractual interest and discount accretion, was $3.4 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively, and $10.3 million and $9.8 million for the nine months ended September 30, 2011 and 2010, respectively. The effective interest rate was 8.4% for the three and nine months ended September 30, 2011 and 2010.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2011, the Company had foreign currency forward contracts outstanding with a notional value of $65.8 million, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 3.7 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the unaudited Consolidated Balance Sheets.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC Topic 815
		Asset Derivatives
Foreign currency derivative contracts — gross gains	Cash and cash equivalents	$395	$51
Foreign currency derivative contracts — gross losses	Cash and cash equivalents	(132)	(547)
Total		$263	$(496)
		Liability Derivatives
Embedded derivative in foreign lease	Other long-term liabilities	$(131)	$(144)
Total derivatives		$132	$(640)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2011	2010	2011	2010
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$682	$(2,141)	$(1,072)	$706
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	(58)	24	13	46
Total		$624	$(2,117)	$(1,059)	$752
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

(8) FAIR VALUE MEASUREMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2016 and revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(163,282)	$(169,295)	$(161,005)	$(172,267)
Foreign currency derivative contracts	263	263	(496)	(496)
Embedded derivative in foreign lease	(131)	(131)	(144)	(144)
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

2)
Through the epay Segment, the Company provides distribution and processing of prepaid mobile airtime and other electronic payment products and collection services in Europe, the Middle East, Asia Pacific, North America and South America. With the purchase of cadooz, we now provide vouchers and physical gift fulfillment services in Europe.

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

The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$50,246	$174,269	$75,103	$(111)	$299,507
Operating expenses:
Direct operating costs	23,056	133,198	34,333	(53)	190,534
Salaries and benefits	7,409	13,012	18,517	5,031	43,969
Selling, general and administrative	5,607	10,295	12,366	1,790	30,058
Depreciation and amortization	5,170	4,482	5,086	86	14,824
Total operating expenses	41,242	160,987	70,302	6,854	279,385
Operating income (loss)	$9,004	$13,282	$4,801	$(6,965)	$20,122

	For the Three Months Ended September 30, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$49,098	$148,037	$63,088	$—	$260,223
Operating expenses:
Direct operating costs	22,492	115,847	29,100	—	167,439
Salaries and benefits	7,055	8,600	14,924	4,428	35,007
Selling, general and administrative	4,152	7,619	10,191	1,264	23,226
Depreciation and amortization	4,894	4,173	5,148	74	14,289
Total operating expenses	38,593	136,239	59,363	5,766	239,961
Operating income (loss)	$10,505	$11,798	$3,725	$(5,766)	$20,262

	For the Nine Months Ended September 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$144,985	$485,861	$211,285	$(229)	$841,902
Operating expenses:
Direct operating costs	68,521	371,663	96,797	(171)	536,810
Salaries and benefits	22,330	34,952	51,882	14,898	124,062
Selling, general and administrative	14,454	25,869	34,553	5,468	80,344
Depreciation and amortization	15,352	13,480	15,460	255	44,547
Total operating expenses	120,657	445,964	198,692	20,450	785,763
Operating income (loss)	$24,328	$39,897	$12,593	$(20,679)	$56,139

	For the Nine Months Ended September 30, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$144,152	$431,106	$179,196	$—	$754,454
Operating expenses:
Direct operating costs	69,210	341,200	83,726	—	494,136
Salaries and benefits	20,159	24,079	43,007	11,382	98,627
Selling, general and administrative	12,022	20,279	27,801	4,167	64,269
Depreciation and amortization	14,304	12,150	15,205	730	42,389
Total operating expenses	115,695	397,708	169,739	16,279	699,421
Operating income (loss)	$28,457	$33,398	$9,457	$(16,279)	$55,033

(10) GUARANTEES
As of September 30, 2011, the Company had $92.5 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $38.6 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $18.6 million of cash deposits held by the respective issuing banks and $5.0 million of trade accounts receivable.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2011, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $18.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.1 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2011, the balance of ATM network cash for which the Company was responsible was approximately $360 million. The Company maintains insurance policies to mitigate this exposure;

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
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2011 or December 31, 2010.

(11) INCOME TAXES
The Company’s effective tax rates were 182.2% and 25.1% for the three-month periods ended September 30, 2011 and 2010, respectively, and were 41.9% and 42.3% for the nine-month periods ended September 30, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses, gains on settlements and loss on early retirement of debt in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 39.0% and 43.0% for the three months ended September 30, 2011 and 2010, respectively, and 42.4% and 40.5% for the nine months ended September 30, 2011 and 2010, respectively.
The increases in the effective tax rates, as adjusted, for the three and nine months ended September 30, 2011 compared to the applicable statutory rate of 35% are primarily related to the Company’s U.S. income tax position. For the three- and nine-month periods ended September 30, 2011, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by the Company’s U.S. entities have not been recognized in these periods.

(12) LITIGATION AND CONTINGENCIES

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

Litigation

During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. This lawsuit was dismissed on October 12, 2011 in consideration of payment of a nominal amount to the plaintiff.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of September 30, 2011, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 12,668 ATMs and approximately 53,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 591,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. With the purchase of cadooz, we now provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 140,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 30 principal offices in Europe, seven in North America, nine in Asia Pacific and one in South America. Our executive offices are located in Leawood, Kansas, USA. With approximately 79% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 17% of total consolidated revenues for the first nine months of 2011, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value-added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 58% of total consolidated revenues for the first nine months of 2011, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the first nine months of 2011, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.

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

•	the ability to negotiate new agreements in additional markets with mobile phone operators, content providers, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile phone operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and nine-month periods ended September 30, 2011 and 2010 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase			Increase (Decrease)	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
EFT Processing	$50,246	$49,098	$1,148	2%	$144,985	$144,152	$833	1%
epay	174,269	148,037	26,232	18%	485,861	431,106	54,755	13%
Money Transfer	75,103	63,088	12,015	19%	211,285	179,196	32,089	18%
Total	299,618	260,223	39,395	15%	842,131	754,454	87,677	12%
Eliminations	(111)	—	(111)	n/m	(229)	—	(229)	n/m
Total	$299,507	$260,223	$39,284	15%	$841,902	$754,454	$87,448	12%

	Operating Income (Loss) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Loss) for the Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
EFT Processing	$9,004	$10,505	$(1,501)	(14)%	$24,328	$28,457	$(4,129)	(15)%
epay	13,282	11,798	1,484	13%	39,897	33,398	6,499	19%
Money Transfer	4,801	3,725	1,076	29%	12,593	9,457	3,136	33%
Total	27,087	26,028	1,059	4%	76,818	71,312	5,506	8%
Corporate services and eliminations	(6,965)	(5,766)	(1,199)	21%	(20,679)	(16,279)	(4,400)	27%
Total	$20,122	$20,262	$(140)	(1)%	$56,139	$55,033	$1,106	2%
________________________________________________
n/m — Not meaningful.

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was weaker during the third quarter and first nine months of 2011 than it was during the comparable 2010 periods. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the third quarter and first nine months of 2011 reflected a positive impact due to the stronger foreign currencies. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the third quarter and first nine months of 2011 was approximately 12% and 11% higher, respectively, when compared to the same periods of 2010 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three- and nine-month periods ended September 30, 2011 and 2010. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the third quarter and first nine months of 2010 to the same periods of 2011 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
Currency (dollars per foreign currency)	September 30, 2011	September 30, 2010	Increase Percent	September 30, 2011	September 30, 2010	Increase Percent
Australian dollar	$1.0504	$0.9049	16%	$1.0396	$0.8971	16%
British pound	$1.6106	$1.5505	4%	$1.6147	$1.5340	5%
euro	$1.4136	$1.2921	9%	$1.4070	$1.3164	7%
Hungarian forint	$0.0052	$0.0046	13%	$0.0052	$0.0048	8%
Indian rupee	$0.0219	$0.0216	1%	$0.0221	$0.0218	1%
Polish zloty	$0.3418	$0.3231	6%	$0.3510	$0.3295	7%

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$50,246	$49,098	$1,148	2%	$144,985	$144,152	$833	1%
Operating expenses:
Direct operating costs	23,056	22,492	564	3%	68,521	69,210	(689)	(1)%
Salaries and benefits	7,409	7,055	354	5%	22,330	20,159	2,171	11%
Selling, general and administrative	5,607	4,152	1,455	35%	14,454	12,022	2,432	20%
Depreciation and amortization	5,170	4,894	276	6%	15,352	14,304	1,048	7%
Total operating expenses	41,242	38,593	2,649	7%	120,657	115,695	4,962	4%
Operating income	$9,004	$10,505	$(1,501)	(14)%	$24,328	$28,457	$(4,129)	(15)%
Transactions processed (millions)	247	199	48	24%	686	584	102	17%
ATMs as of September 30	12,668	10,519	2,149	20%	12,668	10,519	2,149	20%
Average ATMs	12,506	10,492	2,014	19%	11,714	10,356	1,358	13%

Revenues
Our revenues for the third quarter of 2011 increased when compared to the third quarter of 2010 primarily due to the impact of the stronger foreign currencies, growth in value-added services and an increase in the number of ATMs under management. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the stronger foreign currencies. Partly offsetting the increase were decreases in transaction fees in Germany and lower software revenues. We were able to increase transaction fees in Germany beginning in mid-2009 and were generally able to maintain them through 2010; however, we experienced reductions in these fees beginning in 2011 as a result of market and regulatory factors. Accordingly, we expect that the EFT Processing Segment’s revenues and operating income will continue to reflect these reductions for the full year 2011. The decrease in software revenues was mainly due to having three significant sales in the third quarter of 2010 without similar sales in the third quarter of 2011. The increase in revenues for the first nine months of 2011 when compared to the first nine months of 2010 also reflects $1.2 million recognized in the first quarter of 2011 from the acceleration of previously deferred revenue related to a customer discontinuing a certain product in Greece. The increase was partly offset by decreased interchange fee revenues in Poland beginning in the second quarter of 2010. Further, we had significant sales of POS terminals in Slovakia during the first quarter of 2010 that did not recur in 2011.
Average monthly revenue per ATM was $1,339 for the third quarter and $1,375 for the first nine months of 2011, compared to $1,560 for the third quarter and $1,547 for the first nine months of 2010. The decrease in the third quarter of 2011 from the third quarter of 2010 is primarily due to the reductions in transaction fees in Germany that took effect in the first quarter of 2011, partly offset by the impact of the stronger foreign currencies and growth in value-added services. The decrease in the first nine months of 2011 compared to the same period in 2010 was also the result of the decrease in interchange fee revenues in Poland that took effect in the second quarter of 2010. Revenue per transaction was $0.20 for the third quarter and $0.21 for the first nine months of 2011 compared to $0.25 for both the third quarter and first nine months of 2010. These decreases are primarily the result of the reductions in transaction fees in Germany, the lower software sales and the growth of Cashnet (Euronet's shared ATM network in India) transactions, which generate lower revenues per transaction than those on owned or outsourced ATMs. These decreases were partly offset by the impact of the stronger foreign currencies and growth in value-added services. The decrease in the first nine months of 2011 compared to the same period of 2010 also reflects the decreased interchange fee revenues in Poland.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the impact of the stronger foreign currencies and the increase in the number of ATMs under management, partly offset by operating cost improvements in Poland and lower costs corresponding to the lower software revenues. The decrease in direct operating costs for the first nine months of 2011, compared to the first nine months of 2010, is mainly attributed to the cost of the POS terminal sales in Slovakia in the first quarter of 2010 that did not recur in 2011 along with operating cost improvements in Poland, partly offset by the increase in the number of ATMs under management and the impact of the stronger foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $27.2 million for the third quarter and $76.5 million for the first nine months of 2011 compared to $26.6 million for the third quarter and $74.9 million for the first nine months of 2010. The increase for the third quarter of 2011 is primarily due to the impact of the stronger foreign currencies, growth in value-added services and the increase in ATMs under management, partly offset by reduced transaction fees in Germany and lower software sales. The increase in the first nine months of 2011 also reflects the reduced interchange fees in Poland and the deferred revenue recognized in Greece. Gross profit as a percentage of revenues (“gross margin”) was 54% for the third quarter and 53% for the first nine months of 2011 compared to 54% for the third quarter and 52% for the first nine months of 2010.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2011 was primarily due to the impact of the stronger foreign currencies and increased bonus expense in the current year. As a percentage of revenues, these costs increased to 14.7% for the third quarter and 15.4% for the first nine months of 2011 compared to 14.4% for the third quarter and 14.0% for the first nine months of 2010, as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.

Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2011 compared to the same periods of 2010 is primarily due to increased costs in growing markets and the impact of the stronger foreign currencies. The increase for the first nine months of 2011 also reflects increased bad debt expense as a result of unusually low bad debt expense in the first quarter of 2010 due to the collection of certain amounts that had been previously written off. As a percentage of revenues, selling, general and administrative expenses increased to 11.2% for the third quarter of 2011 from 8.5% for the third quarter of 2010. The first nine months of 2011 increased to 10.0% compared to 8.3% for the first nine months of 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Depreciation and amortization
Depreciation and amortization expense increased for the third quarter and first nine months of 2011 compared to the same periods of 2010 primarily due to the impact of the stronger foreign currencies. As a percentage of revenues, depreciation and amortization expense increased to 10.3% for the third quarter and 10.6% for the first nine months of 2011 compared to 10.0% for the third quarter and 9.9% for the first nine months of 2010, as a result of the impact on revenues from the reduced transaction fees in Poland and Germany.
Operating income
Operating income decreased for the third quarter of 2011 compared to the third quarter of 2010 primarily due to the increase in selling, general and administrative costs and the reduced transaction fees in Germany, partly offset by the impact of the stronger foreign currencies, growth in value-added services and the increase in ATMs under management. The decrease in operating income for the first nine months of 2011 from the first nine months of 2010 also reflects the decreased interchange fee revenues in Poland. Operating income per transaction was $0.04 for the third quarter of 2011 and $0.05 for the third quarter of 2010 reflecting the reduced transaction fees in Germany, the increase in selling, general and administrative costs and the increase in Cashnet transactions, which have lower-than-average operating income per transaction, being largely offset by the impact of the stronger foreign currencies and the growth in value-added services. Operating income per transaction for the first nine months of 2011 was $0.04 compared to $0.05 for the same period of 2010, which also reflects the reduced interchange fee revenues in Poland and the deferred revenue recognized in Greece in the first quarter of 2011. Operating income as a percentage of revenues (“operating margin”) for the third quarter of 2011 was 17.9% compared to 21.4% for the third quarter of 2010, which is primarily due to the reduced transaction fees in Germany and the increased selling, general and administrative costs, partly offset by the growth in value-added services. Operating margin for the first nine months of 2011 was 16.8% compared to 19.7% for the same period of 2010, which also reflects the reduced interchange fee revenues in Poland and the deferred revenue recognized in Greece.
EPAY SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$174,269	$148,037	$26,232	18%	$485,861	$431,106	$54,755	13%
Operating expenses:
Direct operating costs	133,198	115,847	17,351	15%	371,663	341,200	30,463	9%
Salaries and benefits	13,012	8,600	4,412	51%	34,952	24,079	10,873	45%
Selling, general and administrative	10,295	7,619	2,676	35%	25,869	20,279	5,590	28%
Depreciation and amortization	4,482	4,173	309	7%	13,480	12,150	1,330	11%
Total operating expenses	160,987	136,239	24,748	18%	445,964	397,708	48,256	12%
Operating income	$13,282	$11,798	$1,484	13%	$39,897	$33,398	$6,499	19%
Transactions processed (millions)	271	227	44	19%	778	631	147	23%

Revenues
The increase in revenues for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to the impact of the stronger foreign currencies, the impact of our third quarter 2010 acquisition of Telecomnet, Inc., now known as epay Brazil, and an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the impact of our third quarter 2011 acquisition of cadooz Holding GmbH ("cadooz"). This increase was partly offset by declines in the number of transactions processed in Australia and the U.K., which were mostly driven by economic and competitive pressures, lower-cost plans and the impact of certain large retailers entering into direct agreements with two mobile operators in Australia.
In certain markets, our revenue growth has slowed due to mobile phone operators driving competitive reductions in commissions and distributing airtime directly through retailers, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.64 for the third quarter and $0.62 for the first nine months of 2011 compared to $0.65 for the third quarter and $0.68 for the first nine months of 2010. The decrease in revenues per transaction is due mainly to the changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with strong contribution to gross profit. The decreases were partly offset by the impact of the stronger foreign currencies.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals. The increase in direct operating costs is generally attributable to the impact of the stronger foreign currencies, the impact of epay Brazil, increases in transactions processed in certain markets and the addition of cadooz. These increases are partly offset by declines in the number of transactions processed in Australia and the U.K. and a higher mix of lower cost transactions.
Gross profit
Gross profit, which represents revenues less direct costs, was $41.1 million for the third quarter and $114.2 million for the first nine months of 2011 compared to $32.2 million for the third quarter and $89.9 million for the first nine months of 2010. The primary causes of the increase in gross profit are the impact of the stronger foreign currencies, the impact of epay Brazil, the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – and the addition of cadooz, partly offset by transaction volume declines in Australia. Gross margin increased to 24% for the third quarter and the first nine months of 2011 compared to 22% for the third quarter and 21% for the first nine months of 2010, mainly reflecting the impact of epay Brazil and the growth in Germany. Gross profit per transaction increased to $0.15 for the third quarter and first nine months of 2011 compared to $0.14 for the same periods of 2010, reflecting the impact of the stronger foreign currencies being largely offset by the impact of a higher percentage of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2011 compared to the same periods of 2010 is primarily due to the impacts of epay Brazil and the stronger foreign currencies, along with additional headcount to support development of new products and growing markets. As a percentage of revenues, salaries and benefits increased to 7.5% for the third quarter and 7.2% for the first nine months of 2011 from 5.8% for the third quarter and 5.6% for the first nine months of 2010.
Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2011 compared to the same periods of 2010 is mainly due to the impacts of epay Brazil, the acquisition of cadooz and the stronger foreign currencies, along with additional overhead to support development of new products and growing markets. As a percentage of revenues, these expenses increased to 5.9% for the third quarter and 5.3% for the first nine months of 2011 from 5.1% for the third quarter and 4.7% for the first nine months of 2010.

Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the third quarter and first nine months of 2011 compared to the same periods of 2010 mainly due to the impacts of epay Brazil and the stronger foreign currencies, partly offset by decreased expense in mature markets where acquired intangible assets are becoming fully amortized and POS terminals are becoming fully depreciated at a faster rate than new terminals are being installed. As a percentage of revenues, these expenses decreased slightly to 2.6% for the third quarter of 2011 from 2.8% for the third quarter of 2010 and remained flat at 2.8% for the first nine months of 2011 and 2010.
Operating income
The increases in operating income for the third quarter and first nine months of 2011 compared to the same periods of 2010 are primarily due to the impact of our September 2010 acquisition of epay Brazil, the growth in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies, partly offset by increased overall operating expenses as described above and decreased profitability in Australia. Operating margin was 7.6% for the third quarter and 8.2% for the first nine months of 2011 compared to 8.0% for the third quarter and 7.7% for the first nine months of 2010. The decrease for the third quarter 2011 compared to the same period of 2010 is primarily due to the impact of our acquisition of cadooz which added revenues but had very little effect on operating income because of the acquisition-related expenses. The increase for the first nine months of 2011 compared to the same period of 2010 is mainly due to the growth in Germany. Operating income per transaction remained flat at $0.05 for the third quarter and first nine months of 2011 and 2010.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Total revenues	$75,103	$63,088	$12,015	19%	$211,285	$179,196	$32,089	18%
Operating expenses:
Direct operating costs	34,333	29,100	5,233	18%	96,797	83,726	13,071	16%
Salaries and benefits	18,517	14,924	3,593	24%	51,882	43,007	8,875	21%
Selling, general and administrative	12,366	10,191	2,175	21%	34,553	27,801	6,752	24%
Depreciation and amortization	5,086	5,148	(62)	(1)%	15,460	15,205	255	2%
Total operating expenses	70,302	59,363	10,939	18%	198,692	169,739	28,953	17%
Operating income	$4,801	$3,725	$1,076	29%	$12,593	$9,457	$3,136	33%
Transactions processed (millions)	6.1	5.4	0.7	13%	17.5	15.5	2.0	13%

Revenues
The increase in revenues for the third quarter and first nine months of 2011 compared to revenues for the same periods of 2010 is primarily due to the increase in the number of transactions processed and the impact of the stronger foreign currencies. The growth in transactions processed was driven by a 15% and 18% increase in transfers from non-U.S. markets in the third quarter and first nine months of 2011, respectively, and growth in other products such as check cashing and bill payment. The increase in transfers from non-U.S. markets is due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $12.31 for the third quarter and $12.14 for the first nine months of 2011 from $11.68 for the third quarter and $11.56 for the first nine months of 2010. The growth rate of revenues exceeded the transaction growth rate for the third quarter and first nine months of 2011 compared to the same periods of 2010 largely as a result of the impact of the stronger foreign currencies and the continued shift in transaction mix to non-U.S. locations, which generally have higher-than-average revenues per transaction. For the nine months ended September 30, 2011, 58% of our money transfers were initiated in the U.S. and 42% in non-U.S. markets compared to 60% initiated in the U.S. and 40% in non-U.S. markets for the nine months ended September 30, 2010. We expect that the U.S. will continue to represent our highest volume market; however, continued future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets, primarily outside the U.S.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from sending agents. The increase in direct operating costs in the third quarter and first nine months of 2011 compared to the same periods of 2010 is primarily due to the growth in transactions processed and the impact of the stronger foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $40.8 million for the third quarter and $114.5 million for the first nine months of 2011 compared to $34.0 million for the third quarter and $95.5 million for the first nine months of 2010. The improvements are primarily due to the growth in money transfer transactions, the impact of the stronger foreign currencies, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for both the third quarter and first nine months of 2011 compared to 54% and 53% for the respective periods of 2010. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2011 compared to the same periods of 2010 is due to the increased expenditures we incurred to support expansion of our operations, primarily internationally, and the impact of the stronger foreign currencies. As a percentage of revenues, salaries and benefits increased to 24.7% for the third quarter and 24.6% for the first nine months of 2011 compared to 23.7% for the third quarter and 24.0% for the first nine months of 2010.
Selling, general and administrative
Selling, general and administrative expenses increased for the third quarter and first nine months of 2011 compared to the same periods of 2010, primarily as the result of the increased expenditures we incurred to support expansion of our operations, primarily internationally, and the impact of the stronger foreign currencies. As a percentage of revenues, selling, general and administrative expenses increased to 16.5% for the third quarter and 16.4% for the first nine months of 2011 from 16.2% for the third quarter and 15.5% for the first nine months of 2010.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first nine months of 2011, depreciation and amortization increased compared to the same period in 2010, primarily as a result of the impact of the stronger foreign currencies. For the third quarter of 2011, depreciation and amortization decreased slightly compared to the third quarter of 2010 as the impact of the stronger foreign currencies was offset by certain acquired intangible assets becoming fully amortized at the end of the first quarter of 2011. As a percentage of revenues, depreciation and amortization decreased to 6.8% for the third quarter and 7.3% for the first nine months of 2011 from 8.2% for the third quarter and 8.5% for the first nine months of 2010, reflecting the intangibles which became fully amortized in 2011 and a shift in achieving a greater portion of expansion through agents which requires less capital expenditures than expansion from adding company-owned stores.
Operating income
Operating income increased by $1.1 million for the third quarter and $3.1 million for the first nine months of 2011 compared to the same periods of 2010. These increases reflect the growth in transactions processed, the acquired intangible assets becoming fully amortized, the shift in transactions to non-U.S. markets, the impact of the stronger foreign currencies and the addition of new products, partly offset by increased salaries and benefits and selling, general and administrative expenses for expansion. Operating margin was 6.4% for the third quarter and 6.0% for the first nine months of 2011 compared to 5.9% for the third quarter and 5.3% for the first nine months of 2010, while operating income per transaction increased to $0.79 for the third quarter and $0.72 for the first nine months of 2011 from $0.69 for the third quarter and $0.61 for the first nine months of 2010.
CORPORATE SERVICES

The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2011 and 2010 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Increase Amount	Increase Percent	2011	2010	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$5,031	$4,428	$603	14%	$14,898	$11,382	$3,516	31%
Selling, general and administrative	1,848	1,264	584	46%	5,526	4,167	1,359	33%
Depreciation and amortization	86	74	12	16%	255	730	(475)	(65)%
Total operating expenses	$6,965	$5,766	$1,199	21%	$20,679	$16,279	$4,400	27%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the third quarter and first nine months of 2011 compared to the same periods of 2010. The increase in salaries and benefits is primarily the result of an increase in share-based compensation expense. The increase in selling, general and administrative expenses is due mainly to higher professional fees for legal expenses and tax consulting. The decrease in depreciation and amortization for the first nine months of 2011 compared to the same period of 2010 is primarily due to a three-year enterprise-wide desktop license becoming fully amortized in May of 2010.

OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Interest income	$1,745	$831	$914	110%	$4,332	$1,958	$2,374	121%
Interest expense	(5,180)	(5,074)	(106)	2%	(15,686)	(15,059)	(627)	4%
Income from unconsolidated affiliates	624	34	590	1,735%	1,464	1,035	429	41%
Gain on settlements	—	3,110	(3,110)	n/m	1,000	3,110	(2,110)	n/m
Loss on early retirement of debt	(1,899)	—	(1,899)	n/m	(1,899)	—	(1,899)	n/m
Foreign currency exchange gain (loss), net	(11,854)	8,956	(20,810)	n/m	1,083	(5,467)	6,550	n/m
Other income (expense), net	$(16,564)	$7,857	$(24,421)	n/m	$(9,706)	$(14,423)	$4,717	n/m
n/m — Not meaningful.

Interest income
The increases in interest income for the third quarter and the nine months ending September 30, 2011 from the same periods of 2010 are primarily due to increased interest rates in Australia and Poland and the impact of the September 2010 acquisition of epay Brazil, which earns interest on cash collateral for bank guarantees.

Interest expense
The increases in interest expense for the third quarter and first nine months of 2011 from the same periods of 2010 are primarily related to interest expense on capital leases and letter of credit fees incurred by epay Brazil.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia, our 49% investment in Euronet Middle East and our 47% investment in Euronet Indonesia. The increase in income is primarily the result of higher profitability of epay Malaysia and Euronet Middle East. Additionally, during the third quarter of 2010, we made a loan to Euronet Indonesia which caused us to recognize previous unrecognized losses as our investment had been fully written off due to losses incurred.
Gain on settlements
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
Loss on early retirement of debt
During the third quarter of 2011, we entered into an amended and expanded credit facility and recorded a $1.7 million loss primarily related to the write-off of deferred financing costs associated with the extinguished credit facility. Also during the third quarter of 2011, we repurchased $3.6 million principal amount of our 3.5% convertible debentures and recognized a $0.2 million loss representing the difference in the amounts paid for the convertible debentures over their carrying amounts, including deferred financing costs.
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
We recorded a net foreign currency exchange loss of $11.9 million in the third quarter and a gain of $1.1 million in the first nine months of 2011 compared to a net foreign currency gain of $9.0 million in the third quarter and a loss of $5.5 million in the first nine months of 2010. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Income before income taxes	$3,558	$28,119	$46,433	$40,610
Income tax expense	(6,483)	(7,054)	(19,433)	(17,185)
Net income (loss)	$(2,925)	$21,065	$27,000	$23,425

Effective income tax rate	182.2%	25.1%	41.9%	42.3%

Income before income taxes	$3,558	$28,119	$46,433	$40,610
Adjust: Foreign currency exchange gain (loss), net	(11,854)	8,956	1,083	(5,467)
Adjust: Legal settlement	—	3,110	1,000	3,110
Adjust: Loss on early retirement of debt	$(1,899)	$—	$(1,899)	$—
Income before income taxes, as adjusted	$17,311	$16,053	$46,249	$42,967

Income tax expense	$(6,483)	$(7,054)	$(19,433)	$(17,185)
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	260	(148)	190	228
Income tax expense, as adjusted	$(6,743)	$(6,906)	$(19,623)	$(17,413)

Effective income tax rate, as adjusted	39.0%	43.0%	42.4%	40.5%

Our effective tax rates were 182.2% and 25.1% for the three-month periods ended September 30, 2011 and 2010, respectively, and were 41.9% and 42.3% for the nine-month periods ended September 30, 2011 and 2010, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses, gains on settlements and loss on early retirement of debt in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 39.0% and 43.0% for the three months ended September 30, 2011 and 2010, respectively, and 42.4% and 40.5% for the nine months ended September 30, 2011 and 2010, respectively.
The increases in the effective tax rates, as adjusted, for the three and nine months ended September 30, 2011 compared to the applicable statutory rate of 35% are primarily related to our U.S. income tax positions. For the three- and nine-month periods ended September 30, 2011, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized in these periods.
The decrease in the effective tax rate, as adjusted, for the third quarter of 2011 from the same period of 2010 is primarily due to a foreign tax law change which was retroactively effective to the second quarter 2011 and foreign country tax return true ups. The effective tax rate for the nine month period ended September 30, 2011 was higher than from the same period of 2010 because a greater portion of the Company's income was earned in countries with higher tax rates during the first nine months of 2011 than during the same period of 2010.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests was $0.3 million for the third quarter and $1.0 million for the first nine months of 2011 compared to $0.1 million for the third quarter and $1.1 million for the first nine months of 2010. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Services LLC	95%	EFT - Russia

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net loss attributable to Euronet Worldwide, Inc. was $3.2 million for the third quarter of 2011 and net income was $26.0 million for the first nine months of 2011 compared to net income of $21.0 million for the third quarter of 2010 and $22.3 million for the first nine months of 2010. As more fully discussed above, the increase in income of $3.7 million for the first nine months of 2011 as compared to the same period in 2010 was primarily the result of the $6.6 million increase in foreign currency exchange gains. Additionally, net interest expense decreased by $1.7 million in the first nine months of 2011 compared to the same period in 2010 and operating income increased by $1.1 million. These increases were partly offset by the recognition of a gain on settlement of $1.0 million during the first quarter of 2011 compared to $3.1 million recognized in the third quarter of 2010, an increase in income tax expense of $2.2 million and a $1.9 million loss on early retirement of debt recorded in the third quarter of 2011. Other items increased net income by $0.5 million during the first nine months of 2011 compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2011, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $144.8 million, compared to working capital of $156.7 million as of December 31, 2010. Our ratio of current assets to current liabilities was 1.29 as of September 30, 2011, compared to 1.27 as of December 31, 2010. The decrease in working capital was primarily due to the cash used to purchase cadooz and Euronet common stock, partly offset by working capital produced by operations during the first nine months of 2011 and borrowings under the revolving credit facility.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of September 30, 2011, working capital in the Money Transfer Segment was $93.5 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
A majority of our cash and cash equivalents are held in jurisdictions outside of the U.S. and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $78.0 million for the first nine months of 2011 compared to $85.8 million for the first nine months of 2010. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.

Investing activity cash flow
Cash flows used in investing activities were $89.4 million for the first nine months of 2011 compared to $46.7 million for the first nine months of 2010. We used $54.1 million for acquisitions in the first nine months of 2011 compared to $24.4 million for the same period in 2010. Purchases of property and equipment used $32.7 million and $21.1 million of cash for the first nine months of 2011 and 2010, respectively. Additionally, cash used for software development and other investing activities totaled $2.6 million for the first nine months of 2011 and $1.2 million for the first nine months of 2010.
Financing activity cash flow
Cash flows provided by financing activities were $8.7 million during the first nine months of 2011 compared to cash used of $43.6 million during the first nine months of 2010. Our financing activities for the first nine months of 2011 centered around the amendment of our credit facility which resulted in net borrowings of $26.1 million compared to net repayments of long-term borrowings of $43.8 million for the first nine months of 2010. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result of this and the credit facility amendment, during the first nine months of 2011 we had a total of $247.5 million in borrowings and $172.2 million in repayments under our revolving credit facilities. During the first nine months of 2011, we used $127.0 million for repayments of our previous term loan, received proceeds of $80.0 million from our new term loan and paid $3.2 million in debt issuance costs. Additionally, for the nine months ended September 30, 2011 and 2010, we paid $2.2 million and $1.9 million, respectively, for capital lease obligations. Further, we paid cash of $10.4 million for the repurchase of Euronet common stock and received $2.1 million for the issuance of stock in the first nine months of 2011 compared to receiving $1.5 million from the issuance of Euronet common stock in the first nine months of 2010. During the first nine months of 2011, $5.5 million of the payments made in settlement of contingent consideration related to two different acquisitions were recognized as financing activities. We paid $1.1 million and $1.7 million of dividends to noncontrolling interests stockholders during the first nine months of 2011 and 2010, respectively. Finally, in the first nine months of 2011, we received a $0.6 million equity contribution from the noncontrolling interest stockholder of our Pakistan subsidiary.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and the related financing needs.
Other sources of capital
Credit Facility — We have a $355 million senior secured credit facility (the "Credit Facility") consisting of a $265 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
The $265 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. Subject to certain conditions, we have the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Amended and Restated Credit Agreement. The maturity date for the Credit Facility is five years from the closing date, at which time the outstanding principal balance and all accrued interest will be due and payable in full. Financing costs of $3.8 million have been deferred and are being amortized over the terms of the respective loans.
As of September 30, 2011, we had borrowings of $80.0 million outstanding under the term loan. We had $75.3 million of borrowings and $38.6 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2011. The remaining $161.1 million under the revolving credit facility was available for borrowing. As of September 30, 2011, our weighted average interest rate was 3.0% under the revolving credit facility and 2.2% under the term loan, excluding amortization of deferred financing costs.
For more information regarding our Credit Facility, please read Note 6, Debt Obligations, to our unaudited consolidated financial statements included elsewhere in this report.

Short-term debt obligations — Short-term debt obligations at September 30, 2011 were primarily comprised of the $4.0 million repayment requirement under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $0.8 million outstanding under these facilities as of September 30, 2011.
We believe that the short-term debt obligations can be funded through cash generated from operations, together with cash on hand or borrowings under our revolving credit facility.
Convertible debt — We have $171.4 million in principal amount of 3.50% Convertible Debentures Due 2025 that are convertible into 4.2 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates.
Should holders of the 3.50% convertible debentures require us to repurchase their debentures on October 15, 2012, we believe we will have sufficient cash on hand and amounts available under our revolving credit facility to fund these required repurchases. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our common stock. During the third quarter of 2011, we repurchased $10.4 million of our common stock and agreed to repurchase $2.5 million of our common stock and $3.6 million principal value of our convertible debentures. We expect to repurchase additional securities when prices provide attractive returns on capital.
Payment obligations related to acquisitions — During the second quarter of 2011, we paid $6.4 million to the sellers of Telecomnet, Inc. and another smaller business in final settlement of the respective contingent consideration.
Part of the net assets acquired in the September 2011 acquisition of cadooz includes a liability for additional purchase price consideration based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014.
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
Capital expenditures and needs — Total capital expenditures for the first nine months of 2011 were $33.3 million. These capital expenditures were primarily for the purchase of ATMs in Poland and Germany, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2011 are currently estimated to be approximately $45 million to $55 million.
In the epay Segment, approximately 129,000 of the approximately 591,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2011, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2011. See also Note 10, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2011, the only material changes from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010, are related to amending and extending our Credit Facility. Our debt under the Credit Facility has increased by $28.3 million and the due dates of both the revolving credit facility and term loan were extended until August 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2011, our total debt outstanding was $322.4 million. Of this amount, $163.3 million, or 51% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $171.4 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of September 30, 2011, the fair value of our fixed rate convertible debentures was $169.3 million, compared to a carrying value of $163.3 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, totals approximately $14.4 million per year, or a weighted average interest rate of 8.9% annually. Additionally, approximately $3.0 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2011 and 2015.
The remaining $156.1 million, or 48% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $3.2 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the nine months ended September 30, 2011, 79% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of September 30, 2011, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $40 million to $50 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2011, we had foreign currency forward contracts outstanding with a notional value of $65.8 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 3.7 days. The fair value of these forward contracts as of September 30, 2011 was an unrealized gain of $0.3 million, which was partially offset by the unrealized loss on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding litigation in Part I, Item 1 — Financial Statements, Note 12, Litigation and Contingencies, to the unaudited consolidated financial statements included elsewhere in this report is incorporated herein by reference.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended September 30, 2011, the Company purchased 817,589 shares of its common stock in the open market, in accordance with the authorization by its Board of Directors announced on August 22, 2011. Additionally, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 145 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(1)	Programs	(2)
August 1 - August 31	107,600	$15.61	107,600
September 1 - September 30	710,134	$15.77	709,989
Total	817,734	$15.75	817,589	4,182,411
___________________________________

(1)	For shares repurchased for participant income tax withholding, the price paid per share is the closing price of the shares on the vesting date.

(2)	The Company is authorized to repurchase up to $100 million or 5 million shares of its common stock through August 22, 2013.

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

10.1
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank Natioinal Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to the Unaudited Consolidated Financial Statements. (3)

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
November 4, 2011
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer