Form 10-K
period 2011-12-31
EURONET WORLDWIDE INC
filed 2012-02-29
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 001-31648

EURONET WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
________________________

DELAWARE	74-2806888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 COLLEGE BOULEVARD LEAWOOD, KANSAS	66211
(Address of principal executive offices)	(Zip Code)

(913) 327-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	Nasdaq Stock Market, LLC
Preferred Stock Purchase Rights	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ''accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $745.4 million. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2011.

At February 26, 2012, the registrant had 50,521,152 shares of common stock (the “Common Stock”) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Core Business Segments

We operate in the following three principal business segments as of December 31, 2011:

The EFT Processing Segment processes transactions for a network of 14,224 ATMs and approximately 57,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM and POS management solutions; credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including advertising, Customer Relationship Management (“CRM”), currency conversion, mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2011, the EFT Processing Segment accounted for approximately 17% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 615,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services in Europe, the Middle East, Asia Pacific, North America and South America. Through this segment, we believe we are the world's leading international network for distribution of prepaid mobile airtime. In 2011, the epay Segment accounted for approximately 58% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 146,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, and competitive foreign currency exchange services. We are one of the largest global money transfer companies in terms of revenues and volumes. In 2011, the Money Transfer Segment accounted for approximately 25% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 150 countries. We have eleven transaction processing centers, including four in Europe, two in Asia Pacific, two in the United States and one in the Middle East. We also maintain 45 business offices that are located in 32 countries. The corporate offices are located in Leawood, Kansas, USA.

Historical Perspective

Euronet was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. Operations began in 1995 by setting up a processing center in Budapest, Hungary and installing our first ATMs in Hungary, followed by Poland and Germany in 1996. Euronet was reorganized on March 6, 1997, in connection with its initial public offering, and at that time, our operating entities became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.

Initially, most of Euronet's resources were devoted to establishing and expanding the ATM network and ATM management services business in Europe. In December 1998, we acquired Arkansas Systems, Inc. (now known as "Euronet USA"), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally, which resulted in significant ongoing savings in third-party licensing, services and maintenance costs. By the end of 1998, we were doing business in Hungary, Poland, Germany, the Czech Republic, and Croatia.

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned since our software segment primarily supports our EFT service offerings and processing centers. Expansion continued, and by 2010, Euronet's network of ATMs had expanded to include Greece, Slovakia, Romania, Bulgaria, Serbia, Ukraine, the Middle East, India and China.

In 2003, Euronet added a complementary business line through the acquisition of epay Limited (“epay”), which had offices in the U.K. and Australia. Through subsequent acquisitions between 2003 and 2010, the epay Segment continued to expand in Europe (Germany, Romania, Spain and the U.K.), the U.S., the Middle East, Asia and Brazil, and established new offices in New Zealand, Poland, India, and Italy. We believe the epay Segment is the world's leading international network for distribution and processing of prepaid mobile airtime (top-up) as well as other electronic payment products and services.

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license from the U.K. Financial Services Authority ("FSA"), which allowed Ria to operate under one license and one regulator for all European countries. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In addition to expanding the money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2011 Developments

In August 2011, Euronet completed the closing of an amended and expanded five-year, $355 million senior secured credit facility. The Credit Facility consists of a $275 million revolving line of credit and an $80 million term loan. Euronet has the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. The new facility provides flexibility and liquidity for short-term cash requirements, strategic growth initiatives and for general corporate purposes.

In September 2011, Euronet completed the acquisition of a leading German incentive company, cadooz Holding GmbH ("cadooz"). cadooz is Germany's largest full-service provider of vouchers, innovative merchandise and incentive solutions, serving more than 3,000 corporate customers across a range of industries in Germany, Austria and Poland. Euronet intends to leverage cadooz's marketing and promotional capabilities across all three existing Euronet segments and to expand the products offered by cadooz. Euronet also intends to expand cadooz's opportunities in Austria and Poland through Euronet's retail and bank customers.

In the fourth quarter 2011, Euronet completed two acquisitions in the EFT division. In November 2011, Euronet acquired 535 ATMs from Diebold's cash4you network. Acquiring these ATMs expanded Euronet's retail and banking relationships in Poland. Additionally, Euronet acquired Smart PayNetwork, a Romanian-based company that provides integrated ATM outsourcing services, card issuing and acquiring and POS merchant servicing solutions to financial institutions in Romania. The acquisition included 734 ATMs,2,560 POS terminals, and about a dozen new banking relationships.

Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.

Bank card association rules provide a process by which loss and expense arising from such breaches is allocated among card issuers, acquirers and service providers such as Euronet. The Company expects that some claims may be asserted against it under such rules or under its agreements with acquiring banks. However, the Company believes that any liability under such claims will be limited by a number of factors including the fact that the majority of cards processed by the affected business were EMV compliant chip and PIN cards to which such rules either do not apply or apply a lower level of liability. Losses from fraudulent card activity appear to have been limited to magnetic stripe transactions processed on the affected systems. In addition, the Company maintains insurance to cover the financial exposure for response costs, losses by card issuers and fines or penalties from such incidents.

At this time, the Company is unable to predict the possible range of loss, if any, associated with the resolution of claims against it in connection with the breach, since no claims have been asserted against it yet and information concerning loss levels has not been communicated by the card associations to Euronet. However, the Company does not at this time expect the net financial impact of loss or expense from the breach after insurance recovery to be material.

The Company is continuing to take aggressive measures to strengthen its security controls, and is working closely with international card associations and law enforcement in this regard.

Expenses related to the breach were $0.4 million in the fourth quarter of 2011.

BUSINESS SEGMENT OVERVIEW

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the consolidated financial statements.

EFT PROCESSING SEGMENT

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM network participation; outsourced ATM and POS management solutions; credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including advertising, CRM, currency conversion, mobile top-up, bill payment, fraud management and foreign remittance payout. We provide these services either through our Euronet-owned ATMs or through contracts under which we operate ATMs on behalf of financial institutions. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major source of revenue generated by our ATM network is recurring monthly management fees and transaction-based fees. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also has revenues from POS operations and merchant management, card network management (for credit, debit, prepaid and loyalty cards), prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece, Bulgaria and Ukraine), the Middle East and Asia Pacific (India, China and Pakistan), as well as certain developed countries of Western Europe. As of December 31, 2011, we operated 14,224 ATMs compared to 10,786 at December 31, 2010. The increase was largely due to acquisitions in Romania and Poland, growth in our India and China markets, and expansion of our Independent ATM Deployed (IAD) networks in several Eastern European countries.

We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 13% as indicated in the following table:

(in millions)	2007	2008	2009	2010	2011
EFT processing transactions per year	582	672	703	794	943

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Martinsried, Germany; Mumbai, India; Beijing, China; and Karachi, Pakistan. They are staffed 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet Integrated Transaction Management (“ITM”) software package.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management services to financial institutions, retailers, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.

Our outsourced management services agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements.

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as Independent ATM Deployed (IAD) networks, are primarily managed by a processing center that uses our internally developed ITM core software solution. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and China Union Pay, as well as international ATM networks such as PULSE®. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

When a bank cardholder conducts a transaction on a Euronet-owned ATM, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction-processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions.

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

Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency. Transaction fees are sometimes denominated in euros or U.S. dollars. Transaction fees are billed to financial institutions and card organizations with payment terms typically no longer than one month.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, currency conversion, fraud management, bill payment, CRM, foreign remittance payout, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Euronet offers multinational merchants a Single European Payments Area (“SEPA”) compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in euros, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of their location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the Eurozone, the platform can serve the merchants in these countries as well, through its multi-currency functionality.

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

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value-added (or complementary) services across our existing customer base, including advertising, fraud management, currency conversion, bill payment, prepaid mobile top-up, CRM and foreign remittance payout.

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

The EFT Processing Segment's line of services is strengthened through complementary services offered by our epay Segment, where we provide prepaid mobile airtime top-up services through POS terminals. We will continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile phone operators and financial institutions to facilitate that expansion.

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

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of consolidated total revenues. In India, we have contracts with government-owned banks to provide certain ATM services, including mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India.

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

EPAY SEGMENT

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 615,000 POS terminals across approximately 293,000 retailer locations in Europe, the Middle East, Asia Pacific, North America and South America. We are the world's leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Milan, Italy; and Kansas City, Missouri, USA.

Since 2003, we have continually expanded our prepaid business in new and existing markets by drawing upon our depth of experience to build and expand relationships with mobile phone operators and retailers. In addition to prepaid mobile airtime, we offer a wide range of products across our retail networks, including prepaid debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, prepaid digital content such as music, games and software, prepaid long distance and bill payment.

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

Although mobile phone operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the norm in many other countries in Europe and the rest of the world is to offer wireless service on a prepaid basis. Prior to 2004, scratch cards were the predominant method of crediting mobile phone accounts in most developed markets. However, a shift has occurred in these markets and electronic top-up is now the predominant method.

Prepaid mobile phone credits are generally distributed using personal identification numbers or "PINs." We distribute PINs in two ways. First, we purchase PINs from the mobile operator which are electronically sent to our processing platform. We establish an electronic connection with the POS terminals in retailer locations and our processing platform provides the terminal with a PIN when the mobile top-up is purchased. We maintain systems that monitor transaction levels at each terminal. As sales of prepaid mobile airtime to customers are completed, the inventory on the platform is reduced by the PIN purchased. The customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the mobile airtime sold. We maintain systems that know the amount of mobile top-up sold by the retailer which allows us in turn to bill that retailer for the mobile top-up sold.

Second, we establish an electronic connection to the mobile operator and the retailer. When the sale to a customer is initiated, the terminal requests the PIN from the mobile operator via our transaction processing platform. These transactions obtain the PIN directly from the mobile operator and, therefore, Euronet does not carry PIN inventory. The customer payment and settlement with the retailer are the same as described above.

We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations (“ISOs”) that contract with retailers in their network to distribute prepaid mobile airtime or other content from their POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, petrol stations, and other larger scale retailers, where we can negotiate agreements with the merchant on a multi-year basis.

epay Products and Services

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific, North America and South America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store or the retailer's electronic cash register (ECR) system that is connected to our network to buy prepaid mobile airtime. The customer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

One difference in our relationships with various retailers and distributors is the way in which we charge for our services. For distributors and certain very large retailers, we charge a processing fee. However, the majority of our transactions occur with smaller retailers. With these clients, we receive a commission on each transaction that is withheld from the payments made to the mobile phone operator, and we share that commission with the retailers.

Retailer and Distributor Contracts

We provide our prepaid services through POS terminals installed in retail outlets or, in the case of major retailers, through direct connections between their electronic cash register (ECR) systems and our processing centers. In markets where we operate proprietary technology (the U.K., Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy, Brazil and the U.S.), we generally own and maintain the POS terminals. In Germany, Austria and Romania, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer's registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months' notice.

In Germany, distributors are key intermediaries in the sale of mobile top-up. As a result, our business in Germany is substantially concentrated in, and dependent upon, relationships with our major distributors. The termination of any of our agreements with major distributors could materially and adversely affect our prepaid business in Germany. However, we have been establishing agreements with independent German retailers in order to diversify our exposure to such distributors.

Other Products and Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. With our acquisition of cadooz, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. For 2011, gross profit from products other than prepaid mobile airtime comprised approximately 19% of the epay Segment's gross profit.

The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 14% as indicated in the following table:

(in millions)	2007	2008	2009	2010	2011
Prepaid processing transactions per year	635	713	777	891	1,064

epay Segment Strategy

The global strategy for the epay Segment is to grow market share by defending mature markets, focusing expansion activity in growth markets and adding positive operating income in all other developing markets.

In addition to maintaining and growing market share in prepaid mobile airtime top-up, our growth strategy is achieved through the introduction of new products and content. New product initiatives focus on products outside of prepaid mobile airtime top-up and processing, including gift card malls, prepaid debit cards, transport and digital content, including music, software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands include Apple and Microsoft.

Telecommunications companies and retail companies have a substantial opportunity to increase revenue by diversifying the products and services currently offered to their merchant base. epay is deploying additional content through its POS network to retailers and distributors all over the world. The reach, capabilities and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and have a distinct competitive advantage from the existing relationships that we maintain with mobile phone operators and retailers.

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

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of consolidated total revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with the state of Florida's (USA) Turnpike partners, the Transport for London in the U.K. and Queensland Motorways in Australia. In New Zealand, we have a contract with Glo Bug prepaid power to allow customers to purchase prepaid power through various retail locations. Through Glo Bug, we have a contract with Mercury Energy, the power provider, which is a subsidiary of the government-owned enterprise, Mighty River Power. In Germany, cadooz has a contract with Deutsche Bahn, which is majority owned by the German State. We also have a contract for the distribution of mobile airtime with a Saudi company which, during 2011, was purchased by the Saudi government. There are no other government contracts in the epay Segment.

Competition

We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. The mobile operators in all of our markets have retail distribution networks of their own through which they offer top-up services for their own products.

We believe our size and market share are competitive advantages in many markets. In addition, our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the mobile operators and merchants. We have begun to introduce new digital products into the marketplace. Many of these products are ones our competitors do not have and in many countries, these are new products. We are capitalizing on being the first to market and only distributor of these products.

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each recharge transaction), breadth of products and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators may wish to expand their own distribution networks of prepaid time, and in doing so, they may become our competitors. Additionally, prepaid mobile airtime top-up is now being performed on-line or via mobile devices which provides other alternatives for consumers to use.

MONEY TRANSFER SEGMENT

Overview

We provide consumer-to-consumer money transfer services through a global network of more than 146,000 locations. Transfers are originated through sending agents in approximately 22 countries, with money transfer delivery completed in 136 countries. The initiation of money transfers occurs through retail agents or Company-owned stores, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Transferred funds are delivered in local foreign currency.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our entire network has increased over the last four years at a CAGR of approximately 11% as indicated in the following table:

(in millions)	2008	2009	2010	2011
Money transfer transactions per year	17.8	19.1	21.1	24.3

Our sending agent network includes a variety of agents, including large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using the Company's proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing center for the Money Transfer Segment is located in Buena Park, California, USA, and we operate call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers.

Money Transfer Products and Services

Money Transfer products and services are sold primarily through three channels at agent locations and Company-owned stores: via computer (“Ria Online”), by phone (“TeleRia”), and card-based over a POS terminal (“Rialink”).

In an on-line transaction, customers provide the required information to the agent who enters the data into our on-line platform via a computer using a unique username and password. The real-time on-line connection we maintain with the agent enables the agent to generate a receipt and complete the transaction.

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

Transactions through Rialink are similar to on-line transactions, but are initiated over a POS terminal once the customer has completed a one-time enrollment over the phone with our customer service representative. Rialink has shown good results in high volume stores and agent locations due to the speed, efficiency and ease of use of the POS transfer method.

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

We are one of the largest global money transfer companies in terms of revenues and volumes. Our Money Transfer Segment processed approximately $7.0 billion in money transfers in 2011.

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and payer networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through Ria's stores and agents, and offering our money transfer services at select prepaid retail locations in key markets. We will continue to make investments in our systems to support this growth.

Seasonality

Our money transfer business is significantly impacted by seasonality that varies by region. In most of our markets, we experience increased money transfer transaction levels during the month of May and in the fourth quarter of each year, coinciding with various holidays. Additionally, in the U.S. to Mexico corridor, we usually experience our heaviest volume during the May through October timeframe, coinciding with the increase in worker migration patterns, and our lowest volumes during the first quarter. During the first quarter of each year, we have historically experienced a 5% to 10% decrease in overall transactions when compared to the fourth quarter.

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of consolidated total revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Brazil, Cape Verde, Costa Rica, Cote d'Ivoire, Croatia, Ecuador, Egypt, Eritrea, Ethiopia, Ghana, Guatemala, Guyana, Hungary, Indonesia, Mali, Mexico, Mongolia, Pakistan, Philippines, Poland, Romania, Senegal, Serbia, Slovenia, Togo, Tunisia, Uganda, Ukraine and Vietnam.

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

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $3.7 million, $3.6 million and $3.3 million in 2011, 2010 and 2009, respectively. Development costs that were capitalized totaled $2.6 million, $2.2 million and $1.3 million in 2011, 2010 and 2009, respectively.

In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

For information on results of operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the consolidated financial statements. Additionally, see Item 1A - Risk Factors, for risk factors related to foreign operations.

EMPLOYEES

We had approximately 3,800, 3,100 and 2,700 employees as of December 31, 2011, 2010, and 2009, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2011 and we consider relations with our employees to be good.

GOVERNMENT REGULATION

As discussed below, certain of our business activities are subject to regulation in some of our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states and foreign governments. These include international, federal and state anti-money laundering laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services by either RIA or its agents. For more discussion, see Item 1A - Risk Factors.

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

Certain of our businesses, including in particular, our money transfer services, merchant acquiring, certain card services and bill payment are subject to the Payment Services Directive (“PSD”) initiative. The PSD initiative requires a license to be obtained to perform certain defined "payment services" in a European country and such license may be extended throughout the European Economic Area Member States ("member states") through “passporting.” Conditions of obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain regulations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have obtained authorization as a payment institution in the U.K., Germany and Spain, and are complying with these requirements. We are applying for additional payment services licenses. To date, we have passported our U.K. authorization to thirteen host member states operating under the PSD.

Certain of our businesses involve the maintenance of electronic accounts. In Europe, such businesses require an "e-money"

license and we have obtained an e-money license in the U.K. That license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls.

Money Transfer and Payment Instrument Licensing

Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuances of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government-backed securities) at levels commensurate with outstanding payment obligations and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the license holder. We are required by many regulators to file interim reports of licensed activity, most often on a quarterly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of license holders and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the license holder with regard to state and federal regulations. Such examinations are typically performed on-site at the license holder's headquarters or operations center; however, a number of states will choose to perform examinations off-site.

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

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has proposed new U.S. federal regulations for electronic money transfers. Prior to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”), international money transfers were generally not addressed by existing federal consumer protection regulations. The Dodd-Frank Act expanded the scope of the Electronic Fund Transfer Act to provide protections for senders of remittance transfers. On January 20, 2012, the Consumer Financial Protection Bureau, established under the Dodd-Frank Act on July 21, 2011 with authority to implement the new consumer protective measures, adopted a new rule designed to increase protections for consumers sending money to foreign countries. This new rule, to become effective February 7, 2013, provides new protections, including disclosures and error resolution and cancellation rights, to consumers who send remittance transfers abroad.

Escheat Regulations

Our Money Transfer Segment is subject to the unclaimed or abandoned property (i.e., “escheat”) regulations of the U.S. and certain foreign countries in which we operate. These laws require us to turn over property held by the Company on behalf of others remaining unclaimed after specified periods of time (i.e., “dormancy” or “escheat” periods). Such abandoned property is generally attributable to the failure of beneficiary parties to claim money transfers or the failure to negotiate money orders, a form of payment instrument. We have policies and programs in place to help us monitor the required relevant information relating to each money transfer or payment instrument for possible eventual reporting to the jurisdiction from which the order was originally received. In the U.S., reporting of unclaimed property by money service companies is performed annually, generally with a due date of on or before November 1. State banking department regulators will typically include a review of Company escheat procedures and related filings as part of their examination protocol.

Privacy and Information Security Regulations

Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include those adopted by the member states of the European Union under Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995 (the “Directive”), as well as the laws of other countries. The Directive prohibits the transfer of personal data to non-

European Union member nations that do not provide adequate protection for personal data. In some cases, the privacy laws of an EU member state may be more restrictive than the Directive and may impose additional requirements that we must comply with to operate in the respective country. Generally, these laws restrict the collection, processing, storage, use and disclosure of personal information and require that we safeguard personal customer data to prevent unauthorized access.

We comply with the GLBA and state privacy provisions. In addition, we comply with the Directive using the safe harbor permitted by the Directive by filing with the U.S. Department of Commerce, publicly declaring our privacy policy for information collected outside of the U.S., posting our privacy policy on our Web site and requiring our agents in the European Union to notify customers of the privacy policy.

Recently, as identity theft has been on the rise, there has been increased public attention to concerns about information security and consumer privacy, accompanied by laws and regulations addressing the issue. We believe we are compliant with these laws and regulations; however, this is a rapidly evolving area and there can be no assurance that we will continue to meet the existing and new regulations, which could have a material, adverse impact on our Money Transfer Segment business.

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the Bribery Act in the United Kingdom, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world, we face a higher risk associated with FCPA, United Kingdom Bribery Act and other similar laws than many other companies. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with the FCPA and other laws can expose the Company and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations.
Money Transfer Compliance Policies and Programs

We have developed risk-based policies and programs to comply with the existing, new or changed laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance programs, in many countries, independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering and counter-terrorist financing compliance policy, procedures and monitoring systems.

INTELLECTUAL PROPERTY

Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent and copyright laws, as well as trade secret protection, license and confidentiality agreements.

The brand names of “Ria,” "Ria Financial Services" and “Ria Envia,” derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

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

With respect to our epay Segment, we have filed trademark applications for the “epay” brand in the U.S., U.K., the European

Union (“E.U.”) through a Community Trademark application, Brazil, India, Australia and New Zealand. The epay trademark has issued to registration in the U.S., U.K., the E.U., Australia and New Zealand. The trademark applications in the other jurisdictions are still pending. We also hold trademarks for our prepaid operating subsidiaries in other jurisdictions, including PaySpot, Inc. in the U.S. We cannot be certain that we are entitled to use the epay trademark in any markets other than those in which we have registered the trademark. We have filed patent applications for some of our POS recharge and certain other products in support of epay technology. Certain patents have been granted while others have been refused or are still pending. We also hold a patent license covering certain of epay's operations in the U.S.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and position held by each of our Executive Officers as of February 28, 2012 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	55	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	45	July 2007	President
Rick L. Weller	54	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	57	December 1996	Executive Vice President - General Counsel
Juan C. Bianchi	41	April 2007	Executive Vice President - Managing Director, Money Transfer Segment
Nikos Fountas	48	September 2009	Senior Vice President - Managing Director, Europe EFT Processing Segment

MICHAEL J. BROWN, Chairman and Chief Executive Officer. Mr. Brown is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996. He also co-founded our predecessor company in 1994. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet's predecessor companies. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri - Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri - Kansas City in 1997.

KEVIN J. CAPONECCHI, President. Mr. Caponecchi joined Euronet as President in July 2007. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems. From 1998 through 2002, Mr. Caponecchi served as General Manager - Technology for GE Consumer & Industrial, a provider of consumer appliances, lighting products and electrical products. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.

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

Prior to this, he practiced law with the Washington, D.C. based law firm of Arent Fox Kintner Plotkin & Kahn and the Paris based law firm of Salans Hertzfeld & Heilbronn. He is a member of the District of Columbia, California and Paris, France bars. He received a B.A. in Political Science and French from Ohio University in 1976 and law degrees from Ohio State University and the University of Paris.

JUAN C. BIANCHI, Executive Vice President - Managing Director, Money Transfer Segment. Mr. Bianchi joined Euronet subsequent to the acquisition of Ria in 2007. Prior to the acquisition, Mr. Bianchi served as the Chief Executive Officer of Ria and has spent his entire career at either Ria or AFEX Money Express, a money transfer company purchased by Ria's founders. Mr. Bianchi began his career at AFEX in Chile in 1992, joined AFEX USA's operations in 1996, and became chief operating officer of AFEX-RIA in 2003. Mr. Bianchi studied business at the Universidad Andres Bello in Chile and completed the Executive Program in Management at UCLA's John E. Anderson School of Business.

NIKOS FOUNTAS, Senior Vice President - Managing Director, Europe EFT Processing Segment. Mr. Fountas joined Euronet subsequent to the Company's 2005 acquisition of Instreamline S.A. (now Euronet Card Services) in Greece. He served as managing director of the Company's Greece EFT subsidiary, responsible for Euronet's European card processing and cross-border acquiring operations until September 2009. In September 2009, Mr. Fountas took over his current responsibilities as managing director of Euronet's Europe EFT Processing Segment. Prior to joining Euronet, Mr. Fountas spent over 20 years working in management and executive-level positions in the IT field for several companies, including IBM for 12 years. He has a degree in computer science (Honors) from York University in Canada and post graduate studies in business administration from Henley Management School and IBM Business Professional Institute.

Departure of Directors or Certain Officers

In January 2011, Charles T. Piper, formerly Managing Director - epay Segment, left the Company.

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our Web site addresses are www.euronetworldwide.com and www.eeft.com. We make available all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act on our Web site free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC's EDGAR filing system accessible at www.sec.gov.

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

•
The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired businesses;

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

We have indirect exposure to the European sovereign debt crisis.

Although Euronet has no direct investments in European sovereign debt, we are indirectly exposed to its risks. Many of the customers of our EFT Segment are banks who may hold investments in European sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Such developments could negatively affect our business. Further, to the extent that sovereign debt concerns depress economic activity, it may negatively impact the number of transactions processed on our epay and money transfer networks, resulting in lower revenue.

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

We have a substantial amount of indebtedness. As of December 31, 2011, total liabilities were $979.6 million, of which $161.7 million represents long-term debt obligations, and total assets were $1,506.3 million. Of our total long-term debt obligations, $165.2 million is comprised of contingently convertible debentures that, in certain situations, could be settled in stock. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Restrictive covenants in our credit facilities may adversely affect us. The Credit Facility contains three financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, (2) Consolidated Senior Secured Leverage Ratio and (3) Consolidated Fixed Charge Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

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

Increases in interest rates will adversely impact our results of operations.

For the $79.0 million outstanding balance of the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results of operations.

We may be required to recognize additional impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions.

Our total assets include approximately $588.5 million, or 39% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2010, we determined that certain goodwill assets of our epay businesses in the U.K., Spain and Romania were impaired and we recorded $70.9 million of non-cash impairment charges. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain, Australia or Brazil, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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

For example, currently there are no limitations on the repatriation of profits from any of the countries in which we have subsidiaries, but foreign currency exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us.

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

The U.S. Treasury Regulations contain an anti-abuse regulation, set forth in Section 1.1275-2(g), that grants the Commissioner of the Internal Revenue Service authority to depart from the regulations if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to our convertible debentures and ultimately sustained, our deductions attributable to the convertible debentures could be limited to the stated interest thereon. The scope of application of the anti-abuse regulations is unclear. However, we are of the view that the application of the contingent payment debt instrument regulations ("Contingent Debt Regulations") described in U.S. Treasury Regulations Section 1.1275-4 to our convertible debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position was asserted and ultimately sustained, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the convertible debentures.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act.
Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti-corruption laws in other jurisdictions, such as the United Kingdom Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.
Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment and resolve tax disputes. These interactions create a risk that actions may occur that could violate the FCPA or other similar laws.

Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.
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

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders' ability to sell their shares for a premium in a change of control transaction.

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

We have also approved a stockholders' rights agreement (the ''Rights Agreement'') between Euronet and EquiServe Trust Company, N.A., (subsequently renamed Computershare Limited) as Rights Agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-thousandth (1/1,000) of a share (a ''Unit'') of Junior Preferred Stock at a price of $57.00 per Unit upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of Euronet's then-outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet's then-current stock price. The existence of the Rights Plan may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed by our management and board of directors.

Our directors and officers, together with the entities with which they are associated, owned approximately 9% of our Common Stock as of December 31, 2011, giving them significant control over decisions related to our Company.

This control includes the ability to influence the election of directors of our Company and to cast a large block of votes with respect to virtually all matters submitted to a vote of our stockholders. This concentration of control may have the effect of delaying or preventing transactions or a potential change of control of our Company.

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

An additional 10.9 million shares of Common Stock, representing 22% of the shares outstanding as of December 31, 2011, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2011, we had an aggregate of 6.2 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.8 million options are vested and exercisable as of December 31, 2011. Approximately 0.5 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Upon the occurrence of certain events, another 4.2 million shares of Common Stock could be issued upon conversion of the Company's Convertible Debentures issued in October 2005; in certain situations, the number of shares issuable could be higher.

Accordingly, based on current trading prices of our Common Stock, approximately 10.9 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock.

Of the 6.2 million total options and restricted stock awards outstanding, an aggregate of 3.3 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Our competition in the EFT Processing Segment, epay Segment and Money Transfer Segment includes large, well-financed companies and financial institutions larger than us with earlier entry into the market. As a result, we may lack the financial resources and access to capital needed to capture increased market share.

EFT Processing Segment - Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies offer ATM network and outsourcing services that compete with us in various markets. In some cases, these companies also sell a broader range of card and processing services than we, and are in some cases, willing to discount ATM services to obtain large contracts covering a broad range of services. Competitive factors in our EFT Processing Segment include network availability and response time, breadth of service offering, price to both the bank and to its customers, ATM location and access to other networks.

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

epay Segment - We face competition in the epay business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of commissions or to negotiate directly with the mobile phone operators, which may compress our margins. Additionally, certain of our content providers, including mobile phone operators have shown interest in entering into direct contracts with retailers and/or developing processing technology that could diminish or eliminate the need for intermediate processors and distributors.

Money Transfer Segment - Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc. and others, some of which are larger than we are and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

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

With respect to our money transfer business, our business is primarily conducted through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn, we collect from the agents the proceeds due to us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. Additionally, our Company-owned stores transact a significant amount of business in cash. Although we have safeguards in place, cash transactions have a higher exposure to fraud and theft than other types of transactions. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts, or the loss of cash in our stores could have a material adverse effect our business, financial condition and results of operations.

Because we typically enter into short-term contracts with content providers and retailers, our epay business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.

Our contracts with content providers to distribute and process content, including prepaid mobile airtime recharge services, typically have terms of less than three years. Many of those contracts may be canceled by either party upon three months' notice. Our contracts with content providers are not exclusive, so these providers may enter into contracts with other service providers. In addition, our service contracts with major retailers typically have terms of one to three years, and our contracts with smaller retailers typically may be canceled by either party upon three to six months' notice. The cancellation or non-renewal of one or more of our significant content provider or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, commission terms or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the content providers could also have a material adverse effect on our business, financial condition or results of operations.

The growth and profitability of our epay business may be adversely affected by changes in state, federal or foreign laws, rules and regulations.

As we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations. Certain new product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

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

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from ''interchange fees'' that are set by the central ATM processing switch. The banks that participate in these switches set the interchange fee, and we are not in a position in any market to greatly influence these fees, which may increase or decrease over time. A significant decrease in the interchange fee in any market could adversely affect our results in that market.

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

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As described elsewhere in this filing, we have been the subject of a computer security breach and cannot exclude the possibility of additional breaches in the futures.

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

Deliberate, malicious acts, including terrorism, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could hinder our sales. Our facilities could be damaged or destroyed, requiring us to repair or replace our facilities at substantial cost. Employees, contractors and the public could suffer substantial physical injury for which we could be liable. Governmental authorities may impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our operating results and financial condition.
We could incur substantial losses if one of the third party depository institutions we use in our operations were to fail.

As part of our business operations, we maintain cash balances at third party depository institutions. We could incur substantial losses if a financial institution in which we have significant deposits fails.

We are required under certain national laws and the rules of financial transaction switching networks in all of our markets to have ''sponsors'' to operate ATMs and switch ATM transactions. Our failure to secure ''sponsor'' arrangements in Germany or any other market could prevent us from doing business in that market.

Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution we are required to have a ''sponsor'' bank to conduct ATM operations in those countries. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these ''sponsor'' arrangements with financial institutions.

To date, we have been successful in reaching contractual arrangements that have permitted us to operate in all of our target markets. However, we cannot assure you that we will continue to be successful in reaching these arrangements, and it is possible that our current arrangements will not continue to be renewed. If we are unable to secure “sponsor” arrangements in any market, we could be prevented from doing business in that market.

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

Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. Our expansion into new markets is dependent upon our ability to successfully apply our existing technology or to develop new applications to satisfy market demand. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve expected growth in revenues and earnings.

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

The Dodd-Frank Act could have an adverse effect on our ability to hedge risks associated with our business.

The Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The act requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of foreign currency related derivatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Leawood, Kansas. As of December 31, 2011, we also maintained principal operational offices in Sao Paulo, Brazil; Montréal, Canada; Antiguo Cuscatlán, El Salvador; Mexico City, Mexico; San Juan, Puerto Rico; Buena Park, California; Leawood, Kansas; Little Rock, Arkansas; Liverpool and Sydney, Australia; Beijing, China; Mumbai and Pune, India; Auckland, New Zealand; Brussels, Belgium; Sofia, Bulgaria; Zagreb, Croatia; Prague, Czech Republic; Paris, France; Berlin, Hamburg, Martinsried and Munich, Germany; Vienna, Austria; Athens, Greece; Budapest, Hungary; Dublin, Ireland; Milan and Rome, Italy; Warsaw and Kraców, Poland; Bucharest, Romania; Belgrade, Serbia; Bratislava, Slovakia; Madrid, Spain; Stockholm, Sweden; Geneva, Switzerland; Basildon and London, U.K.; Kiev, Ukraine; Cairo, Egypt; and Karachi, Pakistan. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Beijing, China; Mumbai, India; and Karachi, Pakistan. Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Kansas City, Missouri; and Milan, Italy. Our processing center for the Money Transfer Segment is located in Buena Park, California.

Our processing centers in Budapest, Beijing, Mumbai, Karachi, Basildon, Martinsried, Kansas City, Milan and Buena Park have off-site real time backup processing centers that are capable of providing full or partial processing services in the event of failure of the primary processing centers.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the ordinary course of its business.

The discussion regarding litigation in Part II, Item 8 - Financial Statements and Supplementary Data and Note 19, Litigation and Contingencies, to the consolidated financial statements included elsewhere in this report is incorporated herein by reference.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2011		2010
For the quarters ended	High	Low	High	Low
December 31	$20.56	$14.55	$19.09	$16.16
September 30	$17.64	$13.55	$18.28	$12.40
June 30	$19.39	$14.88	$21.52	$12.36
March 31	$20.25	$16.62	$22.71	$18.01

DIVIDENDS

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.

HOLDERS

At December 31, 2011, we had 72 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding.

PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

During 2011, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

STOCK PERFORMANCE GRAPH

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2006 through December 31, 2011 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2006.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

$140
$120
$100
$80
$60
$40
$20
$0

	2006	2007	2008	2009	2010	2011
Euronet Worldwide Inc.	100.00	101.04	39.10	73.92	58.74	62.24
NASDAQ Stock Market (US Companies)	100.00	108.47	66.35	95.38	113.20	113.82
NASDAQ Financial Index	100.00	89.90	62.67	65.62	74.77	68.29

NOTE: Derived from CRSP NASDAQ Stock Market, Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Used with permission. All rights reserved. Graph copyright 2012 Zacks Investment Research, Inc.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:			2,261,688
Stock option awards	4,994,581	$15.11
Restricted stock unit awards	1,181,785	—
Equity compensation plans not approved by security holders	—	—	—
Total	6,176,366	$12.22	2,261,688
___________________________________

STOCK REPURCHASES
For the three months ended December 31, 2011, the Company purchased 204,570 shares of its Common Stock in the open market, in accordance with the authorization by its Board of Directors announced on August 22, 2011. The Company is authorized to repurchase up to $100 million or 5 million shares of its Common Stock through August 22, 2013. The following table sets forth information with respect to those shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	204,570	$15.26	204,570	3,977,841
___________________________________

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes contained in Item 8 - Financial Statements and Supplementary Data in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2011	2010	2009	2008	2007
Consolidated statements of operations data:
Revenues	$1,161,304	$1,038,269	$1,032,694	$1,045,665	$902,666
Operating expenses (1)	1,021,710	975,504	904,406	1,138,435	779,435
Depreciation and amortization	60,457	57,496	56,023	56,251	46,997
Operating income (loss) (1)	79,137	5,269	72,265	(149,021)	76,234
Other expenses, net	(18,197)	(21,748)	(17,026)	(52,896)	(6,277)
Income from unconsolidated affiliates	1,852	1,461	1,934	1,250	908
Income (loss) from continuing operations before income taxes	62,792	(15,018)	57,173	(200,667)	70,865
Income tax (expense) benefit	(24,704)	(22,899)	(25,836)	7,337	(34,038)
Income (loss) from continuing operations	$38,088	$(37,917)	$31,337	$(193,330)	$36,827
Earnings (loss) per share from continuing operations:
Basic	$0.73	$(0.75)	$0.59	$(3.91)	$0.77
Diluted	$0.71	$(0.75)	$0.58	$(3.91)	$0.74
Consolidated balance sheet data (at period end):
Assets	$1,506,329	$1,409,372	$1,412,679	$1,405,644	$1,850,449
Debt obligations, long-term portion	161,694	286,105	320,283	294,355	491,923
Capital lease obligations, long-term portion	4,249	2,363	1,997	6,356	11,520
Summary network data
Number of operational ATMs at end of period	14,224	10,786	9,720	10,128	11,347
EFT processing transactions during the period (millions)	943	794	703	672	582
Number of operational prepaid processing POS terminals at end of period (rounded)	615,000	563,000	498,000	430,000	396,000
Prepaid processing transactions during the period (millions)	1,064	891	777	713	635
Money transfer transactions during the period (millions)	24.3	21.1	19.1	17.8	12.8
___________________

(1)
The results of 2010, 2009 and 2008 include non-cash charges related to impairment of goodwill and acquired intangible assets of $70.9 million, $9.9 million and $220.1 million, respectively. The results for 2007 include a benefit of $12.2 million for a federal excise tax refund which was recorded as a reduction to operating expenses.

Note: We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including acquisitions in 2007, 2010 and 2011 (See Note 5, Acquisitions, to the consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of December 31, 2011, we operate in the following three operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 14,224 ATMs and approximately 57,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and electronic recharge services for prepaid mobile airtime. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 615,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. With the purchase of cadooz Holding GmbH ("cadooz") in September 2011, we now distribute vouchers and physical gifts in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 146,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 29 principal offices in Europe, seven in North America, eight in Asia Pacific and one in South America. Our executive offices are located in Leawood, Kansas, USA. With approximately 80% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations (for more discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 17% of total consolidated revenues for the year ended December 31, 2011, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value-added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 58% of total consolidated revenues for the year ended December 31, 2011, are primarily derived from commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products and from the sale of vouchers. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the year ended December 31, 2011, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.

OPPORTUNITIES AND CHALLENGES

Our expansion plans and opportunities are focused on six primary areas:

•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs;

•	expansion of value added services in our EFT Processing Segment;

•	expansion of our epay processing network and portfolio of electronic payment products;

•	expansion of our money transfer and bill payment network; and

•	development of our credit and debit card outsourcing business.
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

We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take several months. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

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

•	the ability to negotiate new agreements in additional markets with mobile operators, content providers, agent financial institutions and retailers;

•	the ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	the ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we grow organically. Competition among prepaid mobile airtime distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime distributors, offer a superior product offering and demonstrate the value of a global network. In a few of the markets in which we operate, such as Brazil and the Middle East, many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in electronic payment products, expansion of our network of retailers and access to all mobile operators' products) remain present.
Money Transfer Segment — The expansion and development of our Money Transfer Segment business will depend on various factors, including, but not necessarily limited to, the following:

•	the growth in worker migration and employment opportunities;

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

Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the recessionary economic environment and immigration developments, the number of money transfers from the U.S. to Mexico decreased in 2010 and 2009 compared to respective prior years. During the second half of 2011, the number of money transfers from the U.S. to Mexico increased when compared to the same period in 2010, resulting in the number of money transfers for the year ended December 31, 2011 being essentially the same as those made during 2010. We believe the current level of activity indicates the beginning of the recovery of this important corridor.
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

SEGMENT REVENUES AND OPERATING INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Revenues			Operating Income (Loss)
(in thousands)	2011	2010	2009	2011	2010	2009
EFT Processing	$199,249	$194,875	$197,740	$33,208	$38,168	$48,190
epay	677,051	599,023	602,075	56,774	(24,303)	49,446
Money Transfer	285,299	244,606	232,879	17,126	13,366	(354)
Total	1,161,599	1,038,504	1,032,694	107,108	27,231	97,282
Corporate services and eliminations	(295)	(235)	—	(27,971)	(21,962)	(25,017)
Total	$1,161,304	$1,038,269	$1,032,694	$79,137	$5,269	$72,265

SUMMARY

Our annual consolidated revenues increased by 12% for 2011 compared to 2010 and by 1% for 2010 from 2009. The 2011 increase was primarily due to the September 2010 acquisition of Telecomnet, Inc., a Brazilian prepaid mobile airtime distribution company now known as epay Brazil, the September 2011 acquisition of the German voucher and physical gift fulfillment company cadooz Holding GmbH ("cadooz"), the increase in the number of money transfers processed and the impact of stronger foreign currencies. The 2010 increase was primarily due to the acquisition of epay Brazil, the increase in the number of money transfers processed and the impact of stronger foreign currencies, largely offset by decreased commission rates in several of our epay markets and decreased ATM interchange fees in Poland.

Our operating income for 2010 and 2009 includes non-cash goodwill and intangible asset impairment charges of $70.9 million and $9.9 million, respectively, as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements. Excluding the goodwill and intangible assets impairment charges, our operating income increased 4% for 2011 from 2010 and decreased 7% for 2010 from 2009. The 2011 increase was mainly due to the expansion of value added services in the EFT Processing Segment, increased profitability in the epay Segment, primarily related to the growth in Germany and the impact of the acquisition of epay Brazil, and the improvements in the Money Transfer Segment driven by a greater number of transactions processed. These increases were partly offset by reduced transaction fees in Germany beginning in January 2011, the full year impact of the Poland interchange fee reductions and increased corporate operating expenses, mainly related to increased share-based compensation and professional fees. The 2010 decrease was mainly the result of lower profitability in the EFT Processing Segment, primarily related to lower ATM interchange fees in Poland, partly offset by improvements in the Money Transfer Segment driven by a greater number of transactions processed.

Net income attributable to Euronet Worldwide, Inc. for 2011 was $37.0 million, or $0.71 per diluted share, compared to net loss attributable to Euronet Worldwide, Inc. for 2010 of $38.4 million, or $0.75 per diluted share, and net income attributable to Euronet Worldwide, Inc. for 2009 of $30.3 million, or $0.59 per diluted share. In addition to the explanations above, net income (loss) for 2011, 2010 and 2009 included foreign currency exchange gain (loss) of $(1.7) million, $(7.6) million and $3.9 million, respectively. Net income attributable to Euronet Worldwide, Inc. for 2009 included a gain from discontinued operations of $0.5 million, or $0.01 per diluted share.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our 2011 and 2010 consolidated operating income was approximately 6% and 2% more, respectively, when compared to the immediate prior year as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results for 2011, 2010 and 2009. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2011 and 2010, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Year Ended December 31,			2011 Increase (Decrease) Percent	2010 Increase (Decrease) Percent
Currency	2011	2010	2009
Australian dollar	$1.0329	$0.9199	$0.7922	12%	16%
British pound	$1.6042	$1.5458	$1.5660	4%	(1)%
euro	$1.3923	$1.3272	$1.3938	5%	(5)%
Hungarian forint	$0.0050	$0.0048	$0.0050	4%	(4)%
Indian rupee	$0.0215	$0.0219	$0.0207	(2)%	6%
Polish zloty	$0.3395	$0.3330	$0.3235	2%	3%

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 - BY OPERATING SEGMENT
EFT PROCESSING SEGMENT
The following table presents the results of operations for our EFT Processing Segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$199,249	$194,875	$4,374	2%
Operating expenses:
Direct operating costs	95,739	92,594	3,145	3%
Salaries and benefits	29,487	27,259	2,228	8%
Selling, general and administrative	19,798	17,393	2,405	14%
Depreciation and amortization	21,017	19,461	1,556	8%
Total operating expenses	166,041	156,707	9,334	6%
Operating income	$33,208	$38,168	$(4,960)	(13)%
Transactions processed (millions)	943	794	149	19%
ATMs as of December 31	14,224	10,786	3,438	32%
Average ATMs	12,114	10,438	1,676	16%

Revenues
Our revenues for 2011 increased slightly when compared to 2010 primarily due to the impact of the stronger foreign currencies, growth in value added services and an increase in the number of ATMs under management. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the stronger foreign currencies. Partly offsetting the increase were decreases in transaction fees in Germany. We were able to increase transaction fees in Germany beginning in mid-2009 and were generally able to maintain them through 2010; however, we experienced reductions in these fees beginning in 2011 as a result of market and regulatory factors. Further decreases in revenues during 2011 resulted from the impact of decreased interchange fee revenues in Poland beginning in the second quarter of 2010.
Average monthly revenue per ATM was $1,371 for 2011, compared to $1,556 for 2010. The decrease is primarily due to the reductions in transaction fees in Germany that took effect in the first quarter of 2011 and the decrease in interchange fees in Poland that took effect in the second quarter of 2010, partly offset by the impact of the stronger foreign currencies and growth in value added services. Revenue per transaction was $0.21 for 2011 compared to $0.25 for 2010. These decreases are primarily the result of the reductions in transaction fees in Germany, the decreased interchange fees in Poland and the growth of Cashnet (Euronet's shared ATM network in India) transactions, which generate lower revenues per transaction than those on owned or outsourced ATMs. These decreases were partly offset by the impact of the stronger foreign currencies and growth in value added services.

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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in 2011 compared to 2010 primarily due to the impact of the stronger foreign currencies and the increase in the number of ATMs under management, partly offset by operating cost improvements in Poland.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $103.5 million for 2011 compared to $102.3 million for 2010. The increase is primarily due to the impact of the stronger foreign currencies, growth in value added services and the increase in ATMs under management, partly offset by reduced transaction fees in Germany and reduced interchange fees in Poland. Gross profit as a percentage of revenues (“gross margin”) was 52% for both 2011 and 2010.
Salaries and benefits
The increase in salaries and benefits for 2011 compared to 2010 is primarily due to growth in India, increased bonus expense for 2011 and the impact of the stronger foreign currencies. As a percentage of revenues, these costs increased to 14.8% for 2011 compared to 14.0% for 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.

Selling, general and administrative
The increase in selling, general and administrative expenses for 2011 compared to 2010 is primarily due to increased operating costs to support growth in the business and the impact of the stronger foreign currencies. As a percentage of revenues, selling, general and administrative expenses increased to 9.9% for 2011 compared to 8.9% for 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Depreciation and amortization
Depreciation and amortization expense increased for 2011 compared to 2010 primarily due to the impact of the stronger foreign currencies and ATM expansion or replacement. As a percentage of revenues, depreciation and amortization expense increased to 10.5% for 2011 compared to 10.0% for 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Operating income
Operating income as a percentage of revenues (“operating margin”) for 2011 was 16.7% compared to 19.6% for 2010. The decrease in operating income and operating margin in 2011 compared 2010 is primarily due to the reduced transaction fees in Germany and decreased interchange fee revenues in Poland, partly offset by the impact of the stronger foreign currencies, growth in value added services and the increase in ATMs under management. Operating income per transaction was $0.04 for 2011 and $0.05 for 2010, reflecting the reduced transaction fees in Germany, the reduced interchange fee revenues in Poland and the increase in Cashnet transactions which have lower-than-average operating income per transaction, partly offset by the impact of the stronger foreign currencies and growth in value added services.

2010 Compared to 2009

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$194,875	$197,740	$(2,865)	(1)%
Operating expenses:
Direct operating costs	92,594	83,198	9,396	11%
Salaries and benefits	27,259	30,302	(3,043)	(10)%
Selling, general and administrative	17,393	17,437	(44)	—%
Depreciation and amortization	19,461	18,613	848	5%
Total operating expenses	156,707	149,550	7,157	5%
Operating income	$38,168	$48,190	$(10,022)	(21)%
Transactions processed (millions)	794	703	91	13%
ATMs as of December 31	10,786	9,720	1,066	11%
Average ATMs	10,438	9,441	997	11%

Revenues

Our revenues for 2010 decreased slightly when compared to 2009 primarily due to reductions in ATM interchange fee revenues in Poland beginning in the second quarter of 2010 and $4.4 million of contract termination fees recorded in 2009. These decreases were largely offset by the increase in the number of ATMs under management in Poland and India, increased ATM transaction fees in Germany and the growth in transaction volumes in Cashnet - Euronet's shared ATM network in India.

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

Direct operating costs

Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers' facility-related costs and other processing center-related expenses. The increase in direct operating costs for 2010, compared to 2009, is attributed to the increase in the number of ATMs under operation.

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

Operating income

Operating margin was 19.6% for 2010 compared to 24.4% for 2009 and operating income per transaction was $0.05 for 2010 and $0.07 for 2009. The decreases in operating income, operating margin and operating income per transaction were primarily due to the reduced ATM interchange fees in Poland and the 2009 contract termination fees described above, partly offset by more ATMs under management and the increased ATM transaction fees in Germany.

EPAY SEGMENT
The following table presents the results of operations for our epay Segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$677,051	$599,023	$78,028	13%
Operating expenses:
Direct operating costs	514,429	469,293	45,136	10%
Salaries and benefits	48,386	34,429	13,957	41%
Selling, general and administrative	38,711	31,926	6,785	21%
Goodwill impairment	—	70,925	(70,925)	n/m
Depreciation and amortization	18,751	16,753	1,998	12%
Total operating expenses	620,277	623,326	(3,049)	—%
Operating income (loss)	$56,774	$(24,303)	$81,077	n/m
Transactions processed (millions)	1,064	891	173	19%
_____________________
n/m - Not meaningful.
Revenues
The increase in revenues for 2011 compared to 2010 was primarily due to the impact of our September 2010 acquisition of Telecomnet, Inc., now known as epay Brazil, the impact of our September 2011 acquisition of cadooz, an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies. This increase was partly offset by declines in the number of transactions processed in the U.K. and Australia, which were mostly driven by economic and competitive pressures, lower cost call plans and the impact of certain large retailers entering into direct agreements with two mobile operators in Australia. Additionally, while epay Brazil contributed to the 2011 increase from 2010, it experienced decreases in revenues during 2011 due to a certain mobile operator modifying its distribution strategy. This development is expected to negatively impact epay Brazil's revenues into 2012.
In certain markets, our revenue growth has slowed due to mobile operators driving competitive reductions in commissions, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.64 for 2011 compared to $0.67 for 2010. The decrease in revenues per transaction is due mainly to the changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with strong contribution to gross profit. The decreases were partly offset by the impact of the stronger foreign currencies.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs is generally attributable to the impact of epay Brazil, increases in transactions processed in certain markets, the addition of cadooz and the impact of the stronger foreign currencies. These increases are partly offset by declines in the number of transactions processed in Australia and the U.K. and a higher percentage of lower cost transactions.

Gross profit
Gross profit, which represents revenues less direct costs, was $162.6 million for 2011 compared to $129.7 million for 2010. The primary causes of the increase in gross profit are the impact of epay Brazil, the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – the addition of cadooz and the impact of the stronger foreign currencies, partly offset by transaction volume declines in Australia. Gross margin increased to 24% for 2011 compared to 22% for 2010, mainly reflecting the impact of epay Brazil and the growth in Germany. Gross profit per transaction remained flat at $0.15 for both 2011 and 2010, reflecting the impact of the stronger foreign currencies offsetting the impact of a higher percentage of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for 2011 compared to 2010 is primarily due to the impacts of epay Brazil and the stronger foreign currencies, along with additional headcount to support development of new products and growing markets. As a percentage of revenues, salaries and benefits increased to 7.1% for 2011 from 5.7% for 2010.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2011 compared to 2010 is mainly due to the impacts of epay Brazil, the acquisition of cadooz and the stronger foreign currencies. Additional increases were driven by cash losses related to an employee theft of funds, overhead to support development of new products and growing markets, and professional fees related to acquisitions. These increases were partly offset by a probable recovery of insurance proceeds for the employee theft and a decrease in bad debt expense in certain markets. As a percentage of revenues, these expenses increased to 5.7% for 2011 compared to 5.3% for 2010.

Goodwill impairment

In 2010, we recorded a non-cash goodwill impairment charge of $70.9 million with no impairment charges recorded in 2011. See the discussion below in the epay Segment's comparison of 2010 results to 2009 and Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for a further discussion of these charges.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for 2011 compared to 2010 mainly due to the impacts of epay Brazil and the stronger foreign currencies, partly offset by decreased expense in mature markets where acquired intangible assets are becoming fully amortized and POS terminals are becoming fully depreciated at a faster rate than new terminals are being installed. As a percentage of revenues, these expenses remained flat at 2.8% for both 2011 and 2010.
Operating income
The increase in operating income for 2011 compared to 2010 is primarily due to the 2010 goodwill impairment charges, the impact of epay Brazil, the growth in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies, partly offset by decreased profitability in Australia. Excluding the goodwill impairment charges, operating margin increased to 8.4% for 2011 from 7.8% for 2010, mainly due to the growth in Germany. Operating income per transaction remained flat at $0.05 for 2011 and 2010.

2010 Compared to 2009

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$599,023	$602,075	$(3,052)	(1)%
Operating expenses:
Direct operating costs	469,293	485,305	(16,012)	(3)%
Salaries and benefits	34,429	28,753	5,676	20%
Selling, general and administrative	31,926	23,154	8,772	38%
Goodwill impairment	70,925	—	70,925	n/m
Depreciation and amortization	16,753	15,417	1,336	9%
Total operating expenses	623,326	552,629	70,697	13%
Operating income (loss)	$(24,303)	$49,446	$(73,749)	n/m
Transactions processed (millions)	891	777	114	15%
_____________________
n/m - Not meaningful.

Revenues

The decrease in revenues for 2010 compared to 2009 was generally attributable to mobile operator commission rate decreases in certain markets, declines in the number of transactions processed in the U.K., Spain and Australia due to economic pressures, and changes in the mix of transactions to lower revenue transactions. These decreases were largely offset by the increase in transactions processed in Germany, Italy, India and our ATX subsidiary, the impact of the third quarter 2010 acquisition of epay Brazil and the impact of the weaker U.S. dollar compared to the Australian dollar. The epay Segment offers different types of services with associated differences in revenues and costs per transaction. Although transactions processed have increased in 2010 compared to 2009, a shift in the mix of transactions has contributed to lower revenues. However, due to a shift to transactions with higher profit margins, our gross profits have increased.

Revenues per transaction decreased to $0.67 for 2010 from $0.77 for 2009, primarily due to the decrease in mobile operator commission rates and changes in the mix of transactions, particularly due to growth in India and our ATX subsidiary where revenues per transaction are considerably lower than average. ATX provides transaction processing services only without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions is a fraction of that recognized on average transactions, but with very low associated costs.

Direct operating costs

Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other electronic payment products, as well as expenses required to operate POS terminals. The decrease in direct operating costs is generally attributable to the decrease in mobile operator commission revenues having been largely passed on to retail merchants resulting in lower commission costs, and changes in the mix of transactions to those with lower costs. The decrease was partly offset by the epay Brazil direct costs incurred after it was acquired in the third quarter of 2010, the increase in the number of transactions processed and the impact of the weaker U.S. dollar compared to the Australian dollar.

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

Goodwill impairment

In 2010, we recorded a non-cash goodwill impairment charge of $70.9 million. The fourth quarter of 2010 reflected continuing declines in profitability for certain reporting units of the epay Segment in Central and Western Europe. While these decreases were primarily driven by general economic conditions in the respective markets, developments led us to conclude that our ability to recover from these declines would be more difficult for our epay reporting units in the U.K., Spain and Romania. The U.K. reporting unit primarily provides prepaid mobile airtime top-up services in a mature market with limited growth for these services and it has experienced protracted declines in the volume of transactions processed. While new product offerings in the U.K. provide a significant opportunity, the dependence on top-up services is expected to hamper the unit's overall growth. In Spain, the general economic conditions led us to conclude that the profitability of our Spanish epay unit would grow more slowly and take longer to recover than our other European epay units. Finally, while the operating results of the Romanian epay unit improved during 2010, late in 2010 and into 2011, the unit experienced strong pressure on its gross margins. In light of those developments, we recorded goodwill impairment charges of $58.2 million related to the U.K., $11.2 million related to Spain and $1.5 million related to Romania. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for a further discussion of these charges.

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

MONEY TRANSFER SEGMENT
The following tables present the results of operations for our Money Transfer Segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$285,299	$244,606	$40,693	17%
Operating expenses:
Direct operating costs	130,783	113,913	16,870	15%
Salaries and benefits	70,603	59,109	11,494	19%
Selling, general and administrative	46,441	37,746	8,695	23%
Depreciation and amortization	20,346	20,472	(126)	(1)%
Total operating expenses	268,173	231,240	36,933	16%
Operating income	$17,126	$13,366	$3,760	28%
Transactions processed (millions)	24.3	21.1	3.2	15%

Revenues
The increase in revenues for 2011 compared to 2010 is primarily due to the increase in the number of transactions processed and the impact of the stronger foreign currencies. The growth in transactions processed was driven by a 16% increase in transfers from non-U.S. markets in 2011 and growth in other products such as mobile top-up, check cashing and bill payment. The increase in transfers from non-U.S. markets is due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $11.74 for 2011 from $11.59 for 2010. The growth rate of revenues exceeded the transaction growth rate for 2011 compared to 2010 largely as a result of the impact of the stronger foreign currencies and the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For 2011, 57% of our money transfers were initiated in the U.S. and 43% in non-U.S. markets compared to 59% initiated in the U.S. and 41% in non-U.S. markets for 2010. We expect that the U.S. will continue to represent our highest volume market; however, continued future growth is expected to be derived from the addition of new products and the expansion of our agent and correspondent payout networks in new and existing markets outside the U.S.
Over the past few years, the number of money transfers from the U.S. to Mexico had been decreasing on a year-over-year basis. In the second half of 2011, the number of money transfers in this corridor increased when compared to the same period in 2010, resulting in the number of money transfers for the full year 2011 being basically flat compared to 2010. We expect the recent growth in this corridor to continue and positively affect our 2012 revenues.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from sending agents. The increase in direct operating costs in 2011 compared to 2010 is primarily due to the growth in transactions processed and the impact of the stronger foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $154.5 million for 2011 compared to $130.7 million for 2010. The improvements are primarily due to the growth in money transfer transactions, the impact of the stronger foreign currencies, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for 2011 compared to 53% for 2010. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources.

Salaries and benefits
The increase in salaries and benefits for 2011 compared to 2010 is due to the increased expenses we incurred to support expansion of our operations and the impact of the stronger foreign currencies. As a percentage of revenues, salaries and benefits increased to 24.7% for 2011 compared to 24.2% for 2010.
Selling, general and administrative
Selling, general and administrative expenses increased for 2011 compared to 2010, primarily as the result of the increased expenses we incurred to support expansion of our operations and the impact of the stronger foreign currencies. As a percentage of revenues, selling, general and administrative expenses increased to 16.3% for 2011 from 15.4% for 2010.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2011, depreciation and amortization was essentially flat compared to 2010 as the impact of the increased capital expenditures was offset by certain acquired intangible assets becoming fully amortized during 2011. As a percentage of revenues, depreciation and amortization decreased to 7.1% for 2011 from 8.4% for 2010, reflecting the intangibles which became fully amortized in 2011 and a shift in achieving a greater portion of expansion through agents which requires less capital expenditures than expansion from adding company-owned stores.
Operating income
Operating income increased by $3.8 million for 2011 compared to 2010, reflecting the growth in transactions processed, the shift in transactions to non-U.S. markets, the impact of the stronger foreign currencies, the addition of new products and lower intangible amortization expense, partly offset by increased salaries and benefits and selling, general and administrative expenses for expansion. Operating margin was 6.0% for 2011 compared to 5.5% for 2010 while operating income per transaction increased to $0.70 for 2011 from $0.63 for 2010.

2010 Compared to 2009

The following table presents the results of operations for the years ended December 31, 2010 and 2009 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2010	2009	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$244,606	$232,879	$11,727	5%
Operating expenses:
Direct operating costs	113,913	109,867	4,046	4%
Salaries and benefits	59,109	54,166	4,943	9%
Selling, general and administrative	37,746	38,716	(970)	(3)%
Goodwill and acquired intangible assets impairment	—	9,884	(9,884)	n/m
Depreciation and amortization	20,472	20,600	(128)	(1)%
Total operating expenses	231,240	233,233	(1,993)	(1)%
Operating income (loss)	$13,366	$(354)	$13,720	n/m
Transactions processed (millions)	21.1	19.1	2.0	10%
___________________
n/m - Not meaningful.

Revenues

The increase in revenues for 2010 compared to 2009 was primarily due to a 7% increase in the number of transactions processed for 2010 compared to 2009, driven by an 18% increase in transfers from non-U.S. markets. For 2010, money transfers to Mexico, which represented 21% of total money transfers, decreased by 8%, while transfers to all other countries increased 11% when compared to the prior year, primarily due to the expansion of our correspondent payout networks and agent networks in non-U.S. markets. The decline in transfers to Mexico was largely the result of downturns in certain labor markets and other economic factors impacting the U.S. market, as well as immigration developments in the U.S.

Revenues per transaction were $11.59 for 2010 compared to $12.19 for 2009. The decrease was largely the result of marginally lower spreads on foreign currency exchange margins and slightly lower average amount transferred per transaction in 2010 compared to 2009. These decreases were partly offset by the continued shift in transaction mix to non-U.S. locations, which generally have higher-than-average revenues per transaction. For 2010, 59% of our money transfers were initiated in the U.S. and 41% in non-U.S. markets. For 2009, 63% of our money transfers were initiated in the U.S. and 37% in non-U.S. markets.

Direct operating costs

Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and distribution agents that disburse funds to the customer's destination beneficiary, together with less significant costs, such as telecommunication and bank fees to collect money from originating agents. The increase in direct operating costs in 2010 compared to 2009 is primarily due to the growth in the number of transactions processed.

Gross profit

Gross profit was $130.7 million for 2010 compared to gross profit of $123.0 million for 2009. This improvement is primarily due to the growth in the number of money transfers, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin remained flat at 53% for 2010 and 2009.

Salaries and benefits

Salaries and benefits include salaries and commissions paid to employees, the cost of providing employee benefits, amounts paid to contract workers and accruals for incentive compensation. The increase in salaries and benefits for 2010 compared to 2009 is primarily due to the increased expenses we incurred to support expansion of our operations, primarily internationally. As a percentage of revenues, salaries and benefits increased to 24.2% for 2010 from 23.3% for 2009.

Selling, general and administrative

Selling, general and administrative expenses include operations support costs, such as rent, utilities, professional fees, indirect telecommunications, advertising and other miscellaneous overhead costs. The decrease in selling, general and administrative expenses for 2010 compared to 2009 is primarily the result of our ability to leverage fixed operating costs while expanding the business, primarily internationally, and decreased legal fees. As a percentage of revenues, selling, general and administrative expenses decreased to 15.4% for 2010 from 16.6% for 2009.

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

CORPORATE SERVICES

The components of Corporate Services operating expenses for 2011, 2010 and 2009 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2011	2010	2009	2011 Increase (Decrease) Percent	2010 Decrease Percent
Salaries and benefits	$19,998	$15,587	$16,226	28%	(4)%
Selling, general and administrative	7,557	5,559	7,398	36%	(25)%
Depreciation and amortization	343	810	1,393	(58)%	(42)%
Total operating expenses	$27,898	$21,956	$25,017	27%	(12)%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 27% for 2011 compared to 2010. The increase in salaries and benefits is primarily the result of an increase in bonus expense due to improved full year expectations and an increase in share-based compensation expense. The increase in selling, general and administrative expenses is due mainly to higher professional fees for legal expense and tax consulting. The decrease in depreciation and amortization for 2011 compared to 2010 is primarily due to a three-year enterprise-wide desktop license becoming fully depreciated in May of 2010.

Operating expenses for Corporate Services decreased by 12% for 2010 compared to 2009. The decrease in salaries and benefits for 2010 compared to 2009 is primarily the result of lower incentive compensation accruals, partly offset by higher share-based compensation and salaries. The decrease in selling, general and administrative expenses for 2010 compared to 2009 is due primarily to lower legal, audit and acquisition-related professional fees. The decrease in corporate depreciation and amortization for 2010 compared to 2009 is the result of a three-year enterprise-wide desk-top license becoming fully depreciated in May of 2010.

OTHER INCOME (EXPENSE), NET

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2011	2010	2009	2011 Increase Percent	2010 Decrease Percent
Interest income	$5,749	$3,237	$3,250	78%	—%
Interest expense	(21,385)	(20,447)	(25,716)	5%	(20)%
Income from unconsolidated affiliates	1,852	1,461	1,934	27%	(24)%
Gain on settlements	1,000	3,110	—	n/m	n/m
Loss on early retirement of debt	(1,899)	—	(254)	n/m	n/m
Gain on sale of investment securities	—	—	1,751	n/m	n/m
Foreign currency exchange gain (loss), net	(1,662)	(7,648)	3,943	n/m	n/m
Other expense, net	$(16,345)	$(20,287)	$(15,092)	n/m	n/m
____________________
n/m — Not meaningful.

Interest income
The increase in interest income for 2011 from 2010 is primarily due to increased interest rates in Australia and Poland and the impact of the September 2010 acquisition of epay Brazil, which earns interest on cash collateral for bank guarantees. There were no significant changes in interest income for 2010 from 2009.
Interest expense
The increase in interest expense for 2011 from 2010 is primarily related to interest expense on letter of credit fees incurred by epay Brazil. The decrease in interest expense for 2010 from 2009 is primarily due to the lower interest rates paid on floating-rate debt and reductions in average amounts outstanding under the revolving credit facility.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia, our 49% investment in Euronet Middle East and our 47% investment in Euronet Indonesia. The increase in income for 2011 from 2010 is primarily the result of higher profitability of epay Malaysia and Euronet Middle East. Additionally, during 2010, we made a loan to Euronet Indonesia which caused us to recognize previous unrecognized losses as our investment had been fully written off due to losses incurred.
Gain on settlements
In 2011, Euronet recorded $1.0 million from the settlement of a class action lawsuit related to losses on MoneyGram, Inc. stock we formerly held.
In 2010, we reached a settlement regarding a dispute with the sellers of Ria Envia, Inc. ("Ria"). We received 226,634 shares of Euronet stock that had been held in escrow related to the Ria acquisition. The $3.5 million fair value of the shares on the date of the settlement was recorded as an addition to treasury stock and $3.1 million, net of settlement costs, was recorded as a non-operating gain.
Loss on early retirement of debt
During 2011, we entered into an amended and expanded credit facility and recorded a $1.7 million loss primarily related to the write-off of deferred financing costs associated with the extinguished credit facility. Also during 2011, we repurchased $3.6 million principal amount of our 3.5% convertible debentures and recognized a $0.2 million loss representing the difference in the amounts paid for the convertible debentures over their carrying amounts.
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
We recorded a net foreign currency exchange loss of $1.7 million and $7.6 million in 2011 and 2010, respectively, compared to a net foreign currency gain of $3.9 million in 2009. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Income (loss) from continuing operations before income taxes	$62,792	$(15,018)	$57,173
Income tax expense	(24,704)	(22,899)	(25,836)
Income (loss) from continuing operations	$38,088	$(37,917)	$31,337
Effective income tax rate	39.3%	(152.5)%	45.2%
Income (loss) from continuing operations before income taxes	$62,792	$(15,018)	$57,173
Adjust: Foreign currency exchange gain (loss), net	(1,662)	(7,648)	3,943
Adjust: Goodwill and acquired intangible assets impairment	—	(70,925)	(9,884)
Adjust: Gain on settlements	1,000	3,110	—
Adjust: Loss on early retirement of debt	(1,899)	—	(254)
Adjust: Gain on sale of investment securities	—	—	1,751
Income from continuing operations before income taxes, as adjusted	$65,353	$60,445	$61,617
Income tax expense	$(24,704)	$(22,899)	$(25,836)
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	265	(3)	(29)
Income tax expense, as adjusted	$(24,969)	$(22,896)	$(25,807)
Effective income tax rate, as adjusted	38.2%	37.9%	41.9%

We calculate our effective tax rate by dividing income tax expense by pre-tax book income. Our effective tax rates were 39.3%, (152.5)% and 45.2% for the years ended December 31, 2011, 2010 and 2009, respectively. There are several factors that have caused our effective tax rates to fluctuate over the past three years. The most significant of these factors include the Company's tax position in the U.S., the impact of foreign currency exchange translation results, the impairments for goodwill and acquired intangible assets recorded in 2010 and 2009, the gain on settlements recorded in 2011 and 2010, the losses on early retirement of debt recorded in 2011 and 2009 and the gain related to investment securities recorded in 2009. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 38.2%, 37.9% and 41.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

The increase in the effective tax rate, as adjusted, for 2011 compared to the applicable statutory rate of 35% is primarily related to our U.S. tax position. For the year ended December 31, 2011, we have recorded a valuation allowance against our U.S. federal tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized for this period. The effective tax rate, as adjusted, remains largely unchanged for 2011 compared to 2010 primarily due to the implementation of tax planning initiatives, foreign country tax return true-ups and a shift in our mix of income to lower tax rate countries.

The decrease in adjusted effective tax rate for 2010 compared to 2009 is primarily due to a $1.0 million adjustment to the valuation allowance and tax contingency accrual related to deferred tax assets generated from prior U.S. net operating losses, a $0.8 million tax benefit related to a foreign tax law change recorded in 2010 and a $0.9 million reduction in unrecognized tax benefits for 2010.

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

DISCONTINUED OPERATIONS, NET

During the fourth quarter of 2009, we sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, for $6.5 million. This resulted in an after-tax gain of $0.2 million which is included in discontinued operations, net in the Consolidated Statements of Operations. Essentis' results of operations for 2009 are also shown as discontinued operations.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests was $1.1 million, $0.5 million and $1.5 million for 2011, 2010 and 2009, respectively. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Services LLC	95%	EFT - Russia

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $37.0 million for 2011 compared to a net loss of $38.4 million for 2010 and net income of $30.3 million for 2009. As more fully discussed above, the increase of $75.4 million for 2011 as compared to 2010 was mainly the result of the $73.9 million improvement in operating income in 2011, primarily due to the $70.9 million goodwill impairment charge in 2010. Additionally, foreign currency exchange loss decreased $6.0 million and net interest expense decreased $1.6 million. These increases to net income were partly offset by a $2.1 million decrease in settlement gains, a $1.9 million loss on early retirement of debt, and an increase in income tax expense of $1.8 million. Other items decreased net income by $0.3 million during 2011 compared to 2010.
The decrease of $68.7 million in 2010 compared to 2009 was mainly the result of the $67.0 million decrease in operating income, primarily due to the $61.0 million greater goodwill and acquired intangible assets impairment charge in 2010 than in 2009. Additionally, foreign currency exchange loss increased $11.6 million, while net interest expense decreased $5.3 million, income tax expense decreased $2.9 million and other items increased net income by $1.7 million.

TRANSLATION ADJUSTMENT

Translation gains and losses are the result of translating our foreign entities' balance sheets from local functional currency to the U.S. dollar reporting currency prior to consolidation and are recorded in comprehensive income (loss). As required by U.S. GAAP, during this translation process, asset and liability accounts are translated at current foreign currency exchange rates and equity accounts are translated at historical rates. Historical rates represent the rates in effect when the balances in our equity accounts were originally created. By using this mix of rates to convert the balance sheet from functional currency to U.S. dollars, differences between current and historical exchange rates generate this translation adjustment.

We recorded a gain (loss) on translation adjustment of $(26.7) million, $(16.0) million and $29.2 million in 2011, 2010 and 2009, respectively. In the latter half of 2009, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, resulting in translation gains which were recorded in comprehensive income (loss). During 2010 and 2011, the U.S. dollar strengthened compared to certain currencies and weakened compared to others and the net results were translation losses in both 2010 and 2011, which were recorded in comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2011, we had negative working capital, which is calculated as the difference between total current assets and total current liabilities, of $20.5 million, compared to working capital of $156.7 million as of December 31, 2010. Our ratio of current assets to current liabilities was 0.97 as of December 31, 2011, compared to 1.27 as of December 31, 2010. The decrease in working capital was primarily due to the recording of our 3.50% convertible bonds as current liabilities as of December 31, 2011, as the date of the initial put option held by the bondholders is October 15, 2012.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of December 31, 2011, working capital in the Money Transfer Segment was $82.2 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
A majority of our cash and cash equivalents are held in jurisdictions outside of the U.S. and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $99.3 million for 2011 compared to $108.1 million for 2010. The decrease is mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results as adjusted for non-cash charges.

Cash flows provided by operating activities were $108.1 million for 2010, compared to $96.1 million for 2009. The increase was primarily the result of lesser amounts paid to acquire certain customer contracts in 2010 than in 2009, as well as improved operating results as adjusted for non-cash charges.
Investing activity cash flow
Cash flows used in investing activities were $124.1 million for 2011, compared to $55.4 million for 2010. Purchases of property and equipment were $46.0 million and $29.2 million for 2011 and 2010, respectively. Cash used for acquisitions in 2011 was $78.7 million compared to $24.4 million for 2010. Cash used for software development and long-term assets totaled $3.2 million for 2011 and $4.1 million for 2010. Other investing activities consist mainly of proceeds from the sale of property and equipment of $4.8 million and $2.3 million for 2011 and 2010, respectively.

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
Financing activity cash flow
Cash flows used in financing activities were $13.9 million during 2011 compared to $44.8 million during 2010. Our financing activities for 2011 centered around the amendment of our credit facility which resulted in net borrowings of $36.6 million compared to net repayments of debt obligations of $45.2 million for 2010. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result of this and the credit facility amendment, during 2011 we had a total of $529.3 million in borrowings and $442.1 million in repayments under our revolving credit facility. During

2011, we borrowed $80.0 million of long-term debt from our new term loan, used $128.0 million for repayments of debt obligations, $3.5 million for debt issuance costs and $2.6 million for repayments of capital lease obligations. Further, we used $16.0 million for the repurchase of shares during 2011. Additionally, we received cash of $2.4 million and $2.1 million from the issuance of shares in 2011 and 2010, respectively. During 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. We paid $1.1 million of dividends to noncontrolling interests stockholders during 2011. We also received a $0.6 million equity contribution in 2011 from the noncontrolling interest stockholder of our Pakistan subsidiary.

Cash flows used in financing activities were $44.8 million during 2010, compared to $57.5 million during 2009. Our financing activities consisted primarily of net repayments of debt obligations of $45.2 million and $56.0 million for 2010 and 2009, respectively. During 2010, we had net repayments of borrowings under our revolving credit facility of $39.2 million while we had net borrowings of $22.3 million during 2009. During 2010 and 2009, we repurchased $1.2 million and $68.8 million, respectively, in principal amount of our 1.625% convertible debentures for $1.2 million and $68.0 million in cash, respectively. Further, we paid $2.0 million in 2010 and $3.0 million in 2009 on our term loan. Additionally, we paid $2.8 million and $7.2 million of capital lease obligations during 2010 and 2009, respectively. We also paid $2.2 million of dividends to holders of noncontrolling interests in both 2010 and 2009. Other financing activities for 2009 included $1.6 million of debt issuance costs related to the amendment to our credit facility.
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
As of December 31, 2011, we had borrowings of $79.0 million outstanding under the term loan. We had $87.2 million of borrowings and $35.3 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2011. The remaining $152.5 million under the revolving credit facility was available for borrowing. As of December 31, 2011, our weighted average interest rate was 2.3% under the term loan and 2.8% under the revolving credit facility, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at December 31, 2011 were primarily comprised of the $165.2 million carrying value ($171.4 million in principal amount) of the 3.50% convertible debentures because the initial put option occurs on October 15, 2012 (see description below). Additionally, we have $4.5 million of payments due in 2012 under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $1.0 million outstanding under these facilities as of December 31, 2011.
The $171.4 million in principal amount of our 3.50% Convertible Debentures Due 2025 are convertible into 4.2 million shares of Euronet Common Stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet Common Stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.
Should holders of the 3.50% convertible debentures require us to repurchase their debentures on October 15, 2012, we believe we will have sufficient cash on hand and amounts available under our revolving credit facility to fund these required repurchases as well as our other current debt obligations.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our Common Stock. During 2011, we repurchased $16.0 million of our Common Stock and $3.6 million principal value of our convertible debentures. We expect to repurchase additional securities when prices provide attractive returns on capital.
Payment obligations related to acquisitions — During 2011, we paid $6.4 million to the sellers of Telecomnet, Inc. and another smaller business in final settlement of the respective contingent consideration.
The net assets acquired in the September 2011 acquisition of cadooz include a liability for additional purchase price consideration based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014.
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
Capital expenditures and needs — Total capital expenditures for 2011 were $50.6 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland, India and China, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2012 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 133,000 of the approximately 615,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Other trends and uncertainties

Although Euronet has no direct investments in European sovereign debt, we are indirectly exposed to its risks. Many of the customers of our EFT Segment are banks who may hold investments in European sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Further, to the extent that sovereign debt concerns depress economic activity, such concerns may negatively impact the number of transactions processed on our epay and money transfer networks, resulting in lower revenue.
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

OFF BALANCE SHEET ARRANGEMENTS

We have certain significant off balance sheet items described below, in the following section, “Contractual Obligations” and in Note 20, Guarantees, to the consolidated financial statements.

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2011.
CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$360,602	$184,933	$23,070	$152,599	$—
Obligations under operating leases	116,457	29,172	47,264	27,777	12,244
Obligations under capital leases	6,909	2,609	3,306	994	—
Purchase obligations	5,974	4,850	825	152	147
Total	$489,942	$221,564	$74,465	$181,522	$12,391

For the purposes of the above table, our $171.4 million convertible debentures issued in October 2005 are considered due during 2012, representing the first year in which holders have the right to exercise their put option. Additionally, the above table only includes interest payments on these convertible debentures up to this date. We assume that the $87.2 million outstanding under the revolving credit facility as of December 31, 2011 will remain outstanding through its maturity. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2011. For additional information on debt obligations, see Note 10, Debt Obligations, to the consolidated financial statements.

For additional information on capital and operating lease obligations, see Note 12, Leases, to the consolidated financial statements.

Purchase obligations primarily consist of ATM machines, services and maintenance as well as telecommunications services.

Our total liability for uncertain tax positions under Accounting Standards Codification (“ASC”) 740-10-25 and 30 was $12.0 million as of December 31, 2011. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 13, Taxes, to the consolidated financial statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our most critical estimates and assumptions are used for computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired in acquisitions, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A - Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.

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

We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity's, or group of entities', ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the consolidated financial statements, gross deferred tax assets were $130.0 million as of December 31, 2011, partially offset by a valuation allowance of $84.6 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2011. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

Goodwill and other intangible assets

In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2011, the Consolidated Balance Sheet includes goodwill of $488.6 million and acquired intangible assets, net of accumulated amortization, of $99.9 million.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. As a result of our annual impairment test for the year ended December 31, 2010, we recorded non-cash goodwill impairment charges of $70.9 million. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for additional information regarding these charges. Our annual impairment tests for the years ended December 31, 2011 and 2009 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.

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

Certain of our noncancelable customer contracts provide for the receipt of up-front fees paid to or received from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services provided by the Company. As prescribed by SAB 101 and SAB 104, we recognize revenue under these contracts based on proportional performance of services over the term of the contract, which generally results in “straight-line” revenue recognition of the contracts' total cash flows, including any up-front payment.

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

Statements contained in this filing that relate to the future resolution of matters relating to the security breach are forward-looking statements. Euronet's actual results may vary materially from those anticipated in such forward-looking statements as a result of a number of factors, including the following: the amount of actual losses or liabilities that will be asserted by card associations are currently unknown and may be larger than would be anticipated; other costs, penalties and fines incurred by the Company may be greater than would be anticipated; the Company's insurance coverage may be insufficient to cover all costs, losses and liabilities; and the Company may suffer harm to its reputation and existing and prospective customer relationships as a result of the security breach.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions; technological developments affecting the market for our products and services; foreign currency exchange fluctuations; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of December 31, 2011, our total debt outstanding was $338.8 million. Of this amount, $165.2 million, or 49% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $171.4 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2011, the fair value of our fixed rate convertible debentures was $170.6 million, compared to a carrying value of $165.2 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 8.9% annually. Additionally, approximately $6.4 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2012 and 2015.
The remaining $167.2 million, or 49% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $3.2 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2011 and 2010, 80% and 78% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of December 31, 2011, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $25 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of December 31, 2011, we had foreign currency forward contracts outstanding with a notional value of $67.8 million, primarily in euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of 3.8 days. The fair value of these forward contracts as of December 31, 2011 was an unrealized loss of $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 3 to the consolidated financial statements, effective October 1, 2011, the Company elected to present comprehensive income and its components in two separate, consecutive statements.

/s/ KPMG LLP

Kansas City, Missouri
February 29, 2012

CONSOLIDATED FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$170,663	$187,235
Restricted cash	73,305	108,717
Inventory — PINs and other	98,819	97,225
Trade accounts receivable, net of allowances for doubtful accounts of $14,787 at December 31, 2011 and $14,924 at December 31, 2010	349,543	288,765
Prepaid expenses and other current assets	61,640	46,072
Total current assets	753,970	728,014
Property and equipment, net of accumulated depreciation of $175,875 at December 31, 2011 and $166,094 at December 31, 2010	102,900	91,527
Goodwill	488,628	445,713
Acquired intangible assets, net of accumulated amortization of $129,119 at December 31, 2011 and $109,726 at December 31, 2010	99,878	95,819
Other assets, net of accumulated amortization of $19,529 at December 31, 2011 and $20,805 at December 31, 2010	60,953	48,299
Total assets	$1,506,329	$1,409,372
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$351,360	$324,466
Accrued expenses and other current liabilities	216,794	218,006
Current portion of capital lease obligations	2,178	2,429
Short-term debt obligations and current maturities of long-term debt obligations	170,654	2,507
Income taxes payable	5,228	13,177
Deferred revenue	28,272	10,775
Total current liabilities	774,486	571,360
Debt obligations, net of current portion	161,694	286,105
Capital lease obligations, net of current portion	4,249	2,363
Deferred income taxes	26,003	21,958
Other long-term liabilities	13,152	8,709
Total liabilities	979,584	890,495
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 51,982,227 issued at December 31, 2011 and 51,462,195 issued at December 31, 2010	1,040	1,029
Additional paid-in capital	766,221	752,209
Treasury stock, at cost, 1,543,441 shares at December 31, 2011 and 482,839 shares at December 31, 2010	(21,869)	(5,212)
Accumulated deficit	(204,550)	(241,511)
Restricted reserve	1,001	974
Accumulated other comprehensive income (loss)	(21,408)	5,122
Total Euronet Worldwide, Inc. stockholders’ equity	520,435	512,611
Noncontrolling interests	6,310	6,266
Total equity	526,745	518,877
Total liabilities and equity	$1,506,329	$1,409,372
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009

Revenues	$1,161,304	$1,038,269	$1,032,694
Operating expenses:
Direct operating costs	740,729	675,571	678,370
Salaries and benefits	168,474	136,384	129,447
Selling, general and administrative	112,507	92,624	86,705
Goodwill and acquired intangible assets impairment	—	70,925	9,884
Depreciation and amortization	60,457	57,496	56,023
Total operating expenses	1,082,167	1,033,000	960,429
Operating income	79,137	5,269	72,265
Other income (expense):
Interest income	5,749	3,237	3,250
Interest expense	(21,385)	(20,447)	(25,716)
Income from unconsolidated affiliates	1,852	1,461	1,934
Gain on settlements	1,000	3,110	—
Loss on early retirement of debt	(1,899)	—	(254)
Gain on sale of investment securities	—	—	1,751
Foreign currency exchange gain (loss), net	(1,662)	(7,648)	3,943
Other income (expense), net	(16,345)	(20,287)	(15,092)
Income (loss) from continuing operations before income taxes	62,792	(15,018)	57,173
Income tax (expense) benefit	(24,704)	(22,899)	(25,836)
Income (loss) from continuing operations	38,088	(37,917)	31,337
Discontinued operations, net	—	—	475
Net income (loss)	38,088	(37,917)	31,812
Less: Net income attributable to noncontrolling interests	(1,127)	(455)	(1,495)
Net income (loss) attributable to Euronet Worldwide, Inc.	$36,961	$(38,372)	$30,317
Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic
Continuing operations	$0.73	$(0.75)	$0.59
Discontinued operations	—	—	0.01
Total	$0.73	$(0.75)	$0.60

Basic weighted average shares outstanding	50,944,349	50,857,182	50,486,705
Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted
Continuing operations	0.71	(0.75)	$0.58
Discontinued operations	—	—	0.01
Total	$0.71	$(0.75)	$0.59

Diluted weighted average shares outstanding	51,729,513	50,857,182	51,482,723
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$38,088	$(37,917)	$31,812
Other comprehensive income (loss), net of tax:
Translation adjustment	(26,714)	(16,039)	29,184
Unrealized gain on interest rate swaps	—	—	830
Unrealized gain on available-for-sale securities	—	—	1,631
Reclassification adjustment related to sale of investment securities	—	—	(1,751)
Other comprehensive income (loss)	(26,714)	(16,039)	29,894
Comprehensive income (loss)	11,374	(53,956)	61,706
Comprehensive (income) loss attributable to noncontrolling interests	(943)	140	(1,473)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$10,431	$(53,816)	$60,233
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
Balance as of December 31, 2008	50,380,837	$1,012	$729,907	$(784)	$(233,456)
Net income					30,317
Other comprehensive income
Stock issued under employee stock plans	479,352	10	3,148	(699)
Share-based compensation			7,933
Other			2
Balance as of December 31, 2009	50,860,189	1,022	740,990	(1,483)	(203,139)
Net income (loss)					(38,372)
Other comprehensive loss
Stock issued under employee stock plans	372,648	7	2,156	(205)
Share-based compensation			9,294
Dispute settlement	(226,634)			(3,524)
Other	(26,847)		(231)
Balance as of December 31, 2010	50,979,356	1,029	752,209	(5,212)	(241,511)
Net income					36,961
Other comprehensive loss
Stock issued under employee stock plans	481,589	11	2,912	(581)
Share-based compensation			10,758
Repurchase of shares	(1,022,159)			(15,996)
Other			342	(80)
Balance as of December 31, 2011	50,438,786	$1,040	$766,221	$(21,869)	$(204,550)
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Restricted Reserve	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2008	$996	$(9,350)	$7,585	$495,910
Net income			1,495	31,812
Other comprehensive income		29,916	(22)	29,894
Stock issued under employee stock plans				2,459
Share-based compensation				7,933
Other	17		(1,524)	(1,505)
Balance as of December 31, 2009	1,013	20,566	7,534	566,503
Net income (loss)			455	(37,917)
Other comprehensive loss		(15,444)	(595)	(16,039)
Stock issued under employee stock plans				1,958
Share-based compensation				9,294
Dispute settlement				(3,524)
Other	(39)		(1,128)	(1,398)
Balance as of December 31, 2010	974	5,122	6,266	518,877
Net income			1,127	38,088
Other comprehensive loss		(26,530)	(184)	(26,714)
Stock issued under employee stock plans				2,342
Share-based compensation				10,758
Repurchase of shares				(15,996)
Other	27		(899)	(610)
Balance as of December 31, 2011	$1,001	$(21,408)	$6,310	$526,745

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$38,088	$(37,917)	$31,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,457	57,496	55,881
Share-based compensation	10,756	9,294	7,932
Unrealized foreign exchange (gain) loss, net	1,662	7,850	(3,875)
Gain on dispute settlement	—	(3,110)	—
Non-cash impairment of goodwill and acquired intangible assets	—	70,925	9,884
Gain on sale of investment securities	—	—	(1,751)
Loss on early retirement of debt	1,899	—	117
Deferred income taxes	(251)	(4,079)	(4,179)
Income from unconsolidated affiliates	(1,852)	(1,461)	(1,934)
Accretion of convertible debentures discount and amortization of debt issuance costs	11,952	8,833	11,124
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(7,969)	(5,621)	828
Restricted cash	34,147	(28,591)	78,283
Inventory — PINs and other	5,482	764	(22,756)
Trade accounts receivable	(62,103)	8,024	43
Prepaid expenses and other current assets	(20,559)	(16,518)	9,165
Trade accounts payable	31,926	68,611	(29,478)
Deferred revenue	(350)	(2,766)	(1,946)
Accrued expenses and other current liabilities	1,753	(19,216)	(32,252)
Changes in noncurrent assets and liabilities	(5,732)	(4,432)	(10,847)
Net cash provided by operating activities	99,306	108,086	96,051
Cash flows from investing activities:
Acquisitions, net of cash acquired	(78,688)	(24,418)	(17,171)
Purchases of property and equipment	(46,002)	(29,199)	(33,072)
Purchases of other long-term assets	(3,183)	(4,055)	(1,944)
Proceeds from sale of investment securities	—	—	2,981
Proceeds from sale of net assets of subsidiary	—	—	7,052
Other, net	3,809	2,300	2,353
Net cash used in investing activities	(124,064)	(55,372)	(39,801)
Cash flows from financing activities:
Proceeds from issuance of shares	2,397	2,116	2,108
Repurchase of shares	(15,996)	—	—
Borrowings from revolving credit agreements	529,305	144,800	517,900
Repayments of revolving credit agreements	(442,111)	(183,972)	(495,618)
Proceeds from long-term debt obligations	80,000	—	—
Repayments of long-term debt obligations	(128,000)	(3,227)	(71,029)
Repayments of capital lease obligations	(2,578)	(2,843)	(7,216)
Payment of acquisition contingent consideration	(5,455)	—	—
Debt issuance costs	(3,514)	—	—
Cash dividends paid to noncontrolling interests stockholders	(1,055)	(2,224)	(2,222)
Other, net	924	576	(1,378)
Net cash provided by (used in) financing activities	13,917	(44,774)	(57,455)
Effect of exchange rate changes on cash and cash equivalents	(5,731)	(4,233)	2,840
Increase (decrease) in cash and cash equivalents	(16,572)	3,707	1,635
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $552 in 2009)	187,235	183,528	181,893
Cash and cash equivalents at end of period	$170,663	$187,235	$183,528
Interest paid during the period	$11,883	$11,594	$13,886
Income taxes paid during the period	$32,944	$28,482	$30,378
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

(2) BASIS OF PREPARATION

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. The Company's investments in companies that it does not control, but has the ability to significantly influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

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

Inventory - PINs and other

Inventory - PINs and other is valued at the lower of cost or fair market value and represents primarily prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the epay Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Inventory also includes vouchers, merchandise for physical reward fulfillment and other electronic payment products. Additionally, from time to time, Inventory - PINs and other may include POS terminals, mobile phone handsets and

ATMs held by the Company for resale.

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

Depreciation is generally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

ATMs or ATM upgrades	5 - 7 years
Computers and software	3 - 5 years
POS terminals	2 - 5 years
Vehicles and office equipment	3 - 10 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life

Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows, and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. See Note 8, Goodwill and Acquired Intangible Assets, Net, for information regarding impairment charges recorded for the years ended December 31, 2010 and 2009. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company's operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these determinations take place.

Other Intangibles - In accordance with ASC Topic 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 - 5 years
Trademarks and trade names	2 - 20 years
Software	3 -5 years
Customer relationships	6 - 12 years

See Note 8, Goodwill and Acquired Intangible Assets, Net, for additional information regarding ASC Topic 350 and the treatment of goodwill and other intangible assets.

Other assets

Other assets include deferred financing costs, investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Deferred financing costs represent expenses incurred to obtain financing that have been deferred and are being amortized over the life of the loan. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.

The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company's investment is zero. Euronet's investments in affiliates, related to the Company's 40% investment in epay Malaysia and 49% investment in Euronet Middle East were $7.5 million and $5.8 million as of December 31, 2011 and 2010, respectively. Undistributed earnings in these affiliates as of December 31, 2011 and 2010 were $6.3 million and $5.1 million, respectively.

Convertible debentures

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion according to ASC 470-20-30-22, which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13, which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

Noncontrolling interests

The Company accounts for noncontrolling interests in its consolidated financial statements according to ASC 810-10-45-16, which requires noncontrolling interests to be reported as a component of equity.

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

In accordance with ASC 740-10-25 and 30, the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 13, Taxes, for further discussion regarding these provisions.

Presentation of taxes collected and remitted to governmental authorities

The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.

Fair value measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, regarding fair value measurements for assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 17, Financial Instruments and Fair Value Measurements, for the required fair value disclosures.

Accounting for derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Primarily in the Money Transfer Segment, the Company enters into foreign currency derivative contracts, mainly forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of

ASC Topic 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Operations. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company's Consolidated Statements of Operations and Consolidated Balance Sheets is not significant.

Cash flows resulting from derivative instruments are classified as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 11, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of the Company's revenues are comprised of monthly recurring management fees and transaction-based fees. A description of the major components of revenue by business segment is as follows:

EFT Processing - Revenues in the EFT Processing Segment are primarily derived from transaction and management fees from owned and outsourced ATM, POS and card processing networks and from the sale of EFT software solutions for electronic payment and transaction delivery systems.

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

Certain of the Company's non-cancelable customer contracts provide for the receipt of up-front fees from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services to be provided by the Company. As prescribed in SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” the Company recognizes revenue under these contracts based on proportional performance of services over the term of the contract. This generally results in “straight-line” (i.e., consistent value per period) revenue recognition of the contracts' total cash flows, including any up-front payment received from the customer.

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

Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage-of-completion method, following the guidance in ASC 605-35, as prescribed by ASC 985-605-15. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $0.8 million and $0.9 million as of December 31, 2011 and 2010, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $2.3 million and $2.4 million as of December 31, 2011 and 2010, respectively, and is recorded as deferred revenue until such time the revenue recognition criteria are met.

epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other electronic payment products. These fees and commissions are received from mobile phone and other telecommunication operators, top-up distributors, other product vendors or distributors or from retailers. In accordance with ASC 605-45, commissions received are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company has no influence over the commission paid to the retailers, those commissions are recorded as a reduction of revenue. In distributing certain products, the Company is the primary obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

Money Transfer - In accordance with ASC 605-45, revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.

Software capitalization

Computer software to be sold - The Company applies ASC Topic 730, Research and Development, and ASC 985-20 in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (see Note 18, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.

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

Software for internal use - The Company also develops software for internal use. These software development costs, as well as costs incurred for significant enhancements and upgrades, are capitalized based upon ASC 350-40. Internal-use software development costs are capitalized after the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization ceases when the computer software project is substantially complete and ready for its intended use.

Share-based compensation

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation, for equity classified awards, which requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”).

The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer equity to the employee who renders the requisite service, generally the date at which grants are approved by the Company's Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards that vest based on achieving annual performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award. The Company has elected to use the “with and without method” when calculating the income tax benefit associated with its share-based payment arrangements. See Note 15, Stock Plans, for further disclosure.

Recent accounting pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirements apply to both annual and interim financial statements and should be applied retrospectively. ASU 2011-05 is effective for public entities for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU 2011-05 effective October 1, 2011 and elected to present comprehensive income and its components in two separate, consecutive statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The qualitative assessment is applicable to the annual test of goodwill impairment as well as determining if an interim test of goodwill impairment is necessary. ASU 2011-08 is effective for public entities for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 is not expected to materially affect the Company's financial statements.

(4) EARNINGS (LOSS) PER SHARE

Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of the assumed conversion of the Company's convertible debentures, shares issuable in connection with acquisition obligations, options to purchase the Company's Common Stock and restricted stock. For the year ended December 31, 2010, the Company incurred a net loss; therefore, diluted loss per share is the same as basic loss per share. The following table provides the computation of diluted weighted average number of common shares outstanding for the years ended December 31, 2011 and December 31, 2009:

	Year Ended December 31,
	2011	2009
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,944,349	50,486,705
Incremental shares from assumed conversion of stock options and restricted stock	785,164	996,018
Diluted weighted average shares outstanding	51,729,513	51,482,723

The table includes all stock options and restricted stock that are dilutive to Euronet's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2011, 2010 and 2009 of approximately 1,956,000, 4,973,000 and 1,730,000, respectively.

The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by ASC Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. The Company’s outstanding 3.50% debentures are convertible into 4.2 million shares of Common Stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the years ended December 31, 2011, 2010 and 2009. The Company’s remaining 1.625% convertible debentures outstanding were repurchased in January 2010 and the assumed conversion of the then-outstanding debentures was anti-dilutive for the years ended December 31, 2010 and 2009.

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

2011 Acquisitions

On September 16, 2011, the Company acquired all the common stock of cadooz Holding GmbH and its wholly owned operating subsidiaries ("cadooz"), which added additional product offerings to the Company's epay operations in Europe. The purchase price of approximately $54.7 million was paid from cash on hand. Part of the net assets acquired includes a liability for additional purchase price consideration based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014. Additionally, $4.1 million in cash is being held in escrow to secure certain obligations of the sellers under the Sale and Purchase Agreement. The valuation of cadooz's net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets and the valuation of deferred revenue, which is a significant aspect of cadooz's business.

In December 2011, the Company acquired Smart PayNetwork SA, an ATM and card processing company in Romania, for $18.3 million in cash. In November 2011, the Company acquired an integrated network of ATMs in Poland, known as cash4you, for $5.3 million in cash. In June 2011, the Company also acquired the net assets of a Canada-based check-cashing company for approximately $3.4 million in cash.

The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$28,292
Property and equipment	3 years - Indefinite	6,938
Customer relationships	8 - 12 years	26,104
Trademarks and trade names	10 - 20 years	2,122
Software	3 years	390
Goodwill		56,855
Other non-current assets		63
Fair value of assets		120,764
Current liabilities		(28,118)
Deferred income tax liability		(7,267)
Other non-current liabilities		(3,759)
Net assets acquired		$81,620

2010 Acquisitions

On September 1, 2010, the Company acquired 98.8% of the common stock of Telecomnet, Inc. and its wholly owned Brazilian operating subsidiary, which expanded the Company's epay operations into South America. The purchase price of approximately $44.5 million consisted of $39.5 million paid from cash on hand and $5.0 million fair value of contingent consideration at the date of acquisition. Pursuant to the terms of the Share Purchase and Sale Agreement, the Company was required to pay the sellers additional consideration based upon the level of earnings achieved by Telecomnet, Inc. for 2010. During the fourth quarter of 2010, the Company recorded an additional $0.7 million to record the contingent consideration at fair value which was charged to selling, general and administrative expenses. As of October 29, 2010, the Company executed a short-form merger, which effectively increased its ownership percentage to 100%.

In the third quarter of 2010, the Company also acquired the net assets of a U.S.-based money transfer company for approximately $1.0 million in cash. The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$33,831
Property and equipment	3 - 5 years	2,412
Customer relationships	8 years	8,802
Trademarks and trade names	2 years	357
Non-compete agreements	2 years	580
Goodwill		27,965
Other non-current assets		914
Fair value of assets		74,861
Current liabilities		(24,548)
Deferred income tax liability		(3,747)
Other non-current liabilities		(1,134)
Net assets acquired		$45,432

The Company had no material acquisitions during 2009.

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

(6) RESTRICTED CASH

The restricted cash balances as of December 31, 2011 and 2010 were as follows:

	As of December 31,
(in thousands)	2011	2010
Cash held in trust and/or cash held on behalf of others	$53,883	$89,188
Collateral on bank credit arrangements and other	19,422	19,529
Total	$73,305	$108,717

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

(7)	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2011 and 2010 are as follows:

	As of December 31,
(in thousands)	2011	2010
ATMs	$95,415	$92,227
POS terminals	49,494	43,618
Vehicles and office equipment	44,899	40,523
Computers and software	88,327	81,253
Land and buildings	640	—
	278,775	257,621
Less accumulated depreciation and amortization	(175,875)	(166,094)
Total	$102,900	$91,527

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2011, 2010 and 2009 was $35.4 million, $31.8 million and $30.4 million, respectively.

(8) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$178,572	$111,589	$156,755	$95,041
Trademarks and trade names	43,401	11,232	41,839	9,024
Software	5,771	5,233	5,621	4,872
Non-compete agreements	1,253	1,065	1,330	789
Total	$228,997	$129,119	$205,545	$109,726

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2010 and 2011:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2010	$112,948	$504,650	$617,598
Increases (decreases):
2010 acquisitions	9,739	27,965	37,704
Impairment	—	(70,925)	(70,925)
Amortization	(23,190)	—	(23,190)
Other (primarily changes in foreign currency exchange rates)	(3,678)	(15,977)	(19,655)
Balance as of December 31, 2010	$95,819	$445,713	$541,532
Increases (decreases):
2011 acquisitions	28,616	56,855	85,471
Amortization	(22,223)	—	(22,223)
Other (primarily changes in foreign currency exchange rates)	(2,334)	(13,940)	(16,274)
Balance as of December 31, 2011	$99,878	$488,628	$588,506

The Company performs its annual goodwill impairment test during the fourth quarter of each year and the results of the tests completed in the fourth quarter of 2011 and 2009 resulted in no impairment charges.

As a result of the 2010 annual goodwill impairment test, the Company recorded a non-cash goodwill impairment charge of $70.9 million. The results from the fourth quarter 2010 test reflected continuing declines in profitability for certain reporting units of the epay Segment in Central and Western Europe. While these decreases were primarily driven by general economic conditions in the respective markets, recent developments led the Company to conclude that its ability to recover from these declines would be more difficult for its epay reporting units in the U.K., Spain and Romania. The U.K. reporting unit primarily provides prepaid mobile airtime top-up services in a mature market with limited growth for these services and at the end of 2010 had experienced protracted declines in the volume of transactions processed. While new product offerings in the U.K. provided a significant opportunity, the dependence on top-up services was expected to hamper the unit's overall growth. In Spain, the general economic conditions led the Company to conclude that the profitability of its Spanish epay unit would grow more slowly and take longer to recover than its other European epay units. Finally, while the operating results of the Romanian epay unit improved during 2010, the unit had recently experienced strong pressure on its gross margins. In light of these developments, during the fourth quarter of 2010, the Company recorded goodwill impairment charges of $58.2 million related to the U.K., $11.2 million related to Spain and $1.5 million related to Romania. In performing the annual goodwill impairment test, management must apply judgment in determining the estimated fair value of a business and uses all available information to make these fair value determinations, including discounted projected future cash flow analysis using discount rates commensurate with the risks involved in the assets, together with comparable sales prices that the Company or another purchaser would likely pay for the respective assets.

During the fourth quarter 2008, the Company recorded an estimated goodwill impairment charge related to the Ria money transfer business acquired in April 2007. During the first quarter of 2009, the Company completed the measurement of the impairment loss and recorded an additional $8.8 million non-cash charge. In a related assessment in accordance with ASC 360-10-35, it was determined that certain intangible assets of the Ria money transfer business were impaired and the Company recorded an estimated impairment charge in 2008 related to those assets. In the first quarter of 2009, the Company recorded an additional $1.1 million non-cash impairment charge related to a money transfer intangible asset.

Of the total goodwill balance of $488.6 million as of December 31, 2011, $237.0 million relates to the Money Transfer Segment, $218.4 million relates to the epay Segment and the remaining $33.2 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $22.2 million, $23.2 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2011, is expected to total $21.9 million for 2012, $17.4 million for 2013, $14.8 million for 2014, $9.6 million for 2015 and $8.0 million for 2016.

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The balances as of December 31, 2011 and 2010 were as follows:

	As of December 31,
(in thousands)	2011	2010
Accrued expenses	$60,819	$55,601
Accrued amounts due to mobile operators	113,377	131,194
Money transfer settlement obligations	40,188	30,678
Deferred income taxes	2,410	533
Total	$216,794	$218,006

(10) DEBT OBLIGATIONS

Short-term debt obligations

There were $1.0 million and $0.6 million of short-term debt obligations outstanding as of December 31, 2011 and 2010, respectively, with a weighted average interest rate of 7.3% and 5.9%, respectively.

Long-term debt obligations

Long-term debt obligations consist of the following as of December 31, 2011 and 2010:

	As of December 31,
(in thousands)	2011	2010
3.50% convertible debentures, unsecured, due 2025	$165,173	$161,005
Term loan, due 2016	79,000	—
Revolving credit agreements	87,194	—
Term loan, due 2014	—	127,000
	331,367	288,005
Less current maturities of long-term debt obligations	(169,673)	(1,900)
Long-term debt obligations	$161,694	$286,105

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
The $265 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is five years from the closing date, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rate of the Company's borrowings was 2.8% under the revolving credit facility and 2.3% under the term loan as of December 31, 2011. Financing costs of $4.4 million have been deferred and are being amortized over the terms of the respective loans and $1.7 million were written off and included in loss on early retirement of debt in the Consolidated Statement of Operations.
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

On October 4, 2005, the Company completed the sale of $175.0 million of 3.50% Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The Convertible Debentures may not be redeemed by the Company until October 20, 2012 but are redeemable at any time thereafter at par. Holders of the Convertible Debentures have the option to require the Company to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which is being amortized over seven years, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet's subsidiaries. The Convertible Debentures are not guaranteed by any of Euronet's subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet's subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.

In September 2011, the Company repurchased $3.6 million in principal amount of the 3.50% convertible debentures which resulted in a loss on early retirement of debt of $0.2 million. The 3.50% convertible debentures had principal amounts outstanding of $171.4 million and $175.0 million and unamortized discounts outstanding of $6.3 million and $14.0 million as of December 31, 2011 and 2010, respectively. The discount will be amortized through October 15, 2012. Contractual interest expense was $6.1 million for each of the years ended December 31, 2011, 2010 and 2009. Discount accretion was $7.6 million, $7.1 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The effective interest rate was 8.4% for the years ended December 31, 2011, 2010 and 2009.

On December 15, 2004, the Company completed the sale of $140.0 million of 1.625% Contingent Convertible Senior Debentures Due 2024 (“Convertible Senior Debentures”). During the year ended December 31, 2009, the Company repurchased in privately negotiated transactions $25.8 million in principal amount of the Convertible Senior Debentures which resulted in $0.2 million in pre-tax losses on early retirement of debt, net of the write-off of unamortized debt issuance costs. Effective December 15, 2009, most of the holders of the Convertible Senior Debentures exercised their option to require the Company to purchase their debentures at par and $43.0 million in principal amount were purchased. The Company elected to redeem the remaining$1.2 million of outstanding debentures at par in January 2010, along with accrued interest at the rate of 1.625% per annum. Contractual interest expense and discount accretion for the 1.625% convertible debentures was $1 thousand for the year ended December 31, 2010 and $3.4 million for the year ended December 31, 2009. The effective interest rate was 1.625% for the year ended December 31, 2010 and 7.1% for the year ended December 31, 2009.

As of December 31, 2011, the Company had $87.2 million in borrowings and $35.3 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. As of December 31, 2010, the Company had no borrowings and $41.7 million in stand-by letters of credit/bank guarantees outstanding against the revolving credit facility. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company's consolidated total leverage ratio. At December 31, 2011, the stand-by letter of credit interest charges were 2.0% per annum. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the Consolidated Balance Sheets.

As of December 31, 2011, aggregate annual maturities of long-term debt are $175.9 million in 2012, $6.5 million in 2013, $8.5 million in 2014, $11.5 million in 2015 and $135.2 million in 2016. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2016 and the 3.5% Convertible Debentures maturing in 2012, coinciding with the terms of the initial put option by the holders of the debentures.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 31, 2011 and 2010, the Company had foreign currency forward contracts outstanding with a notional value of $67.8 million and $63.3 million, respectively, primarily in euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of 3.8 days and 5.3 days, respectively. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the Consolidated Balance Sheets.

During 2007, the Company entered into interest rate swap agreements for a total notional amount of $50.0 million to manage interest rate exposure related to a portion of the term loan. The interest rate swap agreements were determined to be cash flow hedges and effectively converted $50.0 million of the existing term loan to a fixed interest rate of 7.3% through the May 2009 maturity date of the swap agreements. The swap agreements required no payment by either party at their maturities.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$100	$51
Foreign currency derivative contracts — gross losses	Other current liabilities	(178)	(547)
Embedded derivative in foreign lease	Other long-term liabilities	(141)	(144)
Total derivatives		$(219)	$(640)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
(in thousands)		2011	2010	2009
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(23)	$1,055	$(41)
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	3	76	(220)
Total		$(20)	$1,131	$(261)

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
(in thousands)	2011	2010	2009
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate swaps related to floating rate debt	$—	$—	$830
See Note 17, Fair Value Measurements, for the determination of the fair values of derivatives.

(12) LEASES

(a) Capital leases

The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2012 and 2015 and bear interest at rates between 3.2% and 26.2%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the ATMs and computer equipment and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2011 and 2010 were as follows:

	As of December 31,
(in thousands)	2011	2010
ATMs	$11,882	$29,866
Other	1,511	444
Subtotal	13,393	30,310
Less accumulated amortization	(6,512)	(20,998)
Total	$6,881	$9,312

Non-cash financing and investing activities for the years ended December 31, 2011, 2010 and 2009 represented capital lease obligations of $4.6 million, $1.4 million and $0.7 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

(b) Operating leases

The Company has non-cancelable operating leases that expire between 2012 and 2021. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $40.4 million, $30.3 million and $25.6 million, respectively.

(c) Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2011 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2012	$2,609	$29,172
2013	1,888	26,044
2014	1,418	21,220
2015	994	16,498
2016	—	11,279
thereafter	—	12,244
Total minimum lease payments	6,909	$116,457
Less amounts representing interest	(482)
Present value of net minimum capital lease payments	6,427
Less current portion of obligations under capital leases	(2,178)
Obligations under capital leases, less current portion	$4,249

(13) TAXES

Deferred tax assets and liabilities are determined based on the taxable temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is generally the result of changes in the assets and liabilities for deferred taxes.

The sources of income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 are presented as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Income (loss) from continuing operations:
United States	$(9,300)	$(13,149)	$(5,768)
Europe	45,452	(26,494)	36,611
Asia Pacific	19,253	20,834	26,216
Other	7,387	3,791	114
Income (loss) from continuing operations before income taxes	62,792	(15,018)	57,173
Discontinued operations - Europe	—	—	1,222
Total income (loss) before income taxes	$62,792	$(15,018)	$58,395

The Company's income tax expense for the years ended December 31, 2011, 2010 and 2009 attributable to continuing operations consisted of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current tax expense (benefit):
U.S.	$1,367	$(55)	$1,163
Foreign	23,679	26,632	28,396
Total current	25,046	26,577	29,559
Deferred tax expense (benefit):
U.S.	1,206	780	610
Foreign	(1,548)	(4,458)	(4,333)
Total deferred	(342)	(3,678)	(3,723)
Total tax expense	$24,704	$22,899	$25,836

The differences that caused Euronet's effective income tax rates related to continuing operations to vary from the federal statutory rate applicable to our U.S tax profile, which was 35% for 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
U.S. federal income tax expense (benefit) at applicable statutory rate	$21,977	$(5,256)	$20,010
Tax effect of:
State income tax expense at statutory rates	238	555	647
Non-deductible expenses	2,838	4,785	3,705
Share-based compensation	(76)	(220)	(9)
Other permanent differences	(1,771)	(1,798)	2,923
Difference between U.S. federal and foreign tax rates	(5,140)	(4,484)	(6,062)
Provision in excess of foreign statutory rates	1,285	(600)	922
Change in federal and foreign valuation allowance	5,900	11,319	2,802
Impairment of goodwill	—	20,246	—
Other	(547)	(1,648)	898
Total income tax expense (benefit)	$24,704	$22,899	$25,836
Effective tax rate	39.3%	(152.5)%	45.2%

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2011	2010
Deferred tax assets:
Tax loss carryforwards	$49,146	$40,326
Share-based compensation	7,168	5,890
Accrued expenses	4,568	3,918
Property and equipment	5,473	4,293
Goodwill and intangible amortization	41,665	46,344
Intercompany notes	13,386	10,824
Other	8,614	8,878
Gross deferred tax assets	130,020	120,473
Valuation allowance	(84,624)	(79,195)
Net deferred tax assets	45,396	41,278
Deferred tax liabilities:
Intangibles related to purchase accounting	(14,616)	(10,396)
Tax amortizable goodwill	(6,604)	(7,786)
Accrued expenses	(4,538)	(3,011)
Intercompany notes	(2,022)	(1,181)
Accrued interest	(30,194)	(28,319)
Capitalized research and development	(1,276)	(1,031)
Property and equipment	(2,433)	(1,924)
Other	(6,620)	(5,140)
Total deferred tax liabilities	(68,303)	(58,788)
Net deferred tax liabilities	$(22,907)	$(17,510)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2011 are expected to be allocated to income taxes in the Consolidated Statements of Operations with the following exceptions. The tax benefit of net operating losses generated from share-based compensation have been excluded from the amounts disclosed for tax loss carryforwards and valuation allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $19.9 million will be allocated to additional paid-in capital when utilized to offset taxable income.

As of December 31, 2011, 2010 and 2009, the Company's U.S. federal and foreign tax loss carryforwards were $211.3 million, $186.2 million and $174.1 million, respectively, and U.S. state tax loss carryforwards were $66.3 million, $57.4 million and $51.6 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2011.

At December 31, 2011, the Company had U.S. federal and foreign tax net operating loss carryforwards of $211.3 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2012	$2,927	$636
2013	5,522	1,040
2014	8,417	2,032
2015	10,228	2,233
2016	7,653	1,761
thereafter	164,463	55,099
Unlimited	12,058	2,343
Total	$211,268	$65,144

In addition, the Company's state tax net operating losses of $66.3 million will expire periodically from 2012 through 2031.

No provision has been made in the accounts as of December 31, 2011 for U.S. federal and state income taxes which would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $321.9 million as of December 31, 2011. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.

The Company is subject to corporate income tax audits in each of its various taxing jurisdictions. Although, the Company believes that its tax positions comply with applicable tax law, a taxing authority could take a position contrary to that reported by the Company and assess additional taxes due. The Company believes it has made adequate provisions for identified exposures.

On October 4, 2005, the Company completed the sale of 3.50% Convertible Debentures in a private offering. Pursuant to the Contingent Debt Regulations, the holders are generally required to include amounts in their taxable income, and the issuer is able to deduct such amounts from its taxable income, based on the rate at which Euronet would issue a non-contingent, non-convertible, fixed-rate debt instrument with terms and conditions otherwise similar to those of the Convertible Debentures. Euronet has determined that amount to be 8.50% for the Convertible Debentures which is substantially in excess of the stated interest rate. In the event the Convertible Debentures are repurchased, redeemed, or converted at an amount less than the adjusted issue price for tax purposes, ordinary income is recognized by the Company to the extent of the prior excess tax deductions. During the tax year ended December 31, 2011, the Company repurchased $3.6 million in principal amount of Convertible Debentures. The Convertible Debentures were repurchased for less than the adjusted issue price for tax purposes, resulting in the recognition of taxable income in excess of the loss recognized for book purposes on the transaction of approximately $1.5 million in 2011.

An issuer of convertible debt may not deduct any premium paid upon its repurchase of such debt if the premium exceeds a normal call premium. This denial of an interest deduction, however, does not apply to accruals of interest based on the comparable yield of a convertible debt instrument. Nonetheless, the U.S. Treasury Regulations contain an anti-abuse regulation, set forth in Section 1.1275-2(g), that grants the Commissioner of the Internal Revenue Service authority to depart from the regulations if a result is achieved which is unreasonable in light of the original issue discount provisions of the Code, including Section 163(e). The anti-abuse regulation further provides that the Commissioner may, under this authority, treat a contingent payment feature of a debt instrument as if it were a separate position. If such an analysis were applied to the debentures described above and ultimately sustained, our deductions for these debentures could be limited to the stated interest. The scope of the application of the anti-abuse regulations is unclear. The Company believes that the application of the Contingent Debt Regulations to the debentures is a reasonable result such that the anti-abuse regulation should not apply. If a contrary position were asserted and ultimately sustained, our tax deductions would be severely diminished; however, such a contrary position would not have any adverse impact on our reported tax expense, because there has been minimal tax benefit recognized for the difference between the stated interest and the comparable yield of the debentures.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Beginning balance	$8,473	$9,089
Additions based on tax positions related to the current year	3,193	356
Additions for tax positions of prior years	735	50
Reductions for tax positions of prior years	(356)	(900)
Settlements	—	(122)
Ending balance	$12,045	$8,473

As of December 31, 2011 and 2010, approximately $6.5 million and $3.2 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $1.8 million and $1.8 million as of December 31, 2011 and 2010, respectively. The following tax years remain open in the Company's major jurisdictions as of December 31, 2011:

Poland	2005 through 2011
U.S. (Federal)	2000 through 2011
Spain	2005 through 2011
Australia	2006 through 2011
U.K.	2007 through 2011
Germany	2004 through 2011

The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future tax examinations and their potential impact on the Company's estimated effective tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that amounts reserved for potential exposure could significantly change as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

(14) VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Beginning balance-allowance for doubtful accounts	$14,924	$13,909	$9,445
Additions-charged to expense	5,046	6,451	6,487
Amounts written off	(6,058)	(6,008)	(1,488)
Other (primarily changes in foreign currency exchange rates)	875	572	(535)
Ending balance-allowance for doubtful accounts	$14,787	$14,924	$13,909

(15) STOCK PLANS

The Company has share-based compensation plans (“SCP”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five year period, subject to the achievement of a pre-determined share price target for Euronet Common Stock within three years from the grant date. With the exception of certain awards made to the Company's employees in Germany, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2011, the Company has approximately 2.3 million in total shares remaining available for issuance under the SCP.

The Company's Consolidated Statements of Operations includes share-based compensation expense of $10.8 million, $9.3 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $0.6 million, $0.5 million and $0.9 million during the years ended December 31, 2011, 2010 and 2009, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

(a) Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2010 (1,739,191 shares exercisable)	4,538,744	$14.70
Granted	946,091	$16.43
Exercised	(217,834)	$9.21
Forfeited	(246,074)	$17.75
Expired	(26,346)	$16.40
Balance at December 31, 2011	4,994,581	$15.11	7.1	$20,611
Exercisable at December 31, 2011	1,789,061	$12.59	4.5	$12,073
Vested and expected to vest at December 31, 2011	4,495,151	$14.96	6.9	$19,362

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $2.0 million, $1.7 million and $2.2 million in connection with stock options exercised during the years ended December 31, 2011, 2010 and 2009, respectively. The intrinsic value of these options exercised was $2.0 million, $1.9 million and $1.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $15.3 million and will be recognized over the next 5 years, with an overall weighted average period of 3.7 years. The following table provides the fair value of options granted under the SCP during 2011 and 2010, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Volatility	45.1%	43.5%
Risk-free interest rate - weighted average	1.0%	2.5%
Risk-free interest rate - range	0.99% to 2.33%	2.50% to 2.75%
Dividend yield	—%	—%
Assumed forfeitures	8.0%	8.0%
Expected lives	5.4 years	5.5 years
Weighted-average fair value (per share)	$6.85	$7.42

(b) Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,078,417	$20.47
Granted	406,140	$16.55
Vested	(226,804)	$23.77
Forfeited	(72,253)	$21.44
Nonvested at December 31, 2011	1,185,500	$18.82

The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $5 million, $3.9 million and $5.2 million, respectively. As of December 31, 2011, there was $6.4 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 3.4 years. As of December 31, 2011, there was $6.0 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted average period of 2.1 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $16.55, $16.50 and $20.81 per share, respectively.

(c) Employee stock purchase plans

In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2011, 2010 and 2009, the Company issued 57,018, 46,849 and 49,337 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $12.77, $16.95 and $15.04, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009. The following table provides the weighted average fair value of the ESPP stock purchase rights during the years ended December 31, 2011, 2010 and 2009 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2011	2010	2009
Volatility - weighted average	39.9%	31.0%	49.4%
Volatility - range	26.5% to 52.5%	21.2% to 45.9%	22.8% to 79.6%
Risk-free interest rate - weighted average	0.06%	0.15%	0.10%
Risk-free interest rate - range	0.02% to 0.11%	0.08% to 0.17%	0.08% to 0.22%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$3.70	$3.56	$3.43

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

The following tables present the segment results of the Company’s operations for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$199,249	$677,051	$285,299	$(295)	$1,161,304
Operating expenses:
Direct operating costs	95,739	514,429	130,783	(222)	740,729
Salaries and benefits	29,487	48,386	70,603	19,998	168,474
Selling, general and administrative	19,798	38,711	46,441	7,557	112,507
Depreciation and amortization	21,017	18,751	20,346	343	60,457
Total operating expenses	166,041	620,277	268,173	27,676	1,082,167
Operating income (loss)	$33,208	$56,774	$17,126	$(27,971)	$79,137
Other income (expense)
Interest income					5,749
Interest expense					(21,385)
Income from unconsolidated affiliates					1,852
Legal settlement					1,000
Loss on early retirement of debt					(1,899)
Foreign currency exchange loss, net					(1,662)
Total other expense, net					(16,345)
Income from continuing operations before income taxes					$62,792
Segment assets as of December 31, 2011	$203,494	$803,897	$438,189	$60,749	$1,506,329
Property and equipment, net as of December 31, 2011	$54,169	$27,303	$20,990	$438	$102,900

	For the Year Ended December 31, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$194,875	$599,023	$244,606	$(235)	$1,038,269
Operating expenses:
Direct operating costs	92,594	469,293	113,913	(229)	675,571
Salaries and benefits	27,259	34,429	59,109	15,587	136,384
Selling, general and administrative	17,393	31,926	37,746	5,559	92,624
Goodwill impairment	—	70,925	—	—	70,925
Depreciation and amortization	19,461	16,753	20,472	810	57,496
Total operating expenses	156,707	623,326	231,240	21,727	1,033,000
Operating income (loss)	$38,168	$(24,303)	$13,366	$(21,962)	$5,269
Other income (expense)
Interest income					3,237
Interest expense					(20,447)
Income from unconsolidated affiliates					1,461
Gain on dispute settlement					3,110
Foreign currency exchange loss, net					(7,648)
Total other expense, net					(20,287)
Loss from continuing operations before income taxes					$(15,018)
Segment assets as of December 31, 2010	$209,199	$706,253	$419,796	$74,124	$1,409,372
Property and equipment, net as of December 31, 2010	$54,394	$15,780	$20,815	$538	$91,527

	For the Year Ended December 31, 2009
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$197,740	$602,075	$232,879	$—	$1,032,694
Operating expenses:
Direct operating costs	83,198	485,305	109,867	—	678,370
Salaries and benefits	30,302	28,753	54,166	16,226	129,447
Selling, general and administrative	17,437	23,154	38,716	7,398	86,705
Goodwill and acquired intangible assets impairment	—	—	9,884	—	9,884
Depreciation and amortization	18,613	15,417	20,600	1,393	56,023
Total operating expenses	149,550	552,629	233,233	25,017	960,429
Operating income (loss)	$48,190	$49,446	$(354)	$(25,017)	$72,265
Other income (expense)
Interest income					3,250
Interest expense					(25,716)
Income from unconsolidated affiliates					1,934
Gain on sale of investment securities					1,751
Loss on early retirement of debt					(254)
Foreign currency exchange loss, net					3,943
Total other expense, net					(15,092)
Income from continuing operations before income taxes					$57,173
Segment assets as of December 31, 2009	$224,737	$686,988	$436,111	$64,843	$1,412,679
Property and equipment, net as of December 31, 2009	$61,817	$14,965	$19,139	$671	$96,592

Total revenues for the years ended December 31, 2011, 2010 and 2009, and property and equipment and total assets as of December 31, 2011 and 2010, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2011	2010	2009	2011	2010	2011	2010
United States	$233,903	$233,089	$244,578	$15,099	$14,702	$294,065	$278,394
Australia	193,557	210,469	199,805	1,697	2,155	156,396	199,479
Germany	166,687	112,087	105,384	11,848	7,594	288,378	182,460
United Kingdom	123,387	132,834	151,732	5,551	3,871	149,471	149,602
Poland	81,232	73,491	77,800	32,783	29,553	72,307	76,927
Spain	65,188	64,401	75,556	2,615	3,266	94,810	96,896
Brazil	58,654	17,536	—	4,352	2,707	84,937	82,003
Italy	53,970	46,787	41,199	1,893	2,554	77,486	80,389
India	41,870	40,884	38,689	1,649	1,514	24,979	25,730
Other	142,856	106,691	97,951	25,413	23,611	263,500	237,492
Total foreign	927,401	805,180	788,116	87,801	76,825	1,212,264	1,130,978
Total	$1,161,304	$1,038,269	$1,032,694	$102,900	$91,527	$1,506,329	$1,409,372

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by our software subsidiary, which are attributed to the U.S.

(17) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

(a) Concentrations of credit risk

Euronet's credit risk primarily relates to trade accounts receivable and cash and cash equivalents. Euronet's EFT Processing Segment's customer base includes the most significant international card organizations and certain banks in the Company's markets. The epay Segment's customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company's behalf and generally remit the cash within one week. Euronet performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 14, Valuation and Qualifying Accounts, for further disclosure.

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

	As of
	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(165,173)	$(170,581)	$(161,005)	$(172,267)
Foreign currency derivative contracts	(78)	(78)	(496)	(496)
Embedded derivative in foreign lease	(141)	(141)	(144)	(144)
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

Certain assets are measured at fair value on a non-recurring basis. During the annual goodwill impairment test during the fourth quarter of 2010, the Company assessed the fair value of its goodwill and recorded goodwill impairment charges related to certain of its epay businesses of $70.9 million The fair values were determined using significant unobservable inputs. The $16.8 million fair values of goodwill related to the 2010 impaired businesses were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. See further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net. No other assets were measured at fair value on a non-recurring basis during 2011 or 2010.

(18) COMPUTER SOFTWARE TO BE SOLD

Euronet engages in software development activities to continually improve the Company's core software products. The following table provides the detailed activity related to capitalized software development costs of continuing operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Beginning balance-capitalized development cost	$3,123	$2,601	$2,826
Additions	2,609	2,244	1,295
Amortization	(1,891)	(1,722)	(1,520)
Net capitalized development cost	$3,841	$3,123	$2,601

Research and development costs expensed for the years ended December 31, 2011, 2010 and 2009 were $1.1 million, $1.4 million and $2.0 million, respectively.

(19) LITIGATION AND CONTINGENCIES

Contingencies

Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.

Bank card association rules provide a process by which loss and expense arising from such breaches is allocated among card issuers, acquirers and service providers such as Euronet. The Company expects that some claims may be asserted against it under such rules or under its agreements with acquiring banks. However, the Company believes that any liability under such claims will be limited by a number of factors including the fact that the majority of cards processed by the affected business were EMV compliant chip and PIN cards to which such rules either do not apply or apply a lower level of liability. Losses from fraudulent card activity appear to have been limited to magnetic stripe transactions processed on the affected systems. In addition, the Company maintains insurance to cover the financial exposure for response costs, losses by card issuers and fines or penalties from such incidents.

At this time, the Company is unable to predict the possible range of loss, if any, associated with the resolution of claims against it in connection with the breach, since no claims have been asserted against it yet and information concerning loss levels has not been communicated by the card associations to Euronet. However, the Company does not at this time expect the net financial impact of loss or expense from the breach after insurance recovery to be material.

The Company is continuing to take aggressive measures to strengthen its security controls, and is working closely with international card associations and law enforcement in this regard.

Expenses related to the breach were $0.4 million in the fourth quarter of 2011.

Antitrust Investigation - In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (the “DOJ”) served Continental Exchange Solutions, Inc. d/b/a Ria Financial Services (“CES”), an indirect, wholly owned subsidiary of the Company, with a grand jury subpoena requesting documents from CES and its affiliates in connection with an investigation into possible price collusion related to money transmission services to the Dominican Republic (“D.R.”) during the period from January 1, 2004 to the date of the subpoena. The Company acquired all of the stock of Ria Envia, Inc., the parent of CES, in April 2007. CES foreign exchange transactions between the U.S and the D.R. generated approximately 0.3% of the Company’s 2009 consolidated revenues. The Company and CES are fully cooperating with the DOJ in its investigation.
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

Litigation

During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. This lawsuit was dismissed on October 12, 2011 in consideration of the payment of a nominal amount to the plaintiff.

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

(20) GUARANTEES
As of December 31, 2011, the Company had $95.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $18.3 million are collateralized by cash deposits held by the respective issuing banks and $9.0 million are collateralized by trade accounts receivable.

Each of our subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of all or a portion of the outstanding obligations under the Credit Facility depending upon whether the subsidiary is a domestic or foreign entity.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of December 31, 2011, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $17.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $28.0 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2011, the balance of ATM network cash for which the Company was responsible was approximately $340 million. The Company maintains insurance policies to mitigate this exposure;

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

•
In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third-party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

•
Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to carrying out their respective duties under such agreements.

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2011 or December 31, 2010.

(21) RELATED PARTY TRANSACTIONS

The Company leases an airplane from a company partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred expenses of $0.2 million, $0.2 million and $0.1 million during 2011, 2010 and 2009, respectively, for the use of this airplane.

(22) DISCONTINUED OPERATIONS

During the fourth quarter 2009, the Company sold Euronet Essentis Limited (“Essentis”), a U.K. software entity, for $6.5 million. The Company sold Essentis in order to focus its investments and resources on its transaction processing business. Accordingly, Essentis' results of operations are shown as discontinued operations in the Consolidated Statements of Operations. Previously, Essentis' results were reported in the EFT Processing Segment. Note 16, Business Segment Information, also reflects the classification of Essentis' results in discontinued operations. The sale resulted in a gain of $0.2 million, net of taxes of $0.4 million. The following amounts related to Essentis, including the gain on sale, have been removed from continuing operations and reported as discontinued operations:

(in thousands)	For the Year Ended December 31, 2009
Revenues	$6,323
Income before income taxes	$1,222
Net income	$475

(23) SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2011
Revenues	$262,593	$279,802	$299,507	$319,402
Operating income	$17,217	$18,800	$20,122	$22,998
Net income (loss)	$17,631	$12,294	$(2,925)	$11,088
Net income (loss) attributable to Euronet Worldwide, Inc.	$17,284	$11,889	$(3,180)	$10,968
Earnings (loss) per common share:
Basic	$0.34	$0.23	$(0.06)	$0.22
Diluted	$0.33	$0.23	$(0.06)	$0.21
For the Year Ended December 31, 2010
Revenues	$250,003	$244,228	$260,223	$283,815
Operating income (loss)	$18,229	$16,542	$20,262	$(49,764)
Net income (loss)	$3,515	$(1,155)	$21,065	$(61,342)
Net income (loss) attributable to Euronet Worldwide, Inc.	$2,826	$(1,483)	$20,965	$(60,680)
Earnings (loss) per common share:
Basic	$0.06	$(0.03)	$0.41	$(1.19)
Diluted	$0.05	$(0.03)	$0.41	$(1.19)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGE IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of Euronet Worldwide, Inc.:

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934 and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Web site at www.euronetworldwide.com under Investor Relations/Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference. See also Part II, Item 5 - Equity Compensation Plan Table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under “Audit Matters - Fees of the Company's Independent Auditors” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report.

1. Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

2. Schedules

None.

3. Exhibits

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below.

EXHIBITS
Exhibit Index

Exhibit	Description

3.1	Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

3.3
Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

4.1
Rights Agreement, dated as of March 21, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2003 (File No. 001-31648), and incorporated by reference herein)

4.2
First Amendment to Rights Agreement, dated as of November 28, 2003, between Euronet Worldwide, Inc. and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 4, 2003 (File No. 001-31648), and incorporated by reference herein)

4.3
Indenture, dated as of October 4, 2005, between Euronet Worldwide, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 26, 2005, and incorporated by reference herein)

4.4
Specimen 3.50% Convertible Debenture Due 2025 (Certificated Security) (included in Exhibit 4.10 to the Company's Registration Statement on Form S-3/A filed on November 10, 2005, and incorporated by reference herein)

10.1
Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company's Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

10.2	Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company's Form 10-Q filed on November 14, 2002 and incorporated by reference herein) (2)

10.3
Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2006, and incorporated by reference herein) (2)

10.4
Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10- K filed February 28, 2007, and incorporated by reference herein) (2)

10.5
Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2007, and incorporated by reference herein) (2)

10.6	Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein) (2)

10.7
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.8
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.9
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.10
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated by reference herein) (2)

10.11
Employment Agreement dated May 11, 2008 between Euronet Worldwide, Inc. and Gareth Gumbley, Managing Director, Prepaid Processing Segment (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated by reference herein) (2)

10.12	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.13
Employment Agreement dated December 2, 1997 between Euronet Services GmbH and Roger Heinz, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.14	2006 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.15
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.16
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.17
Employment Agreement dated March 8, 2010 between Euronet Worldwide, Inc. and Charles T. Piper (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 and incorporated by reference herein) (2)

10.18
Compromise Agreement dated March 12, 2010 between epay Limited, epay Australia Pty Ltd and Gareth Gumbley (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.19
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.20
Euronet Worldwide, Inc. Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.21	Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.22
Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.23
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.24
Letter of Confirmation of Terms of Resignation dated January 11, 2011 between Euronet Worldwide, Inc. and Charles T. Piper (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.25	Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated by reference herein) (2)

10.26
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated by reference herein) (2)

10.27
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 and incorporated by reference herein)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to the Consolidated Financial Statements. (4)

___________________________

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

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURONET WORLDWIDE, INC.

Date: February 29, 2012                    /s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 29, 2012	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 29, 2012	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 29, 2012	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 29, 2012	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 29, 2012	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 29, 2012	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 29, 2012	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 29, 2012	Director

/s/ Lu Cordova Lu Cordova February 29, 2012	Director