Form 10-Q
period 2012-03-31
EURONET WORLDWIDE INC
filed 2012-05-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2012 was 50,746,847 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	32
PART II—OTHER INFORMATION	32
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 1A. RISK FACTORS	32
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 6. EXHIBITS	34
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,668	$170,663
Restricted cash	90,760	73,305
Inventory — PINs and other	80,248	98,819
Trade accounts receivable, net of allowances for doubtful accounts of $16,955 at March 31, 2012 and $14,787 at December 31, 2011	296,300	349,543
Prepaid expenses and other current assets	67,145	61,640
Total current assets	715,121	753,970
Property and equipment, net of accumulated depreciation of $191,731 at March 31, 2012 and $175,875 at December 31, 2011	108,170	102,900
Goodwill	504,823	488,628
Acquired intangible assets, net of accumulated amortization of $133,556 at March 31, 2012 and $129,119 at December 31, 2011	98,302	99,878
Other assets, net of accumulated amortization of $20,771 at March 31, 2012 and $19,529 at December 31, 2011	62,280	60,953
Total assets	$1,488,696	$1,506,329
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$321,504	$351,360
Accrued expenses and other current liabilities	191,741	216,794
Current portion of capital lease obligations	2,116	2,178
Short-term debt obligations and current maturities of long-term debt obligations	173,106	170,654
Income taxes payable	7,243	5,228
Deferred revenue	28,986	28,272
Total current liabilities	724,696	774,486
Debt obligations, net of current portion	158,249	161,694
Capital lease obligations, net of current portion	3,828	4,249
Deferred income taxes	25,884	26,003
Other long-term liabilities	12,791	13,152
Total liabilities	925,448	979,584
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 52,286,215 issued at March 31, 2012 and 51,982,227 issued at December 31, 2011	1,046	1,040
Additional paid-in-capital	771,755	766,221
Treasury stock, at cost, 1,582,559 shares at March 31, 2012 and 1,543,441 shares at December 31, 2011	(22,613)	(21,869)
Accumulated deficit	(191,378)	(204,550)
Restricted reserve	1,000	1,001
Accumulated other comprehensive loss	(2,991)	(21,408)
Total Euronet Worldwide, Inc. stockholders’ equity	556,819	520,435
Noncontrolling interests	6,429	6,310
Total equity	563,248	526,745
Total liabilities and equity	$1,488,696	$1,506,329
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$297,622	$262,593
Operating expenses:
Direct operating costs	193,998	170,884
Salaries and benefits	44,266	36,335
Selling, general and administrative	27,640	23,213
Depreciation and amortization	15,876	14,944
Total operating expenses	281,780	245,376
Operating income	15,842	17,217
Other income (expense):
Interest income	1,310	1,115
Interest expense	(5,480)	(5,335)
Income from unconsolidated affiliates	332	474
Other gains, net	4,325	1,000
Foreign currency exchange gain, net	2,136	9,285
Other income, net	2,623	6,539
Income before income taxes	18,465	23,756
Income tax expense	(5,367)	(6,125)
Net income	13,098	17,631
Less: Net (income) loss attributable to noncontrolling interests	74	(347)
Net income attributable to Euronet Worldwide, Inc.	$13,172	$17,284

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — basic	$0.26	$0.34

Basic weighted average shares outstanding	50,522,893	51,068,626

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$0.26	$0.33

Diluted weighted average shares outstanding	51,357,390	51,947,914
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$13,098	$17,631
Other comprehensive income, net of tax:
Translation adjustment	18,609	18,366
Comprehensive income	31,707	35,997
Comprehensive income attributable to noncontrolling interests	(118)	(716)
Comprehensive income attributable to Euronet Worldwide, Inc.	$31,589	$35,281
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$13,098	$17,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,876	14,944
Share-based compensation	3,672	1,456
Unrealized foreign exchange gain, net	(2,136)	(9,285)
Gain on step acquisition	(4,388)	—
Deferred income taxes	296	(692)
Income from unconsolidated affiliates	(332)	(474)
Accretion of convertible debentures discount and amortization of debt issuance costs	2,272	2,317
Changes in working capital, net of amounts acquired:
Income taxes payable, net	1,880	2,059
Restricted cash	(15,787)	16,429
Inventory — PINs and other	20,766	19,574
Trade accounts receivable	60,573	37,151
Prepaid expenses and other current assets	(3,140)	11,521
Trade accounts payable	(36,177)	(74,519)
Deferred revenue	(19)	(2,238)
Accrued expenses and other current liabilities	(32,770)	527
Changes in noncurrent assets and liabilities	(907)	(2,493)
Net cash provided by operating activities	22,777	33,908
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,655)	—
Purchases of property and equipment	(9,511)	(6,712)
Purchases of other long-term assets	(1,864)	(302)
Other, net	425	286
Net cash used in investing activities	(13,605)	(6,728)
Cash flows from financing activities:
Proceeds from issuance of shares	690	1,715
Borrowings from revolving credit agreements	37,103	14,000
Repayments of revolving credit agreements	(39,007)	(14,000)
Repayments of long-term debt obligations	(1,000)	(500)
Repayments of capital lease obligations	(763)	(894)
Debt issuance costs	(350)	—
Other, net	146	478
Net cash provided by (used in) financing activities	(3,181)	799
Effect of exchange rate changes on cash and cash equivalents	4,014	5,532
Increase in cash and cash equivalents	10,005	33,511
Cash and cash equivalents at beginning of period	170,663	187,235
Cash and cash equivalents at end of period	$180,668	$220,746
Interest paid during the period	$1,332	$1,488
Income taxes paid during the period	4,641	5,178
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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2011, including the notes thereto, set forth in the Company’s 2011 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The qualitative assessment is applicable to the annual test of goodwill impairment as well as determining if an interim test of goodwill impairment is necessary. The Company adopted ASU 2011-08 effective January 1, 2012 and its adoption did not materially affect the Company's financial statements.
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheet and consist of amounts owed by the Company to money transfer recipients. As of March 31, 2012, the Company’s money transfer settlement obligations were $50.3 million.

(3) EARNINGS PER SHARE
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution of the assumed conversion of the Company’s convertible debentures, restricted stock and options to purchase the Company’s common stock. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended
	March 31,
	2012	2011
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,522,893	51,068,626
Incremental shares from assumed conversion of stock options and restricted stock	834,497	879,288
Diluted weighted average shares outstanding	51,357,390	51,947,914
The table includes all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 2,683,000 and 2,832,000 for the three-month periods ended March 31, 2012 and 2011, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s outstanding 3.50% debentures are convertible into 4.2 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three-month periods ended March 31, 2012 and 2011 and, accordingly, have been excluded from diluted weighted average shares outstanding.

(4) ACQUISITIONS

In January 2012, the Company acquired the remaining 51% of the common stock of Euronet Middle East W.L.L. which it did not previously own. The purchase price of approximately $6.4 million was paid from cash on hand. Accordingly, all assets and liabilities of Euronet Middle East W.L.L. were recorded at fair value which resulted in a $4.4 million gain on the increase of the book value of the 49% interest previously owned. The valuation of Euronet Middle East W.L.L.'s net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets.

The following table summarizes the preliminary fair values of the acquired net assets at the acquisition date:

(dollar amount in thousands)	Estimated Life
Current assets		$4,413
Property and equipment	3-5 years	84
Customer relationships	8 years	2,735
Goodwill	Indefinite	5,869
Other non-current assets		1
Fair value of net assets		13,102
Current liabilities		(602)
Net assets acquired		$12,500

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2012 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2011	$99,878	$488,628	$588,506
Increases (decreases):
Acquisitions	2,735	5,869	8,604
Amortization	(5,872)	—	(5,872)
Other (primarily changes in foreign currency exchange rates)	1,561	10,326	11,887
Balance as of March 31, 2012	$98,302	$504,823	$603,125

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2012, is expected to total $22.7 million for 2012, $18.1 million for 2013, $15.3 million for 2014, $10.0 million for 2015, $8.5 million for 2016 and $7.0 million for 2017.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2011 resulted in no impairment charges. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that estimates or assumptions could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2012 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2011	$87,194	$981	$6,427	$165,173	$79,000	$338,775
Increases (decreases):
Net additions (repayments)	(3,691)	146	(795)	—	(1,000)	(5,340)
Accretion	—	—	—	1,932	—	1,932
Capital lease interest	—	—	118	—	—	118
Foreign currency exchange (gain) loss	1,746	(126)	194	—	—	1,814
Balance at March 31, 2012	85,249	1,001	5,944	167,105	78,000	337,299
Less — current maturities	—	(1,001)	(2,116)	(167,105)	(5,000)	(175,222)
Long-term obligations at March 31, 2012	$85,249	$—	$3,828	$—	$73,000	$162,077

The 3.50% convertible debentures had principal amounts outstanding of $171.4 million and unamortized discounts outstanding of $4.3 million and $6.3 million as of March 31, 2012 and December 31, 2011, respectively. The discount will be amortized through October 15, 2012. Interest expense, including contractual interest and discount accretion, was $3.4 million for each of the three-month periods ended March 31, 2012 and 2011. The effective interest rate was 8.4% for the three months ended March 31, 2012 and 2011.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2012, the Company had foreign currency forward contracts outstanding with a notional value of $67.9 million, primarily in euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of 3.4 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the unaudited Consolidated Balance Sheets.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$17	$100
Foreign currency derivative contracts — gross losses	Other current liabilities	(144)	(178)
Embedded derivative in foreign lease	Other long-term liabilities	(81)	(141)
Total derivatives		$(208)	$(219)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
(in thousands)		2012	2011
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain, net	$(586)	$(1,134)
Embedded derivative in foreign lease	Foreign currency exchange gain, net	60	57
Total		$(526)	$(1,077)
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

	As of
	March 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(167,105)	$(170,367)	$(165,173)	$(170,581)
Foreign currency derivative contracts	(127)	(127)	(78)	(78)
Embedded derivative in foreign lease	(81)	(81)	(141)	(141)
The fair values disclosed above for the Company's convertible debentures are based on quoted prices in active markets for identical assets and liabilities (Level 1). The Company’s assets and liabilities recorded at fair value on a recurring basis using significant other observable inputs (Level 2) are the foreign currency derivative contracts and the embedded derivative in foreign lease. The Company values foreign currency derivative contracts using foreign currency exchange quotations for similar assets and liabilities. The embedded derivative in foreign lease is valued using present value techniques and foreign currency exchange quotations.

(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America.

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

The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$49,917	$176,343	$71,435	$(73)	$297,622
Operating expenses:
Direct operating costs	25,659	135,193	33,205	(59)	193,998
Salaries and benefits	7,347	13,264	18,175	5,480	44,266
Selling, general and administrative	4,910	9,586	11,037	2,107	27,640
Depreciation and amortization	5,969	5,099	4,720	88	15,876
Total operating expenses	43,885	163,142	67,137	7,616	281,780
Operating income (loss)	$6,032	$13,201	$4,298	$(7,689)	$15,842

	For the Three Months Ended March 31, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$44,361	$155,113	$63,177	$(58)	$262,593
Operating expenses:
Direct operating costs	22,064	119,911	28,967	(58)	170,884
Salaries and benefits	6,895	10,419	16,005	3,016	36,335
Selling, general and administrative	4,345	7,131	10,021	1,716	23,213
Depreciation and amortization	4,924	4,522	5,414	84	14,944
Total operating expenses	38,228	141,983	60,407	4,758	245,376
Operating income (loss)	$6,133	$13,130	$2,770	$(4,816)	$17,217

(10) GUARANTEES
As of March 31, 2012, the Company had $98.5 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $34.1 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $15.3 million of cash deposits held by the respective issuing banks and $1.0 million of trade accounts receivable.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2012, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $17.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.0 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2012, the balance of ATM network cash for which the Company was responsible was approximately $325 million. The Company maintains insurance policies to mitigate this exposure;

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

•
In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

•
Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to carrying out their respective duties under such agreements.

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2012 or December 31, 2011.

(11) INCOME TAXES
The Company’s effective tax rates were 29.1% and 25.8% for the three-month periods ended March 31, 2012 and 2011, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses and other non-operating gains in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 44.0% and 44.8% for the three months ended March 31, 2012 and 2011, respectively.
The increase in the effective tax rate, as adjusted, for the three months ended March 31, 2012 compared to the applicable statutory rate of 35% is primarily related to the Company’s U.S. income tax position. For the three-month period ended March 31, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by the Company’s U.S. entities have not been recognized in this period.

(12) LITIGATION AND CONTINGENCIES

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

At this time, the Company is unable to predict the possible range of loss, if any, associated with the resolution of claims against it in connection with the breach, since no claims have been asserted against it yet and information concerning loss levels has not been communicated by the card associations to Euronet. However, the Company does not at this time expect the net financial impact of loss or expense from the breach after the probable insurance recovery to be material.

The Company is continuing to take aggressive measures to strengthen its security controls, and is working closely with computer security specialists in this regard.

Expenses related to the breach were $0.3 million in the first quarter of 2012, net of expected insurance recoveries of $1.5 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of March 31, 2012, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 15,614 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 607,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 155,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 29 principal offices in Europe, seven in North America, ten in Asia Pacific and one in South America. Our executive offices are located in Leawood, Kansas, USA. With approximately 78% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenue are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 17% of total consolidated revenues for the first quarter of 2012, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements. Through our proprietary network, we generally charge fees for four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value-added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 59% of total consolidated revenues for the first quarter of 2012, are primarily derived from commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 24% of total consolidated revenues for the first quarter of 2012, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three-month periods ended March 31, 2012 and 2011 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent
EFT Processing	$49,917	$44,361	$5,556	13%
epay	176,343	155,113	21,230	14%
Money Transfer	71,435	63,177	8,258	13%
Total	297,695	262,651	35,044	13%
Eliminations	(73)	(58)	(15)	26%
Total	$297,622	$262,593	$35,029	13%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent
EFT Processing	$6,032	$6,133	$(101)	(2)%
epay	13,201	13,130	71	1%
Money Transfer	4,298	2,770	1,528	55%
Total	23,531	22,033	1,498	7%
Corporate services, eliminations and other	(7,689)	(4,816)	(2,873)	60%
Total	$15,842	$17,217	$(1,375)	(8)%

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was stronger during the first quarter of 2012 than it was during the comparable 2011 period. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter of 2012 reflected a negative impact due to the weaker foreign currencies. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the first quarter of 2012 was approximately 4% lower when compared to the same period of 2011 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuation in foreign currency exchange rates in our comparison of operating segment results for the three-month periods ended March 31, 2012 and 2011. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar from the first quarter of 2011 to the same period of 2012 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Three Months Ended	Three Months Ended
Currency (dollars per foreign currency)	March 31, 2012	March 31, 2011	Increase (Decrease) Percent
Australian dollar	$1.0555	$1.0059	5%
Brazilian real	$0.5666	$0.6000	(6)%
British pound	$1.5718	$1.6023	(2)%
euro	$1.3117	$1.3684	(4)%
Hungarian forint	$0.0044	$0.0050	(12)%
Indian rupee	$0.0199	$0.0221	(10)%
Polish zloty	$0.3108	$0.3472	(10)%

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2012 and 2011 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent
Total revenues	$49,917	$44,361	$5,556	13%
Operating expenses:
Direct operating costs	25,659	22,064	3,595	16%
Salaries and benefits	7,347	6,895	452	7%
Selling, general and administrative	4,910	4,345	565	13%
Depreciation and amortization	5,969	4,924	1,045	21%
Total operating expenses	43,885	38,228	5,657	15%
Operating income	$6,032	$6,133	$(101)	(2)%
Transactions processed (millions)	266	206	60	29%
ATMs as of March 31	15,614	11,055	4,559	41%
Average ATMs	15,188	10,945	4,243	39%

Revenues
Our revenues for the first quarter of 2012 increased when compared to the first quarter of 2011 primarily due to an increase in the number of ATMs under management, including those added from 2011 acquisitions, and growth in value added services. These increases were partly offset by the $1.2 million previously deferred revenue recognized in the first quarter of 2011 related to a customer discontinuing a certain product in Greece, as well as the impact of the weaker foreign currencies.
Average monthly revenue per ATM was $1,096 for the first quarter of 2012, compared to $1,351 for the first quarter of 2011 while revenue per transaction was $0.19 for the first quarter of 2012 compared to $0.22 for the first quarter of 2011. These decreases were primarily the result of ATM and transaction growth in India and Pakistan, where revenues per ATM and revenues per transaction are generally lower than those in Europe. These decreases were compounded by the additional revenue recognized in Greece in the first quarter of 2011 and the impact of the weaker foreign currencies.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the increase in the number of ATMs under management, partly offset by the impact of the weaker foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $24.3 million for the first quarter of 2012 compared to $22.3 million for the first quarter of 2011. The increase for the first quarter of 2012 was primarily due to the increase in ATMs under management and the growth in value added services, partly offset by the additional revenue recognized in Greece in the first quarter of 2011 and the impact of the weaker foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 49% for the first quarter of 2012 compared to 50% for the first quarter of 2011.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2012 was primarily due to adding employees to support the growth in ATMs under management, including those obtained through acquisitions, partly offset by higher capitalized software development costs and the impact of the weaker foreign currencies. As a percentage of revenues, these costs decreased to 14.7% for the first quarter of 2012 compared to 15.5% for the first quarter of 2011.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2012 compared to the same period of 2011 was primarily due to increased costs in growing markets, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses remained flat at 9.8% for both the first quarter of 2012 and 2011.
Depreciation and amortization
Depreciation and amortization expense increased for the first quarter of 2012 compared to the same period of 2011 primarily due to the increase in ATMs under management and the amortization of intangible assets related to recent acquisitions, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, depreciation and amortization expense increased to 12.0% for the first quarter of 2012 compared to 11.1% for the first quarter of 2011, mainly as a result of the amortization of intangible assets related to recent acquisitions.
Operating income
Operating income decreased slightly for the first quarter of 2012 compared to the first quarter of 2011 primarily due to the additional revenue recognized in Greece in the first quarter of 2011 and the impact of the weaker foreign currencies, partly offset by the increase in ATMs under management and growth in value added services. Operating income per transaction was $0.02 for the first quarter of 2012 and $0.03 for the first quarter of 2011 while operating income as a percentage of revenues (“operating margin”) for the first quarter of 2012 was 12.1% compared to 13.8% for the first quarter of 2011. These decreases reflect the additional revenue recognized in the first quarter of 2011, the increase in the proportion of lower margin transactions, the increase in amortization of intangible assets related to recent acquisitions and the impact of the weaker foreign currencies.

EPAY SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2012 and 2011 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent
Total revenues	$176,343	$155,113	$21,230	14%
Operating expenses:
Direct operating costs	135,193	119,911	15,282	13%
Salaries and benefits	13,264	10,419	2,845	27%
Selling, general and administrative	9,586	7,131	2,455	34%
Depreciation and amortization	5,099	4,522	577	13%
Total operating expenses	163,142	141,983	21,159	15%
Operating income	$13,201	$13,130	$71	1%
Transactions processed (millions)	266	243	23	9%
Revenues
The increase in revenues for the first quarter of 2012 compared to the same period of 2011 was primarily due to the impact of our third quarter 2011 acquisition of cadooz Holding GmbH ("cadooz") and an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the U.S. These increases were partly offset by revenue declines in Australia and the U.K., which were mostly driven by economic and competitive pressures, lower-cost plans and the impact of certain large retailers entering into direct agreements with two mobile operators in Australia during the second half of 2011, as well as the impact of the weaker foreign currencies.
In certain markets, our revenue has declined or growth has slowed due to mobile phone operators driving competitive reductions in commissions or removing us from the airtime distribution chain by using alternative distribution strategies, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available and commercially appropriate.
Although revenues in Brazil for the first quarter of 2012 were largely unchanged compared to the first quarter of 2011, the results reflect growth achieved during 2011 as a result of our expansion efforts being offset by decreases in revenues due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. These mobile operator changes are expected to negatively impact revenues for the remainder of 2012.
Revenues per transaction were $0.66 for the first quarter of 2012 compared to $0.64 for the first quarter of 2011. The increase in revenues per transaction was mainly due to the impact of cadooz transactions, which are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value. This increase was partly offset by the impact of the weaker foreign currencies and other changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with strong contribution to gross profit.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily attributable to the impact of cadooz transactions, as well as the growth in transactions in Germany and the U.S., partly offset by the decrease in the number of transactions processed in Australia, lower commission costs in the U.K. and the impact of the weaker foreign currencies.

Gross profit
Gross profit, which represents revenues less direct costs, was $41.2 million for the first quarter of 2012 compared to $35.2 million for the first quarter of 2011. The primary causes of the increase in gross profit are the impact of cadooz transactions and the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – and the U.S. Gross margin remained flat at 23% for both the first quarter of 2012 and 2011. Gross profit per transaction increased to $0.15 for the first quarter of 2012 compared to $0.14 for the same period of 2011, reflecting the impact of cadooz transactions, partly offset by the impact of the weaker foreign currencies and a higher percentage of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2012 compared to the same period of 2011 was primarily due to the impact of the cadooz acquisition, growth of epay Brazil's sales staff and additional headcount to support development of new products and growing markets, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits increased to 7.5% for the first quarter of 2012 from 6.7% for the first quarter of 2011, primarily because the increase in epay Brazil's sales staff exceeded growth in its revenues.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2012 compared to the same period of 2011 was mainly due to the impacts of the cadooz acquisition, increased costs in Brazil and additional overhead to support development of new products and growing markets, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased to 5.4% for the first quarter of 2012 from 4.6% for the first quarter of 2011, primarily because the increase in epay Brazil's costs exceeded growth in its revenues.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the first quarter of 2012 compared to the same period of 2011 mainly due to the impact of the cadooz acquisition, including amortization of acquired intangible assets, and the addition of POS terminals in growing markets. These increases were partly offset by decreased expense in markets where acquired intangible assets became fully amortized, as well as the impact of the weaker foreign currencies. As a percentage of revenues, these expenses remained flat at 2.9% for both the first quarter of 2012 and 2011.
Operating income
The slight increase in operating income for the first quarter of 2012 compared to the same period of 2011 was primarily due to growth in the U.S. and Germany and the impact of the cadooz acquisition, largely offset by increased costs in Brazil, fewer transactions processed in Australia and the impact of the weaker foreign currencies. Operating margin was 7.5% for the first quarter of 2012 compared to 8.5% for the first quarter of 2011. The decrease was primarily due to the first quarter 2012 impact of the inclusion of cadooz revenues at gross value, the increase in epay Brazil's costs exceeding growth in its revenues and lower revenues in Australia. Operating income per transaction remained flat at $0.05 for both the first quarter of 2012 and 2011.
As discussed earlier, in our epay Brazil operations, operating expenses have increased significantly and revenues are expected to be negatively impacted by certain mobile operators' distribution strategies throughout 2012. To regain our desired profitability in Brazil, we are adjusting our strategy and making changes in the business to better align costs with its revenues. Additionally, we expect to introduce other electronic payment products in this market during 2012 to increase revenues. However, if we are unable to achieve adequate profitability within epay Brazil in the longer term, it is possible that the goodwill or other acquired intangible assets of this reporting unit could become impaired.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three-month periods ended March 31, 2012 and 2011 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent
Total revenues	$71,435	$63,177	$8,258	13%
Operating expenses:
Direct operating costs	33,205	28,967	4,238	15%
Salaries and benefits	18,175	16,005	2,170	14%
Selling, general and administrative	11,037	10,021	1,016	10%
Depreciation and amortization	4,720	5,414	(694)	(13)%
Total operating expenses	67,137	60,407	6,730	11%
Operating income	$4,298	$2,770	$1,528	55%
Transactions processed (millions)	6.7	5.3	1.4	26%

Revenues
The increase in revenues for the first quarter of 2012 compared to the same period of 2011 was primarily due to the increase in the number of transactions processed. The growth in transactions processed was driven by a 14% increase in money transfers, including a 15% increase from the U.S. and 12% from non-U.S. markets in the first quarter 2012, and growth in other products such as mobile top-up, check cashing and bill payment. The increase in transfers from the U.S. was primarily the result of the recent recovery of U.S. to Mexico money transfer activity, partly due to the expansion of the number of company-owned stores and agents. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction decreased to $10.66 for the first quarter of 2012 from $11.92 for the first quarter of 2011. The growth rate of transactions exceeded the revenue growth rate for the first quarter of 2012 compared to the same period of 2011 largely because of the increase in the number of non-money transfer transactions. These products generate considerably lower revenues per transaction than money transfers.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank depository fees. The increase in direct operating costs in the first quarter of 2012 compared to the same period of 2011 was primarily due to the growth in transactions processed and a more rapid expansion of the agent network than the number of company-owned stores.
Gross profit
Gross profit, which represents revenues less direct costs, was $38.2 million for the first quarter of 2012 compared to $34.2 million for the first quarter of 2011. The improvements were primarily due to the growth in money transfer transactions and the addition of new products. Gross margin was 54% for both the first quarter of 2012 and 2011.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2012 compared to the same period of 2011 was due to the increased expenditures we incurred to support expansion of our operations in the U.S and internationally. As a percentage of revenues, salaries and benefits remained essentially flat at 25.4% for the first quarter of 2012 compared to 25.3% for the first quarter of 2011.

Selling, general and administrative
Selling, general and administrative expenses increased for the first quarter of 2012 compared to the same period of 2011, primarily as the result of the increased expenditures we incurred to support expansion of our operations, both in the U.S. and internationally. As a percentage of revenues, selling, general and administrative expenses decreased to 15.5% for the first quarter of 2012 from 15.9% for the first quarter of 2011.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first quarter of 2012, depreciation and amortization decreased compared to the same period in 2011, primarily as a result of certain acquired intangible assets becoming fully amortized at the end of the first quarter of 2011. As a percentage of revenues, depreciation and amortization decreased to 6.6% for the first quarter of 2012 from 8.6% for the first quarter of 2011.
Operating income
Operating income increased by $1.5 million for the first quarter of 2012 compared to the same period of 2011. These increases reflect the growth in transactions processed, the acquired intangible assets becoming fully amortized and the addition of new products, partly offset by increased salaries and benefits and selling, general and administrative expenses for expansion. Operating margin was 6.0% for the first quarter of 2012 compared to 4.4% for the first quarter of 2011, while operating income per transaction increased to $0.64 for the first quarter of 2012 from $0.52 for the first quarter of 2011.
CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2012 and 2011 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Increase Amount	Increase Percent
Salaries and benefits	$5,480	$3,016	$2,464	82%
Selling, general and administrative	2,121	1,716	405	24%
Depreciation and amortization	88	84	4	5%
Total operating expenses	$7,689	$4,816	$2,873	60%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the first quarter of 2012 compared to the same period of 2011, mostly due to increases in salaries and benefits. That increase was primarily the result of an increase in share-based compensation expense related to improved company performance. The increase in selling, general and administrative expenses was due mainly to higher professional fees.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Interest income	$1,310	$1,115	$195	17%
Interest expense	(5,480)	(5,335)	(145)	3%
Income from unconsolidated affiliates	332	474	(142)	(30)%
Other gains, net	4,325	1,000	3,325	n/m
Foreign currency exchange gain, net	2,136	9,285	(7,149)	n/m
Other income (expense), net	$2,623	$6,539	$(3,916)	n/m
n/m — Not meaningful.

Interest income
The increase in interest income for the first quarter of 2012 from the same period of 2011 was primarily due to interest earned on overnight deposits in Poland beginning in the second half of 2011, partly offset by less interest earned in Australia.
Interest expense
The increase in interest expense for the first quarter of 2012 from the same period of 2011 was primarily related to having larger amounts outstanding under the credit facility during the first quarter of 2012 than during the same period in 2011.
Income from unconsolidated affiliates
Income from unconsolidated affiliates represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East during 2011 before our acquisition of the remaining 51% interest in January 2012. The decrease in income from unconsolidated affiliates was nearly all the result of consolidating Euronet Middle East's results in the first quarter of 2012.
Other gains, net
Our acquisition of the remaining 51% interest in Euronet Middle East in January 2012 resulted in Euronet obtaining control of the entity and, therefore, was considered a business combination. Accordingly, we valued all assets and liabilities at fair value which resulted in a $4.4 million gain on the increase of the book value of the 49% interest previously owned.
Additionally, in the first quarter of 2011, we recorded an investment in marketable securities at fair value which resulted in a loss of $0.1 million.
In the first quarter of 2011, we recorded a $1.0 million gain from the settlement of a class action lawsuit related to losses on MoneyGram, Inc. stock we formerly held.
Foreign currency exchange gain, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans, which are not long-term in nature, that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange gain of $2.1 million in the first quarter of 2012 compared to $9.3 million in the first quarter of 2011. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Income before income taxes	$18,465	$23,756
Income tax expense	(5,367)	(6,125)
Net income	$13,098	$17,631

Effective income tax rate	29.1%	25.8%

Income before income taxes	$18,465	$23,756
Adjust: Foreign currency exchange gain, net	2,136	9,285
Adjust: Other gains, net	4,325	1,000
Income before income taxes, as adjusted	$12,004	$13,471

Income tax expense	$(5,367)	$(6,125)
Adjust: Income tax expense attributable to foreign currency exchange gain, net	(83)	(84)
Income tax expense, as adjusted	$(5,284)	$(6,041)

Effective income tax rate, as adjusted	44.0%	44.8%

Our effective tax rates were 29.1% and 25.8% for the three-month periods ended March 31, 2012 and 2011, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and other net gains in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 44.0% and 44.8% for the three months ended March 31, 2012 and 2011, respectively.
The increase in the effective tax rate, as adjusted, for the three months ended March 31, 2012 compared to the applicable statutory rate of 35% was primarily related to our U.S. income tax positions. For the three-month period ended March 31, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized in these periods.
The decrease in the effective tax rate, as adjusted, for the first quarter of 2012 from the same period of 2011 was primarily due to a lesser portion of the Company's income being earned in countries with higher tax rates during the first quarter of 2012 than during the same period of 2011.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net loss attributable to noncontrolling interests was $0.1 million for the first quarter of 2012 compared to net income of $0.3 million for the first quarter of 2011. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	51%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Services LLC	95%	EFT - Russia

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $13.2 million for the first quarter of 2012 compared to $17.3 million for the first quarter of 2011. As more fully discussed above, the decrease in income of $4.1 million for the first three months of 2012 as compared to the same period in 2011 was primarily the result of the $7.1 million decrease in foreign currency exchange gains and a decrease in operating income of $1.4 million. These decreases were partly offset by a $3.3 million increase in other non-operating gains, a $0.8 million decrease in income tax expense and a $0.4 million decrease in net income attributable to noncontrolling interest. Other items increased net income by $0.1 million during the first three months of 2012 compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2012, we had negative working capital, which is calculated as the difference between total current assets and total current liabilities, of $9.6 million, compared to negative working capital of $20.5 million as of December 31, 2011. Our ratio of current assets to current liabilities was 0.99 as of March 31, 2012, compared to 0.97 as of December 31, 2011. The increase in working capital was primarily due to working capital produced by operations during the first quarter of 2012, partly offset by the acquisition of Euronet Middle East and repayments of borrowings under the revolving credit facility.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of March 31, 2012, working capital in the Money Transfer Segment was $78.2 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
A majority of our cash and cash equivalents are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $22.8 million for the first quarter of 2012 compared to $33.9 million for the first quarter of 2011. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $13.6 million for the first quarter of 2012 compared to $6.7 million for the first quarter of 2011. During the first quarter of 2012, we used $2.7 million for acquisitions. Purchases of property and equipment used $9.5 million and $6.7 million of cash for the first quarter of 2012 and 2011, respectively. Additionally, cash used for software development and other investing activities totaled $1.4 million for the first quarter of 2012.
Financing activity cash flow
Cash flows used in financing activities were $3.2 million during the first quarter of 2012 compared to cash provided of $0.8 million during the first quarter of 2011. Our financing activities for the first quarter of 2012 consisted primarily of net repayments of debt obligations of $3.7 million compared to $1.4 million for the first quarter of 2011. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first quarter of 2012 we had a total of $37.1 million in borrowings and $39.0 million in repayments under our revolving credit facilities. During the first quarter of 2012, we paid $0.4 million in debt issuance costs associated with the amendment of our credit facility in 2011. Additionally, for the three months ended March 31, 2012 and 2011, we paid $0.8 million and $0.9 million, respectively, for capital lease obligations. Further, we received $0.7 million and $1.7 million during the first quarter of 2012 and 2011, respectively, for the issuance of shares.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and related financing needs.
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
The $265 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. Subject to certain conditions, we have the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Amended and Restated Credit Agreement. The maturity date for the Credit Facility is August 18, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. Financing costs of $4.5 million have been deferred and are being amortized over the terms of the respective loans.
As of March 31, 2012, we had borrowings of $78.0 million outstanding under the term loan. We had $85.2 million of borrowings and $34.1 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2012. The remaining $155.7 million under the revolving credit facility was available for borrowing. As of March 31, 2012, our weighted average interest rate was 2.4% under the revolving credit facility and 2.2% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at March 31, 2012 were primarily comprised of the $167.1 million carrying value ($171.4 million in principal) of the 3.5% convertible debentures because the initial put option occurs on October 15, 2012 (see description below). Additionally, we have $5.0 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of March 31, 2012.
The $171.4 million in principal amount of 3.50% Convertible Debentures Due 2025 are convertible into 4.2 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.

Should holders of the 3.50% convertible debentures require us to repurchase their debentures on October 15, 2012, we believe we will have sufficient cash on hand and amounts available under our revolving credit facility to fund these required repurchases as well as our other current obligations.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our common stock. While we made no repurchases during the first quarter of 2012, we may repurchase such securities if prices provide attractive returns on capital.
Payment obligations related to acquisitions — Part of the net assets acquired in the September 2011 acquisition of cadooz includes a liability for additional purchase price consideration based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014.
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
Capital expenditures and needs — Total capital expenditures for the first quarter of 2012 were $9.6 million. These capital expenditures were primarily for the purchase of office, data center and company store computer equipment and software, as well as ATMs in Poland and POS terminals for the epay Segment. Total capital expenditures for 2012 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 132,000 of the approximately 607,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, contingent acquisition and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to issue additional debt and/or equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
Other trends and uncertainties

Although Euronet has no direct investments in European sovereign debt, we are indirectly exposed to its risks. Many of the customers of our EFT Processing Segment are banks who may hold investments in European sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Further, to the extent that sovereign debt concerns depress economic activity, such concerns may negatively impact the number of transactions processed on our epay and money transfer networks, resulting in lower revenue.
Our Brazil and Australia epay business has recently experienced revenue declines as a result of changes in the distribution strategies of certain mobile operators. Continued competitive pressures in Brazil or Australia may negatively impact the epay Segment's profitability in the near term.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2012, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2012. See also Note 10, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2012, there have been no material changes from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions; technological developments affecting the market for our products and services; foreign currency exchange fluctuations; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2012, our total debt outstanding was $337.3 million. Of this amount, $167.1 million, or 49% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $171.4 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of March 31, 2012, the fair value of our fixed rate convertible debentures was $170.4 million, compared to a carrying value of $167.1 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 8.9% annually. Additionally, approximately $5.9 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2012 and 2015.
The remaining $164.3 million, or 49% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $3.2 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the three months ended March 31, 2012, 78% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of March 31, 2012, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $35 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2012, we had foreign currency forward contracts outstanding with a notional value of $67.9 million, primarily in euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of 3.4 days. The fair value of these forward contracts as of March 31, 2012 was an unrealized loss of $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as may be updated in our subsequent filings with the SEC, before making an investment decision. The risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended March 31, 2012, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 408 shares of its common stock for participant income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(1)	Programs	(2)
January 1 - January 31	408	$18.48	—	3,977,841
___________________________________

(1)	For shares repurchased for participant income tax withholding, the price paid per share is the closing price of the shares on the vesting date.

(2)	The Company is authorized to repurchase up to $100 million or 5 million shares of its common stock through August 22, 2013.

ITEM 6. EXHIBITS

a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to the Unaudited Consolidated Financial Statements. (3)

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
May 2, 2012
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer