Form 10-Q
period 2012-06-30
EURONET WORLDWIDE INC
filed 2012-08-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2012 was 50,830,210 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	33
PART II—OTHER INFORMATION	33
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	33
ITEM 6. EXHIBITS	35
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,554	$170,663
Restricted cash	71,106	73,305
Inventory — PINs and other	75,852	98,819
Trade accounts receivable, net of allowances for doubtful accounts of $17,210 at June 30, 2012 and $14,787 at December 31, 2011	286,721	349,543
Prepaid expenses and other current assets	71,820	61,640
Total current assets	684,053	753,970
Property and equipment, net of accumulated depreciation of $190,190 at June 30, 2012 and $175,875 at December 31, 2011	108,033	102,900
Goodwill	485,495	488,628
Acquired intangible assets, net of accumulated amortization of $128,549 at June 30, 2012 and $129,119 at December 31, 2011	89,613	99,878
Other assets, net of accumulated amortization of $21,807 at June 30, 2012 and $19,529 at December 31, 2011	58,499	60,953
Total assets	$1,425,693	$1,506,329

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$318,258	$351,360
Accrued expenses and other current liabilities	175,560	216,794
Current portion of capital lease obligations	1,928	2,178
Short-term debt obligations and current maturities of long-term debt obligations	175,571	170,654
Income taxes payable	4,321	5,228
Deferred revenue	26,813	28,272
Total current liabilities	702,451	774,486
Debt obligations, net of current portion	140,757	161,694
Capital lease obligations, net of current portion	3,076	4,249
Deferred income taxes	24,256	26,003
Other long-term liabilities	12,429	13,152
Total liabilities	882,969	979,584
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 52,413,515 issued at June 30, 2012 and 51,982,227 issued at December 31, 2011	1,048	1,040
Additional paid-in-capital	774,808	766,221
Treasury stock, at cost, 1,590,477 shares at June 30, 2012 and 1,543,441 shares at December 31, 2011	(22,764)	(21,869)
Accumulated deficit	(185,631)	(204,550)
Restricted reserve	1,016	1,001
Accumulated other comprehensive loss	(30,290)	(21,408)
Total Euronet Worldwide, Inc. stockholders’ equity	538,187	520,435
Noncontrolling interests	4,537	6,310
Total equity	542,724	526,745
Total liabilities and equity	$1,425,693	$1,506,329
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$302,377	$279,802	$599,999	$542,395

Operating expenses:
Direct operating costs	192,589	175,392	386,587	346,276
Salaries and benefits	44,809	43,758	89,075	80,093
Selling, general and administrative	29,027	27,073	56,667	50,286
Depreciation and amortization	16,098	14,779	31,974	29,723
Total operating expenses	282,523	261,002	564,303	506,378
Operating income	19,854	18,800	35,696	36,017

Other income (expense):
Interest income	1,306	1,472	2,616	2,587
Interest expense	(5,579)	(5,171)	(11,059)	(10,506)
Income from unconsolidated affiliates	278	366	610	840
Legal settlement	—	—	—	1,000
Other (losses) gains, net	(154)	—	4,171	—
Foreign currency exchange (loss) gain, net	(4,792)	3,652	(2,656)	12,937
Other (expense) income, net	(8,941)	319	(6,318)	6,858

Income before income taxes	10,913	19,119	29,378	42,875

Income tax expense	(5,187)	(6,825)	(10,554)	(12,950)

Net income	5,726	12,294	18,824	29,925
Less: Net loss (income) attributable to noncontrolling interests	21	(405)	95	(752)
Net income attributable to Euronet Worldwide, Inc.	$5,747	$11,889	$18,919	$29,173

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — basic	$0.11	$0.23	$0.37	$0.57

Basic weighted average shares outstanding	50,765,005	51,219,681	50,643,949	51,144,154

Earnings per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$0.11	$0.23	$0.37	$0.56

Diluted weighted average shares outstanding	51,671,501	51,957,942	51,483,148	51,950,613
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$5,726	$12,294	$18,824	$29,925
Other comprehensive (loss) income, net of tax:
Translation adjustment	(27,267)	12,577	(8,658)	30,943
Comprehensive (loss) income	(21,541)	24,871	10,166	60,868
Comprehensive loss (income) attributable to noncontrolling interests	331	(571)	213	(1,287)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(21,210)	$24,300	$10,379	$59,581
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Net income	$18,824	$29,925

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,974	29,723
Share-based compensation	6,625	5,244
Unrealized foreign exchange gain, net	2,656	(12,937)
Gain on step acquisition	(4,388)	—
Deferred income taxes	(2,550)	(1,597)
Income from unconsolidated affiliates	(610)	(840)
Accretion of convertible debentures discount and amortization of debt issuance costs	4,656	4,680
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(695)	3,041
Restricted cash	1,377	333
Inventory — PINs and other	21,001	33,323
Trade accounts receivable	60,915	22,174
Prepaid expenses and other current assets	(9,555)	671
Trade accounts payable	(29,606)	(43,949)
Deferred revenue	(1,191)	(2,321)
Accrued expenses and other current liabilities	(40,241)	(8,054)
Changes in noncurrent assets and liabilities	2,477	(3,500)
Net cash provided by operating activities	61,669	55,916

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,854)	(3,399)
Purchases of property and equipment	(24,775)	(16,743)
Purchases of other long-term assets	(2,503)	(1,540)
Other, net	745	425
Net cash used in investing activities	(32,387)	(21,257)

Cash flows from financing activities:
Proceeds from issuance of shares	1,900	1,861
Borrowings from revolving credit agreements	179,658	127,700
Repayments of revolving credit agreements	(197,399)	(127,700)
Repayments of long-term debt obligations	(2,000)	(1,000)
Repayments of capital lease obligations	(1,378)	(1,647)
Debt issuance costs	(905)	—
Payment of acquisition contingent consideration	—	(5,455)
Other, net	119	614
Net cash used in financing activities	(20,005)	(5,627)

Effect of exchange rate changes on cash and cash equivalents	(1,386)	9,239

Increase in cash and cash equivalents	7,891	38,271

Cash and cash equivalents at beginning of period	170,663	187,235

Cash and cash equivalents at end of period	$178,554	$225,506

Interest paid during the period	$5,968	$5,826
Income taxes paid during the period	14,311	12,471
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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of June 30, 2012, and the results of its operations for the three- and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2011, including the notes thereto, set forth in the Company’s 2011 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheet and consist of amounts owed by the Company to money transfer recipients. As of June 30, 2012, the Company’s money transfer settlement obligations were $48.4 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,765,005	51,219,681	50,643,949	51,144,154
Incremental shares from assumed conversion of stock options and restricted stock	906,496	738,261	839,199	806,459
Diluted weighted average shares outstanding	51,671,501	51,957,942	51,483,148	51,950,613
The table includes the impact of all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the periods. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 3,496,000 and 3,662,000 for the three- and six-month periods ended June 30, 2012, respectively, and approximately 1,817,000 and 1,751,111 for the three- and six -month periods ended June 30, 2011, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s outstanding 3.50% debentures are convertible into 4.2 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the 3.50% debentures was anti-dilutive for the three- and six-month periods ended June 30, 2012 and 2011 and, accordingly, associated shares have been excluded from diluted weighted average shares outstanding.

(4) ACQUISITIONS

In January 2012, the Company acquired the remaining 51% of the common stock, which it did not previously own, of Euronet Middle East W.L.L. The purchase price of approximately $6.4 million was paid from cash on hand. Accordingly, all assets and liabilities of Euronet Middle East W.L.L. were recorded at fair value which resulted in a $4.4 million gain on the increase of the book value of the 49% interest previously owned.

The following table summarizes the fair values of the acquired net assets at the acquisition date:

(dollar amount in thousands)	Estimated Life
Current assets		$4,413
Property and equipment	3-5 years	84
Customer relationships	8 years	2,735
Goodwill	Indefinite	5,869
Other non-current assets		1
Fair value of net assets		13,102
Current liabilities		(602)
Net assets acquired		$12,500

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2012 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2011	$99,878	$488,628	$588,506
Increases (decreases):
Acquisition	2,735	5,869	8,604
Amortization	(11,471)	—	(11,471)
Other (primarily changes in foreign currency exchange rates)	(1,529)	(9,002)	(10,531)
Balance as of June 30, 2012	$89,613	$485,495	$575,108

Estimated annual amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2012, is expected to total $22.2 million for 2012, $17.5 million for 2013, $14.9 million for 2014, $9.7 million for 2015, $8.1 million for 2016 and $6.7 million for 2017.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2012 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2011	$87,194	$981	$6,427	$165,173	$79,000	$338,775
Increases (decreases):
Net additions (repayments)	(16,546)	119	(1,498)	—	(2,000)	(19,925)
Accretion	—	—	—	3,906	—	3,906
Capital lease interest	—	—	206	—	—	206
Foreign currency exchange gain	(1,391)	(108)	(131)	—	—	(1,630)
Balance at June 30, 2012	69,257	992	5,004	169,079	77,000	321,332
Less — current maturities	—	(992)	(1,928)	(169,079)	(5,500)	(177,499)
Long-term obligations at June 30, 2012	$69,257	$—	$3,076	$—	$71,500	$143,833

The 3.50% convertible debentures had principal amounts outstanding of $171.4 million and unamortized discounts outstanding of $2.3 million and $6.3 million as of June 30, 2012 and December 31, 2011, respectively. The discount will be amortized through October 15, 2012. Interest expense, including contractual interest and discount accretion, was $3.5 million and $3.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $6.9 million and $6.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. The effective interest rate was 8.4% for the three- and six-month periods ended June 30, 2012 and 2011.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2012, the Company had foreign currency forward contracts outstanding with a notional value of $80.6 million, primarily in euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of 3 days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815. At June 30, 2012 and December 31, 2011, the embedded derivative is recorded at fair value in the Consolidated Balance sheets.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$106	$100
Foreign currency derivative contracts — gross losses	Other current liabilities	(671)	(178)
Embedded derivative in foreign lease	Other long-term liabilities	(46)	(141)
Total derivatives		$(611)	$(219)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of (Loss) Gain Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2012	2011	2012	2011
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange (loss)gain, net	$1,295	$(621)	$709	$(1,754)
Embedded derivative in foreign lease	Foreign currency exchange (loss) gain, net	35	14	95	71
Total		$1,330	$(607)	$804	$(1,683)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

(8) FAIR VALUE MEASUREMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2016 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	June 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(169,079)	$(171,224)	$(165,173)	$(170,581)
Foreign currency derivative contracts	(565)	(565)	(78)	(78)
Embedded derivative in foreign lease	(46)	(46)	(141)	(141)
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

(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$58,309	$166,671	$77,483	$(86)	$302,377
Operating expenses:
Direct operating costs	28,231	127,993	36,438	(73)	192,589
Salaries and benefits	8,408	12,428	18,442	5,531	44,809
Selling, general and administrative	5,023	11,220	11,291	1,493	29,027
Depreciation and amortization	6,306	5,040	4,638	114	16,098
Total operating expenses	47,968	156,681	70,809	7,065	282,523
Operating income (expense)	$10,341	$9,990	$6,674	$(7,151)	$19,854

	For the Three Months Ended June 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$50,378	$156,479	$73,005	$(60)	$279,802
Operating expenses:
Direct operating costs	23,401	118,554	33,497	(60)	175,392
Salaries and benefits	8,026	11,521	17,360	6,851	43,758
Selling, general and administrative	4,502	8,443	12,166	1,962	27,073
Depreciation and amortization	5,258	4,476	4,960	85	14,779
Total operating expenses	41,187	142,994	67,983	8,838	261,002
Operating income (expense)	$9,191	$13,485	$5,022	$(8,898)	$18,800

	For the Six Months Ended June 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$108,226	$343,014	$148,918	$(159)	$599,999
Operating expenses:
Direct operating costs	53,890	263,186	69,643	(132)	386,587
Salaries and benefits	15,755	25,692	36,617	11,011	89,075
Selling, general and administrative	9,933	20,806	22,328	3,600	56,667
Depreciation and amortization	12,275	10,139	9,358	202	31,974
Total operating expenses	91,853	319,823	137,946	14,681	564,303
Operating income (expense)	$16,373	$23,191	$10,972	$(14,840)	$35,696

	For the Six Months Ended June 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$94,739	$311,592	$136,182	$(118)	$542,395
Operating expenses:
Direct operating costs	45,465	238,465	62,464	(118)	346,276
Salaries and benefits	14,921	21,940	33,365	9,867	80,093
Selling, general and administrative	8,847	15,574	22,187	3,678	50,286
Depreciation and amortization	10,182	8,998	10,374	169	29,723
Total operating expenses	79,415	284,977	128,390	13,596	506,378
Operating income (expense)	$15,324	$26,615	$7,792	$(13,714)	$36,017

(10) GUARANTEES
As of June 30, 2012, the Company had $89.2 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $34.4 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $14.8 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2012, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.5 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2012, the balance of ATM network cash for which the Company was responsible was approximately $315 million. The Company maintains insurance policies to mitigate this exposure;

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

•
In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions of operating units or assets made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

•
Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to carrying out their respective duties under such agreements.

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2012 or December 31, 2011.

(11) INCOME TAXES
The Company’s effective tax rates were 47.5% and 35.7% for the three-month periods ended June 30, 2012 and 2011, respectively, and 35.9% and 30.2% for the six-month periods ended June 30, 2012, and 2011, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses, $4.4 million gain on acquisition during the six-month period ended June 30, 2012 and a $1.0 million gain on legal settlement during the six-month period ended June 30, 2011. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 33.6% and 44.2% for the three-month periods ended June 30, 2012 and 2011, respectively, and 38.1% and 44.5% for the six-month periods ended June 30, 2012 and 2011, respectively.
The Company's effective tax rate, as adjusted, for the second quarter of 2012 was lower than the applicable statutory rate of 35% primarily because of the recognition of previously unrecognized tax benefits and tax return true ups in foreign jurisdictions. The Company's effective tax rate, as adjusted, for the first half of 2012 was higher than the applicable statutory rate of 35% primarily because of our U.S. income tax positions, partly offset by the recognition of previously unrecognized tax benefits and tax return true ups in foreign jurisdictions. For the six-month period ended June 30, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized in these periods.

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

At this time, the Company is unable to predict the possible range of loss, if any, associated with the resolution of claims against it in connection with the breach. However, the Company does not at this time expect the net financial impact of loss or expense from the breach after the probable insurance recovery to be material.

The Company is continuing to take aggressive measures to strengthen its security controls, and is working closely with computer security specialists in this regard.

Expenses related to the breach were $0.5 million in the first half of 2012, net of $1.7 million in amounts recovered from our insurance carrier and expected additional insurance recoveries of $0.2 million.

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
At this time, the Company is unable to predict the outcome of the DOJ investigation, or, if charges were to be brought against CES, the possible range of loss, if any, associated with the resolution of any such charges. Nor can the Company predict any potential effect on the Company’s business, results of operations or financial condition arising from such charges or potential collateral consequences, which could include fines, penalties, limitations on or revocation of CES’s license to engage in the money transfer business in one or more states, and civil liability. During the three- and six-month periods ended June 30, 2012, no significant fees were incurred related to this investigation and related matters. In addition, the Company may incur in the future significant fees and expenses in connection with the DOJ investigation and related matters.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of June 30, 2012, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,048 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and value added services, including dynamic currency conversion. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 617,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 158,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 28 principal offices in Europe, six in North America, nine in Asia Pacific, one in South America, and two in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 77% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 18% of total consolidated revenues for the first half of 2012, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements and other value added services such as advertising, money transfers and foreign currency exchange margin on dynamic currency conversion transactions provided over ATMs. Through our proprietary network, we generally charge fees or earn margin on four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 57% of total consolidated revenues for the first half of 2012, are primarily derived from commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the first half of 2012, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	the entrance into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
epay Segment — The continued expansion and development of the epay Segment business will depend on various factors, including, but not necessarily limited to, the following:

•	our ability to negotiate new agreements in additional markets with mobile phone operators, content providers, agent financial institutions and retailers;

•	our ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.
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

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	our ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through Ria’s stores and agents worldwide;

•
our ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and six-month periods ended June 30, 2012 and 2011 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase			Increase (Decrease)	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
EFT Processing	$58,309	$50,378	$7,931	16%	$108,226	$94,739	$13,487	14%
epay	166,671	156,479	10,192	7%	343,014	311,592	31,422	10%
Money Transfer	77,483	73,005	4,478	6%	148,918	136,182	12,736	9%
Total	302,463	279,862	22,601	8%	600,158	542,513	57,645	11%
Eliminations	(86)	(60)	(26)	43%	(159)	(118)	(41)	35%
Total	$302,377	$279,802	$22,575	8%	$599,999	$542,395	$57,604	11%

	Operating Income (Loss) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Loss) for the Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
EFT Processing	$10,341	$9,191	$1,150	13%	$16,373	$15,324	$1,049	7%
epay	9,990	13,485	(3,495)	(26)%	23,191	26,615	(3,424)	(13)%
Money Transfer	6,674	5,022	1,652	33%	10,972	7,792	3,180	41%
Total	27,005	27,698	(693)	(3)%	50,536	49,731	805	2%
Corporate services, eliminations and other	(7,151)	(8,898)	1,747	(20)%	(14,840)	(13,714)	(1,126)	8%
Total	$19,854	$18,800	$1,054	6%	$35,696	$36,017	$(321)	(1)%

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was stronger during the second quarter and first half of 2012 than it was during the comparable 2011 periods. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the second quarter and first half of 2012 reflected a negative impact due to the weaker foreign currencies. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the second quarter and first half of 2012 was approximately 11% and 8% lower, respectively, when compared to the same periods of 2011 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results for the three- and six-month periods ended June 30, 2012 and 2011. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in currency values relative to the U.S. dollar from the second quarter and first half of 2011 to the same periods of 2012 for the countries and regions in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
Currency (dollars per foreign currency)	June 30, 2012	June 30, 2011	Decrease Percent	June 30, 2012	June 30, 2011	Decrease Percent
Australian dollar	$1.0100	$1.0626	(5)%	$1.0327	$1.0343	—%
Brazilian real	$0.5110	$0.6272	(19)%	$0.5388	$0.6136	(12)%
British pound	$1.5826	$1.6313	(3)%	$1.5772	$1.6168	(2)%
euro	$1.2837	$1.4391	(11)%	$1.2977	$1.4037	(8)%
Hungarian forint	$0.0044	$0.0054	(19)%	$0.0044	$0.0052	(16)%
Indian rupee	$0.0185	$0.0224	(17)%	$0.0192	$0.0223	(14)%
Polish zloty	$0.3021	$0.3640	(17)%	$0.3064	$0.3556	(14)%

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2012 and 2011 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase	Increase			Increase	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$58,309	$50,378	$7,931	16%	$108,226	$94,739	$13,487	14%
Operating expenses:
Direct operating costs	28,231	23,401	4,830	21%	53,890	45,465	8,425	19%
Salaries and benefits	8,408	8,026	382	5%	15,755	14,921	834	6%
Selling, general and administrative	5,023	4,502	521	12%	9,933	8,847	1,086	12%
Depreciation and amortization	6,306	5,258	1,048	20%	12,275	10,182	2,093	21%
Total operating expenses	47,968	41,187	6,781	16%	91,853	79,415	12,438	16%
Operating income	$10,341	$9,191	$1,150	13%	$16,373	$15,324	$1,049	7%
Transactions processed (millions)	291	233	58	25%	557	439	118	27%
ATMs as of June 30	17,048	12,058	4,990	41%	17,048	12,058	4,990	41%
Average ATMs	16,756	11,692	5,064	43%	15,972	11,319	4,653	41%

Revenues
Our revenues for the second quarter and first half of 2012 increased when compared to the same periods of 2011, primarily due to an increase in the number of ATMs under management, including those added from 2011 acquisitions, and growth in value added services, including dynamic currency conversion. These increases were partly offset by the impact of the weaker foreign currencies in 2012. The increase for the first half was also partly offset by the $1.2 million previously deferred revenue recognized in the first quarter of 2011 related to a customer discontinuing a certain product in Greece.
Average monthly revenue per ATM was $1,160 for the second quarter and $1,129 for the first half of 2012 compared to $1,436 for the second quarter and $1,395 for the first half of 2011. These decreases were primarily the result of ATM and transaction growth in India and Pakistan, where revenues per ATM and revenues per transaction are generally lower than those in Europe, and the impact of the weaker foreign currencies. Revenue per transaction was $0.20 for the second quarter and $0.19 for the first half of 2012 compared to $0.22 each for the second quarter and the first half of 2011. These decreases were primarily due to transaction growth in India and Pakistan along with the impact of the weaker foreign currencies in 2012.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in the second quarter and first half of 2012 compared to the same periods of 2011, primarily due to the increase in the number of ATMs under management, partly offset by the impact of the weaker foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $30.1 million for the second quarter and $54.3 million for the first half of 2012 compared to $27.0 million for the second quarter and $49.3 million for the first half of 2011. The increase for the second quarter of 2012 was primarily due to the increase in ATMs under management and the growth in value added services, partly offset by the impact of the weaker foreign currencies. The increase for the first half of 2012 was also partly offset by the additional revenue recognized in Greece in the first quarter of 2011. Gross profit as a percentage of revenues (“gross margin”) was 52% for the second quarter and 50% for the first half of 2012 compared to 54% for the second quarter and 52% for the first half of 2011; these decreases were largely due to the greater number of newly installed ATMs in the second quarter and first half of 2012 compared to the same periods of 2011.
Salaries and benefits
The increases in salaries and benefits for the second quarter and first half of 2012 was primarily due to adding employees to support the growth in ATMs under management, including those obtained through acquisitions, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these costs decreased to 14.4% for the second quarter and 14.6% for the first half of 2012 compared to 15.9% for the second quarter and 15.7% for the first half of 2011; these decreases resulted from revenue growth that did not require similar increases in support costs.
Selling, general and administrative
The increases in selling, general and administrative expenses for the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to increased costs in growing markets, including those in which acquisitions were made in the past year. These increases were partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 8.6% for the second quarter and 9.2% for the first half of 2012 from 8.9% for the second quarter and 9.3% for the first half of 2011. These decreases were primarily due to the growth in value added services, including dynamic currency conversion.
Depreciation and amortization
Depreciation and amortization expense increased for the second quarter and first half of 2012 compared to the same periods of 2011, primarily due to the increase in ATMs under management and the amortization of intangible assets related to recent acquisitions, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, depreciation and amortization expense increased to 10.8% for the second quarter and 11.3% for the first half of 2012 compared to 10.4% for the second quarter and 10.7% for the first half of 2011, mainly as a result of the amortization of intangible assets related to recent acquisitions.

Operating income
Operating income increased for the second quarter and first half of 2012 compared to the same periods of 2011, primarily due to an increase in ATMs under management and growth in value added services, including dynamic currency conversion, partly offset by the impact of the weaker foreign currencies. The increase for the first half of 2012 was also partly offset by the additional revenue recognized in Greece in the first quarter of 2011. Operating income per transaction was $0.04 for both the second quarter of 2012 and 2011 and $0.03 for both the first half of 2012 and 2011. Operating income as a percentage of revenues (“operating margin”) decreased to 17.7% for the second quarter and 15.1% for the first half of 2012 compared to 18.2% for the second quarter and 16.2% for the first half of 2011. These decreases reflect the increase in amortization of intangible assets related to recent acquisitions and the transaction growth in India, where the revenues per ATM and revenues per transaction are generally lower than Europe. The decrease for the first half of 2012 also reflects the additional revenues recognized in Greece in the first quarter of 2011.
EPAY SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2012 and 2011 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$166,671	$156,479	$10,192	7%	$343,014	$311,592	$31,422	10%
Operating expenses:
Direct operating costs	127,993	118,554	9,439	8%	263,186	238,465	24,721	10%
Salaries and benefits	12,428	11,521	907	8%	25,692	21,940	3,752	17%
Selling, general and administrative	11,220	8,443	2,777	33%	20,806	15,574	5,232	34%
Depreciation and amortization	5,040	4,476	564	13%	10,139	8,998	1,141	13%
Total operating expenses	156,681	142,994	13,687	10%	319,823	284,977	34,846	12%
Operating income	$9,990	$13,485	$(3,495)	(26)%	$23,191	$26,615	$(3,424)	(13)%
Transactions processed (millions)	272	264	8	3%	538	507	31	6%
Revenues
The increase in revenues for the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to the impact of our third quarter 2011 acquisition of cadooz Holding GmbH ("cadooz") and an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the U.S. These increases were partly offset by revenue declines in Australia, Brazil, Spain and the U.K., as well as the impact of the weaker foreign currencies. Revenues in Brazil decreased for the second quarter and first half of 2012 compared to the same period of 2011 due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. These mobile operator changes are expected to negatively impact revenues for the remainder of 2012. The revenue declines in Spain and the U.K. were mostly driven by economic and competitive pressures. Revenues in Australia decreased for the second quarter and first half of 2012 compared to the same periods of 2011 primarily due to the impact of certain large retailers entering into direct agreements with two mobile operators during the second half of 2011.
In certain markets, our revenues have declined or growth has slowed due to mobile phone operators driving competitive reductions in commissions or removing us from the airtime distribution chain by using alternative distribution strategies, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iii) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.61 for the second quarter and $0.64 for the first half of 2012 compared to $0.59 for the second quarter and $0.61 for the first half of 2011. The increase in revenues per transaction was mainly due to the impact of cadooz transactions, which are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value. This increase was partly offset by the impact of the weaker foreign currencies and other changes in the mix of transactions, particularly due to growth in India, and our ATX subsidiary. ATX and India provide only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with strong contribution to gross profit.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily attributable to the impact of cadooz transactions, as well as the growth in transactions in Germany and the U.S., partly offset by the decrease in the number of transactions processed in Australia, Brazil, and Spain, lower commission costs in the U.K. and the impact of the weaker foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $38.7 million for the second quarter and $79.8 million for the first half of 2012 compared to $37.9 million for the second quarter and $73.1 million for the first half of 2011. The primary factors behind the increase in gross profit are the impact of cadooz transactions and the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – and the U.S. These increases were partly offset by a decline in transaction volume in Australia, Brazil, and Spain and the impact of weaker foreign currencies. Gross margin declined to 23% for the second quarter of 2012 from 24% in the same period of 2011, reflecting the impact of the cadooz transactions and lower gross margins in Brazil and Spain. Gross margin was flat at 23% for both the first half of 2012 and 2011. Gross profit per transaction was flat at $0.14 for the second quarter of 2012 and 2011. Gross profit per transaction increased to $0.15 for the first half of 2012 compared to $0.14 for the first half of 2011. This increase reflects the impact of cadooz transactions, partly offset by the impact of weaker foreign currencies and a higher percentage of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to the impact of the cadooz acquisition, growth of sales staff and additional headcount to support development of new products and growing markets, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits increased to 7.5% for both the second quarter and the first half of 2012 from 7.4% for the second quarter and 7.0% the first half of 2011. These increases were primarily due to a decrease in revenues in Australia and Brazil for the first half of 2012 compared to the same period of 2011.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2012 compared to the same periods of 2011 was mainly due to the impacts of the cadooz acquisition and increased bad debt expense in certain countries, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased to 6.7% for the second quarter and 6.1% for the first half of 2012 from 5.4% for the second quarter and 5.0% for the first half of 2011, primarily because of the decreases in epay Australia's and epay Spain's revenues for the second quarter and first half of 2012. The increase for the second quarter of 2012 was also due to the increase in bad debt expense compared to the second quarter of 2011.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the second quarter and first half of 2012 compared to the same periods of 2011 mainly due to the impact of the cadooz acquisition, including amortization of acquired intangible assets, and the addition of POS terminals in growing markets. These increases were partly offset by decreased expense in markets where acquired intangible assets became fully amortized, as well as the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased slightly to 3.0% for both the second quarter and the first half of 2012 from 2.9% in the same periods of 2011.
Operating income
The decrease in operating income for the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to transaction volume and revenue declines in Australia, Brazil, and Spain, and the impact of the weaker foreign currencies. The declines in volume and revenue in Brazil were due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. These mobile operator changes are expected to negatively impact revenues for the remainder of 2012. The declines in volume and revenue in Spain were mostly driven by economic and competitive pressures. In addition, the declines in volume and revenues in Australia were due to certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. These decreases were partly offset by increases in transaction volumes in the U.S. and Germany and the impact of the cadooz acquisition. Operating margin was 6.0% for the second quarter and 6.8% for the first half of 2012 compared to 8.6% for the second quarter and 8.5% for the first half of 2011. These decreases were primarily due to the inclusion of cadooz revenues at gross value and the increase in bad debt expense. Also contributing to these decreases were the revenue declines in Australia, Brazil, and Spain for both the second quarter and first half of 2012 compared to 2011. Operating income per transaction declined to $0.04 for both second quarter and first half of 2012 and compared to $0.05 for the same periods of 2011, primarily due to the declines in operating income discussed above.
As discussed earlier, in our epay Brazil operations, operating expenses have increased significantly and revenues are expected to be negatively impacted by certain mobile operators' distribution strategies throughout 2012. To regain our desired profitability in Brazil, we are adjusting our strategy and making changes in the business to better align costs with its revenues. Additionally, we expect to introduce other electronic payment products in this market during 2013 to increase revenues. However, if we are unable to achieve adequate profitability within epay Brazil in the longer term, it is possible that the goodwill or other acquired intangible assets of this reporting unit could become impaired.
MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and six-month periods ended June 30, 2012 and 2011 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$77,483	$73,005	$4,478	6%	$148,918	$136,182	$12,736	9%
Operating expenses:
Direct operating costs	36,438	33,497	2,941	9%	69,643	62,464	7,179	11%
Salaries and benefits	18,442	17,360	1,082	6%	36,617	33,365	3,252	10%
Selling, general and administrative	11,291	12,166	(875)	(7)%	22,328	22,187	141	1%
Depreciation and amortization	4,638	4,960	(322)	(6)%	9,358	10,374	(1,016)	(10)%
Total operating expenses	70,809	67,983	2,826	4%	137,946	128,390	9,556	7%
Operating income	$6,674	$5,022	$1,652	33%	$10,972	$7,792	$3,180	41%
Transactions processed (millions)	7.4	6.1	1.3	21%	14.1	11.4	2.7	24%
Revenues
The increase in revenues for the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to increase in the number of transactions processed and growth in other products such as mobile top-up, check cashing and bill payment, partly offset by the impact of the weaker foreign currencies. The growth in transactions processed was driven by a 10% and 12% increase in money transfers, including a 11% and 13% increase from the U.S. and 9% and 10% from non-U.S. markets in the second quarter and first half of 2012, respectively. The increase in transfers from the U.S. was primarily the result of the continued recovery of U.S. to Mexico money transfer activity and the expansion of the number of company-owned stores and agents. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction decreased to $10.47 for the second quarter and $10.56 for the first half of 2012 from $11.97 for the second quarter and $11.95 for the first half of 2011. The growth rate of transactions exceeded the revenue growth rate for the second quarter and first half of 2012 compared to the same periods of 2011, largely because of the increase in the number of non-money transfer transactions, which generate considerably lower revenues per transaction than money transfers, and the impact of the weaker foreign currencies.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank depository fees. The increase in direct operating costs in the second quarter and first half of 2012 compared to the same periods of 2011 was primarily due to the growth in transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $41.0 million for the second quarter and $79.3 for the first half of 2012 compared to $39.5 million for the second quarter and $73.7 million for the first half of 2011. These increases were primarily due to the growth in money transfer transactions and the addition of new products. Gross margin was 53% for both the second quarter and first half of 2012 compared to 54% for the same periods of 2011. These declines were primarily due to the increase in the number of non-money transfer transactions, which generate considerably lower revenues and margin per transaction than money transfers.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2012 compared to the same periods of 2011 was due to the increased expenditures we incurred to support expansion of our operations in the U.S and internationally. As a percentage of revenues, salaries and benefits remained flat at 23.8% for the second quarter of 2012 compared to the same period of 2011. For the first half of 2012 salaries and benefits as a percentage of revenues increased slightly to 24.6% from 24.5% in same period of 2011.
Selling, general and administrative
Selling, general and administrative expenses decreased for the second quarter of 2012 compared to the same period of 2011, primarily as the result of cost control measures implemented during second quarter of 2012, both in the U.S. and internationally, and the impact of weaker foreign currencies. Selling, general and administrative expenses increased slightly for the first half of 2012 compared to the same period of 2011 primarily due to first quarter costs for expansion being largely offset by the cost control measures discussed above implemented during second quarter of 2012. As a percentage of revenues, selling, general and administrative expenses decreased to 14.6% for the second quarter and 15.0% for the first half of 2012 from 16.7% for the second quarter and 16.3% for the first half of 2011, primarily due to the decrease in expenditures for the second quarter of 2012 discussed above combined with the increases in revenues.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the second quarter and first half of 2012, depreciation and amortization decreased compared to the same periods in 2011, primarily as a result of certain acquired intangible assets becoming fully amortized at the end of the first quarter of 2012 and 2011. As a percentage of revenues, depreciation and amortization decreased to 6.0% for the second quarter and 6.3% for the first half of 2012 from 6.8% for the second quarter and 7.6% for the first half of 2011, primarily due to the decrease in depreciation and amortization discussed above combined with the increases in revenues.
Operating income
Operating income increased by $1.7 million for the second quarter and $3.2 million for the first half of 2012 compared to the same periods of 2011. These increases reflect the growth in transactions processed, the acquired intangible assets becoming fully amortized and the addition of new products, partly offset by increased salaries and benefits expense. As a result, operating margin increased to 8.6% for the second quarter and 7.4% for the first half of 2012 from 6.9% for the second quarter and 5.7% for the first half of 2011, while operating income per transaction increased to $0.90 for the second quarter and $0.78 for the first half of 2012 from $0.82 for the second quarter and $0.68 for the first half of 2011.
CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2012 and 2011 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	(Decrease) Increase Amount	(Decrease) Increase Amount	2012	2011	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$5,531	$6,851	$(1,320)	(19)%	$11,011	$9,867	$1,144	12%
Selling, general and administrative	1,506	1,962	(456)	(23)%	3,627	3,678	(51)	(1)%
Depreciation and amortization	114	85	29	34%	202	169	33	20%
Total operating expenses	$7,151	$8,898	$(1,747)	(20)%	$14,840	$13,714	$1,126	8%
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the second quarter of 2012 compared to the same period of 2011, mostly due to a decrease in salaries and benefits and selling, general, and administration expenses. The decrease in salaries and benefits was primarily the result of lower share-based compensation and bonus expense due to poorer performance relative to the award criteria. The decrease in selling, general and administrative expenses was due mainly to lower professional fees. Operating expenses for Corporate Services increased for the first half of 2012 compared to the same period of 2011, mostly due to an overall increase in salaries and benefits expenses. This increase was primarily the result of an increase in share-based compensation expense recognized in the first quarter of 2012 compared to 2011, partly offset by a decrease in bonus expense.
OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Interest income	$1,306	$1,472	$(166)	(11)%	$2,616	$2,587	$29	1%
Interest expense	(5,579)	(5,171)	(408)	8%	(11,059)	(10,506)	(553)	5%
Income from unconsolidated affiliates	278	366	(88)	(24)%	610	840	(230)	(27)%
Legal settlement	—	—	—	n/m	—	1,000	(1,000)	n/m
Other (losses) gains, net	(154)	—	(154)	n/m	4,171	—	4,171	n/m
Foreign currency exchange (loss) gain, net	(4,792)	3,652	(8,444)	n/m	(2,656)	12,937	(15,593)	n/m
Other (expense) income, net	$(8,941)	$319	$(9,260)	n/m	$(6,318)	$6,858	$(13,176)	n/m
n/m — Not meaningful.
Interest income
The decrease in interest income for the second quarter of 2012 compared to the same period of 2011 was primarily due to less interest earned on overnight deposits in Australia and Brazil and the impact of weaker foreign currencies, partly offset by an increase in interest earned on overnight deposits in Poland that began in the second half of 2011. The increase in interest income for the first half of 2012 compared to the same period of 2011 was primarily due to the increase in interest earned in Poland, as discussed above, exceeding the decreases in interest income earned in Australia and Brazil during the first quarter of 2012, partly offset by the impact of weaker foreign currencies.
Interest expense
The increase in interest expense for the second quarter and first half of 2012 from the same periods of 2011 was primarily related to having larger amounts outstanding under the credit facility during both periods of 2012 than during the same periods of 2011.
Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East during 2011 before our acquisition of the remaining 51% interest in January 2012. The decrease in income from unconsolidated affiliates was nearly all the result of consolidating Euronet Middle East's results beginning in January 2012.

Legal Settlement
In the first quarter of 2011, we recorded a $1.0 million gain from the settlement of a class action lawsuit related to losses on MoneyGram International, Inc. stock we formerly held.
Other (losses) gains, net
In the second quarter and first half of 2012, we recorded an investment in marketable securities at fair value which resulted in a loss of $0.15 million and $0.2 million, respectively.
Additionally, our acquisition of the remaining 51% interest in Euronet Middle East in January 2012 resulted in Euronet obtaining control of the entity and, therefore, was considered a business combination. Accordingly, we valued all assets and liabilities at fair value which resulted in a $4.4 million gain on the increase of the book value of the 49% interest previously owned.
Foreign currency exchange (loss) gain, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans, which are not long-term in nature, that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange loss of $4.8 million in the second quarter and $2.7 million in the first half of 2012 compared to a net foreign currency exchange gain of $3.7 million in the second quarter and $12.9 million in the first half of 2011. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Income before income taxes	$10,913	$19,119	$29,378	$42,875
Income tax expense	(5,187)	(6,825)	(10,554)	(12,950)
Net income	$5,726	$12,294	$18,824	$29,925

Effective income tax rate	47.5%	35.7%	35.9%	30.2%

Income before income taxes	$10,913	$19,119	$29,378	$42,875
Adjust: Foreign currency exchange (loss) gain, net	(4,792)	3,652	(2,656)	12,937
Adjust: Other (loss) gains, net	(154)	—	4,171	—
Adjust: Legal settlement	—	—	—	1,000
Income before income taxes, as adjusted	$15,859	$15,467	$27,863	$28,938

Income tax expense	$(5,187)	$(6,825)	$(10,554)	$(12,950)
Adjust: Income tax expense (benefit) attributable to foreign currency exchange (loss) gain, net	146	14	63	(70)
Income tax expense, as adjusted	$(5,333)	$(6,839)	$(10,617)	$(12,880)

Effective income tax rate, as adjusted	33.6%	44.2%	38.1%	44.5%

Our effective tax rates were 47.5% and 35.7% for the three-month periods ended June 30, 2012 and 2011, respectively, and were 35.9% and 30.2% for the six-month periods ended June 30, 2012 and 2011. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses and other non-operating gains and losses in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 33.6% and 44.2% for the three months ended June 30, 2012 and 2011, respectively, and were 38.1% and 44.5% for the six months ended June 30, 2012 and 2011, respectively.
The effective tax rate, as adjusted, for the second quarter of 2012 was lower than the applicable statutory rate of 35% primarily because of the recognition of previously unrecognized tax benefits and tax return true-ups in foreign jurisdictions. The effective tax rate, as adjusted, for the first half of 2012 was higher than the applicable statutory rate of 35% primarily because of our U.S. income tax positions, partly offset by the recognition of previously unrecognized tax benefits and tax return true-ups in foreign jurisdictions. For the six-month period ended June 30, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized in these periods.
The decrease in the effective tax rate, as adjusted, for the second quarter and first half of 2012 from the same periods of 2011 was primarily due to a smaller proportion of the Company's income being earned in countries with higher tax rates. The recognition of previously unrecognized tax benefits and tax return true-ups in foreign jurisdictions in the second quarter and first half of 2012 provided further reductions to the effective tax rate.
Income from continuing operations before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
The net loss attributable to noncontrolling interests was $0.02 million for the second quarter and $0.1 million for the first half of 2012 compared to net income attributable to noncontrolling interests of $0.4 million for the second quarter and $0.8 million for the first half of 2011. These losses were are primarily due to decreased profitability at our Movilcarga and ATX subsidiaries. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
e-pay SRL	51%	epay - Italy
ATX	75.5%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $5.7 million for the second quarter and $18.9 million for first half of 2012 compared to $11.9 million for the second quarter and $29.2 million for the first half of 2011. As more fully discussed above, the decrease in net income of $10.3 million for the first half of 2012 as compared to the same period in 2011 was primarily the result of a foreign currency exchange loss of $2.7 million in the first half of 2012 compared to a gain of $12.9 million in the same period of 2011, a $0.3 million decrease in operating income, and the recognition of a gain on settlement of $1.0 million during the first quarter of 2011. These decreases were partly offset by a $4.2 million increase in other non-operating gains, a $2.4 million decrease in income tax expense and the $0.9 million decrease in net income attributable to noncontrolling interests. Other items decreased net income by $0.9 million during the first half of 2012 compared to the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2012, we had negative working capital, which is calculated as the difference between total current assets and total current liabilities, of $18.4 million, compared to negative working capital of $20.5 million as of December 31, 2011. Our ratio of current assets to current liabilities was 0.97 at both June 30, 2012 and December 31, 2011. The increase in working capital was primarily due to working capital produced by operations during the first half of 2012, mostly offset by the acquisition of Euronet Middle East, repayments of borrowings under the revolving credit facility and capital expenditures. Working capital was negative June 30, 2012 and December 31, 2011, primarily due to the inclusion in current maturities of long-term debt of $169.1 million and $165.2 million, respectively, the of 3.50% convertible debentures. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020. As of June 30, 2012, the convertible price per share is significantly greater than the current trading value of the Company's stock; therefore, we expect the bondholders to exercise their option on October 15, 2012. We believe we will have sufficient cash on hand and amounts available under our revolving credit facility to fund these required repurchases as well as our other current obligations.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of June 30, 2012, working capital in the Money Transfer Segment was $77.5 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $178.6 million at June 30, 2012, of which $131.8 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $61.7 million for the first half of 2012 compared to $55.9 million for the first half of 2011. The increase was primarily due to improved operating results as adjusted for non-cash charges, as well as fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $32.4 million for the first half of 2012 compared to $21.3 million for the first half of 2011. During the first half of 2012, we used $5.9 million for acquisitions compared to $3.4 million in the first half of 2011. Purchases of property and equipment used $24.8 million and $16.7 million of cash for the first half of 2012 and 2011, respectively. Additionally, cash used for other investing activities totaled $1.8 million and $1.1 million for the first half of 2012 and 2011, respectively.
Financing activity cash flow
Cash flows used in financing activities were $20.0 million during the first half of 2012 compared to $5.6 million during the first half of 2011. Our financing activities for the first half of 2012 consisted primarily of net repayments of debt obligations of $21.1 million compared to $2.6 million for the first half of 2011. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first half of 2012 we had a total of $179.7 million in borrowings and $197.4 million in repayments under our revolving credit facilities. During the first half of 2012, we paid $0.9 million in debt issuance costs associated with the amendment of our credit facility in 2011. In addition, during the first half of 2012 and 2011 we had $2.0 million and $1.0 million in repayments under our term loan, respectively. Additionally, for the six months ended June 30, 2012 and 2011, we paid $1.4 million and $1.6 million, respectively, for capital lease obligations. During the first half of 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. Further, we received $1.9 million in proceeds from the issuance of shares for each of the periods ended June 30, 2012 and 2011.
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
As of June 30, 2012, we had borrowings of $77.0 million outstanding under the term loan. We had $69.3 million of borrowings and $34.4 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2012. The remaining $171.3 million under the revolving credit facility was available for borrowing. As of June 30, 2012, our weighted average interest rate was 2.7% under the revolving credit facility and 2.2% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at June 30, 2012 were primarily comprised of the $169.1 million carrying value ($171.4 million in principal) of the 3.5% convertible debentures because the initial put option occurs on October 15, 2012 (see description below). Additionally, we have $5.5 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of June 30, 2012.
The $171.4 million in principal amount of 3.50% Convertible Debentures Due 2025 is convertible into 4.2 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates. These terms and other material terms and conditions applicable to the convertible debentures are set forth in the indenture agreement governing the debentures.
Should holders of the 3.50% convertible debentures require us to repurchase their debentures on October 15, 2012, we believe we will have sufficient cash on hand and amounts available under our revolving credit facility to fund these required repurchases as well as our other current obligations.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our common stock. While we made no repurchases during the first half of 2012, we may repurchase such securities if prices provide attractive returns on capital.
Payment obligations related to acquisitions — A portion of the net assets acquired in the September 2011 acquisition of cadooz includes a liability for additional purchase price consideration based upon the level of revenues achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014.
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
Capital expenditures and needs — Total capital expenditures for the first half of 2012 were $24.9 million. These capital expenditures were primarily for the purchase of ATMs in Poland and India, as well as office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2012 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 129,000 of the approximately 617,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Our Australia, Brazil and Spain epay businesses have recently experienced revenue declines as a result of changes in the distribution strategies of certain mobile operators in Australia and Brazil and a weak economy in Spain. Continued competitive and economic pressures in these markets may negatively impact the epay Segment's profitability in the near term.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2012, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2012. See also Note 10, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2012, there have been no material changes from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements other than statements of historical facts included in this document are forward-looking statements, including statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	our estimated capital expenditures;

•	the potential outcome of loss contingencies;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; foreign currency exchange fluctuations; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting the Company and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2012, our total debt outstanding was $321.3 million. Of this amount, $169.1 million, or 53% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $171.4 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of June 30, 2012, the fair value of our fixed rate convertible debentures was $171.2 million, compared to a carrying value of $169.1 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 8.4% annually. Additionally, approximately $5.0 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2012 and 2015.
The remaining $147.2 million, or 46% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $3.1 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the six-month period ended June 30, 2012, 77% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of June 30, 2012, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $35 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2012, we had foreign currency forward contracts outstanding with a notional value of $80.6 million, primarily in euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of 3 days. The fair value of these forward contracts as of June 30, 2012 was an unrealized loss of $0.6 million, which was partly offset by the unrealized gain on the related foreign currency receivables.
ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements, Note 12, Litigation and Contingencies, to the unaudited consolidated financial statements in this report included elsewhere in this report is incorporated herein by reference.
Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or matter.

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
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.
Our operating results depend in part on the volume of transactions on ATMs in our network and the fees we can collect from processing these transactions. We generally have little control over the ATM transaction fees established in the markets where we operate, and therefore, cannot control any potential reductions in these fees.

Transaction fees from banks, customers and international card organizations for transactions processed on our ATMs have historically accounted for a substantial majority of our revenues. These fees are set by agreement among all banks in a particular market. The future operating results of our ATM business depend on the following factors:

•	the increased issuance of credit and debit cards;

•	the increased acceptance of our ATM processing and management services in our target markets;

•	the maintenance of the level of transaction fees we receive;

•	the installation of larger numbers of ATMs;

•	the continued use of our ATMs by credit and debit cardholders;

•	our ability to generate revenues from interchange fees and from other value added services, including dynamic currency conversion; and

•	our ability to adjust to changes in the regulatory environment affecting our ATM business and the various value added services we provide via our ATM network.

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from interchange fees, surcharges or cash withdrawal related services that are set by the central ATM processing switch or various card organizations. The banks that participate in these switches or the card organizations that enable the services or transactions set the interchange fee and/or establish the rules regarding the services allowed, and we are not in a position in any market to greatly influence these fees or rules, which may increase or decrease over time. A significant decrease in the interchange fee, or limitations placed on our ability to offer value added services via our ATM network, in any market could adversely affect our results in that market.

Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new less-developed markets and adding new transactions, including new value added services, to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees paid by international card organizations have declined in certain markets in recent years and competitive factors have required us to reduce the transaction fees we charge customers. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.

Additionally, the evolving regulatory environment may change the competitive landscape across various jurisdictions and adversely affect our financial results. If governments implement new laws or regulations, or organizations such as Visa and MasterCard issue new rules, that effectively limit our ability to provide certain value added services or set fees and/or foreign currency exchange spreads, then our business, financial condition and results of operations could be materially and adversely affected. In addition, changes in regulatory interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties and such changes may be replicated across multiple jurisdictions.

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

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to the Unaudited Consolidated Financial Statements. (3)

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
August 3, 2012
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer