Form 10-Q
period 2012-09-30
EURONET WORLDWIDE INC
filed 2012-10-31
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of October 29, 2012 was 50,848,631 shares.

PART I—FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4. CONTROLS AND PROCEDURES	36
PART II—OTHER INFORMATION	36
ITEM 1. LEGAL PROCEEDINGS	36
ITEM 1A. RISK FACTORS	36
ITEM 6. EXHIBITS	38
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,770	$170,663
Restricted cash	93,152	73,305
Inventory — PINs and other	66,199	98,819
Trade accounts receivable, net of allowances for doubtful accounts of $19,004 at September 30, 2012 and $14,787 at December 31, 2011	316,087	349,543
Prepaid expenses and other current assets	60,833	61,640
Total current assets	728,041	753,970
Property and equipment, net of accumulated depreciation of $201,215 at September 30, 2012 and $175,875 at December 31, 2011	109,318	102,900
Goodwill	490,934	488,628
Acquired intangible assets, net of accumulated amortization of $135,652 at September 30, 2012 and $129,119 at December 31, 2011	84,897	99,878
Other assets, net of accumulated amortization of $23,084 at September 30, 2012 and $19,529 at December 31, 2011	58,448	60,953
Total assets	$1,471,638	$1,506,329

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$368,288	$351,360
Accrued expenses and other current liabilities	206,219	216,794
Current portion of capital lease obligations	1,949	2,178
Short-term debt obligations and current maturities of long-term debt obligations	178,100	170,654
Income taxes payable	4,262	5,228
Deferred revenue	26,066	28,272
Total current liabilities	784,884	774,486
Debt obligations, net of current portion	78,596	161,694
Capital lease obligations, net of current portion	3,025	4,249
Deferred income taxes	23,772	26,003
Other long-term liabilities	12,764	13,152
Total liabilities	903,041	979,584
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 52,486,286 issued at September 30, 2012 and 51,982,227 issued at December 31, 2011	1,050	1,040
Additional paid-in-capital	777,196	766,221
Treasury stock, at cost, 1,667,284 shares at September 30, 2012 and 1,543,441 shares at December 31, 2011	(24,173)	(21,869)
Accumulated deficit	(171,001)	(204,550)
Restricted reserve	1,014	1,001
Accumulated other comprehensive loss	(19,780)	(21,408)
Total Euronet Worldwide, Inc. stockholders’ equity	564,306	520,435
Noncontrolling interests	4,291	6,310
Total equity	568,597	526,745
Total liabilities and equity	$1,471,638	$1,506,329
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$316,356	$299,507	$916,355	$841,902

Operating expenses:
Direct operating costs	200,378	190,534	586,965	536,810
Salaries and benefits	45,549	43,969	134,624	124,062
Selling, general and administrative	30,071	30,058	86,738	80,344
Depreciation and amortization	16,163	14,824	48,137	44,547
Total operating expenses	292,161	279,385	856,464	785,763
Operating income	24,195	20,122	59,891	56,139

Other income (expense):
Interest income	877	1,745	3,493	4,332
Interest expense	(5,483)	(5,180)	(16,542)	(15,686)
Income from unconsolidated affiliates	185	624	795	1,464
Other (losses) gains, net	(25)	—	4,146	—
Loss on early retirement of debt	—	(1,899)	—	(1,899)
Legal settlement	—	—	—	1,000
Foreign currency exchange gain (loss), net	1,419	(11,854)	(1,237)	1,083
Other expense, net	(3,027)	(16,564)	(9,345)	(9,706)

Income before income taxes	21,168	3,558	50,546	46,433

Income tax expense	(6,827)	(6,483)	(17,381)	(19,433)

Net income (loss)	14,341	(2,925)	33,165	27,000
Less: Net loss (income) attributable to noncontrolling interests	289	(255)	384	(1,007)
Net income (loss) attributable to Euronet Worldwide, Inc.	$14,630	$(3,180)	$33,549	$25,993

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — basic	$0.29	$(0.06)	$0.66	$0.51

Basic weighted average shares outstanding	50,827,767	51,116,512	50,705,222	51,134,940

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders — diluted	$0.28	$(0.06)	$0.65	$0.50

Diluted weighted average shares outstanding	51,597,319	51,116,512	51,521,203	51,897,498
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$14,341	$(2,925)	$33,165	$27,000
Other comprehensive income (loss), net of tax:
Translation adjustment	10,577	(46,731)	1,919	(15,788)
Comprehensive income (loss)	24,918	(49,656)	35,084	11,212
Comprehensive loss (income) attributable to noncontrolling interests	222	257	435	(1,030)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$25,140	$(49,399)	$35,519	$10,182
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Net income	$33,165	$27,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,137	44,547
Share-based compensation	8,812	7,957
Unrealized foreign exchange loss (gain), net	1,237	(1,083)
Loss on early retirement of debt	—	1,899
Gain on step acquisition	(4,388)	—
Deferred income taxes	(2,838)	(1,222)
Income from unconsolidated affiliates	(795)	(1,464)
Accretion of convertible debentures discount and amortization of debt issuance costs	7,032	6,962
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(811)	(4,217)
Restricted cash	(18,767)	15,494
Inventory — PINs and other	31,319	20,840
Trade accounts receivable	36,276	46,789
Prepaid expenses and other current assets	2,191	(5,894)
Trade accounts payable	16,169	(57,922)
Deferred revenue	(2,274)	(2,896)
Accrued expenses and other current liabilities	(13,678)	(11,794)
Changes in noncurrent assets and liabilities	3,627	(7,032)
Net cash provided by operating activities	144,414	77,964
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,655)	(54,070)
Purchases of property and equipment	(33,247)	(32,744)
Purchases of other long-term assets	(3,463)	(2,213)
Other, net	1,106	(409)
Net cash used in investing activities	(38,259)	(89,436)
Cash flows from financing activities:
Proceeds from issuance of shares	2,109	2,124
Repurchase of shares	—	(10,390)
Borrowings from revolving credit agreements	282,055	247,475
Repayments of revolving credit agreements	(360,596)	(172,200)
Proceeds from long-term debt obligations	—	80,000
Repayments of long-term debt obligations	(3,000)	(127,000)
Repayments of capital lease obligations	(2,009)	(2,183)
Debt issuance costs	(938)	(3,169)
Purchase of subsidiary shares from noncontrolling interests	(3,321)	—
Payment of acquisition contingent consideration	—	(5,455)
Cash dividends paid to noncontrolling interests stockholders	—	(1,055)
Other, net	147	582
Net cash (used in) provided by financing activities	(85,553)	8,729
Effect of exchange rate changes on cash and cash equivalents	505	(3,547)
Increase (Decrease) in cash and cash equivalents	21,107	(6,290)
Cash and cash equivalents at beginning of period	170,663	187,235
Cash and cash equivalents at end of period	$191,770	$180,945

Interest paid during the period	$7,518	$7,140
Income taxes paid during the period	21,972	24,633
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) are a leading global electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company's primary product offerings include: comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of September 30, 2012, and the results of its operations for the three- and nine-month periods ended September 30, 2012 and 2011 and cash flows for the nine-month periods ended September 30, 2012 and 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2011, including the notes thereto, set forth in the Company’s 2011 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheet and consist of amounts owed by the Company to money transfer recipients. As of September 30, 2012, the Company’s money transfer settlement obligations were $60.4 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,827,767	51,116,512	50,705,222	51,134,940
Incremental shares from assumed conversion of stock options and restricted stock	769,552	—	815,981	762,558
Diluted weighted average shares outstanding	51,597,319	51,116,512	51,521,203	51,897,498
The table includes the impact of all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the three-month period ended September 30, 2012 and the first nine months of 2012 and 2011. For the three-month period ended September 30, 2011, the Company incurred a net loss; therefore, diluted loss per share is the same as basic for the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 3,567,000 and 3,593,000 for the three- and nine-month periods ended September 30, 2012, respectively, and approximately 5,140,000 and 1,749,000 for the three- and nine-month periods ended September 30, 2011, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. The Company’s debentures outstanding are convertible into 4.2 million shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the debentures was anti-dilutive for the three- and nine-month periods ended September 30, 2012 and 2011 and, accordingly, associated shares have been excluded from diluted weighted average shares outstanding.

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

The following table summarizes the fair values of the acquired net assets at the acquisition date:

(dollar amount in thousands)	Estimated Life
Current assets		$4,413
Property and equipment	3-5 years	84
Customer relationships	8 years	2,735
Goodwill	Indefinite	5,869
Other non-current assets		1
Fair value of net assets		13,102
Current liabilities		(602)
Net assets acquired		$12,500

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2012 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2011	$99,878	$488,628	$588,506
Increases (decreases):
Acquisition	2,735	5,869	8,604
Amortization	(16,935)	—	(16,935)
Other (primarily changes in foreign currency exchange rates)	(781)	(3,563)	(4,344)
Balance as of September 30, 2012	$84,897	$490,934	$575,831

Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2012, is expected to total $5.3 million for the fourth quarter of 2012. Estimated annual amortization expense for the next five fiscal years is expected to total $17.7 million for 2013, $15.0 million for 2014, $9.8 million for 2015, $8.2 million for 2016 and $6.8 million for 2017.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2012 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loans	Total
Balance at December 31, 2011	$87,194	$981	$6,427	$165,173	$79,000	$338,775
Increases (decreases):
Net additions (repayments)	(77,743)	20	(1,661)	—	(3,000)	(82,384)
Accretion	—	—	—	5,924	—	5,924
Capital lease interest	—	—	279	—	—	279
Foreign currency exchange (gain) loss	(855)	2	(71)	—	—	(924)
Balance at September 30, 2012	8,596	1,003	4,974	171,097	76,000	261,670
Less — current maturities	—	(1,003)	(1,949)	(171,097)	(6,000)	(180,049)
Long-term obligations at September 30, 2012	$8,596	$—	$3,025	$—	$70,000	$81,621

The 3.50% convertible debentures had principal amounts outstanding of $171.4 million and unamortized discounts outstanding of $0.3 million and $6.3 million as of September 30, 2012 and December 31, 2011, respectively. The discount will be amortized through October 15, 2012. Interest expense, including contractual interest and discount accretion, was $3.5 million and $3.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $10.4 million and $10.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The effective interest rate was 8.4% for the three- and nine-month periods ended September 30, 2012 and 2011.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2012, the Company had foreign currency forward contracts outstanding with a notional value of $79.1 million, primarily in Australian dollars, euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of two days. Although the Company enters into foreign currency forward contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815. At September 30, 2012 and December 31, 2011, the embedded derivative is recorded at fair value in the Consolidated Balance Sheets.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$155	$100
Foreign currency derivative contracts — gross losses	Other current liabilities	(18)	(178)
Embedded derivative in foreign lease	Other long-term liabilities	(32)	(141)
Total derivatives		$105	$(219)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2012	2011	2012	2011
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$46	$682	$755	$(1,072)
Embedded derivative in foreign lease	Foreign currency exchange gain (loss), net	14	(58)	109	13
Total		$60	$624	$864	$(1,059)
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

	As of
	September 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(171,097)	$(170,543)	$(165,173)	$(170,581)
Foreign currency derivative contracts	137	137	(78)	(78)
Embedded derivative in foreign lease	(32)	(32)	(141)	(141)
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

The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$64,888	$171,529	$80,042	$(103)	$316,356
Operating expenses:
Direct operating costs	30,075	131,999	38,394	(90)	200,378
Salaries and benefits	8,700	12,717	19,450	4,682	45,549
Selling, general and administrative	5,195	11,757	11,250	1,869	30,071
Depreciation and amortization	6,435	4,925	4,734	69	16,163
Total operating expenses	50,405	161,398	73,828	6,530	292,161
Operating income (expense)	$14,483	$10,131	$6,214	$(6,633)	$24,195

	For the Three Months Ended September 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$50,246	$174,269	$75,103	$(111)	$299,507
Operating expenses:
Direct operating costs	23,056	133,198	34,333	(53)	190,534
Salaries and benefits	7,409	13,012	18,517	5,031	43,969
Selling, general and administrative	5,607	10,295	12,366	1,790	30,058
Depreciation and amortization	5,170	4,482	5,086	86	14,824
Total operating expenses	41,242	160,987	70,302	6,854	279,385
Operating income (expense)	$9,004	$13,282	$4,801	$(6,965)	$20,122

	For the Nine Months Ended September 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$173,114	$514,543	$228,960	$(262)	$916,355
Operating expenses:
Direct operating costs	83,965	395,185	108,037	(222)	586,965
Salaries and benefits	24,455	38,409	56,067	15,693	134,624
Selling, general and administrative	15,128	32,563	33,578	5,469	86,738
Depreciation and amortization	18,710	15,064	14,092	271	48,137
Total operating expenses	142,258	481,221	211,774	21,211	856,464
Operating income (expense)	$30,856	$33,322	$17,186	$(21,473)	$59,891

	For the Nine Months Ended September 30, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$144,985	$485,861	$211,285	$(229)	$841,902
Operating expenses:
Direct operating costs	68,521	371,663	96,797	(171)	536,810
Salaries and benefits	22,330	34,952	51,882	14,898	124,062
Selling, general and administrative	14,454	25,869	34,553	5,468	80,344
Depreciation and amortization	15,352	13,480	15,460	255	44,547
Total operating expenses	120,657	445,964	198,692	20,450	785,763
Operating income (expense)	$24,328	$39,897	$12,593	$(20,679)	$56,139

(10) GUARANTEES
As of September 30, 2012, the Company had $93.2 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $36.9 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $15.3 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2012, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $17.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $35.9 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2012, the balance of ATM network cash for which the Company was responsible was approximately $345 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2012 or December 31, 2011.

(11) INCOME TAXES
The Company’s effective tax rates were 32.3% and 182.2% for the three-month periods ended September 30, 2012 and 2011, respectively, and 34.4% and 41.9% for the nine-month periods ended September 30, 2012 and 2011, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses, a $4.4 million gain on acquisition during the nine-month period ended September 30, 2012, a $1.9 million loss on early retirement of debt during the three and nine-month periods ended September 30, 2011 and a $1.0 million gain on legal settlement during the nine-month period ended September 30, 2011. The effective tax rates were also influenced by other non-operating gains and losses during the three and nine-month periods ended September 30, 2012. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company’s effective tax rates were 34.4% and 39.0% for the three-month periods ended September 30, 2012 and 2011, respectively, and 36.6% and 42.4% for the nine-month periods ended September 30, 2012 and 2011, respectively.
The Company's effective tax rate, as adjusted, for the third quarter of 2012 was lower than the applicable statutory rate of 35% primarily because of the reduction in unrecognized tax benefits. The Company's effective tax rate, as adjusted, for the nine-month period ended September 30, 2012 was higher than the applicable statutory rate of 35% primarily because of our U.S. income tax positions, partly offset by the reduction in unrecognized tax benefits and tax return true-ups in foreign jurisdictions. For the nine-month period ended September 30, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized. There have not been any material changes in unrecognized income tax benefits since December 31, 2011.

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

The Company is continuing take to aggressive measures to strengthen its security controls, and is working closely with computer security specialists in this regard.

Expenses related to the breach were $0.5 million in the first nine months of 2012, net of $1.9 million in amounts recovered from our insurance carrier.

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
On September 26, 2012, the Company received notification from the DOJ that its investigation was completed.  The Company believes this brings the matter to a close without any further implications for CES. During the three- and nine-month periods ended September 30, 2012, no significant fees were incurred related to this investigation and related matters.
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

(13) SUBSEQUENT EVENTS

On October 11, 2012, the Company exercised its right to increase the aggregate commitments under its senior secured revolving credit facility by $125 million. In the process, additional financial institutions were added as lenders under the credit agreement (the "Credit Agreement"). Borrowing capacity under the senior secured revolving credit facility increased from $275 million to $400 million, and the Company remains entitled to increase the aggregate commitments under the senior secured revolving credit facility by an additional $80 million. All other terms of the Credit Agreement remain unchanged. In connection with the $125 million increase, the Company executed a commitment increase agreement. Additional financing costs of $1.0 million have been deferred and are being amortized over the remaining period of the revolving credit agreement.

On October 15, 2012, the Company repurchased $167.8 million in principal amount of its 3.50% debentures due 2025 submitted to the Company for repurchase. Under the terms of the debentures, holders had the right to require the Company to repurchase some or all of their debentures on such date. As a result of this repurchase, $3.6 million in principal amount of such debentures remains outstanding. The Company utilized cash on hand and borrowings on its revolving credit facility to fund the repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of September 30, 2012, we operate in the following three principal operating segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,370 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia-Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and value added services, including dynamic currency conversion. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. Including terminals operated by unconsolidated subsidiaries, we operate a network of approximately 631,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia-Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 170,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia-Pacific, two in North America and one in the Middle East. We have 28 principal offices in Europe, six in North America, seven in Asia-Pacific, three in the Middle East, two in South America, and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 77% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the first nine months of 2012, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements and other value added services such as advertising, money transfers and foreign currency exchange margin on dynamic currency conversion transactions provided over ATMs. Through our proprietary network, we generally charge fees or earn margin on four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value added services such as prepaid telecommunication recharges, dynamic currency conversion, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 56% of total consolidated revenues for the first nine months of 2012, are primarily derived from commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to subdistributors and/or retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the subdistributors and/or retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the first nine months of 2012, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

•	our ability to maintain and renew existing agreements, and to negotiate new agreements in additional markets with mobile phone operators, content providers, agent financial institutions and retailers;

•	our ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to develop and effectively market additional value added services;

•	our ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.
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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and nine-month periods ended September 30, 2012 and 2011 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
EFT Processing	$64,888	$50,246	$14,642	29%	$173,114	$144,985	$28,129	19%
epay	171,529	174,269	(2,740)	(2)%	514,543	485,861	28,682	6%
Money Transfer	80,042	75,103	4,939	7%	228,960	211,285	17,675	8%
Total	316,459	299,618	16,841	6%	916,617	842,131	74,486	9%
Eliminations	(103)	(111)	8	(7)%	(262)	(229)	(33)	14%
Total	$316,356	$299,507	$16,849	6%	$916,355	$841,902	$74,453	9%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
EFT Processing	$14,483	$9,004	$5,479	61%	$30,856	$24,328	$6,528	27%
epay	10,131	13,282	(3,151)	(24)%	33,322	39,897	(6,575)	(16)%
Money Transfer	6,214	4,801	1,413	29%	17,186	12,593	4,593	36%
Total	30,828	27,087	3,741	14%	81,364	76,818	4,546	6%
Corporate services, eliminations and other	(6,633)	(6,965)	332	(5)%	(21,473)	(20,679)	(794)	4%
Total	$24,195	$20,122	$4,073	20%	$59,891	$56,139	$3,752	7%
Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was stronger during the third quarter and first nine months of 2012 than it was during the comparable 2011 periods. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the third quarter and first nine months of 2012 reflected a negative impact due to the weaker foreign currencies. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the third quarter and first nine months of 2012 was approximately 9% and 8% lower, respectively, when compared to the same periods of 2011 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results for the three- and nine-month periods ended September 30, 2012 and 2011. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in currency values relative to the U.S. dollar from the third quarter and first nine months of 2011 to the same periods of 2012 for the countries and regions in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended September 30,			Nine Months Ended September 30,
Currency (dollars per foreign currency)	2012	2011	Decrease Percent	2012	2011	Decrease Percent
Australian dollar	$1.0393	$1.0504	(1)%	$1.0349	$1.0396	—%
Brazilian real	$0.4936	$0.6138	(20)%	$0.5237	$0.6137	(15)%
British pound	$1.5808	$1.6106	(2)%	$1.5784	$1.6147	(2)%
euro	$1.2520	$1.4136	(11)%	$1.2825	$1.4070	(9)%
Hungarian forint	$0.0044	$0.0052	(15)%	$0.0044	$0.0052	(15)%
Indian rupee	$0.0182	$0.0219	(17)%	$0.0189	$0.0221	(15)%
Polish zloty	$0.3033	$0.3418	(11)%	$0.3054	$0.3510	(13)%
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase	Increase
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$64,888	$50,246	$14,642	29%	$173,114	$144,985	$28,129	19%
Operating expenses:
Direct operating costs	30,075	23,056	7,019	30%	83,965	68,521	15,444	23%
Salaries and benefits	8,700	7,409	1,291	17%	24,455	22,330	2,125	10%
Selling, general and administrative	5,195	5,607	(412)	(7)%	15,128	14,454	674	5%
Depreciation and amortization	6,435	5,170	1,265	24%	18,710	15,352	3,358	22%
Total operating expenses	50,405	41,242	9,163	22%	142,258	120,657	21,601	18%
Operating income	$14,483	$9,004	$5,479	61%	$30,856	$24,328	$6,528	27%
Transactions processed (millions)	302	247	55	22%	859	686	173	25%
ATMs as of September 30	17,370	12,668	4,702	37%	17,370	12,668	4,702	37%
Average ATMs	17,295	12,506	4,789	38%	16,414	11,714	4,700	40%

Revenues
Our revenues for the third quarter and first nine months of 2012 increased when compared to the same periods of 2011, primarily due to an increase in the number of ATMs under management, including those added from 2011 acquisitions, the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012 and growth in value added services, including dynamic currency conversion. These increases were partly offset by the impact of the weaker foreign currencies in 2012.

Average monthly revenue per ATM was $1,251 for the third quarter and $1,172 for the first nine months of 2012 compared to $1,339 for the third quarter and $1,375 for the first nine months of 2011. These decreases were primarily the result of ATM and transaction growth in India and Pakistan, where revenues per ATM and revenues per transaction are generally lower than those in Europe, and the impact of the weaker foreign currencies. Revenue per transaction was $0.21 for the third quarter and $0.20 for the first nine months of 2012 compared to $0.20 for the third quarter and $0.21 the first nine months of 2011. The increase for the third quarter of 2012 compared to the same period of 2011 was primarily due to an increase in revenues from value added services caused by seasonal growth in tourism activity in certain countries, partly offset by ATM and transaction growth in India and Pakistan, and the impact of the weaker foreign currencies. The decrease for the first nine months of 2012 compared to the same period of 2011, was primarily due to a higher percentage transactions that earned less revenue per transaction in the first half of 2012, primarily in India and Pakistan, and the impact of the weaker foreign currencies, partly offset by the increase in revenues from dynamic currency conversion services.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in the third quarter and first nine months of 2012 compared to the same periods of 2011, primarily due to the increase in the number of ATMs under management, partly offset by the impact of the weaker foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $34.8 million for the third quarter and $89.1 million for the first nine months of 2012 compared to $27.2 million for the third quarter and $76.5 million for the first nine months of 2011. The increase for the third quarter and first nine months of 2012 was primarily due to the increase in ATMs under management and the growth in revenues from value added services, including dynamic currency conversion, which we earn a higher gross profit than other services, partly offset by the impact of the weaker foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 53.7% for the third quarter and 51.5% for the first nine months of 2012 compared to 54.1% for the third quarter and 52.7% for the first nine months of 2011; these decreases were largely due to the greater number of newly installed ATMs in India during the first nine months of 2012.
Salaries and benefits
The increases in salaries and benefits for the third quarter and first nine months of 2012 were primarily due to adding employees to support the growth in ATMs under management, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these costs decreased to 13.4% for the third quarter and 14.1% for the first nine months of 2012 compared to 14.7% for the third quarter and 15.4% for the first nine months of 2011; these decreases resulted from revenue growth that did not require similar increases in support costs.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the third quarter of 2012 compared to the same period of 2011 was primarily due to cost control measures implemented during second the quarter of 2012, partly offset by increased expenses resulting from the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012 and the impact of weaker foreign currencies. The increase in selling, general and administrative expenses for the first nine months of 2012 compared to the same period of 2011 was due to increased costs in growing markets during the first half of 2012 and the acquisition of the remaining 51% of Euronet Middle East W.L.L discussed above, partly offset by the impact of weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 8.0% for the third quarter and 8.7% for the first nine months of 2012 from 11.2% for the third quarter and 10.0% for the first nine months of 2011. These decreases were primarily due to the growth in revenues from additional ATMs under management together with value added services, including dynamic currency conversion, which require minimal incremental support costs.

Depreciation and amortization
Depreciation and amortization expense increased for the third quarter and first nine months of 2012 compared to the same periods of 2011, primarily due to the increase in ATMs under management and the amortization of intangible assets related to the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, depreciation and amortization expense decreased to 9.9% for the third quarter of 2012 from 10.3% in the same period of 2011. This decrease is primarily due to an increase in revenues from additional ATMs under management together with higher revenues from value added services in certain countries, which require minimal incremental support costs, partly offset by the acquisition of the remaining 51% of Euronet Middle East W.L.L. For the first nine months of 2012, as a percentage of revenues, these expenses increased to 10.8% from 10.6% in the same period of 2011, mainly as a result of the amortization of intangible assets related to the acquisition of the remaining 51% of Euronet Middle East W.L.L and the growth ATMs under management. The increase as a percentage of revenues was partly offset by the increase in revenues from value added services.
Operating income
Operating income increased for the third quarter and first nine months of 2012 compared to the same periods of 2011, primarily due to an increase in ATMs under management and growth in value added services, including dynamic currency conversion, partly offset by the impact of the weaker foreign currencies. The increase for the first nine months was also partly offset by $1.2 million of previously deferred revenue recognized in the first quarter of 2011 related to a customer discontinuing a certain product in Greece. Operating income per transaction was $0.05 for the third quarter and $0.04 for the first nine months of 2012 compared to $0.04 for both the third quarter and first nine months of 2011. The increase in operating income per transaction for the third quarter of 2012 compared to 2011 was primarily due to the growth in value added services in certain countries, partly offset by the impact of weaker foreign currencies. Operating income as a percentage of revenues (“operating margin”) increased to 22.3% for the third quarter and 17.8% for the first nine months of 2012 compared to 17.9% for the third quarter and 16.8% for the first nine months of 2011. These increases are primarily due to an increase in the number of ATMs under management and growth in value added services, including dynamic currency conversion, as discussed above. The increase for the first nine months of 2012 compared to the same period of 2011 was partly offset by the additional revenues recognized in Greece in the first quarter of 2011.

EPAY SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$171,529	$174,269	$(2,740)	(2)%	$514,543	$485,861	$28,682	6%
Operating expenses:
Direct operating costs	131,999	133,198	(1,199)	(1)%	395,185	371,663	23,522	6%
Salaries and benefits	12,717	13,012	(295)	(2)%	38,409	34,952	3,457	10%
Selling, general and administrative	11,757	10,295	1,462	14%	32,563	25,869	6,694	26%
Depreciation and amortization	4,925	4,482	443	10%	15,064	13,480	1,584	12%
Total operating expenses	161,398	160,987	411	—%	481,221	445,964	35,257	8%
Operating income	$10,131	$13,282	$(3,151)	(24)%	$33,322	$39,897	$(6,575)	(16)%
Transactions processed (millions)	277	271	6	2%	815	778	37	5%

Revenues
The decrease in revenues for the third quarter of 2012 compared to the same period of 2011 was primarily due to revenue declines in Australia, Brazil, Spain and the U.K., as well as the impact of the weaker foreign currencies. Revenues in Australia decreased for the third quarter of 2012 compared to the same period of 2011 primarily due to the impact of certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. Revenues in Brazil decreased for the third quarter compared to the same period of 2011 due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. These mobile operator changes are expected to negatively impact revenues for the remainder of 2012. The revenue declines in Spain and the U.K. were mostly driven by economic and competitive pressures. These decreases were partly offset by the impact of our September 2011 acquisition of cadooz Holding GmbH ("cadooz"), an increase in transactions processed in the U.S. and increased demand for non-mobile products in Germany. The increase in revenues for the first nine months of 2012 compared to the same period of 2011 was primarily due to nine months of revenues recognized during 2012 from our September 2011 acquisition of cadooz, an increase in transactions processed in the U.S. and increased demand for non-mobile products in Germany. These increases were partly offset by revenue declines for the first nine months of 2012 compared to the same period of 2011 in Australia, Brazil, Spain and the U.K, as discussed above, and the impact of weaker foreign currencies.
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
Revenues per transaction were $0.62 for the third quarter and $0.63 for the first nine months of 2012 compared to $0.64 for the third quarter and $0.62 for the first nine months of 2011. The decrease in revenues per transaction for the third quarter of 2012 compared to the same period of 2011 was primarily due to changes in the mix of transactions, particularly due to growth in transactions at our ATX subsidiary, a decrease in revenues per transaction in Australia, Brazil, and Spain for the reasons discussed above and the impact of weaker foreign currencies. These decreases were partly offset by the impact of our cadooz transactions, which are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with a strong contribution to gross profit. The increase in revenues per transaction for the first nine months of 2012 compared to the same period of 2011 was primarily due the impact of our September 2011 acquisition of cadooz, partly offset by growth in transactions at our ATX subsidiary, a decrease in revenues per transaction in Australia, Brazil, and Spain for the reasons discussed above and the impact of weaker foreign currencies.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the third quarter of 2012 compared to the same period of 2011, was primarily attributable to the decrease in the number of transactions processed in Australia, Brazil and Spain, and the impact of the weaker foreign currencies, partly offset by the impact of cadooz transactions and growth in transactions processed in the U.S. and Germany. The increase in direct operating costs for the first nine months of 2012 compared to the same period of 2011 is primarily due to the impact of the September 2011 acquisition of cadooz, as well as the growth in transactions in the U.S. and Germany, partly offset by the decrease in the number of transactions processed in Australia, Brazil, and Spain, and the impact of the weaker foreign currencies.

Gross profit
Gross profit, which represents revenues less direct costs, was $39.5 million for the third quarter and $119.4 million for the first nine months of 2012 compared to $41.1 million for the third quarter and $114.2 million for the first nine months of 2011. The primary factors behind the decrease for the third quarter of 2012 compared to the same period of 2011 are the declines in transaction volumes in Australia, Brazil and Spain, lower gross margin percentages in Brazil and Spain, as a result of the events described above, and the impact of weaker foreign currencies. These decreases were partly offset by the impact of the cadooz acquisition in September 2011, an increase in transactions processed in the U.S. and increased demand for non-mobile products in Germany. The increase in gross profit for the first nine months of 2012 compared to the same period of 2011 is due to the impact of the cadooz acquisition and increased transaction volumes in the U.S. and Germany. These increases were partly offset by a decline in transaction volume in Australia, Brazil and Spain and the impact of weaker foreign currencies. Gross margin was 23.0% for the third quarter and 23.2% for first nine months of 2012 compared to 23.6% for the third quarter and 23.5% for the first nine months of 2011. These decreases were primarily due to the impact of the cadooz transactions and lower gross margins in certain countries. Gross profit per transaction decreased to $0.14 for the third quarter of 2012 compared to $0.15 in the same period of 2011. This decrease reflects the impact of a higher percentage of lower profit transactions, particularly due to growth in transactions at our ATX subsidiary and the impact of weaker foreign currencies, partly offset by the impact of the cadooz transactions. Gross profit per transaction was flat at $0.15 for the first nine months of 2012 and 2011.
Salaries and benefits
The decrease in salaries and benefits for the third quarter of 2012 compared to the same period of 2011 was primarily due to a decrease in staff in response to the decline in revenue in Brazil and the impact of weaker foreign currencies, partly offset by the impact of the cadooz acquisition. The increase in salaries and benefits for the first nine months of 2012 compared to the same period of 2011 was primarily due to nine months of salaries and benefits during 2012 related to cadooz compared to one month of salaries and benefits during the same period of 2011 and an increase in staff in Germany primarily to support the growth of non-mobile transactions. These increases were partly offset by decreases in salaries and benefits in Brazil and the U.K., in response to declines in revenues, and the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits decreased to 7.4% for the third quarter of 2012 from 7.5% in the same period of 2011. This decrease resulted from staff reductions in certain countries during the period. As a percentage of revenues, salaries and benefits increased to 7.5% for the first nine months of 2012 from 7.2% in the same period of 2011. This increase was primarily due to the impact of the cadooz acquisition.
Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2012 compared to the same periods of 2011 was mainly due to the impact of the cadooz acquisition, increased bad debt expense in Spain, and increased expenses in Germany as a result of the growth in non-mobile transaction volume and revenues, partly offset by the impact of the weaker foreign currencies. The increase for the first nine months of 2012 was also caused by an increase in bad debt expense in Australia during the second quarter of 2012. As a percentage of revenues, these expenses increased to 6.9% for the third quarter and 6.3% for the first nine months of 2012 from 5.9% for the third quarter and 5.3% for the first nine months of 2011, primarily because of the decreases in revenues in Australia, Brazil, and Spain and an increase in bad debt expense during the periods.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for the third quarter and first nine months of 2012 compared to the same periods of 2011 mainly due to the impact of the cadooz acquisition, resulting in amortization of acquired intangible assets, and the addition of POS terminals in growing markets. These increases were partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased to 2.9% for both the third quarter and first nine months of 2012 compared to 2.6% for the third quarter and 2.8% for the first nine months of 2011.

Operating income
The decrease in operating income for the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to transaction volume and revenue declines in Australia, Brazil and Spain, and the impact of the weaker foreign currencies. The declines in volume and revenues in Brazil were due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. These mobile operator changes are expected to negatively impact operating income for the remainder of 2012. The declines in volume and revenues in Spain were mostly driven by economic and competitive pressures. In addition, the declines in volume and revenues in Australia were due to certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. These decreases were partly offset by increases in transaction volumes in the U.S. and Germany and the impact of the cadooz acquisition. Operating margin was 5.9% for the third quarter and 6.5% for the first nine months of 2012 compared to 7.6% for the third quarter and 8.2% for the first nine months of 2011. These decreases were primarily due to the revenue declines in Australia, Brazil and Spain and the increase in bad debt expense for both the third quarter and first nine months of 2012 compared to the same periods of 2011. The decrease for the third quarter of 2012 was also caused by changes in the mix of transactions, particularly due to growth in transactions at our ATX subsidiary which earns lower revenue per transaction than mobile top-up distribution. Operating income per transaction declined to $0.04 for both the third quarter and first nine months of 2012 compared to $0.05 for the same periods of 2011, primarily due to the declines in operating income discussed above.
As discussed earlier, in our epay Brazil operations, operating income has been negatively impacted by certain mobile operators' distribution strategies throughout 2012. To regain our desired profitability in Brazil, we are adjusting our strategy and making changes in the business to better align costs with revenues. Additionally, we expect to introduce other electronic payment products in this market during 2013 to increase revenues. However, if we are unable to achieve adequate profitability within epay Brazil in the longer term, it is possible that the goodwill or other acquired intangible assets of this reporting unit could become impaired. As of September 30, 2012, the carrying value of epay Brazil's goodwill and other acquired intangible assets were $24.1 million and $5.4 million, respectively.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Total revenues	$80,042	$75,103	$4,939	7%	$228,960	$211,285	$17,675	8%
Operating expenses:
Direct operating costs	38,394	34,333	4,061	12%	108,037	96,797	11,240	12%
Salaries and benefits	19,450	18,517	933	5%	56,067	51,882	4,185	8%
Selling, general and administrative	11,250	12,366	(1,116)	(9)%	33,578	34,553	(975)	(3)%
Depreciation and amortization	4,734	5,086	(352)	(7)%	14,092	15,460	(1,368)	(9)%
Total operating expenses	73,828	70,302	3,526	5%	211,774	198,692	13,082	7%
Operating income	$6,214	$4,801	$1,413	29%	$17,186	$12,593	$4,593	36%
Transactions processed (millions)	7.9	6.3	1.6	25%	22.0	17.7	4.3	24%
Revenues
The increase in revenues for the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to an increase in the number of transactions processed and growth in other products such as mobile top-up, check cashing, bill payment and money order transactions, partly offset by the impact of the weaker foreign currencies. The growth in transactions processed was driven by a 14% and 13% increase in money transfers, including an 19% and 15% increase from the U.S. and a 7% and 9% increase from non-U.S. markets in the third quarter and first nine months of 2012, respectively. The increase in transfers from the U.S. was primarily the result of growth in the U.S. to Mexico money transfer activity and the expansion of the number of company-owned stores and agents. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.

Revenues per transaction decreased to $10.13 for the third quarter and $10.41 for the first nine months of 2012 from $11.92 for the third quarter and $11.94 for the first nine months of 2011. The growth rate of transactions exceeded the revenue growth rate for the third quarter and first nine months of 2012 compared to the same periods of 2011 largely because of the increase in the number of non-money transfer transactions, which generate considerably lower revenues per transaction than money transfers, and the impact of the weaker foreign currencies.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank depository fees. The increase in direct operating costs in the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to the growth in transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $41.6 million for the third quarter and $120.9 for the first nine months of 2012 compared to $40.8 million for the third quarter and $114.5 million for the first nine months of 2011. These increases were primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions, partly offset by the impact of weaker foreign currencies. Gross margin was 52.0% for the third quarter of 2012 and 52.8% for the first nine months of 2012 compared to 54.3% for the third quarter and 54.2% for the first nine months of 2011. These declines were primarily due to the increase in the number of non-money transfer transactions, which generate lower revenues and margin per transaction than money transfers.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2012 compared to the same periods of 2011 was due to the increased expenditures we incurred to support expansion of our operations both in the U.S and internationally. As a percentage of revenues, salaries and benefits decreased slightly to 24.3% for the third quarter and 24.5% for the first nine months of 2012 from 24.7% for the third quarter and 24.6% for the first nine months of 2011.
Selling, general, and administrative

The decrease in selling, general and administrative expenses for both the third quarter and first nine months of 2012 compared to the same periods of 2011, was primarily due to cost control measures implemented during second quarter of 2012, both in the U.S. and internationally, and the impact of weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 14.1% for the third quarter and 14.7% for the first nine months of 2012 from 16.5% for the third quarter and 16.4% for the first nine months of 2011; these decreases resulted from the cost controls discussed above, along with growth in revenues from non-money transfer transactions, which do not require similar increases in selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the third quarter and first nine months of 2012, depreciation and amortization decreased compared to the same periods in 2011, primarily as a result of certain acquired intangible assets becoming fully amortized at the end of the first quarter of 2012 and 2011. As a percentage of revenues, depreciation and amortization decreased to 5.9% for the third quarter and 6.2% for the first nine months of 2012 from 6.8% for the third quarter and 7.3% for the first nine months of 2011, primarily due to the decreases in depreciation and amortization discussed above combined with the increases in revenues.
Operating income
Operating income increased by 29% for the third quarter and 36% for the first nine months of 2012 compared to the same periods of 2011. These increases reflect the growth in transactions processed and certain acquired intangible assets which became fully amortized. As a result, operating margin increased to 7.8% for the third quarter and 7.5% for the first nine months of 2012 from 6.4% for the third quarter and 6.0% for the first nine months of 2011. Operating income per transaction increased to $0.79 for the third quarter and $0.78 for the first nine months of 2012 from $0.76 for the third quarter and $0.71 for the first nine months of 2011. These increases were primarily due to the increases in transaction-based revenues discussed above and the decrease in amortization expense during 2012, partly offset by the impact of weaker foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2012 and 2011 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Increase (Decrease) Amount	Increase (Decrease) Percent	2012	2011	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$4,682	$5,031	$(349)	(7)%	$15,693	$14,898	$795	5%
Selling, general and administrative	1,882	1,848	34	2%	5,509	5,526	(17)	—%
Depreciation and amortization	69	86	(17)	(20)%	271	255	16	6%
Total operating expenses	$6,633	$6,965	$(332)	(5)%	$21,473	$20,679	$794	4%
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the third quarter of 2012 compared to the same period of 2011, mostly due to a decrease in salaries and benefits. This decrease was primarily the result of lower share-based compensation and bonus expense due to the reversal of previously recorded expense because it is now estimated that the performance criteria established for the recognition awards will not be achieved. Operating expenses for Corporate Services increased for the first nine months of 2012 compared to the same period of 2011, mostly due to an increase in salaries and benefits expenses. This increase was primarily the result of an increase in share-based compensation expense recognized in the first half of 2012 compared to 2011, partly offset by a decrease in bonus expense. For both the third quarter and first nine months of 2012 compared to the same periods of 2011, selling, general, and administrative expense and deprecation and amortization expense were relatively flat.

OTHER EXPENSE, NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Interest income	$877	$1,745	$(868)	(50)%	$3,493	$4,332	$(839)	(19)%
Interest expense	(5,483)	(5,180)	(303)	6%	(16,542)	(15,686)	(856)	5%
Income from unconsolidated affiliates	185	624	(439)	(70)%	795	1,464	(669)	(46)%
Other (losses) gains, net	(25)	—	(25)	n/m	4,146	—	4,146	n/m
Loss on early retirement of debt	—	(1,899)	1,899	n/m	—	(1,899)	1,899	n/m
Legal settlement	—	—	—	n/m	—	1,000	(1,000)	n/m
Foreign currency exchange gain (loss), net	1,419	(11,854)	13,273	n/m	(1,237)	1,083	(2,320)	n/m
Other expense, net	$(3,027)	$(16,564)	$13,537	n/m	$(9,345)	$(9,706)	$361	n/m
n/m — Not meaningful.
Interest income
The decrease in interest income for the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to less interest earned on overnight deposits in Australia and Brazil, as a result of decreases in revenue in these countries during the periods, and the impact of weaker foreign currencies. These decreases were partly offset by an increase in interest earned on overnight deposits in various other locations.

Interest expense
The increase in interest expense for the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily related to having larger amounts outstanding under the credit facility during both periods of 2012 than during the same periods of 2011, primarily due to borrowings to fund our September 2011 acquisition of cadooz and capital expenditures in 2012 related to the deployment of ATMs in India and Europe.
Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia and our 49% investment in Euronet Middle East W.L.L during 2011 before our acquisition of the remaining 51% interest in January 2012. The decrease in income from unconsolidated affiliates was almost entirely the result of consolidating Euronet Middle East W.L.L's results beginning in January 2012.
Other (losses) gains, net
In the third quarter and first nine months of 2012, we recorded an investment in marketable securities at fair value which resulted in a loss of $0.03 million and $0.2 million, respectively.
Additionally, our acquisition of the remaining 51% interest of Euronet Middle East W.L.L in January 2012 resulted in Euronet obtaining control of the entity and, therefore, was considered a business combination. Accordingly, we valued all assets and liabilities at fair value which resulted in a $4.4 million gain on the increase of the book value of the 49% interest previously owned.
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
We recorded a net foreign currency exchange gain of $1.4 million in the third quarter and a net foreign currency exchange loss of $1.2 million in the first nine months of 2012 compared to a net foreign currency exchange loss of $11.9 million in the third quarter and a net foreign currency exchange gain of $1.1 million in the first nine months of 2011. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Income before income taxes	$21,168	$3,558	$50,546	$46,433
Income tax expense	(6,827)	(6,483)	(17,381)	(19,433)
Net income (loss)	$14,341	$(2,925)	$33,165	$27,000

Effective income tax rate	32.3%	182.2%	34.4%	41.9%

Income before income taxes	$21,168	$3,558	$50,546	$46,433
Adjust: Foreign currency exchange gain (loss), net	1,419	(11,854)	(1,237)	1,083
Adjust: Other (loss) gains, net	(25)	—	4,146	—
Adjust: Loss on early retirement of debt	—	(1,899)	—	(1,899)
Adjust: Legal settlement	—	—	—	1,000
Income before income taxes, as adjusted	$19,774	$17,311	$47,637	$46,249

Income tax expense	$(6,827)	$(6,483)	$(17,381)	$(19,433)
Adjust: Income tax (benefit) expense attributable to foreign currency exchange gain (loss), net	(28)	260	36	190
Income tax expense, as adjusted	$(6,799)	$(6,743)	$(17,417)	$(19,623)

Effective income tax rate, as adjusted	34.4%	39.0%	36.6%	42.4%
Our effective tax rates were 32.3% and 182.2% for the three-month periods ended September 30, 2012 and 2011, respectively, and were 34.4% and 41.9% for the nine-month periods ended September 30, 2012 and 2011, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gains and losses and other non-operating gains and losses in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 34.4% and 39.0% for the three months ended September 30, 2012 and 2011, respectively, and were 36.6% and 42.4% for the nine months ended September 30, 2012 and 2011, respectively.
The effective tax rate, as adjusted, for the third quarter of 2012 was lower than the applicable statutory rate of 35% primarily because of the reduction in unrecognized tax benefits. The effective tax rate, as adjusted, for the nine-month period ended September 30, 2012 was higher than the applicable statutory rate of 35% primarily because of our U.S. income tax positions, partly offset by the reduction in unrecognized tax benefits and tax return true-ups in foreign jurisdictions. For the nine-month period ended September 30, 2012, we have recorded a valuation allowance against our U.S. income tax net operating losses as it is more likely than not that a tax benefit will not be realized. Accordingly, the income tax benefits associated with pre-tax book losses generated by our U.S. entities have not been recognized.
The decrease in the effective tax rate, as adjusted, for the third quarter and the nine-month period ended September 30, 2012 from the same periods of 2011 was primarily due to a smaller proportion of the Company's income being earned in countries with higher tax rates. The reduction in unrecognized tax benefits in the third quarter and the tax return true-ups in foreign jurisdictions for the nine-month period ended September 30, 2012 provided further reductions to the effective tax rate. There have not been any material changes in unrecognized income tax benefits since December 31, 2011.
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
The net loss attributable to noncontrolling interests was $0.3 million for the third quarter and $0.4 million for the first nine months of 2012 compared to net income attributable to noncontrolling interests of $0.3 million for the third quarter and $1.0 million for the first nine months of 2011. These losses were primarily due to decreased profitability at our Movilcarga and ATX subsidiaries. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
ATX	75.5%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $14.6 million for the third quarter and $33.5 million for the first nine months of 2012 compared to a net loss of $3.2 million for the third quarter and net income of $26.0 million for the first nine months of 2011. As more fully discussed above, the increase in net income of $7.6 million for the first nine months of 2012 as compared to the same period in 2011 was primarily the result of a $3.8 million increase in operating income, recognition of a $1.9 million loss on early retirement of debt during the third quarter of 2011, a $4.1 increase in non-operating gains, a $2.1 million decrease in income tax expense, and the $1.4 million decrease in net income attributable to noncontrolling interests. These increases were partly offset by a foreign currency exchange loss of $1.2 million in the first nine months of 2012 compared to a gain of $1.1 million in the same period of 2011, recognition of a $1.0 million gain from legal settlement in the first nine months of 2011 and a $0.9 million increase in interest expense. Other items decreased net income by $1.5 million during the first nine months of 2012 compared to the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2012, we had negative working capital, which is calculated as the difference between total current assets and total current liabilities, of $56.8 million, compared to negative working capital of $20.5 million as of December 31, 2011. Our ratio of current assets to current liabilities at September 30, 2012 and December 31, 2011 were 0.93 and 0.97, respectively. The decrease in working capital was primarily due the repayment of borrowings under the revolving credit facility during the first nine months of 2012 and the acquisition of the remaining 51% of Euronet Middle East W.L.L. Working capital was negative at September 30, 2012 and December 31, 2011, primarily due to the inclusion in current maturities of long-term debt of $171.1 million and $165.2 million, respectively, related to the 3.50% convertible debentures. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020.
On October 15, 2012, the Company repurchased $167.8 million of these debentures which were submitted to the Company for repurchase. As a result of this repurchase, $3.6 million in principal amount of such debentures remains outstanding. The Company utilized cash on hand and borrowings on its revolving credit facility to fund the repurchase.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of September 30, 2012, working capital in the Money Transfer Segment was $74.8 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $191.8 million at September 30, 2012, of which $140.1 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

Operating cash flow
Cash flows provided by operating activities were $144.4 million for the first nine months of 2012 compared to $78.0 million for the first nine months of 2011. The increase was primarily due to improved operating results, as well as fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $38.3 million for the first nine months of 2012 compared to $89.4 million for the first nine months of 2011. During the first nine months of 2012, we used $2.7 million for acquisitions compared to $54.1 million in the first nine months of 2011. Purchases of property and equipment and other long-term assets used $36.7 million and $35.0 million of cash for the first nine months of 2012 and 2011, respectively. Additionally, cash provided by other investing activities totaled $1.1 million for the first nine months of 2012, primarily related to proceeds from sale of property and equipment.
Financing activity cash flow
Cash flows used in financing activities were $85.6 million during the first nine months of 2012 compared to cash provided by financing activities of $8.7 million during the first nine months of 2011. Our financing activities for the first nine months of 2012 consisted primarily of net repayments of debt obligations of $83.6 million compared to net borrowings of $26.1 million for the first nine months of 2011. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first nine months of 2012 we had a total of $282.1 million in borrowings and $360.6 million in repayments under our revolving credit facilities. In addition, during the first nine months of 2012, we had $3.0 million in repayments under our term loan. During the first nine months of 2011, we used $127.0 million for repayment of our term loan as a result of the amendment to our senior secured credit facility (the "Credit Facility") in August 2011, received proceeds of $80.0 million from our new term loan and paid $3.2 million in debt issuance costs. During the first nine months of 2012, we paid $0.9 million in debt issuance costs associated with an amendment to our Credit Facility in 2011. Additionally, for the first nine months of 2012 and 2011, we paid $2.0 million and $2.2 million, respectively, for capital lease obligations. During the first nine months of 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. Further, for the first nine months of 2012 and 2011, we received $2.1 million each, in proceeds from the issuance of shares. For the first nine months of 2011, we used $10.4 million for share repurchases. Purchase of subsidiary shares from noncontrolling interests used $3.3 million of cash during the first nine months of 2012.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and related financing needs.
Other sources of capital
Credit Facility — As of September 30, 2012, we have a $355 million Credit Facility consisting of a $265 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
The $265 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. Subject to certain conditions, we have the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders. On October 11, 2012, we exercised this option and increased the aggregate commitments under the revolving credit facility by $125 million. All other terms of the credit agreement remain unchanged. Additional financing costs of $1.0 million have been deferred and are being amortized over the remaining period of the revolving credit agreement.

Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Amended and Restated Credit Agreement. The maturity date for the Credit Facility is August 18, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. Original costs of $4.5 million continue to be deferred and are being amortized over the terms of the respective loans.
As of September 30, 2012, we had borrowings of $76.0 million outstanding under the term loan. We had $8.6 million of borrowings and $36.9 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2012. The remaining $229.5 million under the revolving credit facility was available for borrowing. As of September 30, 2012, our weighted average interest rate was 5.1% under the revolving credit facility and 2.2% under the term loan, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at September 30, 2012 were primarily comprised of the $171.1 million carrying value ($171.4 million in principal) of the 3.5% convertible debentures because the initial put option occurs on October 15, 2012 (see description below). Additionally, we have $6.0 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of September 30, 2012.
As of September 30, 2012, the $171.4 million in principal amount of 3.50% Convertible Debentures Due 2025 is convertible into 4.2 million shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures may not be redeemed by us until October 20, 2012, but are redeemable at par at any time thereafter. Holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2012, 2015 and 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates. On October 15, 2012, the Company repurchased $167.8 million of these debentures which were submitted to the Company for repurchase. As a result of this repurchase, $3.6 million in principal amount of such debentures remains outstanding. The Company utilized cash on hand and borrowings on its revolving credit facility to fund the repurchase.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our common stock. During the third quarter 2012, we repurchased 70,500 shares of common stock at an aggregate cost of $1.3 million. Considering cumulative repurchases as of September 30, 2012, we have $82.7 million or 3.9 million shares of common stock remaining that may be repurchased under the Board's authorization. We expect to repurchase additional securities when prices provide attractive returns on capital.
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
Capital expenditures and needs — Total capital expenditures for the first nine months of 2012 were $33.9 million. These capital expenditures were primarily for the purchase of ATMs in Poland and India, as well as office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2012 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 129,000 of the approximately 631,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.

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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2012, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2012. See also Note 10, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2012, the only material change from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, is a decrease of $77.7 million in the amount outstanding on our revolving credit facility, net of additional borrowings, during the period.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting the Company and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2012, our total debt outstanding was $261.7 million. Of this amount, $171.1 million, or 65% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $171.4 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of September 30, 2012, the fair value of our fixed rate convertible debentures was $170.5 million, compared to a carrying value of $171.1 million. Interest expense for these debentures, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 8.7% annually. Additionally, approximately $5.0 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2012 and 2015.
The remaining $85.6 million, or 33% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $3.1 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the nine-month period ended September 30, 2012, 77% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of September 30, 2012, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2012, we had foreign currency forward contracts outstanding with a notional value of $79.1 million, primarily in Australian dollars, euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of two days. The fair value of these forward contracts as of September 30, 2012 was an unrealized gain of $0.1 million, which was partly offset by the unrealized loss on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended September 30, 2012, the Company purchased, 70,500 shares of its Common Stock in the open market, in accordance with the authorization by its Board of Directors announced on August 22, 2011. The Company is authorized to repurchase up to $100 million or 5 million shares of its Common Stock through August 22, 2013. The following table sets forth information with respect to those shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1 - September 30	70,500	$18.30	70,500	3,907,341

(1) The Company may repurchase an additional $82.7 million or 3,907,341 million shares of common stock under the repurchase program through August 22, 2013.

ITEM 6. EXHIBITS

a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

10.1
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Unaudited Consolidated Financial Statements.

_________________________

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2012
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer